Form 10-Q
period 1995-03-31
VIRGINIA ELECTRIC & POWER CO
filed 1995-05-05
CIK 103682

<PAGE 1>

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark one)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1995

                                or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________ to ____________

                   Commission file number 1-2255


                VIRGINIA ELECTRIC AND POWER COMPANY
       (Exact name of registrant as specified in its charter)


               VIRGINIA                          54-0418825
   (State or other jurisdiction of           (I.R.S. employer
    incorporation or organization)          identification No.)



One James River Plaza, Richmond, Virginia         23261 - 6666
(Address of principal executive offices)           (Zip Code)


  Registrant's telephone number                  (804) 771-3520


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x     No

At April 30, 1995, 171,484 shares of common stock, without par value, of the registrant were outstanding.

<PAGE 2>

                 VIRGINIA ELECTRIC AND POWER COMPANY

                                 INDEX



                                                          Page

                                                         Number



                    PART I.  Financial Information

Item 1.  Financial Statements


           Statements of Income - Three Months Ended

             March 31, 1995 and 1994                            3

           Balance Sheets - March 31, 1995
             and December 31, 1994                            4-5

           Statements of Cash Flows - Three Months

             Ended March 31, 1995 and 1994                      6

           Notes to Financial Statements                      7-8


Item 2.  Management's Discussion and Analysis of

           Financial Condition and Results of
           Operations                                        9-11


                    PART II.  Other Information

Item 1.  Legal Proceedings                                     12

Item 4.  Submission of Matters to a Vote of Security
           Holders                                             13

Item 5.  Other Information                                     13

           The Company                                         13

           Rates                                            13-14

           Competition                                         14

           Environmental                                       14

           Future Sources of Power                             15

Item 6.  Exhibits and Reports on Form 8-K                   15-17
<PAGE 3>

                 VIRGINIA ELECTRIC AND POWER COMPANY
                    PART I.  FINANCIAL INFORMATION

                     ITEM 1.  FINANCIAL STATEMENTS
                         STATEMENTS OF INCOME
                              (UNAUDITED)





                                   Three Months Ended
                                                            March
31,
                                                        1995

  1994

(Millions)

Operating revenues                                    $1,076.3

$1,102.1

Operating expenses:
 Operation:
    Fuel, net                                            254.0

   262.3
    Purchased power capacity, net                        178.7

   177.3
    Other                                                137.2

   129.2
 Maintenance                                              66.9

    70.5
 Depreciation and amortization                           116.3

   111.6
 Amortization of terminated construction
   project costs                                           8.6

     8.6
 Taxes - Income                                           58.1

    67.4
       - Other                                            64.7

    68.1
   Total                                                 884.5

   895.0
Operating income                                         191.8

   207.1

Other income                                               2.4

     2.7
Income before interest charges                           194.2

   209.8
Interest charges:
  Interest on long-term debt                              74.7

    72.0
  Other                                                    5.8

     5.3
  Allowance for borrowed funds used
    during construction                                   (1.3)

    (0.9)
     Total                                                79.2

    76.4

Net income                                               115.0

   133.4
Preferred dividends                                       11.7

    10.0

Balance available for Common Stock                    $  103.3

$  123.4


The accompanying notes are an integral part of the financial statements.

 <PAGE 4>

                      VIRGINIA ELECTRIC AND POWER COMPANY

                              BALANCE SHEETS
                                  ASSETS
                               (UNAUDITED)

                                                  March 31,
December 31,
                                                    1995
1994

(Millions)

(*)

Utility plant (includes $878.2 plant
 under construction in 1995 and $828.2
 in 1994)                                       $13,996.5
$13,896.6
Less accumulated depreciation                     4,524.7
4,426.9
                                                  9,471.8
9,469.7
Nuclear fuel, net                                   143.4

153.7
  Net utility plant                               9,615.2
9,623.4

Investments:
  Nuclear decommissioning trust funds               282.3

260.9
  Pollution control project funds                    20.5

 20.3
  Other                                              20.5

 21.1
    Total investments                               323.3

302.3

Current assets:
  Cash and cash equivalents                         101.2

 28.8
  Customer accounts receivable, net                 245.4

202.7
  Accrued unbilled revenues                          98.2

 97.4
  Materials and supplies:
    Plant and general                               187.4

186.7
    Fossil fuel                                      82.1

122.9
  Other                                              98.9

104.9
    Total current assets                            813.2

743.4

Deferred debits and other assets:
  Regulatory assets                                 859.1

871.0
  Unamortized debt issuance costs                    23.2

 22.8
  Other                                              83.0

 85.0
      Total deferred debits and other
        assets                                      965.3

978.8
Total assets                                    $11,717.0
$11,647.9

________________

The accompanying notes are an integral part of the financial statements.

(*) The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.
<PAGE 5>

                     VIRGINIA ELECTRIC AND POWER COMPANY

                                BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS'EQUITY
                                  (UNAUDITED)

                                                  March 31,
December 31,
                                                    1995

 1994

(Millions)


   (*)

Long-term debt                                     $ 4,073.7

$ 3,910.4

Preferred stock subject to
  mandatory redemption                                 221.7

    221.7

Preferred stock not subject to
  mandatory redemption                                 594.0

    594.0

Common stockholder's equity:
  Common Stock                                       2,737.4

  2,737.4
  Other paid-in capital                                 20.4

     20.4
  Earnings reinvested in business                    1,280.9

  1,277.8
    Total common stockholder's
      equity                                         4,038.7

  4,035.6

Current liabilities:
  Securities due within one year                       161.7

    312.2
  Short-term debt                                      13.4
  Accounts payable, trade                              285.4

    318.3
  Interest accrued                                      93.2

     96.2
  Other                                                286.9

    222.4
    Total current liabilities                          840.6

    949.1

Deferred credits and other liabilities:
  Accumulated deferred income taxes                  1,480.7

  1,466.7
  Deferred investment tax credits                      285.0

    289.2
  Deferred fuel expenses                                50.7

     51.5
  Other                                                131.9

    129.7
    Total deferred credits and
      other liabilities                              1,948.3

  1,937.1
Total liabilities and shareholders' equity         $11,717.0

$11,647.9

______________

The accompanying notes are an integral part of the financial statements.

(*) The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.
<PAGE 6>

                       VIRGINIA ELECTRIC AND POWER COMPANY
                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                Three Months
Ended March 31,
                                                     1995

  1994

(Millions)

Cash flow from operating activities:
  Net income                                        $ 115.0

 $ 133.4
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     140.9

   137.6
    Allowance for other funds used during
     construction                                      (1.8)

    (1.2)
    Deferred income taxes                              14.1

    42.5
    Deferred investment tax credits, net               (4.2)

    (4.2)
    Noncash return on terminated construction
      project costs - pretax                           (2.3)

    (2.7)
    Deferred fuel expenses                             (0.8)

   (16.9)
    Deferred capacity expenses                         (0.8)

    30.0
    Changes in:
      Accounts receivable                             (13.0)

   115.6
      Accrued unbilled revenues                        29.6

    35.9
      Materials and supplies                           40.1

    33.7
      Accounts payable, trade                         (32.9)

   (65.8)
      Accrued expenses                                 69.9

    30.0
      Provision for rate refunds                        2.1

   (98.9)
    Other                                              10.5

   (33.8)
Net cash flow from operating activities               366.4

   335.2

Cash flow from (to) financing activities:
  Issuance of long-term debt                          200.0

   164.0
  Short-term debt                                      13.4

   (33.0)
  Repayment of long-term debt and preferred
    stock                                            (185.0)

  (148.0)
  Common Stock dividend payments                     (100.3)

   (97.7)
  Preferred stock dividend payments                   (11.5)

   (10.0)
  Other                                                (4.3)

    (3.6)
Net cash flow (to) financing activities               (87.7)

  (128.3)

Cash flow from (used in) investing activities:
  Utility plant expenditures (excluding
    AFC-other funds)                                 (130.6)

  (109.4)
  Nuclear fuel (excluding AFC-other funds)             (4.5)

    (8.5)
  Nuclear decommissioning contributions                (6.2)

    (6.1)
  Pollution control project funds                      (0.2)

     2.4
  Sale of accounts receivable                         (60.0)

   (50.0)
  Other                                                (4.8)

    (2.4)
Net cash flow (used in) investing activities         (206.3)

  (174.0)
Increase (decrease) in cash and cash
  equivalents                                          72.4

    32.9
Cash and cash equivalents at beginning
  of period                                            28.8

    21.6
Cash and cash equivalents at end of period          $ 101.2

 $  54.5

Cash Paid During The Period For:
  Interest (reduced for the net cost of
   borrowed funds capitalized as AFC)               $ 119.6

 $  84.1
  Income taxes                                          0.2

    12.4


The accompanying notes are an integral part of the financial statements.
<PAGE 7>

                VIRGINIA ELECTRIC AND POWER COMPANY
                   NOTES TO FINANCIAL STATEMENTS


(a) In the opinion of the management of Virginia Electric and Power Company the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three-month periods ended March 31, 1995 and 1994, and the cash flows for the three-month periods ended March 31, 1995 and 1994. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

     The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December
31, 1994.

(b)  Contingencies

   Nuclear Insurance
   The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. The Company is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. The Company may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including the Company). For additional information, see Note C to FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(c) As of March 31, 1995, there were 2,217,319 and 5,940,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of the Company's preferred stock.

<PAGE 8>

                VIRGINIA ELECTRIC AND POWER COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                            (CONTINUED)


(d) Total federal income tax expense differs from the amount computed by applying the statutory federal income tax rate to pretax income for the following reasons:

                                    Three months Ended March 31,

                                          1995         1994
                                   (Millions, except percentages)

Federal income tax expense at
  statutory rate of 35%                   $60.2        $70.1


Increases (decreases) resulting from:
  Utility plant differences                (0.1)        (0.3)
  Ratable amortization of
    investment tax credits                 (4.2)        (4.2)
  Terminated construction project
    costs                                   1.2          1.2
  Other, net                               (0.1)
                                           (3.2)        (3.3)
     Total federal income tax expense     $57.0        $66.8

Effective tax rate                         33.1%        33.4%

<PAGE 9>

                 VIRGINIA ELECTRIC AND POWER COMPANY

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     As detailed in the Statements of Cash Flows, cash flow from operating activities for the three-month period ended March 31, 1995 increased $31.2 million as compared to the three-month period ended March 31, 1994 primarily as a result of normal operations.


     Cash from (to) financing activities was as follows:

                                 Three months Ended March 31,
                                     1995             1994

                                          (Millions)

     Mortgage bonds                $ 200.0          $ 164.0
     Repayment of long-term debt
       and preferred stock          (185.0)          (148.0)
     Dividends                      (111.8)          (107.7)
     Other                             9.1            (36.6)
        Total                      $ (87.7)         $(128.3)

     Financing activities for the first three months of 1995 resulted in a net cash outflow of $87.7 million. In the first quarter of 1995, the Company sold $200 million of First and Refunding Mortgage Bonds (Bonds). A portion of the proceeds from this sale was used to retire $180 million of Bonds. In addition, during the first three months of 1995, the Company retired $5.0 million of securities through sinking fund requirements.

     During the first three months of 1995, net borrowings under the commercial paper program increased $13.4 million.

Cash from (used in) investing activities was as follows:

                                     Three months Ended March 31,
                                         1995            1994

                                              (Millions)


     Utility plant expenditures        $(130.6)        $(109.4)
     Nuclear fuel                         (4.5)           (8.5)
     Nuclear decommissioning
      contributions                       (6.2)           (6.1)
     Pollution control project
      funds                               (0.2)            2.4
     Sale of accounts receivable         (60.0)          (50.0)
     Other                                (4.8)           (2.4)
        Total                          $(206.3)        $(174.0)

<PAGE 10>

                  VIRGINIA ELECTRIC AND POWER COMPANY

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)


     Investing activities for the first three months of 1995 resulted in a net cash outflow of $206.3 million primarily due to $130.6 million of construction expenditures and $4.5 million of nuclear fuel expenditures. Of the construction expenditures, approximately $7.0 million was spent on new generating facilities, $40.9 million on power production projects, and $75.3 million on transmission and distribution projects.

Results of Operations

     Balance available for Common Stock decreased by $20.1 million for the three-month period ended March 31, 1995, as compared to the same period in 1994, primarily as a result of the milder weather experienced in the first quarter of 1995.

Operating Revenues

     Operating revenues changed primarily due to the following:


                                    Three months Ended March 31,
                                            1995 vs. 1994
                                             (Millions)

     Kwh sales                                 $(53.6)

     Change in base revenues                     26.5

     Fuel cost recovery                           2.7

     Other, net                                  (1.4)

       Total                                   $(25.8)


     Customer kilowatt-hour sales changed as follows:

                                     Three months Ended March 31,
                                            1995 vs. 1994

     Residential                                (10.4)%
     Commercial                                  (0.2)

     Industrial                                   5.0
     Public authorities                           0.7
     Total retail sales                          (3.8)
     Resale                                      (2.2)
     Total sales                                 (3.6)

<PAGE 11>

                   VIRGINIA ELECTRIC AND POWER COMPANY

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)


     The decrease in kilowatt-hour retail sales for the three-month period ended March 31, 1995 reflects the milder weather experienced in the first quarter of 1995 compared to 1994.

     Base revenues were higher for the three-month period ended March 31, 1995, as compared to the same period in 1994, primarily as a result of the establishment of additional revenue reserves for the 1992 rate case in the first quarter of 1994 and lower sales in the first quarter of 1995.

Operation - Other

     Operation - other increased for the three-month period ended March 31, 1995, as compared to the same period in 1994, primarily as a result of higher administrative and general expenses in 1995 and the recognition of insurance refunds in 1994, partially offset by a decrease in payroll costs due to a reduction in staffing levels.

Contingencies

     For information on Nuclear Insurance, see Note (b) to
FINANCIAL STATEMENTS.
<PAGE 12>

              VIRGINIA ELECTRIC AND POWER COMPANY
                  PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

     In reference to the arbitration between Virginia Power and Smith Cogeneration of Virginia, Inc., Virginia Power filed its Comments on the Report of the Arbitrator on March 31, 1995, and Smith Cogeneration filed its response May 1, 1995. Virginia Power has until May 15, 1995 to respond.

     In reference to the lawsuit filed against Virginia Power by Doswell Limited Partnership, on March 6, 1995 the Circuit Court of the City of Richmond entered its Opinion in favor of Virginia Power, and on April 4, 1995 Doswell filed its Notice of Appeal to the Virginia Supreme Court.

     In reference to the proceeding before the Virginia State Corporation Commission (the Virginia Commission) into the holding company structure and the relationship between Dominion Resources and Virginia Power, on April 12, 1995 the Staff of the Virginia Commission and its consultants filed their Final Report in which they recognized that conditions had improved since their Interim Report was prepared in the fall of 1994, but suggested that the corporate relationship between Virginia Power and Dominion Resources warrants continued monitoring by the Virginia Commission. The Final Report contains numerous recommendations by the consultant pertaining to corporate governance issues, operating relationships, affiliate service arrangements, financial issues involving the two companies, and possible regulatory tools for the Virginia Commission, many of which are the same as were recommended in the Interim Report. Additional recommendations were made relating to the Joint Committee created under the Settlement Agreement, Commission monitoring of corporate governance issues, controls and accountability for affiliate transactions, allocation of certain holding company overhead expense to Virginia Power, enhancement of Virginia Power's control over certain of its financial functions and compensation to Virginia Power for credit support perceived by the consultants to flow to Dominion Resources and its other subsidiaries from Virginia Power. The Final Report is included in Virginia Power's Current Report on Form 8-K, dated April 17, 1995.

     In reference to the Report issued by the Staff in the proceeding on its investigation of a coal transportation contract between Virginia Power and CSX Transportation, on March 24, 1995, the Staff filed its Reply to the Joint Response and Motion of Virginia Power and Dominion Resources in which it supported the recommendations made by the companies.



<PAGE 13>

                  VIRGINIA ELECTRIC AND POWER COMPANY
                      PART II. - OTHER INFORMATION
                              (CONTINUED)


Item 4.  Submission of Matters to a Vote of Security Holders

     By consent in lieu of an Annual Meeting, Dominion Resources, Inc., the sole holder of all the voting Common Stock of the Company, on April 21, 1995, elected the following persons to serve as directors of the Company for the terms indicated:

  (Terms expire          (Terms expire        (Terms expire
     in 1996)               in 1997)             in 1998)

Tyndall L. Baucom       James F. Betts     John B. Adams, Jr.
Harvey L. Lindsay, Jr.  James T. Rhodes    Benjamin J. Lambert,
III
William T. Roos        Robert H. Spilman   Richard L. Leatherwood
Richard L. Sharp                           William G. Thomas




Item 5.  Other Information

The Company

     On April 1, 1995, Virginia Power and the International Brotherhood of Electrical Workers (IBEW) reached an agreement on a new contract three-year to cover approximately 3,800 hourly workers. The new contract, which was ratified on May 2, 1995, will expire on March 31, 1998.

Rates

Virginia

     In reference to the Motions of Intent to Seek Rehearing filed by Virginia Power and other appellants in the appeal of Virginia Power's 1992 Virginia rate case to the Virginia Supreme
Court, on March 3, 1995, the Court denied the Motions.

     In reference to the proceeding before the Virginia Commission requesting approval of Schedule DEF-Dispersed Energy Facility, on April 20, 1995, the Commission declined to approve that schedule, stating that the scope of the proposal was not an appropriate experiment under Virginia law, and that without a specific construction proposal before it, the Commission could not approve the concept. The Commission noted, however, that upon a proper record it would consider the public interest of allowing a DEF-type facility to be constructed.


<PAGE 14>

                  VIRGINIA ELECTRIC AND POWER COMPANY
                      PART II. - OTHER INFORMATION
                              (CONTINUED)


         In reference to the proceeding before the Virginia Commission seeking approval to implement real time pricing for certain industrial customers, on April 20, 1995, the Commission approved the implementation of the proposed rate schedule for a five-year period.

North Carolina

         In reference to Virginia Power's Motion for Rehearing in the appeal of its 1992 North Carolina rate case to the North Carolina
Supreme Court,
on February 13, 1995, the Court denied the Motion. The Company has 90 days to seek review of this decision.

Competition

     In reference to the plans of the City of Falls Church, Virginia, to pursue the establishment of a municipal electric system, on March 13, 1995, Virginia Power responded to the City's request for transmission services and stated that it would not provide such service voluntarily, that the City was not an appropriate entity to request that the Federal Energy Regulatory Commission (FERC) compel the provision of such service and that its request was deficient under the provisions of the appropriate FERC regulations. On that same date, the Company filed a Petition for Declaratory Judgment with the Virginia Commission asking it to find that the request of the City would, without the Virginia Commission's approval, be illegal under Virginia law. The Virginia Commission on March 21, 1995, ordered the City to respond to the Petition. On April 17, 1995, the Mayor of the City wrote to the Chairman of the Commission and stated that the City would not respond to the Petition and asserted that the Virginia Commission has no jurisdiction over the City. The Company, consistent with state and federal law, will still attempt to negotiate a new long-term franchise, and it submitted a proposed franchise to the City on March 20, 1995.

Environmental

     The Company recently completed its compliance plan for Phase II of the Clean Air Act. The plan will involve switching to lower sulfur coal, purchase of sulfur dioxide emission allowances and additional nitrogen oxide and sulfur dioxide controls. Maximum flexibility and least-cost compliance will be maintained through annual studies. During the next 10 years capital investment is not expected to exceed the previously estimated $481 million (1992 dollars) for Title IV compliance.



<PAGE 15>

                  VIRGINIA ELECTRIC AND POWER COMPANY
                      PART II. - OTHER INFORMATION
                              (CONTINUED)


Future Sources of Power

     Virginia Power has obtained all approvals and is proceeding with construction of a 75 mile, 500 kv transmission line from the Clover Power Station to the Carson Substation in Dinwiddie County, Virginia. The line is expected to be completed by April 1996. The testing of Clover Power Station, Unit 1 is underway and commercial operation is now expected in the Summer of 1995.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

    3(i) - Restated Articles of Incorporation, as amended, as in effect on September 12, 1994 (Exhibit 3(i), Form 8-K dated
    October 19, 1994, File No. 1-2255, incorporated by reference).

    4(i)  -  Indenture of Mortgage of the Company, dated November
1,
    1935, as supplemented and modified by fifty-eight
Supplemental
    Indentures, Exhibit 4(ii), Form 10-K for the fiscal year ended
    December 31, 1985, File No. 1-2255, incorporated by reference;
    Fifty-Ninth Supplemental Indenture, Exhibit 4(ii), Form 10-Q for
    the quarter ended March 31, 1986,File No. 1-2255, incorporated by reference; Sixtieth Supplemental Indenture, Exhibit 4(ii),
Form
    10-Q for the quarter ended September 30, 1986, File No.
1-2255,
         incorporated by reference; Sixty-First Supplemental
Indenture,
         Exhibit  4(ii), Form 10-Q for the quarter ended June 30,
1987,
         File No.1-2255,incorporated by reference; Sixty-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated
November
         3, 1987, File No. 1-2255, incorporated by reference;
Sixty-Third
         Supplemental Indenture, Exhibit 4(i), Form 8-K, dated
June 8,
         1988, File No. 1-2255, incorporated by reference;
Sixty-Fourth
         Supplemental Indenture, Exhibit 4(i), Form 8-K, dated
February 8,
         1989, File No. 1-2255, incorporated by reference;
Sixty-Fifth
         Supplemental Indenture, Exhibit 4(i), Form 8-K, dated
June 22,
         1989, File No. 1-2255,  incorporated by reference;
Sixty-Sixth
         Supplemental Indenture, Exhibit 4(i),Form 8-K, dated
February 27,
         1990, File No. 1-2255, incorporated by reference;
Sixty-Seventh
         Supplemental Indenture, Exhibit 4(i), Form 8-K, dated
April 2,
         1991, File No. 1-2255, incorporated by reference;
Sixty-Eighth
         Supplemental Indenture, Exhibit 4(i), Sixty-Ninth
Supplemental
         Indenture, Exhibit 4(ii) and Seventieth Supplemental
Indenture,






<PAGE 16>

                  VIRGINIA ELECTRIC AND POWER COMPANY
                      PART II. - OTHER INFORMATION
                              (CONTINUED)


    Exhibit 4(iii), Form 8-K, dated February 25, 1992, File No.
1-
    2255, incorporated by reference; Seventy-First Supplemental Indenture, Exhibit 4(i) and Seventy-Second Supplemental Indenture, Exhibit 4 (ii), Form 8-K, dated July 7, 1992, File
No.
    1-2255, incorporated by reference; Seventy-Third Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 6, 1992, File
No.
    1-2255, incorporated by reference; Seventy-Fourth
Supplemental
    Indenture, Exhibit 4(i), Form 8-K, dated February 10, 1993,
File
    No. 1-2255, incorporated by reference; Seventy-Fifth
Supplemental
    Indenture, Exhibit 4(i), Form 8-K, dated April 6, 1993, File
No.
    1-2255, incorporated by reference; Seventy-Sixth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 21, 1993, File
No.
    1-2255, incorporated by reference; Seventy-Seventh
Supplemental
    Indenture, Exhibit 4(i), Form 8-K, dated June 8, 1993, File
No.
    1-2255, incorporated by reference; Seventy-Eight Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 10, 1993,
File
    No. 1-2255, incorporated by reference; Seventy-Ninth
Supplemental
    Indenture, Exhibit 4(i), Form 8-K, dated August 10, 1993,
File
    No.1-2255,incorporated by reference, Eightieth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated October 12, 1993,
File
    No. 1-2255,incorporated by reference, Eighty-First
Supplemental
    Indenture, Exhibit 4(iii), Form 10-K for the fiscal year ended
    December 31, 1993, File No. 1-2255, incorporated by reference;
    Eighty-Second Supplemental Indenture, Exhibit 4(i), Form 8-K, dated January 18, 1994, File No. 1-2255, incorporated by reference, Eighty-Third Supplement Indenture, Exhibit 4(i),
Form
    8-K, dated October 19, 1994, File No. 1-2255, incorporated by reference and Eighty-Fourth Supplemental Indenture, Exhibit
4(i),
    Form 8-K dated March 22, 1995, File No. 1-2255, incorporated by reference.

    4(ii) - Indenture, dated April 1, 1985, from Virginia
Electric
    and Power Company to Crestar Bank (formerly United Virginia
Bank)
    pursuant to which Medium-Term Notes, Series A were issued
    (Exhibit 4(iv), Form 10-K for the fiscal year ended December
31,
    1993, File No. 1-2255, incorporated by reference).

    4(iii) - Indenture, dated as of June 1, 1986, from Virginia Electric and Power Company to Chemical Bank pursuant to which Medium-Term Notes, Series B were issued (Exhibit 4(v), Form
10-K
    for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).






<PAGE 17>

                  VIRGINIA ELECTRIC AND POWER COMPANY
                      PART II. - OTHER INFORMATION
                              (CONTINUED)


         4(iv) - Indenture, dated as of April 1, 1988, from
Virginia
         Electric and Power Company to Chemical Bank, Trustee, pursuant to which Medium-Term Notes, Series C (Multi-Currency) were issued as supplemented and modified by a First Supplemental
Indenture,
         dated as of August 1, 1989, pursuant to which Medium-Term Notes,
         Series D (Multi-Currency) and Series E were issued
(Exhibit
         4(vi), Form 10-K for the fiscal year ended December 31, 1993,
         File No. 1-2255, incorporated by reference).

    10*- Employment Agreement dated April 21, 1995 between


    Virginia Power and James T. Rhodes (filed herewith).

    27 - Financial Data Schedule (filed herewith).


    *  Indicates management contract or compensatory plan or


    arrangement

(b)  Reports on Form 8-K:

     Virginia Power filed a report on Form 8-K, dated February 21, 1995, reporting the entry of a Consent Order by the Virginia Commission on the joint motion of Dominion Resources, Virginia Power and the Staff and the withdrawal by Delegate Clinton Miller of certain legislation introduced by Delegate Miller in the 1995 Virginia General Assembly at the request of the Commission.

         Virginia Power filed a report on Form 8-K, dated March
22,
1995, relating to the Sale of $200 Million First and Refunding
Mortgage Bonds.

     Virginia Power filed a report on Form 8-K, dated April 17, 1995, relating to the final order received by the staff of the Virginia Commission as prepared by two consultants retained by the Virginia Commission in its investigation of the corporate governance issues between the Company and its parent, Dominion Resources, Inc.












<PAGE 18>



                           SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              VIRGINIA ELECTRIC AND POWER COMPANY
                                           Registrant






May 5, 1995



                                            R. E. RIGSBY

                                            R. E. Rigsby
                                    Senior Vice President-Finance
                                            and Controller
                                     (Chief Accounting Officer)

                                                  Exhibit 27


               VIRGINIA ELECTRIC AND POWER COMPANY
                       FINANCIAL DATA SCHEDULE

                                                     March
31,1995
                                                       (Millions)
Item Number    Item Description                       (Unaudited)

 1             Total net utility plant                 $ 9,615.2


 2             Other property and investments              323.3
 3             Total current assets                        813.2
 4             Total deferred charges                      965.3
 5             Balancing amount for total assets             0.0
 6             Total assets                             11,717.0
 7             Common stock                              2,737.4
 8             Capital surplus, paid in                     20.4
 9             Retained earnings                         1,280.9
10             Total common stockholder's equity         4,038.7
11             Preferred stock subject to


                 mandatory redemption                      221.7
12             Preferred stock not subject to


                 mandatory redemption                      594.0
13             Long-term debt, net                       4,073.7
14             Short-term notes                              0.0
15             Notes payable                                 0.0
16             Commercial paper                             13.4
17             Long-term debt--current portion             161.7
18             Preferred stock--current portion              0.0
19             Obligations under capital leases              0.0
20             Obligations under capital leases
                 -- Current portion                          0.0
21             Balancing amount for capitalization


                 and liabilities                         2,613.8
22             Total capitalization and liabilities     11,717.0
23             Gross operating revenue                   1,076.3
24             Federal and state income taxes


                 expense                                    58.1
25             Other operating expenses                    826.4
26             Total operating expenses                    884.5
27             Operating income (loss)                     191.8
28             Other income (loss), net                      2.4
29             Income before interest charges              194.2
30             Total interest charges                       79.2
31             Net income                                  115.0
32             Preferred stock dividends                    11.7
33             Earnings available for common stock         103.3
34             Common stock dividends                      100.3
35             Total annual interest charges on all
                 bonds                                      N/A
36             Cash flow from operations                   366.4
37             Earnings per share--primary                  N/A
38             Earnings per share--full diluted             N/A