Form 10-Q
period 1995-06-30
VIRGINIA ELECTRIC & POWER CO
filed 1995-08-04
CIK 103682

<PAGE 1>
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

(Mark one)

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    or

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

At July 31, 1995, 171,484 shares of common stock, without par value, of the registrant were outstanding.
<PAGE 2>

             VIRGINIA ELECTRIC AND POWER COMPANY

                             INDEX


                                                         Page
                                                         Number



                PART I.  Financial Information

Item 1.  Financial Statements

           Statements of Income - Three and Six Months
             Ended June 30, 1995 and 1994                    3

           Balance Sheets - June 30, 1995                  4-5
             and December 31, 1994

           Statements of Cash Flows - Six Months Ended       6
             June 30, 1995 and 1994

           Notes to Financial Statements                   7-8


Item 2.  Management's Discussion and Analysis of          9-12
           Financial Condition and Results of
           Operations


                    PART II.  Other Information

Item 1.  Legal Proceedings                                  13

Item 5.  Other Information                                  13

           The Company                                      13

           Rates                                            14

           Competition                                      15

Item 6.  Exhibits and Reports on Form 8-K                15-17

<PAGE 3>
                 VIRGINIA ELECTRIC AND POWER COMPANY
                    PART I.  FINANCIAL INFORMATION
                    ITEM I.  FINANCIAL STATEMENTS
                         STATEMENTS OF INCOME
                               (Unaudited)

                                 Three Months Ended   Six Months
Ended
                                      June 30,            June
30,
                                   1995      1994      1995
1994
                                               (Millions)


Operating revenues                $971.1    $990.2   $2,047.4
$2,092.4

Operating expenses:
  Operation:
     Fuel, net                     226.5     227.2      480.5
489.5
     Purchased power capacity,
       net                         155.0     153.2      333.7
330.5
     Other                         136.8     130.9      274.0
260.1
  Maintenance                       73.6      70.6      140.5
141.1
  Depreciation and amortization    115.7     110.9      232.0
222.4
  Amortization of terminated
    construction project costs       8.6       8.6       17.2
17.2
  Taxes - Income                    37.0      50.8       95.1
118.2
        - Other                     61.2      62.8      125.9
131.0
     Total                         814.4     815.0    1,698.9
1,710.0
Operating income                   156.7     175.2      348.5
382.4

Other income                         2.1       2.2        4.5
 4.9
Income before interest charges     158.8     177.4      353.0
387.3

Interest charges:
  Interest on long-term debt        76.6      72.1      151.3
144.1
  Other                              5.5       4.1       11.3
 9.4
  Allowance for borrowed funds
    used during construction        (1.3)     (0.9)      (2.6)
(1.7)

     Total                          80.8      75.3      160.0
151.8

Net income                          78.0     102.1      193.0
235.5
Preferred dividends                 11.7      10.4       23.4
20.4
Balance available for Common
  Stock                           $ 66.3    $ 91.7    $ 169.6  $
215.1








_____________

The accompanying notes are an integral part of the financial statements.
<PAGE 4>
                  VIRGINIA ELECTRIC AND POWER COMPANY

                             BALANCE SHEETS
                                 ASSETS
                              (Unaudited)


                                         June 30,    December 31,

                                          1995           1994
                                              (Millions)
                                                          (*)
Utility plant (includes $948.4
  plant under construction in 1995
  and $828.2 in 1994)                   $14,115.5      $13,896.6
Less accumulated depreciation             4,614.7        4,426.9
                                          9,500.8        9,469.7
Nuclear fuel, net                           135.5          153.7
  Net utility plant                       9,636.3        9,623.4

Investments:
  Nuclear decommissioning trust funds       307.1          260.9
  Pollution control project funds            20.7           20.3
  Other                                      20.1           21.1
    Total investments                       347.9          302.3

Current assets:
  Cash and cash equivalents                  28.8           28.8
  Customer accounts receivable, net         199.0          202.7
  Accrued unbilled revenues                  83.6           97.4
  Materials and supplies:
    Plant and general                       186.4          186.7
    Fossil fuel                              89.0          122.9
  Other                                      88.6          104.9
    Total current assets                    675.4          743.4

Deferred debits and other assets:
  Regulatory assets                         866.7          871.0
  Unamortized debt issuance costs            22.8           22.8
  Other                                      86.0           85.0
    Total deferred debits and
      other assets                          975.5          978.8
Total assets                            $11,635.1      $11,647.9

________________
The accompanying notes are an integral part of the financial statements.

(*) The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.
<PAGE 5>
                 VIRGINIA ELECTRIC AND POWER COMPANY

                             BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS'EQUITY
                               (Unaudited)

                                        June 30,     December 31,
                                          1995           1994

                                              (Millions)

                                                          (*)

Long-term debt                         $ 3,952.0       $ 3,910.4

Preferred stock subject to
  mandatory redemption                     221.0           221.7

Preferred stock not subject to
  mandatory redemption                     594.0           594.0

Common stockholder's equity:
  Common Stock                           2,737.4         2,737.4
  Other paid-in capital                     20.4            20.4
  Earnings reinvested in business        1,251.5         1,277.8
    Total common stockholder's
      equity                             4,009.3         4,035.6

Current liabilities:
  Securities due within one year           262.8           312.2
  Short-term debt                           39.5
  Accounts payable, trade                  310.0           318.3
  Interest accrued                         100.8            96.2
  Other                                    179.2           222.4
    Total current liabilities              892.3           949.1

Deferred credits and other
 liabilities:
  Accumulated deferred income taxes      1,501.9         1,466.7
  Deferred investment tax credits          280.7           289.2
  Deferred fuel expenses                    53.7            51.5
  Other                                    130.2           129.7
    Total deferred credits and
      other liabilities                  1,966.5         1,937.1
Total liabilities and shareholders'
  equity                               $11,635.1       $11,647.9

________________
The accompanying notes are an integral part of the financial statements.

(*) The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.

    <PAGE 6>            VIRGINIA ELECTRIC AND POWER COMPANY
                              STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                              Six Months Ended
June 30,
                                                 1995
1994
                                                      (Millions)

Cash flow from operating activities:
  Net income                                      $ 193.0      $
235.5
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                   286.0
277.0
    Allowance for other funds used
      during construction                            (3.7)
(2.5)
    Deferred income taxes                            37.6
53.4
    Deferred investment tax credits, net             (8.5)
(8.5)
    Noncash return on terminated construction
      project costs - pretax                         (4.4)
(5.3)
    Deferred fuel expenses                            2.2
(19.2)
    Deferred capacity expenses                      (16.2)
34.0
    Changes in:
      Accounts receivable                           (24.6)
4.2
      Accrued unbilled revenues                       2.2
(13.0)
      Materials and supplies                         34.1
20.2
      Accounts payable, trade                        (8.3)
(2.2)
      Accrued expenses                              (14.5)
(0.1)
      Provision for rate refunds                    (12.2)
(101.7)
    Other                                             9.6
(21.4)
Net cash flow from operating activities             472.3
450.4
Cash flow from (to) financing activities:
  Long-term debt                                    240.0
264.0
  Short-term debt                                    39.5
63.5
  Repayment of long-term debt and
    preferred stock                                (246.6)
(199.0)
  Common Stock dividend payments                   (196.2)
(196.0)
  Preferred stock dividend payments                 (23.1)
(20.5)
  Other                                              (4.7)
(4.4)
Net cash flow from (to) financing activities       (191.1)
(92.4)
Cash flow from (used in) investing activities:
  Utility plant expenditures (excluding
    AFC-other funds)                               (283.2)
(252.7)
  Nuclear fuel (excluding AFC-other funds)          (16.9)
(36.2)
  Nuclear decommissioning contributions             (12.3)
(12.2)
  Pollution control project funds                    (0.4)
3.6
  Sale of accounts receivable                        40.0
(25.0)
  Other                                              (8.4)
(5.7)
Net cash flow (used in) investing activities       (281.2)
(328.2)
Increase (decrease) in cash and cash equivalents
29.8
Cash and cash equivalents at beginning of period     28.8
21.6
Cash and cash equivalents at end of period        $  28.8      $
51.4
Cash paid during the period for:
  Interest (reduced for the net cost of
    borrowed funds capitalized as AFC)            $ 156.4      $
156.6
  Income taxes                                       96.0
73.1

________________
The accompanying notes are an integral part of the financial statements.
<PAGE 7>


                VIRGINIA ELECTRIC AND POWER COMPANY
                    NOTES TO FINANCIAL STATEMENTS


(a) In the opinion of the management of Virginia Electric and Power Company the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three- and six-month periods ended June 30, 1995 and 1994, and the cash flows for the six-month periods ended June 30, 1995 and 1994. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

     The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

     These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December
31, 1994.

(b) Contingencies

   Nuclear Insurance
   The Price-Anderson Act limits the total public liability of owners of nuclear power plants to $8.9 billion for a single nuclear incident. The Company is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. The Company may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including the Company). For additional information, see Note C to FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   Involuntary Separation Program
   The Company has established a comprehensive involuntary severance package for employees who lose their jobs as a result of Vision 2000 initiatives. Under the terms of the severance program, employees who are affected will generally receive two months of paid administrative leave and up to eighteen months of severance pay and other benefits. The Company is recognizing the cost associated with the program in accordance with Emerging Issues Task Force Consensus No. 94-3.

(c) As of June 30, 1995, there were 2,217,319 and 5,940,140
issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of the Company's preferred stock.

<PAGE 8>


                VIRGINIA ELECTRIC AND POWER COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                            (CONTINUED)


(d) Total federal income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-pretax income for the following reasons:

                               Three Months         Six Months

                               Ended June 30,      Ended June 30,
                               1995      1994      1995     1994
                                (Millions, except percentages)
Federal income tax
  expense at statutory
  rate of 35%                  $40.1     $53.4    $100.3  $123.5
Increases (decreases)
  resulting from:
  Utility plant
    differences                 (0.9)     (0.1)     (1.0)   (0.4)
  Ratable amortization
    of investment tax
    credits                     (4.2)     (4.2)     (8.5)   (8.5)
  Terminated construction
    project costs                1.2       1.2       2.5     2.5
  Other, net                     0.3       0.3       0.2     0.3
                                (3.6)     (2.8)     (6.8)   (6.1)
      Total federal
        income tax
         expense               $36.5     $50.6    $ 93.5  $117.4

Effective tax rate              31.9%     33.1%     32.6%   33.3%

<PAGE 9>

              VIRGINIA ELECTRIC AND POWER COMPANY

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     As detailed in the Statements of Cash Flows, cash flow from operating activities for the six-month period ended June 30, 1995 increased $21.9 million, as compared to the six-month period ended
June 30, 1994, primarily as a result of normal operations.

     Cash from (to) financing activities was as follows:

                                       Six Months Ended June 30,
                                         1995               1994

                                               (Millions)


         Mortgage bonds               $ 200.0            $ 164.0
         Medium-term notes               40.0              100.0
         Repayment of long-term debt
          and preferred stock          (246.6)            (199.0)
         Dividends                     (219.3)            (216.5)
         Other                           34.8               59.1
            Total                     $(191.1)           $ (92.4)

     Financing activities for the first six months of 1995
resulted
in a net cash outflow of $191.1 million. In the first quarter of 1995, the Company sold $200 million of First and Refunding Mortgage
Bonds (Bonds) with an annual interest rate of 8.25%, the proceeds of which were used primarily to replace first quarter mandatory debt maturities totaling $185 million ($180 million of Bonds and $5 million of Medium-Term Notes).

    In the second quarter of 1995, the Company sold $40 million of
Medium-Term Notes with an annual interest rate of 6.35%, the proceeds of which were used to meet a portion of the Company's capital requirements. Also during the quarter, the Company retired, through mandatory debt maturities, $56.6 million of Bonds and $5 million of Medium-Term Notes.

    During the second quarter of 1995, the Company filed two shelf registration statements with the Securities and Exchange Commission, one for $500 million of First and Refunding Mortgage Bonds and the other for $200 million of Medium-Term Notes, Series
F. The Company intends to issue securities from time to time to meet capital requirements.

<PAGE 10>

                  VIRGINIA ELECTRIC AND POWER COMPANY

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (CONTINUED)


    As of June 30, 1995, net borrowings under the commercial paper program increased $39.5 million over December 31, 1994.

     Cash from (used in) investing activities was as follows:

                                   Six Months Ended June 30,
                                     1995             1994
                                           (Millions)

     Utility plant expenditures    $(283.2)         $(252.7)
     Nuclear fuel                    (16.9)           (36.2)
     Nuclear decommissioning
      contributions                  (12.3)           (12.2)
     Pollution control project
      funds                           (0.4)             3.6
     Sale of accounts receivable      40.0            (25.0)
     Other                            (8.4)            (5.7)
        Total                      $(281.2)         $(328.2)


    Investing activities for the first six months of 1995 resulted in a net cash outflow of $281.2 million primarily due to $283.2 million of construction expenditures and $16.9 million of nuclear fuel expenditures. Of the construction expenditures, approximately
$150.2 million was spent on transmission and distribution projects,
$93.9 million on power production projects, and $20.5 million on new generating facilities.

Results of Operations

     Balance available for Common Stock decreased for the three- and six-month periods ended June 30, 1995, as compared to the same periods in 1994, primarily as a result of the milder weather experienced in the first six months of 1995.

<PAGE 11>

                  VIRGINIA ELECTRIC AND POWER COMPANY

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)


Operating Revenues

     Operating revenues changed primarily due to the following:

                           Three Months Ended  Six Months Ended
                                 June 30,           June 30,
                              1995 vs. 1994      1995 vs. 1994

                                         (Millions)

     Customer growth             $ 21.1              $ 47.0
     Weather                      (18.4)              (92.9)
     Change in base revenues      (20.3)                3.3
     Fuel cost recovery             6.2                17.5
     Other, net                    (0.8)               (7.5)
          Total retail            (12.2)              (32.6)
     Sales for resale              (7.4)              (11.3)
     Other operating revenues       0.5                (1.1)
          Total revenues         $(19.1)             $(45.0)


   Customer kilowatt-hour sales changed as follows:

                             Three Months Ended  Six Months Ended
                                   June 30,           June 30,
                                1995 vs. 1994      1995 vs. 1994


       Residential                   0.0%              (6.4)%
       Commercial                    0.4                0.1
       Industrial                    1.8                3.2
       Public authorities           (0.4)               0.2
       Total retail sales            0.4               (1.8)
       Resale                       (7.6)              (4.6)
       Total sales                  (0.4)              (2.1)

     Base revenues were lower for the three-month period ended
June
30, 1995 as compared to the same period in 1994, primarily as a result of a rate reduction applicable to county and municipal customers.

     The decrease in kilowatt-hour retail sales for the six-month period ended June 30, 1994 reflects the milder weather experienced in the first six months of 1995. For the first six months of 1995, as compared to the same period in 1994, the number of actual cooling degree days was 25.8 percent lower and the number of actual heating degree days was 9.9 percent lower.

<PAGE 12>

               VIRGINIA ELECTRIC AND POWER COMPANY

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            (CONTINUED)


     The decrease in sales for resale for the three- and six-month periods ended June 30, 1995, as compared to the same period in 1994, was primarily due to milder weather experienced by other utilities in surrounding regions.



Operation - Other

     Operation - other increased for the three- and six-month periods ended June 30, 1995, as compared to the same period in 1994, primarily as a result of the acquisition of the North Branch
Power Station in December of 1994, higher administrative and general expenses in 1995 and the recognition of insurance refunds in 1994, partially offset by a decrease in payroll costs due to a reduction in staffing levels.

Income Taxes-Operating

     Income taxes-operating decreased for the three- and six-month periods ended June 30, 1995, as compared to the same period in 1994, primarily as a result of lower income subject to tax.

Contingencies

     For information on contingencies, see Note (b) to FINANCIAL
STATEMENTS.

<PAGE 13>

              VIRGINIA ELECTRIC AND POWER COMPANY
                  PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

     In reference to the arbitration between Virginia Power and Smith Cogeneration of Virginia, Inc., Virginia Power filed its Comments on the Report of the Arbitrator on March 31, 1995, and Smith Cogeneration filed its response May 1, 1995. Virginia Power filed its reply on May 15, 1995 and awaits a ruling from the Virginia State Corporation Commission (the Virginia Commission).

     In reference to the proceeding before the Virginia Commission into the holding company structure and the relationship between Dominion Resources and Virginia Power, on May 9, 1995 the Virginia Commission accepted the recommendations of the Commission s Staff regarding the CSX Transportation, Inc.
(CSXT) contract and entered an order in which it directed Virginia Power (a) to credit its deferred fuel account in the amount of $8.3 million immediately, (b) to initiate contract negotiations with CSXT and pursue other alternatives to reduce coal transportation charges, and (c) to make semi-annual reports of its cost reduction efforts. The order directed the Staff and the parties to address post-May 31, 1994 excessive fuel costs, if any, related to the coal transportation contract with CSXT in future fuel factor or similar proceedings. The Company recorded a regulatory liability of $10.5 million ($8.3 million Virginia jurisdiction) at December 31, 1994, and initiated contract negotiations with CSXT on April 12, 1995.

   On July 5, 1995, the Virginia Commission entered an order inviting Dominion Resources and Virginia Power to file, on or before September 30, 1995, responses to all matters addressed in the Final Report of the Commission s Staff dated April 12, 1995.

Item 5.  Other Information

The Company

     As part of its ongoing strategic planning initiative, called
Vision 2000, the following organizational changes designed to meet the changing electric utility environment have been announced by the Company:

     On July 1, 1995 a new Energy Services Business Unit was formed to develop and market new products and services to industrial, commercial, and retail customers.

<PAGE 14>

                 VIRGINIA ELECTRIC AND POWER COMPANY
                      PART II. - OTHER INFORMATION
                              (CONTINUED)


     In order to save cost and improve customer service, the Company announced, on July 25, 1995, the phased closing of its 36 local business offices which handle in-person bill payments and customer inquiries. In the future, those payments will be made through a third-party payment network and customer inquiries will be handled at regional Customer Service Centers, providing improved customer convenience.

Rates

Virginia

     On July 18, 1995, the Virginia Commission instituted an investigation regarding spent nuclear fuel disposal. It has directed interested parties to provide comments on legal and public policy issues related to spent nuclear fuel storage and disposal, including, but not limited to, whether to allow utilities to recover from ratepayers some or all money paid to the Nuclear Waste Fund established by the Nuclear Waste Policy Act of 1982, whether to establish an escrow account for spent nuclear fuel storage and/or disposal, and whether utilities should develop their own plans for storage and disposal of spent nuclear fuel. Comments are to be filed with the Virginia Commission no later than October 31, 1995. The Commission s Order Establishing Investigation recites that Virginia Power has paid $343.6 million to the Nuclear Waste Fund through 1994, including $22.8 million in 1994, and that future payments could exceed $400 million assuming its North Anna and Surry reactors continue to operate through the end of their existing operating licenses.

     In reference to Virginia Power's 1992 Virginia rate case before the Virginia Commission, on May 19, 1995 a group of industrial cogenerators filed for a Writ of Certiorari with the United States Supreme Court asking that the Court reverse the Virginia Supreme Court s affirmance of the holding of the Virginia Commission disallowing recovery of the gross receipts tax component of certain purchased power payments.

North Carolina

     In reference to Virginia Power's 1992 rate case before the North Carolina Utilities Commission, on May 15,1995 Virginia Power filed for a Writ of Certiorari with the United States Supreme Court asking that the Court reverse the holding of the North Carolina Supreme Court affirming the NCUC s disallowance of recovery of certain capacity payments to a cogenerator.

<PAGE 15>


                   VIRGINIA ELECTRIC AND POWER COMPANY
                      PART II. - OTHER INFORMATION
                              (CONTINUED)


Competition

     In reference to the plans of the City of Falls Church, Virginia, to pursue the establishment of a municipal electric system, on May 24,1995 the Virginia Commission, in response to a communication from the Mayor of Falls Church asserting that the Commission has no jurisdiction over the City, issued an order finding that it has jurisdiction over municipalities when the condemnation of utility property is involved, and that the communication from the City was not an appropriate answer to Virginia Power s Petition. The City responded on June 27, 1995 with another letter from its Mayor which stated that the Commission has no jurisdiction over the City because it is only studying utility matters within the City. The City did not respond to Virginia Power s earlier franchise proposal on or before the proposed effective date of July 1, 1995, and Virginia Power withdrew that proposal on July 3, 1995.

     On August 2, 1995 the Company filed a Motion for Summary Judgement with the Virginia Commission asking the Commission to declare that the municipalization plans of Falls Church will be unlawful without the Commission s approval and to enjoin Falls Church from taking any further steps to interfere with the Company s property or its provision of service to it s customers within the City.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

   3(i) - Restated Articles of Incorporation, as amended, as in effect on September 12, 1994 (Exhibit 3(i), Form 8-K dated
   October 19, 1994, File No. 1-2255, incorporated by reference).

   3(ii) - Bylaws, as amended, as in effect on December 31, 1994 (Exhibit 3(ii), Form 10-K for the fiscal year ended
   December 31, 1994, File No. 1-2255, incorporated by reference).

   4(i)  -  Indenture of Mortgage of the Company, dated November
   1, 1935, as supplemented and modified by fifty-eight
   Supplemental Indentures, Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255,

<PAGE 16>


                    VIRGINIA ELECTRIC AND POWER COMPANY
                   PART II. - OTHER INFORMATION
                             (CONTINUED)


   incorporated by reference; Fifty-Ninth Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended March 31, 1986, File No. 1-2255, incorporated by reference; Sixtieth Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended September 30, 1986, File No. 1-2255, incorporated by reference; Sixty-First Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended June 30, 1987, File No.1-2255, incorporated by reference; Sixty-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated November 3, 1987, File No. 1-2255, incorporated by reference; Sixty-Third Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 8, 1988, File No. 1-2255, incorporated by reference; Sixty-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 8, 1989, File No. 1-2255, incorporated by reference; Sixty-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 22, 1989, File No. 1-2255, incorporated by reference; Sixty-Sixth Supplemental Indenture, Exhibit 4(i),Form 8-K, dated February 27, 1990, File No. 1-2255, incorporated by reference; Sixty-Seventh Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference; Sixty-Eighth Supplemental Indenture, Exhibit 4(i), Sixty-Ninth Supplemental Indenture, Exhibit 4(ii) and Seventieth Supplemental Indenture, Exhibit 4(iii), Form 8-K, dated February 25, 1992, File No. 1-2255, incorporated by reference; Seventy-First Supplemental Indenture, Exhibit 4(i) and Seventy-Second Supplemental Indenture, Exhibit 4 (ii), Form 8-K, dated July 7, 1992, File No. 1-2255, incorporated by reference; Seventy-Third Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 6, 1992, File No. 1-2255, incorporated by reference; Seventy-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 10, 1993, File No. 1-2255, incorporated by reference; Seventy-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 6, 1993, File No. 1-2255, incorporated by reference; Seventy-Sixth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 21, 1993, File No. 1-2255, incorporated by reference; Seventy-Seventh Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference; Seventy-Eight Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference; Seventy-Ninth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 10, 1993, File No.1-2255, incorporated by reference, Eightieth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated October 12, 1993, File No. 1-2255, incorporated by reference, Eighty-First Supplemental Indenture, Exhibit 4(iii), Form 10-K for the fiscal year ended December 31, 1993, File No.

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

   27 - Financial Data Schedule (filed herewith).



(b)  Reports on Form 8-K:

     None

<PAGE 18>



                           SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              VIRGINIA ELECTRIC AND POWER COMPANY
                                           Registrant






August 4, 1995




                                           R. E. RIGSBY
                                           R. E. Rigsby
                                    Senior Vice President-Finance
                                            and Controller
                                     (Chief Accounting Officer)