Form 10-Q
period 1995-09-30
VIRGINIA ELECTRIC & POWER CO
filed 1995-11-08
CIK 103682

<PAGE 1>
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

(Mark one)

        X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

                                    or

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



One James River Plaza, Richmond, Virginia     23219 - 3932
(Address of principal executive offices)       (Zip Code)


 Registrant's telephone number               (804) 771-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  x     No

At October 31, 1995, 171,484 shares of common stock, without par value, of the registrant were outstanding.
<PAGE 2>

             VIRGINIA ELECTRIC AND POWER COMPANY

                             INDEX


                                                         Page
                                                         Number



                PART I.  Financial Information

Item 1.  Financial Statements

           Statements of Income - Three and Nine Months      3
             Ended September 30, 1995 and 1994

           Balance Sheets - September 30, 1995             4-5
             and December 31, 1994

           Statements of Cash Flows - Nine Months Ended      6
             September 30, 1995 and 1994

           Notes to Financial Statements                  7-10


Item 2.  Management's Discussion and Analysis of         11-17
           Financial Condition and Results of
           Operations


                    PART II.  Other Information

Item 1.  Legal Proceedings                                  18

Item 5.  Other Information                                  18

           The Company                                      18

           Rates                                         18-19

           Competition                                      19

           Sources of Power                                 19

Item 6.  Exhibits and Reports on Form 8-K                20-22

<PAGE 3>
                    VIRGINIA ELECTRIC AND POWER COMPANY
                       PART I.  FINANCIAL INFORMATION
                       ITEM I.  FINANCIAL STATEMENTS
                            STATEMENTS OF INCOME
                                (Unaudited)

                                   Three Months Ended   Nine
Months Ended
                                      September 30,
September 30,
                                     1995      1994       1995
 1994
                                                 (Millions)

Operating revenues                 $1,276.6  $1,151.2   $3,324.0
$3,243.5

Operating expenses:
  Operation:
     Fuel, net                        289.3     254.1      769.8
  743.5
     Purchased power capacity,
      net                             187.5     176.5      518.2
  507.0
     Other                            127.9     143.3      398.9
  403.4
  Maintenance                          62.1      62.2      202.6
  203.3
  Restructuring                        30.6                 36.6
  Depreciation and amortization       117.1     112.4      349.1
  334.9
  Amortization of terminated
    construction project costs          8.6       8.6       25.8
   25.8
  Taxes - Income                      108.0      86.1      203.1
  204.3
        - Other                        66.4      67.0      192.3
  198.1
     Total                            997.5     910.2    2,696.4
2,620.3
Operating income                      279.1     241.0      627.6
  623.2

Other income                            3.1       1.3        7.6
    6.4
Income before interest charges        282.2     242.3      635.2
  629.6

Interest charges:
  Interest on long-term debt           76.5      72.9      227.8
  217.0
  Other                                 4.5       4.4       15.8
   13.8
  Allowance for borrowed funds used
    during construction                (1.2)     (0.9)     (3.8)
  (2.6)
     Total                             79.8      76.4      239.8
  228.2

Distributions - preferred
 securities of subsidiary trust,
 net                                    0.6                  0.6


Net income                            201.8     165.9      394.8
  401.4
Preferred dividends                    11.5      10.7       34.9
   31.0
Balance available for Common
  Stock                            $  190.3  $  155.2   $  359.9
$  370.4

_____________
The accompanying notes are an integral part of the financial statements.
<PAGE 4>
                  VIRGINIA ELECTRIC AND POWER COMPANY

                            BALANCE SHEETS
                                ASSETS
                              (Unaudited)

                                      September 30,  December 31,

                                         1995           1994
                                             (Millions)
                                                          (*)
Utility plant (includes $787.6
  plant under construction in 1995
  and $828.2 in 1994)                   $14,207.8      $13,896.6
Less accumulated depreciation             4,723.3        4,426.9
                                          9,484.5        9,469.7
Nuclear fuel, net                           141.2          153.7
  Net utility plant                       9,625.7        9,623.4

Investments:
  Nuclear decommissioning trust funds       325.2          260.9
  Pollution control project funds            15.2           20.3
  Other                                      21.0           21.1
    Total investments                       361.4          302.3

Current assets:
  Cash and cash equivalents                 203.9           28.8
  Customer accounts receivable, net         378.2          202.7
  Accrued unbilled revenues                 118.9           97.4
  Materials and supplies:
    Plant and general                       190.6          186.7
    Fossil fuel                              75.1          122.9
  Other                                     104.0          104.9
    Total current assets                  1,070.7          743.4

Deferred debits and other assets:
  Regulatory assets                         830.5          871.0
  Unamortized debt issuance costs            26.2           22.8
  Other                                      85.9           85.0
    Total deferred debits and
      other assets                          942.6          978.8
Total assets                            $12,000.4      $11,647.9

________________
The accompanying notes are an integral part of the financial statements.

(*) The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.
<PAGE 5>
                 VIRGINIA ELECTRIC AND POWER COMPANY
                             BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                              (Unaudited)

                                     September 30,   December 31,
                                          1995           1994

                                              (Millions)

                                                          (*)
Long-term debt                         $ 3,936.4       $ 3,910.4

Company obligated mandatorily
  redeemable preferred securities
  of subsidiary trust (**)                 135.0

Preferred stock subject to
  mandatory redemption                     180.0           221.7

Preferred stock not subject to
  mandatory redemption                     509.0           594.0

Common stockholder's equity:
  Common Stock                           2,737.4         2,737.4
  Other paid-in capital                     20.4            20.4
  Earnings reinvested in business        1,342.3         1,277.8
    Total common stockholder's
      equity                             4,100.1         4,035.6

Current liabilities:
  Securities due within one year           404.6           312.2
  Accounts payable, trade                  300.0           318.3
  Taxes accrued                            145.2             1.9
  Interest accrued                          96.4            96.2
  Other                                    234.2           220.5
    Total current liabilities            1,180.4           949.1

Deferred credits and other
 liabilities:
  Accumulated deferred income taxes      1,491.7         1,466.7
  Deferred investment tax credits          276.5           289.2
  Deferred fuel expenses                    54.9            51.5
  Other                                    136.4           129.7
    Total deferred credits and
      other liabilities                  1,959.5         1,937.1
Total liabilities and shareholders'
  equity                               $12,000.4       $11,647.9
________________
The accompanying notes are an integral part of the financial statements.

(*) The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date.

(**) As described in Note (c) to FINANCIAL STATEMENTS, the 8.05%
Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust s assets.

 <PAGE 6>        VIRGINIA ELECTRIC AND POWER COMPANY
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                         Nine Months Ended
September 30,
                                                1995
1994
                                                     (Millions)

Cash flow from operating activities:
  Net income                                      $ 394.8      $
401.4
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                   435.6
411.5
    Allowance for other funds used
      during construction                            (5.4)
(3.9)
    Deferred income taxes                            21.9
58.0
    Deferred investment tax credits, net            (12.7)
(12.7)
    Noncash return on terminated construction
      project costs - pretax                         (6.5)
(7.9)
    Deferred fuel expenses                            3.4
(29.0)
    Deferred capacity expenses                       10.1
42.4
    Restructuring                                    27.0
    Changes in:
      Accounts receivable                          (103.8)
7.4
      Accrued unbilled revenues                      16.9
25.1
      Materials and supplies                         43.8
2.4
      Accounts payable, trade                       (19.1)
2.2
      Accrued expenses                              141.5
60.5
      Provision for rate refunds                    (12.2)
(97.7)
    Other                                            28.1
0.8
Net cash flow from operating activities             963.4
860.5
Cash flow from (to) financing activities:
  Issuance of long-term debt                        240.0
264.0
  Issuance of preferred securities of
    subsidiary trust                                135.0
  Issuance of short-term debt                        12.1
  Repayment of long-term debt and
    preferred stock                                (246.6)
(202.0)
  Common Stock dividend payments                   (295.4)
(295.0)
  Preferred stock dividend payments                 (34.9)
(31.1)
  Other                                              (9.0)
(4.3)
Net cash flow from (to) financing activities       (210.9)
(256.3)
Cash flow from (used in) investing activities:
  Utility plant expenditures (excluding
    AFC-other funds)                               (394.0)
(387.3)
  Nuclear fuel (excluding AFC-other funds)          (46.0)
(52.1)
  Nuclear decommissioning contributions             (19.5)
(18.3)
  Pollution control project funds                     5.1
5.2
  Sale of accounts receivable                      (110.0)
(130.0)
  Other                                             (13.0)
(12.2)
Net cash flow (used in) investing activities       (577.4)
(594.7)
Increase (decrease) in cash and cash equivalents    175.1
9.5
Cash and cash equivalents at beginning of period     28.8
21.6
Cash and cash equivalents at end of period        $ 203.9      $
31.1
Cash paid during the period for:
  Interest (reduced for the net cost of
    borrowed funds capitalized as AFC)            $ 241.1      $
236.0
  Income taxes                                       90.4
115.7
________________
The accompanying notes are an integral part of the financial statements.
/TABLE

<PAGE 7>

                VIRGINIA ELECTRIC AND POWER COMPANY
                    NOTES TO FINANCIAL STATEMENTS


(a) In the opinion of the management of Virginia Electric and Power Company the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of September 30, 1995, the results of operations for the three and nine month periods ended September 30, 1995 and 1994, and the cash flows for the nine-month periods ended September 30, 1995 and 1994. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

  The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

   The financial statements include the accounts of the Company and its subsidiaries, with all significant intercompany transactions and accounts being eliminated on consolidation.

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

(c) Company Obligated Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust

   In the third quarter 1995, the Company established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5,400,000 shares of Preferred Securities for $135.0 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by VP Capital Trust.

<PAGE 8>


                VIRGINIA ELECTRIC AND POWER COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                            (CONTINUED)


    Virginia Power issued $139.2 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) in exchange for the $135.0 million realized from the sale of the Preferred Securities and $4.2 million of common securities of VP Capital Trust. The common securities represent the remaining 3% beneficial ownership interest in the assets held by VP Capital Trust. The Notes constitute 100% of VP Capital Trust's assets.

     The Notes are due September 30, 2025, but may be extended up to an additional ten years, subject to satisfying certain conditions. However, the Company may redeem the Notes on or after September 30, 2000, under certain circumstances. The Preferred Securities are subject to mandatory redemption upon repayment of the Notes at maturity or earlier redemption. At redemption, each Preferred Security shall be entitled to receive a liquidation amount of $25 plus accrued and unpaid distributions, including any interest thereon.

(d) Preferred Stock

    As of September 30, 1995, there were 2,217,319 and 5,940,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of the Company's preferred stock.

(e) Restructuring Charges

    In March 1995, the Company announced the implementation phase of its Vision 2000 program. During this phase, the Company began reviewing operations with the objective of outsourcing services where economical and appropriate and re-engineering the remaining functions to streamline operations. The re-engineering process is resulting in decentralization, reorganization and downsizing for portions of the Company's operations. As part of this process, the Company is reevaluating its utilization of capital resources in the operations of the Company to identify further opportunities for operational efficiencies through outsourcing or re-engineering of its processes.

<PAGE 9>


                VIRGINIA ELECTRIC AND POWER COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                            (CONTINUED)

   In May 1995, the Company established a comprehensive involuntary severance package for salaried employees who lose their positions as a result of these initiatives. The Company is recognizing the cost associated with employee terminations in accordance with Emerging Issues Task Force Consensus No. 94-3 as management identifies the positions to be eliminated. Severance payments will be made over a period not to exceed twenty months. As of September 30, 1995, management had decided to eliminate 486 positions, for which a liability of $29.6 million has been recorded. The recognition of severance costs resulted in a charge to operations in the second and third quarter of $.7 million and $28.9 million, respectively. At September 30, 1995, 256 employees have been terminated and severance payments totaling $2.6 million have been paid. The Company estimates that these staffing reductions will result in annual savings, net of outsourcing costs, in the range of $20 million to $25 million. These savings will be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

     As part of the restructuring, the Company is evaluating its long-term purchased power contracts and negotiating modifications to their terms, including cancellations, where it is determined to be economically advantageous to do so. The Company also negotiated settlements with several other parties to terminate their rights to sell power to the Company. During the first and second quarter of 1995, the cost of contract cancellations and negotiated settlements was $3 million. Based on contract terms and estimated quantities of power that would have otherwise been delivered, the cancellation of these contracts and rights to sell power to the Company has the effect of reducing the Company's future purchased power costs, including energy payments, by up to $19 million annually.

     Restructuring charges of $30.6 million and $36.6 million for the three months and nine months, respectively, ended September 30, 1995, included severance costs, purchase power contract cancellation and negotiated settlement costs, consultant fees and other costs incurred directly as a result of the Vision 2000 initiatives. The Vision 2000 review of operations is ongoing. At this time, Company management cannot estimate the restructuring costs yet to be incurred.

<PAGE 10>


                VIRGINIA ELECTRIC AND POWER COMPANY
                   NOTES TO FINANCIAL STATEMENTS
                            (CONTINUED)


(f) Rates

    Virginia

    On September 19, 1995, Virginia Power filed an application to revise its annual fuel factor. The Company proposed that the present fuel factor be decreased by $97.1 million. The Staff of the Virginia Commission proposed certain adjustments, which Virginia Power did not oppose, resulting in a recommended reduction of $107.3 million. A hearing was completed on October 30, 1995, and on October 31, 1995 the Virginia Commission approved the reduction of $107.3 million, effective November 1, 1995.

    North Carolina

   The Company filed an application with the North Carolina
Commission on September 15, 1995, for a $1.3 million annual increase in fuel rates. A hearing is scheduled for November 21, 1995.
<PAGE 11>
              VIRGINIA ELECTRIC AND POWER COMPANY

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     As detailed in the Statements of Cash Flows, cash flow from operating activities for the nine month period ended September 30, 1995 increased $102.9 million, as compared to the nine month period ended September 30, 1994, primarily as a result of normal operations.

     Cash from (to) financing activities was as follows:

                                  Nine Months Ended September 30,
                                       1995               1994

                                             (Millions)

         Mortgage bonds              $ 200.0             $ 164.0
         Preferred securities of
          subsidiary trust             135.0
         Medium-term notes              40.0               100.0
         Repayment of long-term debt
          and preferred stock         (246.6)             (202.0)
         Dividend payments            (330.3)             (326.1)
         Other                          (9.0)                7.8
            Total                    $(210.9)            $(256.3)

    Financing activities for the first nine months of 1995 resulted in a net cash outflow of $210.9 million. In the first quarter of 1995, the Company sold $200 million of First and Refunding Mortgage Bonds (Bonds) with an annual stated interest rate of 8.25%, the proceeds of which were used primarily to replace first quarter mandatory debt maturities totaling $185 million ($180 million of Bonds and $5 million of Medium-Term Notes).

   In the second quarter of 1995, the Company sold $40 million of Medium-Term Notes with an annual stated interest rate of 6.35%, the proceeds of which were used to meet a portion of the Company's capital requirements. Also during the quarter, the Company retired, through mandatory debt maturities, $56.6 million of Bonds and $5 million of Medium-Term Notes.

   The proceeds from the Sale of Preferred Securities (see Note
(c) to FINANCIAL STATEMENTS) were invested on a short-term basis and then on October 2, 1995 were used to redeem 450,000 shares of the Company's $7.20 Dividend Preferred Stock, 417,319 shares of the $7.30 Dividend Preferred Stock, and 400,000 shares of the $7.45 Dividend Preferred Stock and for other capital requirements.

<PAGE 12>
              VIRGINIA ELECTRIC AND POWER COMPANY

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (CONTINUED)


    During the second quarter of 1995, the Company filed two shelf registration statements with the Securities and Exchange Commission, one for $500 million of First and Refunding Mortgage Bonds and the other for $200 million of Medium-Term Notes, Series F, which combine to provide the Company with $700 million in unused capital resources. The Company intends to issue securities from time to time to meet capital requirements.

     Additionally, a total of $300 million under the Company's commercial paper program may be outstanding at any point in time.

The commercial paper program is supported by a $300 million revolving credit facility which replaced the Inter-Company Credit Agreement with Dominion Resources, Inc. Proceeds from the sale of commercial paper are primarily used to finance working capital for operations. As of September 30, 1995, no amount was outstanding under the program.

     Cash from (used in) investing activities was as follows:

                                Nine Months Ended September 30,
                                     1995             1994
                                           (Millions)


     Utility plant expenditures    $(394.0)         $(387.3)
     Nuclear fuel                    (46.0)           (52.1)
     Nuclear decommissioning
      contributions                  (19.5)           (18.3)
     Pollution control project
      funds                            5.1              5.2
     Sale of accounts receivable    (110.0)          (130.0)
     Other                           (13.0)           (12.2)
        Total                      $(577.4)         $(594.7)


    Investing activities for the first nine months of 1995 resulted in a net cash outflow of $577.4 million primarily due to $394.0 million of construction expenditures and $46.0 million of nuclear fuel expenditures. Of the construction expenditures, approximately $224.5 million was spent on transmission and distribution projects, $113.7 million on power production projects, and $29.3 million on new generating facilities.

<PAGE 13>
                  VIRGINIA ELECTRIC AND POWER COMPANY

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (CONTINUED)


    Clover Unit 1, a pulverized coal-fired unit that is part of a two-unit facility jointly owned with Old Dominion Electric Cooperative, began commercial operation on October 7, 1995. The unit is rated at 416 MW (both summer and winter) and the Company s fifty percent ownership share was completed at an approximate cost of $288.0 million. The Company s annual depreciation and operations and maintenance expenses are estimated to be in the range of $12.0 million to $14.0 million.

Results of Operations

    Balance available for Common Stock increased for the three month period ended September 30, 1995, as compared to the same period in 1994, primarily as a result of the warmer weather experienced during the summer of 1995, partially offset by restructuring costs recognized during the period.

     Balance available for Common Stock decreased for the nine month period ended September 30, 1995, as compared to the same period in 1994, primarily as a result of restructuring costs recognized during the period.

Operating Revenues

     Operating revenues changed primarily due to the following:

                           Three Months Ended  Nine Months Ended
                              September 30,      September 30,
                              1995 vs. 1994      1995 vs. 1994

                                         (Millions)

     Customer growth             $ 19.8              $ 67.1
     Weather                       57.8               (39.1)
     Change in base revenues       10.2                29.5
     Fuel cost recovery             2.9                 8.8
     Other, net                     6.0                (2.1)
          Total retail             96.7                64.2
     Sales for resale               6.4                 4.7
     Other operating revenues      22.3                11.6
          Total revenues         $125.4              $ 80.5

<PAGE 14>

                  VIRGINIA ELECTRIC AND POWER COMPANY

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (CONTINUED)


Customer kilowatt-hour sales changed as follows:

                           Three Months Ended  Nine Months Ended
                              September 30,      September 30,
                              1995 vs. 1994      1995 vs. 1994

       Residential                  11.1%              (0.4)%
       Commercial                    6.0                1.3
       Industrial                    2.1                4.5
       Public authorities            4.7                1.7
       Total retail sales            7.0                1.2
       Resale                       24.7                5.4
       Total sales                   8.8                1.7


     The increase in kilowatt-hour retail sales for the three month period ended September 30, 1995, as compared to the same period in 1994, reflects the warmer weather experienced during the summer of 1995. For the quarter ended September 30, 1995, as compared to the same period in 1994, cooling degree days were
12.9 percent higher.

     The increase in kilowatt-hour retail sales for the nine month period ended September 30, 1995, as compared to the same period in 1994, is primarily due to increased customer growth and the warmer weather experienced during the summer of 1995, partially offset by the milder weather experienced in the first six months of 1995.

     The increase in sales for resale for the three and nine month periods ended September 30, 1995, as compared to the same periods in 1994, was primarily due to warmer weather experienced by other utilities in surrounding regions during the summer of 1995 and increased marketing efforts by the Company.

Fuel, net

     Fuel, net increased for the three month period ended
September 30, 1995, as compared to the same period in 1994, primarily due to increased generation necessitated by higher sales.

<PAGE 15>

                  VIRGINIA ELECTRIC AND POWER COMPANY

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (CONTINUED)


Operation - Other and Maintenance

     Operation - other and maintenance expenses decreased for the three month period ended September 30, 1995, as compared to the same period in 1994, primarily as a result of 1994 payroll and voluntary separation costs for those employees who elected to terminate service with the Company under the 1994 Early Retirement and Voluntary Separation Programs and a decrease in the level of nuclear operation and maintenance expenses in 1995, partially offset by the operation and maintenance expenses associated with the North Branch Power Station acquired by the Company in December of 1994.

      Operation - other and maintenance expenses decreased for the nine month period ended September 30, 1995, as compared to the same period in 1994. Expenses during the 1994 period included 1994 payroll and voluntary separation costs for those employees who elected to terminate service with the Company under the 1994 Early Retirement and Voluntary Separation Programs, offset in part by recognition of insurance policyholder distributions. Expenses during the 1995 period reflected a decrease in payroll costs in commercial operations due to reduced staffing levels and weather-related overtime, partially offset by the operation and maintenance expenses associated with the North Branch Power Station and increased nuclear outage costs.

Restructuring

    As of September 30, 1995, no material savings have been realized due to recently implemented, 1995 involuntary staffing reductions. See Note (e) to FINANCIAL STATEMENTS for a discussion of the Company's restructuring activities under its Vision 2000 program. The Company will incur additional restructuring charges in the fourth quarter of 1995 and 1996. However, the amount of restructuring charges yet to be incurred is not known at this time. Furthermore, because the Company's review of its operations has not been completed, the amount of savings ultimately to be realized cannot be estimated at this time. The savings will ultimately be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

<PAGE 16>

                  VIRGINIA ELECTRIC AND POWER COMPANY

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (CONTINUED)

      As a regulated utility, Virginia Power provides service to its customers at rates based on its cost of operations and an opportunity to earn a return on its shareholder's investment. From time to time, the Company reviews its cost of providing regulated services and files such information with certain regulatory commissions having jurisdiction. The Company or the regulatory commissions may initiate proceedings to review rates charged to Company jurisdictional customers. The incurrence of restructuring charges and the savings resulting therefrom in subsequent periods are elements of the Company's cost of operations. Accordingly, Vision 2000 costs and related savings will be considered in any future review of the Company's overall regulatory cost of service.

Income Taxes-Operating

     Income taxes-operating increased for the three month period ended September 30, 1995, as compared to the same period in 1994, primarily as a result of higher income subject to tax.

Regulatory Assets

     Under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, certain expenses normally reflected in income are deferred on the balance sheet as regulatory assets and are recognized in income as the related amounts are included in rates and recovered from customers. The incurred costs underlying these regulatory assets may represent expenditures by the Company or may represent the recognition of liabilities that ultimately will be settled at some time in the future. For some of those regulatory assets representing past expenditures that are not included in the Company's rate base or used to adjust the Company's capital structure, the Company is not allowed to earn a return on the unrecovered balance. Of the $830.5 million of regulatory assets at September 30, 1995, approximately $132 million represent past expenditures that are effectively excluded from rate base by the Virginia State Corporation Commission that has primary jurisdiction over the Company's rates. However, of that amount approximately $109 million represent the present value of amounts to be recovered through future rates for North Anna Unit 3 project termination costs. Those costs are reported pursuant to SFAS No. 90, Regulated Enterprises - Accounting for Abandonments and Disallowances of Plant Costs, and thus reflect a reduction in the actual dollars to be recovered through future rates for the time value of money. The Company does not earn a return on the remaining $23 million of regulatory assets, effectively excluded from rate base, to be recovered over various recovery periods up to 23 years, depending on the nature of the deferred costs.
<PAGE 17>

                  VIRGINIA ELECTRIC AND POWER COMPANY

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (CONTINUED)


Contingencies

     For information on contingencies, see Note (b) to FINANCIAL
STATEMENTS.

Future Issues

Competition

    In reference to the plans of the City of Falls Church, Virginia, to pursue the establishment of a municipal electric system (for additional information see Part II - Other Information - Competition) the Company will not experience a material loss of load, revenues or net income should a municipal electric system be created.

Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which must be adopted by the Company by January 1, 1996. This statement requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and requires rate-regulated companies to write-off regulatory assets against earnings whenever those assets no longer meet the criteria for recognition of a regulatory asset as defined by SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Based on the Company s current operating environment, adoption of SFAS No. 121 is not expected to have a material impact on the Company s financial statements.

<PAGE 18>

                    VIRGINIA ELECTRIC AND POWER COMPANY
                       PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

     In reference to the arbitration between Virginia Power and Smith Cogeneration of Virginia, Inc., the parties have agreed to a settlement and on October 24, 1995 the Virginia Commission dismissed the proceeding.

     In reference to the proceeding before the Virginia Commission into the holding company structure and the relationship between Dominion Resources and Virginia Power, on September 29, 1995 Dominion Resources and Virginia Power each filed its Response to the Final Report of the Commission s Staff dated April 12, 1995. The Staff is to file its reply by December 15, 1995. As regards the CSX Transportation, Inc. coal transportation contract, negotiations concluded on August 10, 1995 with the execution of a contract amendment.

     In reference to the lawsuit filed against Virginia Power by Doswell Limited Partnership (Doswell), on September 21, 1995 the
Virginia Supreme Court granted Doswell s appeal and both parties are preparing briefs for an early 1996 oral argument.

Item 5.  Other Information

The Company

     The Company s strategic planning initiative, called Vision 2000, has moved into the active implementation phase in many areas of the company (for additional information on Vision 2000, see note (e) to Financial Statements and Restructuring under MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).
Rates

Virginia

     On September 18, 1995 the State Corporation Commission of Virginia (the Virginia Commission) established a proceeding to review and consider Commission policy regarding restructuring of and competition in the electric utility industry. The Commission stated that it intends to fully consider reliability, continuity and stability of rates, fairness to all customers, fairness to investors, and whether truly competitive markets that are in the public interest can be developed. It directed the Commission s Staff to investigate the emerging issues in the electric utility industry and prepare a report of its findings and recommendations on or before March 29, 1996. All interested parties may file written comments and requests for oral argument in response to the Staff Report on or before May 30, 1996.
<PAGE 19>
                    VIRGINIA ELECTRIC AND POWER COMPANY
                       PART II. - OTHER INFORMATION
                           (CONTINUED)

     In reference to Virginia Power's 1992 rate case before the Virginia Commission, on October 2, 1995 the United States Supreme
Court denied the Writ of Certiorari sought by a group of industrial cogenerators.

     For additional information see Rates-Virginia, note (f) to Financial Statements.

North Carolina

     See Rates-North Carolina, note (f) to Financial Statements.

Competition

     In reference to Virginia Power s declaratory judgment proceeding before the Virginia Commission against the City of Falls Church, Virginia, in which Virginia Power seeks a declaration that the City s plans to pursue the establishment of a municipal electric system would be illegal unless approved by the Commission, pursuant to the Virginia Commission s order of August 4, 1995, the Commission s Staff filed a memorandum on August 31, 1995 supporting Virginia Power s Motion for Summary Judgement. The City did not respond to the Motion.

     If the City prevails and forms a municipal electric system, Mwh sales by customer class will decrease as follows:

               Residential       36,000
               Commercial        67,000
               Industrial             0
               Other              5,000
               Total            108,000

No other city has communicated to Virginia Power any interest in forming a municipal electric system.

Sources of Power

     On October 7, 1995 Clover Power Station Unit 1 achieved commercial operation (for additional information, see Liquidity and Capital Resources under MANAGEMENT S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

<PAGE 20>
                    VIRGINIA ELECTRIC AND POWER COMPANY
                       PART II. - OTHER INFORMATION
                           (CONTINUED)

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

   4(i)  -  Indenture of Mortgage of the Company, dated November
   1, 1935, as supplemented and modified by fifty-eight
   Supplemental Indentures, Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255, incorporated by reference; Fifty-Ninth Supplemental
   Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended
   March 31, 1986, File No. 1-2255, incorporated by reference; Sixtieth Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended September 30, 1986, File No. 1-2255, incorporated by reference; Sixty-First Supplemental
   Indenture, Exhibit  4(ii), Form 10-Q for the quarter ended
   June 30, 1987, File No.1-2255, incorporated by reference; Sixty-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated November 3, 1987, File No. 1-2255, incorporated by reference; Sixty-Third Supplemental Indenture, Exhibit 4(i),
   Form 8-K, dated June 8, 1988, File No. 1-2255, incorporated by reference; Sixty-Fourth Supplemental Indenture, Exhibit
   4(i), Form 8-K, dated February 8, 1989, File No. 1-2255, incorporated by reference; Sixty-Fifth Supplemental
   Indenture, Exhibit 4(i), Form 8-K, dated June 22, 1989, File
   No. 1-2255,  incorporated by reference; Sixty-Sixth
   Supplemental Indenture, Exhibit 4(i),Form 8-K, dated February
   27, 1990, File No. 1-2255, incorporated by reference; Sixty-Seventh Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference; Sixty-Eighth Supplemental Indenture, Exhibit 4(i), Sixty-
   Ninth Supplemental Indenture, Exhibit 4(ii) and Seventieth Supplemental Indenture, Exhibit 4(iii), Form 8-K, dated
   February 25, 1992, File No. 1-2255, incorporated by reference; Seventy-First Supplemental Indenture, Exhibit 4(i) and Seventy-Second Supplemental Indenture, Exhibit 4 (ii),
   Form 8-K, dated July 7, 1992, File No. 1-2255, incorporated by reference; Seventy-Third Supplemental Indenture, Exhibit
   <PAGE 20>
                    VIRGINIA ELECTRIC AND POWER COMPANY
                       PART II. - OTHER INFORMATION
                           (CONTINUED)

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

   4(iv) - Indenture, dated as of April 1, 1988, from Virginia Electric and Power Company to Chemical Bank, Trustee, pursuant to which Medium-Term Notes, Series C (Multi-Currency) were issued as supplemented and modified by a First Supplemental Indenture, dated as of August 1, 1989, pursuant to which Medium-Term Notes, Series D (Multi-Currency), Series E and Series F were issued (Exhibit 4(vi), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).
<PAGE 21>
                    VIRGINIA ELECTRIC AND POWER COMPANY
                       PART II. - OTHER INFORMATION
                           (CONTINUED)


   4(v) - Indenture, dated as of August 1, 1995, from Virginia Electric and Power Company to Chemical Bank, Trustee, as supplemented and modified by a First Supplemental Indenture, dated as of August 1, 1995, pursuant to which the Series A 8.05% Junior Subordinated Notes were issued to fund the purchase of Virginia Power Capital Trust 1 Common Stock and Preferred Securities proceeds (Exhibits 4(a) and 4(b), respectively, Form S-3 Registration Statement No.33-61265 as filed on July 24, 1995 and amended on August 21, 1995 and August 22, 1995, incorporated by reference).


   10* - Employment Agreement Amendment September 15, 1995 between Virginia Power and James T. Rhodes (Filed herewith)

   27 - Financial Data Schedule (filed herewith)

   *Indicates management contract or compensatory plan or arrangement

(b) Reports on Form 8-K:

    None

                           SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              VIRGINIA ELECTRIC AND POWER COMPANY
                                           Registrant






November 7, 1995



                                    /S/     R. E. RIGSBY
                                            R. E. Rigsby
                                    Senior Vice President-Finance
                                            and Controller
                                   (Principal Accounting Officer)