Form 10-Q
period 1996-03-31
VIRGINIA ELECTRIC & POWER CO
filed 1996-05-09
CIK 103682

<PAGE 1>

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark one)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1996

                                or

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

At April 30, 1996, 171,484 shares of common stock, without par value, of the registrant were outstanding.

<PAGE 2>
                 VIRGINIA ELECTRIC AND POWER COMPANY

                                 INDEX

                                                          Page
                                                         Number

                    PART I.  Financial Information

Item 1.  Consolidated Financial Statements

           Consolidated Statements of Income -
             Three Months Ended March 31, 1996
             and 1995                                           3

           Consolidated Balance Sheets -
             March 31, 1996 and
             December 31, 1995                                4-5

           Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1996 and
             1995                                               6

           Notes to Consolidated Financial Statements         7-9


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       10-15


                    PART II.  Other Information

Item 1.  Legal Proceedings                                     16

Item 4.  Submission of Matters to a Vote of Security
           Holders                                             16

Item 5.  Other Information                                     17

           Regulation                                          17

           Sources of Power                                    17


Item 6.  Exhibits and Reports on Form 8-K                   18-20

<PAGE 3>

                 VIRGINIA ELECTRIC AND POWER COMPANY
                   PART I.  FINANCIAL INFORMATION

                   ITEM 1.  FINANCIAL STATEMENTS
                  CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                        1996         1995
                                                            (Millions)
Operating revenues                                    $1,164.8     $1,076.3

Operating expenses:
 Operation:
    Fuel, net                                            263.1        254.0
    Purchased power capacity, net                        194.2        175.9
    Other                                                127.3        136.5
 Maintenance                                              59.6         66.9
 Restructuring                                             5.4          3.5
 Depreciation and amortization                           124.4        116.3
 Amortization of terminated construction
   project costs                                           8.6          8.6
 Taxes - Income                                           80.3         58.1
       - Other                                            70.6         64.7
   Total                                                 933.5        884.5
Operating income                                         231.3        191.8
Other income                                               2.3          2.4
Income before interest charges                           233.6        194.2
Interest charges:
  Interest on long-term debt                              74.1         74.7
  Other                                                    5.7          5.8
  Allowance for borrowed funds used
    during construction                                   (0.8)        (1.3)
     Total                                                79.0         79.2
Distributions-preferred securities of
subsidiary trust, net                                      1.8

Net income                                               152.8        115.0
Preferred dividends                                        9.0         11.7

Balance available for Common Stock                    $  143.8     $  103.3


The accompanying notes are an integral part of the consolidated financial statements.

<PAGE 4>

                      VIRGINIA ELECTRIC AND POWER COMPANY

                         CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                                (UNAUDITED)

                                                  March 31,   December 31,
                                                    1996          1995
                                                        (Millions)
                                                                  (*)
Utility plant (includes $304.0 plant
 under construction in 1996 and $512.1
 in 1995)                                       $14,262.9      $14,201.6
Less accumulated depreciation                     4,880.0        4,760.9
                                                  9,382.9        9,440.7
Nuclear fuel, net                                   143.3          132.4
  Net utility plant                               9,526.2        9,573.1

Investments:
  Nuclear decommissioning trust funds               373.6          351.4
  Pollution control project funds                    12.0           11.9
  Other                                              21.9           21.0
    Total investments                               407.5          384.3

Current assets:
  Cash and cash equivalents                          22.1           29.8
  Customer accounts receivable, net                 384.3          362.6
  Accrued unbilled revenues                         154.8          179.5
  Materials and supplies:
    Plant and general                               158.0          160.2
    Fossil fuel                                      44.9           71.2
  Other                                             141.0          133.5
    Total current assets                            905.1          936.8

Deferred debits and other assets:
  Regulatory assets                                 808.5          816.4
  Unamortized debt issuance costs                    26.1           26.6
  Other                                              98.5           90.5
      Total deferred debits and other
        assets                                      933.1          933.5
Total assets                                    $11,771.9      $11,827.7

________________

The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements at that date.

<PAGE 5>
                     VIRGINIA ELECTRIC AND POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS'EQUITY
                                  (UNAUDITED)

                                                  March 31,     December 31,
                                                    1996            1995
                                                         (Millions)
                                                                    (*)
Long-term debt                                     $ 3,590.4       $ 3,889.4

Company obligated mandatorily redeemable
 preferred securities of subsidiary trust(**)          135.0           135.0

Preferred stock subject to
  mandatory redemption                                 180.0           180.0

Preferred stock not subject to
  mandatory redemption                                 509.0           509.0

Common stockholder's equity:
  Common Stock                                       2,737.4         2,737.4
  Other paid-in capital                                 16.9            16.9
  Earnings reinvested in business                    1,321.1         1,272.5
    Total common stockholder's
      equity                                         4,075.4         4,026.8

Current liabilities:
  Securities due within one year                       524.5           259.6
  Short-term debt                                       25.0           169.0
  Accounts payable, trade                              320.1           310.7
  Interest accrued                                      92.6           101.8
  Other                                                341.8           274.6
    Total current liabilities                        1,304.0         1,115.7

Deferred credits and other liabilities:
  Accumulated deferred income taxes                  1,513.9         1,498.8
  Deferred investment tax credits                      268.0           272.2
  Deferred fuel expenses                                46.2            57.7
  Other                                                150.0           143.1
    Total deferred credits and
      other liabilities                              1,978.1         1,971.8
Total liabilities and shareholders' equity         $11,771.9       $11,827.7

________________

The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements at that date.

(**) As described in Note (c) to CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.

<PAGE 6>
                 VIRGINIA ELECTRIC AND POWER COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                 Three Months Ended March 31,
                                                     1996            1995
                                                           (Millions)

Cash flow from operating activities:
  Net income                                        $ 152.8         $ 115.0
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     154.7           140.9
    Allowance for other funds used during
     construction                                      (1.1)           (1.8)
    Deferred income taxes                              16.7            14.1
    Deferred investment tax credits, net               (4.2)           (4.2)
    Noncash return on terminated construction
      project costs - pretax                           (1.8)           (2.3)
    Deferred fuel expenses                            (11.5)           (0.8)
    Deferred capacity expenses                          5.5            (0.8)
    Restructuring                                       5.4             3.5
    Changes in:
      Accounts receivable                             (17.4)          (13.0)
      Accrued unbilled revenues                        24.8            29.6
      Materials and supplies                           28.6            40.1
      Accounts payable, trade                           7.9           (36.4)
      Accrued expenses                                 58.2            69.9
    Other                                              (9.0)           12.6
Net cash flow from operating activities               409.6           366.4

Cash flow from (to) financing activities:
  Issuance of long-term debt                           24.5           200.0
  Issuance (repayment) of short-term debt            (144.0)           13.4
  Repayment of long-term debt and preferred
    stock                                             (58.9)         (185.0)
  Common Stock dividend payments                      (95.3)         (100.3)
  Preferred stock dividend payments                    (8.9)          (11.5)
  Other                                                (0.6)           (4.3)
Net cash flow (to) financing activities              (283.2)          (87.7)

Cash flow from (used in) investing activities:
  Utility plant expenditures (excluding
    AFC-other funds)                                  (75.9)         (130.6)
  Nuclear fuel (excluding AFC-other funds)            (31.5)           (4.5)
  Nuclear decommissioning contributions                (9.0)           (6.2)
  Sale of accounts receivable                                         (60.0)
  Purchase of subsidiary assets                       (13.7)
  Other                                                (4.0)           (5.0)
Net cash flow (used in) investing activities         (134.1)         (206.3)
Increase (decrease) in cash and cash
  equivalents                                          (7.7)           72.4
Cash and cash equivalents at beginning
  of period                                            29.8            28.8
Cash and cash equivalents at end of period          $  22.1         $ 101.2

Cash Paid During The Period For:
  Interest (reduced for the net cost of
   borrowed funds capitalized as AFC)               $  88.8         $ 119.6
  Income taxes                                          4.0             0.2


The accompanying notes are an integral part of the consolidated financial statements.

<PAGE 7>

                VIRGINIA ELECTRIC AND POWER COMPANY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(a) Virginia Electric and Power Company is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square mile area in Virginia and northeastern North Carolina. It sells electricity to retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives and municipalities. The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for over 80 percent of its population. As used herein, the terms "Virginia Power" and the "Company" shall refer to the entirety of Virginia Electric and Power Company, including, without limitation, its Virginia and North Carolina operations, and all of its subsidiaries.

     In the opinion of the management of Virginia Electric and Power Company the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three-month periods ended March 31, 1996 and 1995, and the cash flows for the three-month periods ended March 31, 1996 and 1995. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

     The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company and its subsidiaries, with all significant intercompany transactions and accounts being eliminated on consolidation.

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

     These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December
31, 1995.

<PAGE 8>


                VIRGINIA ELECTRIC AND POWER COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)


(b) Contingencies
    Nuclear Insurance

    The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. The Company is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. The Company may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including the Company). For additional information, see Note C to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(c) Company Obligated Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust

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

(d) Preferred Stock

    As of March 31, 1996, there were 1,800,000 and 5,090,140
issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of the Company's preferred stock.

<PAGE 9>


                VIRGINIA ELECTRIC AND POWER COMPANY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Continued)


(e) Restructuring Charges

    In March 1995, the Company announced the implementation phase of its Vision 2000 program. For additional information, see Note P to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Restructuring charges of $5.4 million and $3.5 million in the first quarter of 1996 and 1995, respectively, included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs incurred directly as a result of the Vision 2000 initiatives. The Vision 2000 review of operations is expected to continue through 1996 and additional costs will be incurred. At this time, Company management cannot estimate the additional restructuring costs yet to be incurred.

    In May 1995, the Company established comprehensive involuntary severance packages for employees who lose their positions as a result of these initiatives. Through March 31, 1996, management had terminated 979 employees. The recognition of severance costs resulted in a charge to operations of $3.2 million in the first quarter. At March 31, 1996, severance payments totaling $19.4 million have been made. The Company estimates that these staffing reductions will result in annual savings, net of outsourcing costs, in the range of $50 million to $60 million. These savings will be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

<PAGE 10>

                VIRGINIA ELECTRIC AND POWER COMPANY

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

    Internal generation of cash during the first quarter of 1996 provided 284% of funds required for the Company's capital requirements compared to 188% during the first quarter of 1995.

    With the completion of the Clover Power Station, the Company is in a period in which internal cash generation should exceed construction expenditures.

    As detailed in the Consolidated Statements of Cash Flows, cash flow from operating activities for the three-month period ended
March 31, 1996 increased $43.2 million as compared to the three-month period ended March 31, 1995 primarily as a result ofincreased sales due to the colder weather experienced in the first quarter of 1996.

    Cash from (to) financing activities was as follows:

                                 Three Months Ended March 31,
                                     1996             1995
                                          (Millions)
     Mortgage bonds                                 $ 200.0
     Issuance (repayment) of
      short-term debt              $(144.0)            13.4
     Issuance of pollution
      control securities              24.5
     Repayment of long-term debt
       and preferred stock           (58.9)          (185.0)
     Dividends                      (104.2)          (111.8)
     Other                            (0.6)            (4.3)
        Total                      $(283.2)         $ (87.7)

    Financing activities for the first three months of 1996 resulted in a net cash outflow of $283.2 million.

    During the first quarter of 1996, $34.4 million of Medium-Term Notes matured. In addition, the Company issued $24.5 million of variable rate pollution control securities to refund $24.5 million of securities assumed in its acquisition of the North Branch Power Station.

<PAGE 11>

                VIRGINIA ELECTRIC AND POWER COMPANY

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


    As of March 31, 1996, $25 million was outstanding under the Company's commercial paper program, which is a decrease of $144 million from the December 31, 1995 outstanding balance. The reduction in commercial paper outstanding resulted from improved cash flow from operations due to increased sales from colder weather experienced in the first quarter of 1996.

    Cash from (used in) investing activities was as follows:

                                     Three Months Ended March 31,
                                         1996            1995
                                              (Millions)
     Utility plant expenditures        $ (75.9)        $(130.6)
     Nuclear fuel                        (31.5)           (4.5)
     Nuclear decommissioning
      contributions                       (9.0)           (6.2)
     Sale of accounts receivable                         (60.0)
     Purchase of subsidiary assets       (13.7)
     Other                                (4.0)           (5.0)
        Total                          $(134.1)        $(206.3)

    Investing activities for the first three months of 1996 resulted in a net cash outflow of $134.1 million primarily due to $75.9 million of construction expenditures and $31.5 million of nuclear fuel expenditures. Of the construction expenditures, approximately $13.4 million was spent on power production projects, and $54.0 million on transmission and distribution projects.

Results of Operations

     Balance available for Common Stock increased by $40.5 million for the three-month period ended March 31, 1996, as compared to the same period in 1995, primarily as a result of the colder weather experienced in the first quarter of 1996.

<PAGE 12>

                VIRGINIA ELECTRIC AND POWER COMPANY

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Operating Revenues

    Operating revenues changed primarily due to the following:

                                    Three Months Ended March 31,
                                            1996 vs. 1995
                                             (Millions)
     Customer growth                          $ 10.1
     Weather                                    85.3
     Change in base revenues                    (5.3)
     Fuel cost recovery                        (23.8)
     Other, net                                 (8.0)
        Total retail                            58.3
     Sales for resale                           23.6
     Other operating revenues                    6.6
        Total                                  $88.5


    Customer kilowatt-hour sales changed as follows:

                                     Three Months Ended March 31,
                                            1996 vs. 1995

     Residential                                 16.0%
     Commercial                                   8.9
     Industrial                                  (0.4)
     Public authorities                           5.4
     Total retail sales                           9.8
     Resale                                      52.8
     Total sales                                 14.7

<PAGE 13>

                VIRGINIA ELECTRIC AND POWER COMPANY

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Heating and cooling degree days during the first quarter were as follows:

                                 1996      1995     Normal

Heating degree days             2,334     1,923     2,050
Percentage change
  compared to prior year         21.4     (12.9)

Cooling degree days                 0         0         7


    The increase in kilowatt-hour retail sales for the three-month period ended March 31, 1996 reflects the colder weather experienced in the first quarter of 1996 compared to 1995.

    The increase in sales for resale for the three-month period ended March 31, 1996, as compared to the same period in 1995, was primarily due to colder weather experienced by other utilities in surrounding regions during the first three months of 1996 and increased marketing efforts by the Company.

Purchased Power Capacity, Net

    Purchased power capacity, net increased for the three-month period ended March 31, 1996, as compared to the same period in 1995, primarily as a result of additional non-utility generation being available and a decrease in the under recovery of capacity expenses through rates due to higher sales.

Restructuring

    As part of the Vision 2000 program (see Note (e) to CONSOLIDATED FINANCIAL STATEMENTS), the Company recorded $5.4 million and $3.5 million of restructuring charges in the first quarter of 1996 and 1995, respectively. Restructuring charges included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs. The Company estimates that these staffing reductions and the staffing reductions reported during 1995 will result in annual savings, net of outsourcing costs, in the range of $50 million to $60 million. The Company will incur additional restructuring charges in 1996; however, the amount of restructuring charges yet to be
incurred is not known at this time.
<PAGE 14>

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

Operation - Other and Maintenance

    Operation - other and maintenance expenses decreased for the three-month period ended March 31, 1996, as compared to the same period in 1995, primarily as a result of decreased production plant outage costs due to fewer outages and restructuring savings due to implemented Vision 2000 initiatives, partially offset by an increase in transmission and distribution service restoration costs resulting from winter storm damage.

Income Taxes

    Income taxes increased for the three-month period ended March
31, 1996, as compared to the same period in 1995 primarily as a result of increased income subject to tax.

Contingencies

    For information on contingencies, see Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

Future Issues

Accounting Standards

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which was adopted by the Company effective January 1, 1996. Based on the Company's current operating environment, SFAS 121 did not have any impact on the Company's consolidated financial statements.

<PAGE 15>

                VIRGINIA ELECTRIC AND POWER COMPANY

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Competition

     As part of the Company's Vision 2000 initiatives, the Company supported a number of legislative proposals during the 1996 session of the Virginia General Assembly aimed at achieving greater flexibility for the Virginia State Corporation Commission (the Virginia Commission) and the Company in adapting to a more competitive environment. All the proposals supported by the Company were passed in amended form by both houses of the General Assembly and have been subsequently signed into law by the Governor.

     On April 24, 1996 the Federal Energy Regulatory Commission
(FERC) issued final rules on open access transmission service, stranded costs, standards of conduct and open access same-time information systems (OASIS). Under the final rules utilities must file open access transmission tariffs on or around July 1, 1996. They must also take service under their own tariffs for wholesale sales and purchases. The rule provides for stranded cost recovery from departing customers. Utilities must participate in an OASIS by November 1, 1996, and comply with standards of conduct that require separation of transmission operations/reliability functions from wholesale merchant/marketing functions. These rules will become effective 60 days after publication in the Federal Register. FERC also issued a notice of proposed rulemaking (NOPR) proposing replacement of open access tariffs with a capacity reservation tariff by December 31, 1997.

Other

     Except for the historical information contained herein, the matters discussed in this report are forward-looking statements which involve risks and uncertainties, including but not limited to regulatory, economic, competitive, governmental and technological factors affecting the Company's operations, rates, markets, products, services and prices, and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

<PAGE 16>

              VIRGINIA ELECTRIC AND POWER COMPANY
                  PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

     In reference to the lawsuit filed against Virginia Power by Doswell Limited Partnership (Doswell), on March 1, 1996 the Virginia Supreme Court affirmed the decision of the Circuit Court of the City of Richmond in favor of the Company. On March 29, 1996 Doswell filed a Petition for Rehearing with the Supreme Court of Virginia and on April 19, 1996 the Supreme Court of Virginia denied the Petition for Rehearing.

     In reference to the proceeding before the Virginia Commission into the holding company structure and the relationship between Dominion Resources (DRI) and Virginia Power, the Commission Staff filed its final comments to the responses of Virginia Power and DRI on March 15, 1996. The Staff comments addressed a broad range of corporate structure issues, affiliate service arrangements, and finance and diversification issues which have been the subject of scrutiny by the Commission Staff and its consultants since the proceeding was initiated in 1994. In summary, the comments acknowledged that the two companies had adopted changes in policy and structure which addressed the majority of the concerns enumerated by the Staff and its consultants in their Final Report filed in April 1995, and recommended continued monitoring of compliance with the Commission's February 1995 Consent Order. The Staff recommended that the proceeding be continued until July 1997.

     In reference to the civil action instituted in the United States District Court for the Eastern District of Virginia, Norfolk Division, against the City of Norfolk and Virginia Power by a landowner who alleges that his property has been contaminated by toxic pollutants on an adjacent property formerly owned by the Company, a trial date of August 5, 1996 has been set.

Item 4. Submission of Matters to a Vote of Security Holders

     By consent in lieu of an Annual Meeting, Dominion Resources, Inc., the sole holder of all the voting Common Stock of the Company, on April 19, 1996, elected the following persons to serve as Directors of the Company for the term indicated:

                  Class I-Term Expires in 1999

                     Harvey L. Lindsay, Jr.
                        William T. Roos
                       William G. Thomas

<PAGE 17>

               VIRGINIA ELECTRIC AND POWER COMPANY
                   PART II. - OTHER INFORMATION
                           (Continued)


Item 5. Other Information

Regulation

General

     In reference to the Virginia Commission proceeding to review and consider its policy regarding restructuring of, and competition in, the electric utility industry, the Commission has extended the deadline for its Staff to address a comprehensive list of issues and to report its findings and recommendations until July 16, 1996. Interested parties will then have until September 16, 1996 to file written comments or request oral argument in response to the Staff report.

     In reference to the North Carolina Utilities Commission informal information gathering proceeding into the question of whether retail competition should be allowed in North Carolina, the North Carolina Commission issued an Order on April 3, 1996 directing parties to the proceeding to submit additional comments on a number of issues relating to competition and industry restructuring, including reliability, obligation to serve, stranded costs and ancillary costs.

     On April 24, 1996 FERC issued final rules on open access transmission service, stranded costs, standards of conduct and open access same-time information systems (OASIS). For additional information, see Future Issues - Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Sources of Power

     On March 28, 1996 Clover Power Station Unit 2 achieved commercial operation, with a summer capability of 416 Mw (includes the 50 percent undivided ownership interest of Old Dominion Electric Cooperative(ODEC)). Concurrent with the commercial operation of Unit 2, a sales agreement between the Company and ODEC, whereby the Company provided 100 Mw of firm capacity and energy to ODEC, ended. In early March,1996 a 75 mile 500 Kv transmission line from the Clover Power Station to the Carson Substation in Dinwiddie County, Virginia was completed and energized.

<PAGE 18>

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

     4(i) - Indenture of Mortgage of the Company, dated November 1, 1935, as supplemented and modified by fifty-eight Supplemental Indentures, Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255, incorporated by reference; Fifty-Ninth Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended March 31, 1986, File No. 1-2255, incorporated by reference; Sixtieth Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended September 30, 1986, File No. 1-2255, incorporated by reference; Sixty-First Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended June 30, 1987, File No. 1-2255, incorporated by reference; Sixty-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated November 3, 1987, File No. 1-2255, incorporated by reference; Sixty-Third Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 8, 1988, File No. 1-2255, incorporated by reference; Sixty-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 8, 1989, File No. 1-2255, incorporated by reference; Sixty-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 22, 1989, File No. 1-2255, incorporated by reference; Sixty-Sixth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 27, 1990, File No. 1-2255, incorporated by reference; Sixty-Seventh Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference; Sixty-Eighth Supplemental Indenture, Exhibit 4(I), Sixth-Ninth Supplemental Indenture,
     Exhibit 4(ii) and Seventieth Supplemental Indenture, Exhibit 4(iii), Form 8-K, dated February 25, 1992, File No. 1-2255, incorporated by reference; Seventy-First Supplemental Indenture, Exhibit 4(i) and Seventy-Second Supplemental

<PAGE 19>

             VIRGINIA ELECTRIC AND POWER COMPANY
                PART II. - OTHER INFORMATION
                         (Continued)


     Indenture, Exhibit 4 (ii), Form 8-K, dated July 7, 1992,
     File No. 1-2255, incorporated by reference; Seventy-Third
     Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August
     6, 1992, File No. 1-2255, incorporated by reference;
     Seventy-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 10, 1993, File No. 1-2255, incorporated by reference; Seventy-Fifth Supplemental Indenture, Exhibit
     4(i), Form 8-K, dated April 6, 1993, File No. 1-2255, incorporated by reference; Seventy-Sixth Supplemental
     Indenture, Exhibit 4(i), Form 8-K, dated April 21, 1993,
     File No. 1-2255, incorporated by reference.  Seventy-Seventh
     Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June
     8, 1993, File No. 1-2255, incorporated by reference;
     Seventy-Eighth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference; Seventy-Ninth Supplemental Indenture, Exhibit
     4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference, Eightieth Supplemental Indenture,
     Exhibit 4(i), Form 8-K dated October 12, 1993, File No. 1-2255, incorporated by reference, Eighty-First Supplemental
     Indenture, Exhibit 4(iii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference; Eighty-Second Supplemental Indenture, Exhibit
     4(i), Form 8-K, dated January 18, 1994, File No. 1-2255, incorporated by reference, Eighty-Third Supplemental
     Indenture, Exhibit 4(i), Form 8-K, dated October 19, 1994,
     File No. 1-2255, incorporated by reference and Eighty-Fourth
     Supplemental Indenture, Exhibit 4(i), Form 8-K dated March
     22, 1995, File No. 1-2255, incorporated by reference.

     4(ii) - Indenture, dated as of June 1, 1986, from Virginia Electric and Power Company to Chemical Bank pursuant to which Medium-Term Notes, Series B were issued (Exhibit 4(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).

     4(iii) - Indenture, dated as of April 1, 1988, from Virginia Electric and Power Company to Chemical Bank, Trustee, pursuant to which Medium-Term Notes, Series C (Multi-Currency) were issued as supplemented and modified by a First Supplemental Indenture, dated as of August 1, 1989, pursuant to which Medium-Term Notes, Series D(Multi-Currency), Series E and Series F were issued (Exhibit 4(vi),
     Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).

<PAGE 20>

             VIRGINIA ELECTRIC AND POWER COMPANY
                PART II. - OTHER INFORMATION
                         (Continued)


     4(iv) - Indenture, dated as of August 1, 1995, from Virginia Electric and Power Company to Chemical Bank, Trustee, as supplemented and modified by a First Supplemental Indenture, dated as of August 1, 1995, pursuant to which the Series A 8.05% Junior Subordinated notes were issued to fund the purchase of Virginia Power Capital Trust 1 Common Stock and Preferred Securities proceeds (Exhibits 4(a) and 4(b), respectively, Form S-3 Registration Statement No. 33-61265 as filed on July 24, 1995 and amended on August 21, 1995 and August 22, 1995, incorporated by reference).


     27 - Financial Data Schedule (filed herewith)

     (b)  Reports on Form 8-K;

          None

<PAGE 21>


                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            VIRGINIA ELECTRIC AND POWER COMPANY
                                         Registrant





May 9, 1996

                                /S/    E. M. ROACH, JR.
                                ______________________________
                                       E. M. Roach, Jr.
                                Senior Vice President-Finance,
                                Regulation and General Counsel
                                  (Chief Financial Officer)