Form 10-Q
period 1996-06-30
VIRGINIA ELECTRIC & POWER CO
filed 1996-08-09
CIK 103682

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

(Mark one)

         X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

                                       or

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

At July 31, 1996, 171,484 shares of common stock, without par value, of the registrant were outstanding.

<PAGE 2>

             VIRGINIA ELECTRIC AND POWER COMPANY

                             INDEX

                                                         Page
                                                         Number

                PART I.  Financial Information

Item 1.  Financial Statements

           Consolidated Statements of Income - Three
             and Six Months Ended June 30, 1996
             and 1995                                        3

           Consolidated Balance Sheets - June 30, 1996
             and December 31, 1995                         4-5

           Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 1996 and 1995             6

           Notes to Consolidated Financial Statements      7-9

Item 2.  Management's Discussion and Analysis of         10-14
           Financial Condition and Results of
           Operations

                    PART II.  Other Information

Item 1.  Legal Proceedings                                  15

Item 5.  Other Information                                  15

           The Company                                      15

           Regulation                                       15

           Rates                                            16

Item 6.  Exhibits and Reports on Form 8-K                17-18

                   VIRGINIA ELECTRIC AND POWER COMPANY
                      PART I.  FINANCIAL INFORMATION

                      ITEM I.  FINANCIAL STATEMENTS
                    CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                        Three Months Ended          Six Months Ended
                                              June 30,                     June 30,
                                        -------------------          --------------
                                        1996          1995           1996          1995
                                        ----          ----           ----          ----
                                                 (Millions)
Operating revenues                      $1,029.1      $971.1         $2,193.9      $2,047.4

Operating expenses:
  Operation:

     Fuel, net                             225.6       226.5            488.7         480.5
     Purchased power capacity,
       net                                 165.9       154.7            360.1         330.6
     Other                                 135.3       135.3            262.6         271.8
  Maintenance                               60.3        73.6            119.9         140.5
  Restructuring                             19.3         1.8             24.7           5.3
  Depreciation and amortization            125.9       115.7            250.3         232.0
  Amortization of terminated
    construction project costs               8.6         8.6             17.2          17.2
  Taxes - Income                            50.4        37.0            130.7          95.1
        - Other                             64.7        61.2            135.3         125.9
                                        --------      ------         --------      --------
     Total                                 856.0       814.4          1,789.5       1,698.9
                                        --------      ------         --------      --------
Operating income                           173.1       156.7            404.4         348.5
                                        --------      ------         --------      --------

Other income                                 2.6         2.1              4.9           4.5
                                        --------      ------         --------      --------
Income before interest charges             175.7       158.8            409.3         353.0
                                        --------      ------         --------      --------

Interest charges:
  Interest on long-term debt                72.8        76.6            146.9         151.3
  Other                                      5.0         5.5             10.7          11.3
  Allowance for borrowed funds
    used during construction                (0.5)       (1.3)            (1.3)         (2.6)
                                        --------      ------         --------      --------
     Total                                  77.3        80.8            156.3         160.0
                                        --------      ------         --------      --------

Distributions - preferred
 securities of subsidiary trust,
 net                                         1.8                          3.6
                                        --------                     --------

Net income                                  96.6        78.0            249.4         193.0
Preferred dividends                          8.8        11.7             17.8          23.4
                                        --------      ------         --------      --------
Balance available for Common

  Stock                                 $   87.8      $ 66.3         $  231.6      $  169.6
                                        ========      ======         ========      ========



- -------------

The accompanying notes are an integral part of the consolidated financial statements.

                  VIRGINIA ELECTRIC AND POWER COMPANY

                     CONSOLIDATED BALANCE SHEETS
                               ASSETS
                            (Unaudited)

                                                        June 30,        December 31,
                                                          1996              1995
                                                              (Millions)
                                                                            (*)
Utility plant (includes $282.1
  plant under construction in 1996
  and $512.1 in 1995)                                 $14,332.3         $14,201.6
Less accumulated depreciation                           4,993.8           4,760.9
                                                      ---------         ---------
                                                        9,338.5           9,440.7
Nuclear fuel, net                                         147.4             132.4
                                                      ---------         ---------
  Net utility plant                                     9,485.9           9,573.1
                                                      ---------         ---------

Investments:

  Nuclear decommissioning trust funds                     386.6             351.4
  Pollution control project funds                          12.1              11.9
  Other                                                    23.3              21.0
                                                      ---------         ---------
    Total investments                                     422.0             384.3
                                                      ---------         ---------

Current assets:

  Cash and cash equivalents                                33.8              29.8
  Customer accounts receivable, net                       332.6             362.6
  Accrued unbilled revenues                               186.8             179.5
  Materials and supplies:

    Plant and general                                     156.3             160.2
    Fossil fuel                                            59.1              71.2
  Other                                                   157.2             133.5
                                                      ---------         ---------
    Total current assets                                  925.8             936.8
                                                      ---------         ---------

Deferred debits and other assets:
  Regulatory assets                                       798.1             816.4
  Unamortized debt issuance costs                          25.6              26.6
  Other                                                    93.0              90.5
                                                      ---------         ---------
    Total deferred debits and

      other assets                                        916.7             933.5
                                                      ---------         ---------
Total assets                                          $11,750.4         $11,827.7
                                                      =========         =========


- ----------------

The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements at that date.

                 VIRGINIA ELECTRIC AND POWER COMPANY

                     CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS'EQUITY

                            (Unaudited)


                                                       June 30,         December 31,
                                                         1996              1995*
                                                             (Millions)
Long-term debt                                        $ 3,590.7         $ 3,889.4
                                                      ---------         ---------

Company obligated mandatorily
 redeemable preferred securities
  of subsidiary trust (**)
                                                        135.0             135.0
                                                      ---------         ---------

Preferred stock subject to
  mandatory redemption                                    180.0             180.0
                                                      ---------         ---------

Preferred stock not subject to
  mandatory redemption                                    509.0             509.0
                                                      ---------         ---------

Common stockholder's equity:
  Common Stock                                          2,737.4           2,737.4
  Other paid-in capital                                    16.9              16.9
  Earnings reinvested in business                       1,312.4           1,272.5
                                                      ---------         ---------
    Total common stockholder's
      equity                                            4,066.7           4,026.8
                                                      ---------         ---------

Current liabilities:
  Securities due within one year                          362.5             259.6
  Short-term debt                                         294.1             169.0
  Accounts payable, trade                                 291.0             310.7
  Severance costs accrued                                  32.7              42.5
  Interest accrued                                         96.1             101.8
  Other                                                   207.4             232.1
                                                      ---------         ---------
    Total current liabilities                           1,283.8           1,115.7
                                                      ---------         ---------

Deferred credits and other liabilities:
  Accumulated deferred income taxes                     1,530.1           1,498.8
  Deferred investment tax credits                         263.8             272.2
  Deferred fuel expenses                                   34.1              57.7
  Other                                                   157.2             143.1
                                                      ---------         ---------
    Total deferred credits and
      other liabilities                                 1,985.2           1,971.8
                                                      ---------         ---------
Total liabilities and shareholders'
  equity                                              $11,750.4         $11,827.7
                                                      =========         =========



- --------------

The accompanying notes are an integral part of the consolidated financial statements.

(*) The balance sheet at December 31, 1995 has been taken from the audited financial consolidated statements at that date.

(**) As described in Note (c) to CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.

                   VIRGINIA ELECTRIC AND POWER COMPANY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                            Six Months Ended June 30,
                                                               1996            1995
                                                                 (Millions)
Cash flow from (used in) operating activities:
  Net income                                                   $ 249.4        $ 193.0
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                311.3          286.0
    Allowance for other funds used
      during construction                                         (1.8)          (3.7)
    Deferred income taxes                                         34.1           37.6
    Deferred investment tax credits, net                          (8.6)          (8.5)
    Noncash return on terminated construction
      project costs - pretax                                      (3.4)          (4.4)
    Deferred fuel expenses                                       (23.6)           2.2
    Deferred capacity expenses                                     6.0          (16.2)
    Changes in:
      Accounts receivable                                         34.3          (24.6)
      Accrued unbilled revenues                                   (7.2)           2.2
      Materials and supplies                                      16.1           34.1
      Accounts payable, trade                                    (20.8)          (8.3)
      Accrued expenses                                           (30.2)         (14.5)
      Other                                                      (12.0)          (2.6)
                                                               -------        -------
Net cash flow from operating activities                          543.6          472.3
                                                               -------        -------
Cash flow from (used in) financing activities:
  Issuance of long-term debt                                      24.5          240.0
  Issuance of short-term debt, net                               125.1           39.5
  Repayment of long-term debt and
    preferred stock                                             (220.9)        (246.6)
  Common Stock dividend payments                                (191.9)        (196.2)
  Preferred stock dividend payments                              (17.6)         (23.1)
  Other                                                           (3.7)          (4.7)
                                                               -------        -------
Net cash flow used in financing activities                      (284.5)        (191.1)
                                                               -------        -------
Cash flow from (used in) investing activities:
  Utility plant expenditures (excluding
    AFC-other funds)                                            (157.6)        (283.2)
  Nuclear fuel (excluding AFC-other funds)                       (57.6)         (16.9)
  Nuclear decommissioning contributions                          (18.1)         (12.3)
  Purchase of subsidiary assets                                  (14.6)
  Sale of accounts receivable                                                    40.0
  Other                                                           (7.2)          (8.8)
                                                               -------        -------
Net cash flow used in investing activities                      (255.1)        (281.2)
                                                               -------        -------
Increase (decrease) in cash and cash equivalents                   4.0
Cash and cash equivalents at beginning of period                  29.8           28.8
                                                               -------        -------
Cash and cash equivalents at end of period                     $  33.8        $  28.8
                                                               =======        =======
Cash paid during the period for:
  Interest (reduced for the net cost of
    borrowed funds capitalized as AFC)                         $ 168.7        $ 156.4
  Income taxes                                                   126.3           96.0





- ----------------

The accompanying notes are an integral part of the consolidated financial statements.

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

        In the opinion of the management of Virginia Electric and Power Company the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of June 30, 1996, the results of operations for the threeand six-month periods ended June 30, 1996 and 1995, and the cash flows for the six-month period ended June 30, 1996 and 1995. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

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

        These consolidated financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

        Site Remediation

        With respect to the two Superfund sites located in Kentucky and Pennsylvania discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, under Note Q to CONSOLIDATED FINANCIAL STATEMENTS, the estimate for future remediation costs has now been revised to fall within a range of $61.5 million to $72.5 million. The Company's proportionate share of the cost is expected to be in the range of $1.7 million to $2.5 million, based upon allocation formulas and the volume of waste shipped to the sites. As of June 30, 1996, the Company accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

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

(d)     Preferred Stock

        As of June 30, 1996, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of the Company's preferred stock.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(e)     Restructuring Charges

        In March 1995, the Company announced the implementation phase of its Vision 2000 program. For additional information, see Note P to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Restructuring charges of $19.3 million and $24.7 million for the three months and six months, respectively, ended June 30, 1996, included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs incurred directly as a result of the Vision 2000 initiatives. The Vision 2000 review of operations is expected to continue through 1996 and additional costs will be incurred. At this time, Company management cannot estimate the additional restructuring costs yet to be incurred.

        In May 1995, the Company established comprehensive involuntary severance packages for employees who lose their positions as a result of these initiatives. Through June 30, 1996, management had decided to eliminate 1,195 positions. The recognition of severance costs resulted in a charge to operations in the first and second quarter of $3.2 million and $10.6 million, respectively. At June 30, 1996, 995 employees have been terminated and severance payments totaling $28.3 million have been made. The Company estimates that these staffing reductions will result in annual savings, net of outsourcing costs, in the range of $55 million to $65 million. These savings will be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

                    VIRGINIA ELECTRIC AND POWER COMPANY

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        Internal generation of cash during the first six months of 1996 provided 155% of funds required for the Company's capital requirements compared to 84% during the first six months of 1995.

        With the completion of the Clover Power Station, the Company is in a period in which internal cash generation should exceed construction expenditures.

        As detailed in the Consolidated Statements of Cash Flows, cash flow from operating activities for the six-month period ended June 30, 1996 increased $71.3 million as compared to the six-month period ended June 30, 1995 primarily as a result of the colder and warmer weather experienced in the first six months of 1996.

    Cash from (to) financing activities was as follows:

                                             Six Months Ended June 30,
                                               1996             1995
                                                     (Millions)

        Mortgage bonds                                         $ 200.0
        Medium-term notes                                         40.0
        Issuance of short-term debt,
         net                                     $ 125.1          39.5
        Issuance of tax exempt
         securities                                 24.5
        Repayment of long-term debt
         and preferred stock                      (220.9)       (246.6)
        Dividends                                 (209.5)       (219.3)
        Other                                       (3.7)         (4.7)
                                                 -------       -------
             Total                               $(284.5)      $(191.1)
                                                 =======       =======

        Financing activities for the first six months of 1996 resulted in a net cash outflow of $284.5 million.

        During the first quarter of 1996, $34.4 million of Medium-Term Notes matured. In addition, the Company issued $24.5 million of variable rate solid waste disposal securities to refund $24.5 million of securities assumed in its acquisition of the North Branch Power Station.

        In the second quarter of 1996, $162 million of Medium-Term Notes matured.

                  VIRGINIA ELECTRIC AND POWER COMPANY

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (CONTINUED)

        The Company increased its commercial paper program limit to $500 million in June 1996 with the execution of $500 million of revolving credit facilities, which replaced existing liquidity support.

        As of June 30, 1996, $294.1 million was outstanding under the Company's commercial paper program, which is an increase of $125.1 million from the December 31, 1995 outstanding balance. The proceeds from the sale of commercial paper were used primarily to replace mandatory debt maturities and for other capital requirements.

    Cash from (used in) investing activities was as follows:

                                     Six Months Ended June 30,
                                         1996            1995

                                             (Millions)

     Utility plant expenditures        $(157.6)        $(283.2)
     Nuclear fuel                        (57.6)          (16.9)
     Nuclear decommissioning
      contributions                      (18.1)          (12.3)
     Sale of accounts receivable                          40.0
     Purchase of subsidiary assets       (14.6)
     Other                                (7.2)           (8.8)
                                       -------         -------
        Total                          $(255.1)        $(281.2)
                                       =======         =======

        Investing activities for the first six months of 1996 resulted in a net cash outflow of $255.1 million primarily due to $157.6 million of construction expenditures and $57.6 million of nuclear fuel expenditures. Of the construction expenditures, approximately $107.5 million was spent on transmission and distribution projects, and $29.6 million on power production projects.

Results of Operations

        Balance available for Common Stock increased by $21.5 million and $62 million for the three months and six months, respectively, ended June 30, 1996, as compared to the same periods in 1995, primarily as a result of the colder and warmer weather experienced in the first six months of 1996 and reduced maintenance expenses, partially offset by restructuring expenses.

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

                              (CONTINUED)

Operating Revenues

        Operating revenues changed primarily due to the following:

                       Three Months Ended Six Months Ended
                                June 30, June 30,

                                1996 vs. 1995      1996 vs. 1995
                             -----------------------------------
                                   (Millions)

        Weather                             $ 28.3             $113.6
        Customer growth                        8.4               18.5
        Change in base revenues               (7.4)             (12.7)
        Fuel cost recovery                   (16.1)             (39.9)
        Other, net                            20.1               12.0
                                            ------             ------
               Total retail                   33.3               91.5
                                            ------             ------
        Sales for resale                      19.7               43.4
        Other operating revenues               5.0               11.6
                                            ------             ------
               Total revenues               $ 58.0             $146.5
                                            ======             ======


   Customer kilowatt-hour sales changed as follows:

                       Three Months Ended Six Months Ended
                                June 30, June 30,

                                1996 vs. 1995      1996 vs. 1995
                             -----------------------------------
       Residential                  12.2%              14.4%
       Commercial                    6.0                7.4
       Industrial                    0.6                0.1
       Public authorities            3.3                4.4
       Total retail sales            6.5                8.2
       Resale                       62.3               56.9
       Total sales                  12.0               13.4

Heating and cooling degree days during the second quarter were as follows:

                                 1996      1995     Normal

Heating degree days               374       281       311
Percentage change
  compared to prior year         33.1      18.6

Cooling degree days               468       428       436
Percentage change
  compared to prior year          9.3     (24.5)

<PAGE 13>

               VIRGINIA ELECTRIC AND POWER COMPANY

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (CONTINUED)

Heating and cooling degree days during the first six months were as follows:

                                 1996      1995     Normal

Heating degree days             2,708     2,204     2,361
Percentage change
  compared to prior year         22.9      (9.9)
Cooling degree days               468       428       443
Percentage change
 compared to prior years          9.3     (24.9)

        The increase in kilowatt-hour retail sales for the three- and six-month periods ended June 30, 1996, as compared to the same periods in 1995, reflects the colder and warmer weather experienced in 1996.

        The increase in sales for resale for the three- and six-month periods ended June 30, 1996, as compared to the same periods in 1995, was primarily due to colder and warmer weather experienced by other utilities in surrounding regions and increased marketing efforts by the Company.

Fuel, net

        Fuel, net decreased, despite an increase in kilowatt-hour sales, for the three-month period ended June 30, 1996, as compared to the same period in 1995, primarily as a result of a higher recovery of fuel expenses subject to deferral accounting in 1995.

Restructuring

        As part of the Vision 2000 program (see Note (e) to CONSOLIDATED FINANCIAL STATEMENTS), the Company recorded $19.3 million and $24.7 million of restructuring charges in the three months and six months, respectively, ended June 30, 1996. Restructuring charges included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs. The Company estimates that the staffing reductions, including those reported during 1995, will result in annual savings, net of outsourcing costs, in the range of $55 million to $65 million. The Company will incur additional restructuring charges in 1996; however, the amount of restructuring charges yet to be incurred is not known at this time.

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

                  VIRGINIA ELECTRIC AND POWER COMPANY

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operation - Other and Maintenance

        Operation - other and maintenance expenses decreased for the three- and six-month periods ended June 30, 1996, as compared to the same periods in 1995, primarily as a result of decreased production plant outage costs due to fewer outages and restructuring savings due to implemented Vision 2000 initiatives. These decreases and savings were partially offset by an increase in transmission and distribution service restoration costs resulting from multiple storm damage and the expenses associated with A&C Enercom, Inc., a wholly owned subsidiary of the Company, formed in January 1996.

Income Taxes

        Income taxes increased for the three- and six-month periods ended June 30, 1996, as compared to the same periods in 1995, primarily as a result of increased income subject to tax.

Contingencies

        For information on contingencies, see Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

Future Issues

Competition

        On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued final rules on open access transmission service, stranded costs, standards of conduct and open access same-time information systems (OASIS). On July 9, 1996, Virginia Power filed an open access transmission service tariff in compliance with FERC's Order No. 888, Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities. Utilities must also take service under their own tariffs for wholesale power sales. The rule provides for stranded cost recovery from departing customers. Utilities must participate in an OASIS by November 1, 1996, and comply with standards of conduct that require separation of transmission operations/reliability functions from wholesale merchant/marketing functions. FERC also issued a notice of proposed rulemaking (NOPR) proposing replacement of open access tariffs with a capacity reservation tariff by December 31, 1997.

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

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

     In reference to the proceeding before the Virginia State Corporation Commission (the Virginia Commission) into the holding company structure and the relationship between Dominion Resources and Virginia Power, on May 24, 1996 the Commission issued an order directing Virginia Power to(i)adopt conflict-of-interest standards for its board of directors and to report quarterly to the Virginia Commission on its progress, (ii)file an independent certified annual audit of affiliate transactions with its Annual Report of Affiliate Transactions and (iii)examine with the staff at the Commission the extent to which Virginia Power is paying for duplicate executive services from Dominion Resources, if any, in Virginia Power's Annual Informational Filing. The Virginia Commission continued the proceeding to July 12, 1997 to allow the Commission and its Staff to continue to monitor the corporate governance, operation efficiency and effectiveness of Virginia Power and Dominion Resources and to evaluate what further recommendations of the Staff, if any, should be implemented. In a related matter, the consent order entered into between Dominion Resources and Virginia Power on Februray 20, 1995 expired according to its terms on July 2, 1996.

        With regard to the civil action filed December 13, 1995, in the United States District Court for the Eastern District of Virginia, Norfolk Division, against the City of Norfolk and Virginia Power by a landowner alleging contamination of his property by toxic pollutants originating on an adjacent property now owned by the city and formerly owned by the Company, on August 7, 1996, the Court entered an order dismissing with prejudice the federal law claim, and dismissing the state law claims without prejudice for the plaintiff to file in state court on the state law claims.

Item 5. Other Information

The Company

     On July 18, 1996, the Virginia Power Board of Directors approved an increase in the size of the Board from 9 to 10 members and elected Jean E. Clary of South Hill, Virginia a Director of the Company, effective September 20, 1996. She will hold that office until the Annual Meeting of Shareholders of the Company to be held in 1997, or until such time as her successor has been qualified and elected.

Regulation

General

     In reference to the Virginia Commission proceeding to review and consider its policy regarding restructuring of, and competition in, the electric utility industry, the Commission Staff issued its Report on July 31, 1996. The Report contained 14 recommendations, including continued monitoring of wholesale and retail competition in the industry, increased monitoring of service quality, preservation of state jurisdiction over retail service, improved price signals, further study of stranded cost recovery, and increased efforts to renegotiate non-utility generation contracts. Written comments on the Report are due September 16, 1996.

     In reference to the North Carolina Utilities Commission (NCUC) informal information gathering proceeding into the question of whether retail competition should be allowed in North Carolina, on May 7, 1996, the NCUC postponed indefinitely the time for filing comments in this matter. On May 15, 1996, the NCUC issued an order initiating an investigation of emerging issues in the restructuring of the electric industry. As ordered, the Company filed comments on July 16, 1996 addressing the implications of FERC Order No.888.
Reply comments from the NCUC are due August 15, 1996.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART II. - OTHER INFORMATION
                                   (Continued)

Rates

FERC

     On July 9, 1996, Virginia Power filed an open access transmission service tariff in compliance with FERC's Order No.888, Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities. For additional information, see Future Issues - Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On May 14, 1996, the Department of the Navy, on behalf of the Department of Defense (DOD), filed a Petition requesting FERC to declare DOD a wholesale customer within Virginia. As an alternative, the Navy requested FERC to order Virginia Power to wheel power to DOD installations in Virginia. An agreement was subsequently reached in principle for a new power supply contract. On June 24, 1996 the Navy moved to withdraw its Petition, stating that the concerns expressed in the Petition had been resolved. On July 15, 1996, three power marketers filed a protest with the Department of Defense challenging the sole source negotiation and impending sole source contract with Virginia Power, and requesting that the Navy withhold contract award until resolution of the protest. Virginia Power has not yet responded to the protest, but takes the position that procurement of electricity from other than Virginia Power in the Company's exclusive territory would violate both state and federal law.

Virginia

      On May 29, 1996, the Company filed an Application with the Virginia Commission seeking authority to implement a monitoring program that requires certain Non-Utility Generators to provide certain information sufficient to determine continued compliance with the "Qualifying Facility" (QF) requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA). On June 13, 1996, the Virginia Commission ordered that the application be docketed and that any interested party file its responsive memorandum on or before August 16, 1996.

     On June 7, 1996, the Company filed an application with the Virginia Commission to purchase a gas-fired combined cycle generator from Richmond Power Enterprise, L.P. (RPE) and to enter into a purchased power contract with RPE and Enron Power Marketing, Inc. (EPMI) without competitive bidding. If approved, Virginia Power will purchase the generator and the power purchase and operating agreement (PPOA) will be amended to reduce capacity payments, shorten the term of the agreement and provide for sales of capacity and energy by RPE's assignee, EPMI, to Virginia Power from sources outside Virginia Power's service territory rather than from the generator. The Company estimates this arrangement will result in a savings of $63 million over the life of the existing PPOA. The Staff will file its report or testimony by September 4, 1996.

     On July 24, 1996, the Virginia Commission authorized expansion of the Real Time Pricing Schedule to include commercial and industrial customers with loads over 5MW. This option was previously available only to industrial customers with loads in excess of 10MW.

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

4(i) - Indenture of Mortgage of the Company, dated November 1, 1935, as supplemented and modified by fifty-eight Supplemental Indentures, Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255, incorporated by reference; Fifty-Ninth Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended March 31, 1986, File No. 1-2255, incorporated by reference; Sixtieth Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended September 30, 1986, File No. 1-2255, incorporated by reference; Sixty-First Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended June 30, 1987, File No. 1-2255, incorporated by reference; Sixty-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated November 3, 1987, File No. 1-2255, incorporated by reference; Sixty-Third Supplemental Indenture,
Exhibit 4(i), Form 8-K, dated June 8, 1988, File No. 1-2255, incorporated by reference; Sixty-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 8, 1989, File No. 1-2255, incorporated by reference; Sixty-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 22, 1989, File No. 1-2255, incorporated by reference; SixtySixth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 27, 1990, File No. 1-2255, incorporated by reference; Sixty-Seventh Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference; Sixty-Eighth Supplemental Indenture, Exhibit 4(i), Sixty-Ninth Supplemental Indenture,
Exhibit 4(ii), and Seventieth Supplemental Indenture, Exhibit 4(iii), Form 8-K, dated February 25, 1992, File No. 1-2255, incorporated by reference; Seventy-First Supplemental Indenture, Exhibit 4(i) and Seventy-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated July 7, 1992, File No. 1-2255, incorporated by reference; Seventy-Third Supplemental Indenture, Exhibit 4(i), Form 8-K dated August 6, 1992, File No. 1- incorporated by reference; Seventy-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 10, 1993, File No. 1-2255, incorporated by reference; Seventy-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 6, 1993, File No. 1-2255, incorporated by reference; Seventy-Sixth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 21, 1993, File No. 1-2255, incorporated by reference. Seventy-Seventh Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference; Seventy-Eighth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference; Seventy-Ninth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1- 2255, incorporated by reference, Eightieth Supplemental Indenture, Exhibit 4(i), Form 8-K dated October 12, 1993, File No. 1-2255, incorporated by reference, Eighty-First Supplemental Indenture,
Exhibit 4(iii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference; Eighty-Second Supplemental Indenture, Exhibit 4(i), Form 8-K, dated January 18, 1994, File No. 1-2255, incorporated by reference, Eighty-Third Supplemental Indenture, Exhibit 4(i), Form 8-K, dated October 19, 1994, File No. 1-2255, incorporated by reference and Eighty-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K dated March 22, 1995, File No. 1-2255, incorporated by reference.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART II. - OTHER INFORMATION
                                   (Continued)

4(ii) - Indenture, dated as of June 1, 1986, from Virginia Electric and Power Company to Chemical Bank pursuant to which Medium-Term Notes, Series B were issued (Exhibit 4(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).

4(iii) - Indenture, dated as of April 1, 1988, from Virginia Electric and Power Company to Chemical Bank, Trustee, pursuant to which MediumTerm Notes, Series C (Multi-Currency) were issued as supplemented and modified by a First Supplemental Indenture, dated as of August 1, 1989, pursuant to which Medium-Term Notes, Series D(Multi-Currency), Series E and Series F were issued (Exhibit 4(vi), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).

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

10(i) - Credit Agreement dated as of June 7, 1996 between Chemical Bank and Virginia Electric and Power Company (filed herewith).

10(ii) - Credit Agreement dated as of June 7, 1996 between Chemical Bank and Virginia Electric and Power Company (filed herewith).

27 - Financial Data Schedule (filed herewith).

(b) Report on Form 8-K;

    None.

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       VIRGINIA ELECTRIC AND POWER COMPANY
                                   Registrant

August 9, 1996

                              /S/ E. M. ROACH, JR.

                                E. M. Roach, Jr.
                                Senior Vice President-Finance,
                                Regulation and General Counsel
                                (Chief Financial Officer)