Form 10-Q
period 1996-09-30
VIRGINIA ELECTRIC & POWER CO
filed 1996-11-13
CIK 103682

PAGE 1
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-Q

(Mark one)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

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

At October 31, 1996, 171,484 shares of common stock, without par value, of the registrant were outstanding.

PAGE 2
                 VIRGINIA ELECTRIC AND POWER COMPANY

                                INDEX

                                                          Page
                                                         Number
                                                         ------
                PART I.  Financial Information

Item 1.  Financial Statements

           Consolidated Statements of Income - Three
             and Nine Months Ended September 30, 1996
             and 1995                                          3

           Consolidated Balance Sheets - September 30,
             1996 and December 31, 1995                      4-5

           Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 1996 and 1995          6

           Notes to Consolidated Financial Statements        7-9

Item 2.  Management's Discussion and Analysis of           10-15
           Financial Condition and Results of
           Operations

                    PART II.  Other Information

Item 1.  Legal Proceedings                                    16

Item 5.  Other Information                                    16

           Regulation                                         16

           Rates                                              17

           Purchases and Sales of Power                       17

Item 6.  Exhibits and Reports on Form 8-K                  18-20

PAGE 3

                                      VIRGINIA ELECTRIC AND POWER COMPANY
                                         PART I. FINANCIAL INFORMATION

                                         ITEM I. FINANCIAL STATEMENTS
                                       CONSOLIDATED STATEMENTS OF INCOME

                                                  (Unaudited)

                                                   Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                 -------------------------          -------------------------
                                                   1996             1995              1996             1995
                                                 --------         --------          --------         --------
                                                                          (Millions)
                                                 ------------------------------------------------------------
Operating revenues                               $1,177.1         $1,276.6          $3,371.0         $3,324.0

Operating expenses:
  Operation:

     Fuel, net                                      256.6            289.3             745.4            769.8
     Purchased power capacity,
       net                                          178.9            187.5             539.0            518.2
     Other                                          142.0            127.9             404.6            398.9
  Maintenance                                        67.1             62.1             187.0            202.6
  Restructuring                                       4.6             30.6              29.2             36.6
  Depreciation and amortization                     125.7            117.1             376.0            349.1
  Amortization of terminated
    construction project costs                        8.6              8.6              25.8             25.8
  Taxes - Income                                     87.5            108.0             218.2            203.1
        - Other                                      67.1             66.4             202.4            192.3
                                                 --------         --------          --------         --------
     Total                                          938.1            997.5           2,727.6          2,696.4
                                                 --------         --------          --------         --------
Operating income                                    239.0            279.1             643.4            627.6
                                                 --------         --------          --------         --------

Other income                                          1.3              3.1               6.1              7.6
                                                 --------         --------          --------         --------
Income before interest charges                      240.3            282.2             649.5            635.2
                                                 --------         --------          --------         --------

Interest charges:

  Interest on long-term debt                         70.8             76.5             217.7            227.8
  Other                                               5.8              4.5              16.6             15.8
  Allowance for borrowed funds
    used during construction                         (0.3)            (1.2)             (1.6)            (3.8)
                                                 --------         --------          --------         --------
     Total                                           76.3             79.8             232.7            239.8
                                                 --------         --------          --------         --------

Distributions - preferred
 securities of subsidiary trust,

 net                                                  1.8              0.6               5.3              0.6
                                                 --------         --------          --------         --------

Net income                                          162.2            201.8             411.5            394.8
Preferred dividends                                   8.9             11.5              26.6             34.9
                                                 --------         --------          --------         --------
Balance available for Common

  Stock                                          $  153.3         $  190.3          $  384.9         $  359.9
                                                 ========         ========          ========         ========

-------------
The accompanying notes are an integral part of the consolidated financial statements.

                  VIRGINIA ELECTRIC AND POWER COMPANY

                      CONSOLIDATED BALANCE SHEETS

                               ASSETS

                            (Unaudited)

                                            September 30,         December 31,
                                               1996                  1995*
                                            ---------             ---------
                                                       (Millions)

Utility plant (includes $288.0
  plant under construction in 1996

  and $512.1 in 1995)                       $14,405.5             $14,201.6
Less accumulated depreciation                 5,102.3               4,760.9
                                            ---------             ---------
                                              9,303.2               9,440.7
Nuclear fuel, net                               153.5                 132.4
                                            ---------             ---------
  Net utility plant                           9,456.7               9,573.1
                                            ---------             ---------

Investments:

  Nuclear decommissioning trust funds           394.1                 351.4
  Pollution control project funds                 9.6                  11.9
  Other                                          25.4                  21.0
                                            ---------             ---------
    Total investments                           429.1                 384.3
                                            ---------             ---------

Current assets:

  Cash and cash equivalents                      14.3                  29.8
  Customer accounts receivable, net             366.0                 362.6
  Accrued unbilled revenues                     154.2                 179.5
  Materials and supplies:

    Plant and general                           148.9                 160.2
    Fossil fuel                                  70.6                  71.2
  Other                                         129.1                 133.5
                                            ---------             ---------
    Total current assets                        883.1                 936.8
                                            ---------             ---------

Deferred debits and other assets:

  Regulatory assets                             782.4                 816.4
  Unamortized debt issuance costs                25.1                  26.6
  Other                                          98.1                  90.5
                                            ---------             ---------
    Total deferred debits and

      other assets                              905.6                 933.5
                                            ---------             ---------
Total assets                                $11,674.5             $11,827.7
                                            =========             =========

----------------

The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements at that date.

                 VIRGINIA ELECTRIC AND POWER COMPANY

                     CONSOLIDATED BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY

                            (Unaudited)

                                           September 30,         December 31,
                                              1996                  1995*
                                           ---------             ---------
                                                      (Millions)

Long-term debt                             $ 3,581.1             $ 3,889.4
                                           ---------             ---------

Company obligated mandatorily

 redeemable preferred securities               135.0                 135.0
                                           ---------             ---------
 of subsidiary trust (**)

Preferred stock subject to

  mandatory redemption                         180.0                 180.0
                                           ---------             ---------

Preferred stock not subject to

  mandatory redemption                         509.0                 509.0
                                           ---------             ---------

Common stockholder's equity:

  Common Stock                               2,737.4               2,737.4
  Other paid-in capital                         16.9                  16.9
  Earnings reinvested in business            1,369.3               1,272.5
                                           ---------             ---------
    Total common stockholder's

      equity                                 4,123.6               4,026.8
                                           ---------             ---------

Current liabilities:

  Securities due within one year               356.6                 259.6
  Short-term debt                              136.1                 169.0
  Accounts payable, trade                      287.7                 310.7
  Payrolls accrued                              98.2                  77.7
  Severance costs accrued                       24.7                  42.5
  Interest accrued                              87.5                 101.8
  Taxes accrued                                 81.5                  24.3
  Other                                         99.2                 130.1
                                           ---------             ---------
    Total current liabilities                1,171.5               1,115.7
                                           ---------             ---------

Deferred credits and other liabilities:

  Accumulated deferred income taxes          1,539.1               1,498.8
  Deferred investment tax credits              259.5                 272.2
  Deferred fuel expenses                        11.8                  57.7
  Other                                        163.9                 143.1
                                           ---------             ---------
    Total deferred credits and

      other liabilities                      1,974.3               1,971.8
                                           ---------             ---------
Total liabilities and shareholders'
  equity                                   $11,674.5             $11,827.7
                                           =========             =========

--------------
The accompanying notes are an integral part of the consolidated financial statements.

(*) The balance sheet at December 31, 1995 has been taken from the audited consolidated financial statements at that date.

(**) As described in Note (c) to CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitutes 100% of the Trust's assets.

                   VIRGINIA ELECTRIC AND POWER COMPANY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)


                                                 Nine Months Ended September 30,
                                                     1996              1995
                                                   -------           -------
                                                            (Millions)

Cash flow from (used in) operating activities:

  Net income                                       $ 411.5           $ 394.8
  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                    466.6             435.6
    Allowance for other funds used
      during construction                             (2.6)             (5.4)
    Deferred income taxes                             53.8              21.9
    Deferred investment tax credits, net             (12.8)            (12.7)
    Noncash return on terminated construction
      project costs - pretax                          (5.0)             (6.5)
    Deferred fuel expenses                           (45.9)              3.4
    Deferred capacity expenses                        14.8              10.1
    Changes in:

      Accounts receivable                              5.9            (103.8)
      Accrued unbilled revenues                       25.7              16.9
      Materials and supplies                          12.0              43.8
      Accounts payable, trade                        (24.1)            (19.1)
      Taxes accrued                                   57.2             143.3
      Accrued expenses                               (32.0)             25.2
    Other                                             10.5              15.9
                                                   -------           -------
Net cash flow from operating activities              935.6             963.4
                                                   -------           -------
Cash flow from (used in) financing activities:

  Issuance of long-term debt                          24.5             240.0
  Issuance of preferred securities of
    subsidiary trust                                                   135.0
  Issuance of short-term debt, net                   (32.9)
  Repayment of long-term debt and
    preferred stock                                 (236.8)           (246.6)
  Common Stock dividend payments                    (288.0)           (295.4)
  Preferred stock dividend payments                  (26.7)            (34.9)
  Other                                              (10.0)             (9.0)
                                                   -------           -------
Net cash flow used in financing activities          (569.9)           (210.9)
                                                   -------           -------
Cash flow from (used in) investing activities:
  Utility plant expenditures (excluding

    AFC-other funds)                                (245.3)           (394.0)
  Nuclear fuel (excluding AFC-other funds)           (84.2)            (46.0)
  Nuclear decommissioning contributions              (27.2)            (19.5)
  Purchase of subsidiary assets                      (14.6)
  Sale of accounts receivable                                         (110.0)
  Other                                               (9.9)             (7.9)
                                                   -------           -------
Net cash flow used in investing activities          (381.2)           (577.4)
                                                   -------           -------
Increase (decrease) in cash and cash equivalents     (15.5)            175.1
Cash and cash equivalents at beginning of period      29.8              28.8
                                                   -------           -------
Cash and cash equivalents at end of period         $  14.3           $ 203.9
                                                   =======           =======
Cash paid during the period for:
  Interest (reduced for the net cost of

    borrowed funds capitalized as AFC)             $ 222.9           $ 241.1
  Income taxes                                       152.8              90.4

---------------
The accompanying notes are an integral part of the consolidated financial statements.

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

         In the opinion of the management of Virginia Electric and Power Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three- and nine-month periods ended September 30, 1996 and 1995, and the cash flows for the nine-month period ended September 30, 1996 and 1995. Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

         The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

         Site Remediation

         With respect to the two Superfund sites located in Kentucky and Pennsylvania discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, under Note Q to CONSOLIDATED FINANCIAL STATEMENTS, the estimate for future remediation costs has now been revised to fall within a range of $61.5 million to $72.5 million. The Company's proportionate share of the cost is expected to be in the range of $1.7 million to $2.5 million, based upon allocation formulas and the volume of waste shipped to the sites. As of September 30, 1996, the Company has accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

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

(d)      Preferred Stock

         As of September 30, 1996, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of the Company's preferred stock.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)

(e)      Restructuring Charges

         In March 1995, the Company announced the implementation phase of its Vision 2000 program. For additional information, see Note P to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Restructuring charges of $4.6 million and $29.2 million for the three months and nine months, respectively, ended September 30, 1996, included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs incurred directly as a result of the Vision 2000 initiatives. The Vision 2000 review of operations is expected to continue through 1997. Although most of the remaining restructuring charges will likely be incurred in the fourth quarter of 1996, some of those charges may be incurred in 1997. At this time, Company management believes that several hundred additional positions may be eliminated but cannot estimate the additional restructuring costs yet to be incurred.

         In May 1995, the Company established comprehensive involuntary severance packages for employees who lose their positions as a result of these initiatives. Through September 30, 1996, management had decided to eliminate 1,219 positions. The recognition of severance costs in 1996 resulted in a charge to operations in the first, second and third quarters of $3.2 million, $10.6 million and $1.6 million, respectively. At September 30, 1996, 1,145 employees have been terminated and severance payments totaling $38.1 million have been made. The Company estimates that these staffing reductions will result in annual savings, net of outsourcing costs, in the range of $66 million to $74 million. These savings will be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

         As part of re-engineering operations, the Company has adopted a plan to improve customer service which will require an investment in excess of $100 million over the next several years. That plan includes the installation of automated electric meters in metropolitan and inaccessible rural and urban locations. The plan also provides for the installation of mobile data dispatch technology in the Company's service fleet, accompanied by digitized mapping of the Company's service territory. Furthermore, technological changes are being made to enhance the Company's ability to handle customer calls during power outages. In order to increase service reliability, the Company has initiated both local and regional distribution line improvement projects.

                    VIRGINIA ELECTRIC AND POWER COMPANY

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Internal generation of cash during the first nine months of 1996 provided 188% of funds required for the Company's capital requirements compared to 144% during the first nine months of 1995.

         With the  completion of the Clover Power  Station,  the Company is in a
period  in  which   internal  cash   generation   should   exceed   construction
expenditures.

         As detailed in the Consolidated Statements of Cash Flows, cash flow from operating activities for the nine-month period ended September 30, 1996 decreased $27.8 million as compared to the nine-month period ended September 30, 1995 primarily as a result of normal operations.

    Cash from (to) financing activities was as follows:

                                           Nine Months Ended September 30,
                                               1996              1995
                                              -------           -------
                                                      (Millions)

         Mortgage bonds                                         $ 200.0
         Preferred securities of
          subsidiary trust                                        135.0
         Medium-term notes                                         40.0
         Issuance (repayment) of
          short-term debt, net                $ (32.9)
         Issuance of tax exempt
          securities                             24.5
         Repayment of long-term debt

          and preferred stock                  (236.8)           (246.6)
         Dividends                             (314.7)           (330.3)
         Other                                  (10.0)             (9.0)
                                              -------           -------
              Total                           $(569.9)          $(210.9)
                                              =======           =======

         Financing activities for the first nine months of 1996 resulted in a net cash outflow of $569.9 million.

         During the first quarter of 1996, $34.4 million of Medium-Term Notes matured. In addition, the Company issued $24.5 million of variable rate solid waste disposal securities to refund $24.5 million of securities assumed in its acquisition of the North Branch Power Station.

         In the second and third quarters of 1996, $162 million and $15.9 million, respectively, of Medium-Term Notes matured.

         The Company's agreement to sell certain accounts receivable expired on October 1, 1996.

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

         As of September 30, 1996, $136.1 million was outstanding under the Company's commercial paper program, which is a decrease of $32.9 million from the December 31, 1995 outstanding balance. The proceeds from the sale of commercial paper were used primarily to replace mandatory debt maturities and for other capital requirements.

    Cash from (used in) investing activities was as follows:

                                   Nine Months Ended September 30,
                                         1996           1995
                                       -------         -------
                                              (Millions)

     Utility plant expenditures        $(245.3)        $(394.0)
     Nuclear fuel                        (84.2)          (46.0)
     Nuclear decommissioning
      contributions                      (27.2)          (19.5)
     Sale of accounts receivable                        (110.0)
     Purchase of subsidiary assets       (14.6)
      Other                               (9.9)           (7.9)
                                       -------         -------
        Total                          $(381.2)        $(577.4)
                                       =======         =======

         Investing  activities  for the first nine months of 1996  resulted in a net cash outflow of $381.2 million primarily due to $245.3 million of construction expenditures and $84.2 million of nuclear fuel expenditures. Of the construction expenditures, approximately $169.5 million was spent on transmission and distribution projects, and $42.0 million on power production projects.

Results of Operations

         Balance available for Common Stock decreased by $37 million for the three months ended September 30, 1996, as compared to the same period in 1995, primarily as a result of the milder summer weather and higher storm damage costs ($14.6 million), particularly from Hurricane Fran, in 1996.

         Balance available for Common Stock increased by $25 million for the nine months ended September 30, 1996, as compared to the same period in 1995, primarily as a result of the colder weather during the first quarter of 1996, warmer weather during the second quarter of 1996 and a reduction in operation and maintenance expenses driven primarily by the Company's Vision 2000 efforts, offset in part by the higher storm damage costs incurred during the third quarter of 1996.

                  VIRGINIA ELECTRIC AND POWER COMPANY

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              (CONTINUED)

Operating Revenues

         Operating revenues changed primarily due to the following:

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                         1996 vs. 1995       1996 vs. 1995
                                      --------------------------------------
                                                     (Millions)

         Weather                            $(89.3)              $ 24.3
         Customer growth                      12.7                 31.2
         Base rate variance                  (42.7)               (55.4)
         Fuel rate variance                  (19.4)               (59.3)
         Other, net                           39.6                 51.4
                                            ------               ------
                  Total retail               (99.1)                (7.8)
                                            ------               ------
         Sales for resale                     (9.6)                34.0
         Other operating revenues              9.2                 20.8
                                            ------               ------
                  Total revenues            $(99.5)              $ 47.0
                                            ======               ======


   Customer kilowatt-hour sales changed as follows:

                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                                1996 vs. 1995       1996 vs. 1995
                             --------------------------------------
       Residential                  (9.5)%              5.4%
       Commercial                   (1.4)               4.1
       Industrial                    1.1                0.4
       Public authorities           (0.4)               2.7
       Total retail sales           (3.9)               3.7
       Resale                       18.6               41.5
       Total sales                  (1.2)               8.0

Heating and cooling degree days during the third quarter were as follows:

                                  1996      1995     Normal
                                  ----      ----     ------
Heating degree days                  7        15        17
Percentage change
  compared to prior year         (53.3)      140

Cooling degree days                881     1,167     1,043
Percentage change
  compared to prior year         (24.5)     13.8

               VIRGINIA ELECTRIC AND POWER COMPANY

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            (CONTINUED)

Heating and cooling degree days during the first nine months were as follows:

                                 1996      1995         Normal
                                 ----      ----         ------
Heating degree days             2,715     2,219          2,378
Percentage change
  compared to prior year         22.4      (9.3)

Cooling degree days             1,349     1,595          1,486

Percentage change

 compared to prior years        (15.4)        -


         The decrease in kilowatt-hour retail sales for the three-month period ended September 30, 1996, as compared to the same period in 1995 reflects the milder summer weather experienced in 1996 as compared to 1995.

         The increase in kilowatt-hour retail sales for the nine-month period ended September 30, 1996, as compared to the same period in 1995, reflects the colder weather experienced in the first quarter of 1996 and the warmer weather experienced in the second quarter of 1996, offset in part by the milder weather during the third quarter of 1996.

         The increase in sales for resale for the three- and nine-month periods ended September 30, 1996, as compared to the same periods in 1995, was primarily due to colder weather experienced in the first quarter of 1996 and warmer weather experienced in the second quarter of 1996 by other utilities in surrounding regions and increased marketing efforts by the Company.

Fuel, net

         Fuel,  net  decreased  for the  three-  and  nine-month  periods  ended
September 30, 1996, as compared to the same periods in 1995, primarily as a result of a higher recovery of fuel expenses subject to deferral accounting in 1995.

Restructuring

         As part of the Vision 2000 program (see Note (e) to CONSOLIDATED FINANCIAL STATEMENTS), the Company recorded $4.6 million and $29.2 million of restructuring charges in the three months and nine months, respectively, ended September 30, 1996. Restructuring charges included severance costs, purchase power contract cancellation and negotiated settlement costs and other costs. The Company estimates that the staffing reductions, including those reported during 1995, will result in annual savings, net of outsourcing costs, in the range of $66 million to $74 million. Although most of the remaining restructuring charges will likely be incurred in the fourth quarter of 1996, some of the charges may be incurred in 1997. Management believes that several hundred additional positions may be eliminated, but the amount of restructuring charges yet to be incurred is not known at this time.

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

                  VIRGINIA ELECTRIC AND POWER COMPANY

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As part of re-engineering operations, the Company has adopted a plan to improve customer service which will require an investment in excess of $100 million over the next several years. That plan includes the installation of automated electric meters in metropolitan and inaccessible rural and urban locations. The plan also provides for the installation of mobile data dispatch technology in the Company's service fleet, accompanied by digitized mapping of the Company's service territory. Furthermore, technological changes are being made to enhance the Company's ability to handle customer calls during power outages. In order to increase service reliability, the Company has initiated both local and regional distribution line improvement projects.

Operation-Other and Maintenance

         Operation-other and maintenance increased for the three-month period ended September 30, 1996, as compared to the same period in 1995, due to an increase in transmission and distribution service restoration costs resulting from multiple incidents of storm damage and the operating expenses of A&C Enercom, Inc., a wholly owned subsidiary of the Company, formed in January 1996.

Income Taxes

         Income taxes decreased for the three-month period ended September 30, 1996, as compared to the same period in 1995, primarily as a result of decreased income subject to tax.

Contingencies

         For  information  on  contingencies,   see  Note  (b)  to  CONSOLIDATED
FINANCIAL STATEMENTS.

Future Issues

Competition

         On April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued final rules on open access transmission service, stranded costs, standards of conduct and open access same-time information systems (OASIS). On July 9, 1996, Virginia Power filed an open access transmission service tariff in compliance with FERC's Order No. 888, Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities. Utilities must also take service under their own tariffs for wholesale power sales. The rule provides for stranded cost recovery from departing customers. On October 10, 1996, FERC issued the procedural order in the filing, scheduling the Hearing for April 28, 1997. Utilities must participate in an OASIS by January 3, 1997, and comply with standards of conduct that require separation of transmission operations/reliability functions from wholesale merchant/marketing functions.

         FERC also issued a notice of proposed rulemaking (NOPR) proposing replacement of open access tariffs with a capacity reservation tariff by December 31, 1997.

                  VIRGINIA ELECTRIC AND POWER COMPANY

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On November 8, 1996, Virginia Power gave the Virginia State Corporation Commission (the Virginia Commission) notice that it intended to institute a proceeding under a recently enacted statute that allows the Virginia Commission to consider alternative forms of regulation. On November 12, 1996, the Commission directed its staff and the three largest electric utilities in Virginia, which include Virginia Power, to provide additional information relevant to potential changes in and possible emergence of competition in the electric industry. The Commission instituted a new proceeding and directed the Company to provide its information by March 31, 1997. The Commission also directed that any proposed alternative form of regulation be filed in the newly instituted proceeding. For additional information, see discussion under Part II,
Item 5 - Other Information, Regulation, General.

         On August 15, 1996, pursuant to the provisions of the Interconnection and Operating Agreement between Old Dominion Electric Cooperative (ODEC) and Virginia Power, ODEC gave written notice of its intent to reduce its supplemental demand purchases under that Agreement to zero within nine years. This termination of supplemental sales to ODEC will result in an annual reduction of approximately $22 million of fixed charge recoveries beginning in 2005.

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

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         The civil action filed December 13, 1995, in the United States District Court for the Eastern District of Virginia, Norfolk Division, was dismissed by the Federal Court on August 7, 1996. However, two civil actions have been filed in the Virginia Circuit Court of the City of Norfolk against the City of Norfolk and Virginia Power, one for fifteen million dollars and one for three million dollars, by property owners who each allege contamination of their respective properties by hazardous substances originating on nearby property now owned by the city and formerly owned by the Company.

Item 5. Other Information

Regulation

General

         On October 8, 1996, Virginia Power filed with the Virginia State Corporation Commission an application for authority to provide interexchange non-switched dedicated telecommunication services throughout Virginia. If the application is granted, Virginia Power will be authorized to provide a range of telecommunications services, including private line and special access services, dark fiber and high capacity telecommunications services.

         In reference to the Virginia Commission proceeding to review and consider its policy regarding restructuring of, and competition in, the electric utility industry, on September 23, 1996 Virginia Power filed its comments on the Staff Report and a request for oral argument. The comments generally supported most of the Staff's specific recommendations as well as its overall recommendation that Virginia should pursue a cautious and measured approach to the adoption of competitive initiatives, but Virginia Power stated that it would continue to pursue its Vision 2000 restructuring (see Note (e) to CONSOLIDATED FINANCIAL STATEMENTS). The comments stated that the question of recovery of stranded costs should be addressed now rather than by adopting the "wait and see" approach recommended by the Staff. On November 8, 1996, Virginia Power gave the Virginia Commission notice that it intended to institute a proceeding under a recently enacted statute that allows the Virginia Commission to consider alternative forms of regulation. On November 12, 1996, the Commission directed its staff and the three largest electric utilities in Virginia, which include Virginia Power, to provide additional information relevant to potential changes in and possible emergence of competition in the electric industry. It directed utilities that have non-utility generation that impacts their Virginia jurisdictional rates to file, by June 1, 1997, a report detailing efforts to restructure contracts with non-utility generators (NUGs) to mitigate the potentially negative effect on current and future rates, and subsequently to file quarterly reports detailing continuing efforts in this area. The Commission instituted a new proceeding and directed the Company to provide other information by March 31, 1997. Information required to be filed includes detailed cost-of-service studies, suggested adjustments for eliminating cross subsidies among customer classes, methods for improving price signals to customers, illustrative tariffs that unbundle rates, analysis of reserve margin requirements, analysis of whether incremental capacity needs could be met by a competitive market, evaluation of the capacity solicitation process, evaluation of conservation and load management programs and other information. The Commission also directed that any proposed alternative form of regulation be filed in the newly instituted proceeding, and required that a 1996 calendar year be used as the test period, with an anticipated rate year beginning 150 days after the date of filing. Among the issues that may be considered in the proceeding is treatment of potential stranded costs that may result with retail access. It is not presently possible to predict the outcome of this issue or other issues that may be addressed in this proceeding. Estimates of the magnitude of potential stranded costs vary widely depending on assumptions as to when retail competition will be allowed in Virginia Power's service territory, how quickly customers will respond to such competition, what market prices will be in the competitive market, and other factors. Virginia Power

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART II. - OTHER INFORMATION

                                   (Continued)

believes that stranded costs could be substantial, and the extent to which recovery of stranded costs will be approved is uncertain. Virginia Power believes that recovery of such costs is appropriate.

Rates

FERC

         On July 9, 1996, Virginia Power filed an open access transmission service tariff in compliance with FERC's Order No.888, Promoting Wholesale Competition Through Open Access Non-Discriminatory Transmission Services by Public Utilities. On October 10, 1996, FERC issued the procedural order in the filing, scheduling the Hearing for April 28, 1997. For additional information, see Future Issues Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Regarding the protest filed by three power marketers with the Department of Defense on July 15, 1996, challenging the sole source negotiation and impending sole source contract with Virginia Power, the Department of the Navy, Naval Facilities Engineering Command issued a decision on October 22, 1996, denying the protest of the three power marketers. The Navy found that competition between providers other than Virginia Power for the provision of electrical service to Department of Defense facilities and activities within Virginia Power franchise areas in Virginia is not currently available. The Navy also noted that the impending contract with Virginia Power was not in contemplation of a new acquisition, but was the result of periodic review of, and negotiation of a new rate under, an existing indefinite term contract. The supplemental agreement incorporating the new rate was executed on October 30, 1996.

         On July 31, 1996, the FERC denied in part and granted in part, LG&E Westmoreland Southampton's (Southampton) request for a waiver of the Commission's operating requirements for Qualifying Facilities (QFs) under PURPA. Southampton owns and operates a 62.6 MW cogeneration facility located in Franklin, Virginia and sells the output of the facility to Virginia Power. FERC's decision preserved Southampton's QF status under the Public Utility Holding Company Act, but refused to waive Southampton's violation of the QF operating standards. The Order provided that Southampton refund to Virginia Power the difference between the amount that Virginia Power paid to Southampton in 1992 under its QF contract and a Commission-approved rate equal to Virginia Power's incremental cost of economy energy during 1992. On August 23, 1996, Southampton filed a Motion for Clarification, and on August 30, 1996, it filed a Request for Rehearing. Virginia Power filed responses to each Southampton pleading. On September 30, 1996, FERC issued an order granting rehearing for the purpose of further consideration. On October 15, 1996, Virginia Power filed the data requested by the FERC order showing Virginia Power's incremental cost of economy energy during each hour of 1992. On October 30, 1996, Southampton filed a response to Virginia Power's data filing. Southampton also filed a Petition for Review on September 23, 1996, against the FERC in the United States Court of Appeals for the D.C. Circuit. Virginia Power has filed a Motion to Intervene in that proceeding.

Virginia

         In reference to Virginia Power's application to implement a Qualifying Facility (QF) monitoring program, the Commission Staff filed its legal memorandum on October 10, 1996 and concluded that the Commission had the legal authority to require QFs to provide it with the operating data identified in Virginia Power's application and to adopt a monitoring program. The Company must file by November 22, 1996 a response to the Staff's comments and the twelve QFs which also filed comments. The Staff will then file an additional report on December 18, 1996 making its recommendations to the Commission.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART II. - OTHER INFORMATION

                                   (Continued)

         In reference to the Virginia Commission proceeding for approval to purchase a gas-fired combined cycle generator from Richmond Power Enterprise, L.P. (RPE) and to enter into a purchased power contract with RPE and an affiliate without competitive bidding, on October 8, 1996, the Staff of the Virginia Commission filed testimony recommending that the required approvals be granted.

         The Virginia Commission entered an order on October 7, 1996 in its proceeding regarding spent nuclear fuel disposal in which it directed that the proceeding be consolidated with Virginia Power's next fuel cost recovery proceeding. On October 21, 1996, Virginia Power filed its application in such a proceeding, requesting an increase in its fuel cost recovery factor from 1.229 cents per kilowatt-hour to 1.322 cents per kilowatt-hour. The requested change, if approved, would result in an annualized increase in fuel revenues of approximately $48.2 million. On November 12, 1996, the Commission ordered that the hearing on the consolidated proceedings be delayed from November 26, 1996 to February 27, 1997, and that the Company's proposed fuel factor become effective on December 1, 1996. Any potential adjustments to the factor ordered after hearing will be reflected prospectively after entry of a final order.

         In the proceeding before the Virginia Commission for approval of arrangements with Chesapeake Paper Products Company to facilitate the design, construction and financing of a cogeneration plant to meet Chesapeake's energy requirements for its industrial processes, several parties oppose the proposed arrangements by which Virginia Power would provide gas sales, fuel management and fuel procurement services to the plant as being anticompetitive and beyond the Power Company's corporate and regulatory authority. The hearing began on November 12, 1996.

North Carolina

         On September 13, 1996, the Company filed an application with the North Carolina Commission for a $3.2 million decrease in fuel rates. A hearing was held on November 13, 1996.

Purchases and Sales of Power

         On August 15, 1996, pursuant to the provisions of the Interconnection and Operating Agreement between ODEC and Virginia Power, ODEC gave written notice of its intent to reduce its supplemental demand purchases under that Agreement to zero within nine years. This termination of supplemental sales to ODEC will result in an annual reduction of approximately $22 million of fixed charge recoveries beginning in 2005.

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

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART II. - OTHER INFORMATION

                                   (Continued)

     4(ii), Form 10-Q for the quarter ended September 30, 1986, File No. 1-2255, incorporated by reference; Sixty-First Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended June 30, 1987, File No. 1-2255, incorporated by reference; Sixty-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated November 3, 1987, File No. 1-2255, incorporated by reference; Sixty-Third Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 8, 1988, File No. 1-2255, incorporated by reference; SixtyFourth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 8, 1989, File No. 1-2255, incorporated by reference; Sixty-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 22, 1989, File No. 1-2255, incorporated by reference; Sixty-Sixth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 27, 1990, File No. 1-2255, incorporated by reference; Sixty-Seventh Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference; SixtyEighth Supplemental Indenture, Exhibit 4(i), Sixty-Ninth Supplemental Indenture, Exhibit 4(ii), and Seventieth Supplemental Indenture, Exhibit 4(iii), Form 8-K, dated February 25, 1992, File No. 1-2255, incorporated by reference; Seventy-First Supplemental Indenture, Exhibit 4(i) and Seventy-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated July 7, 1992, File No. 1-2255, incorporated by reference; Seventy-Third Supplemental Indenture, Exhibit 4(i), Form 8-K dated August 6, 1992, File No. 1-incorporated by reference; Seventy-Fourth Supplemental Indenture,
     Exhibit  4(i),  Form  8-K,  dated  February  10,  1993,  File  No.  1-2255, incorporated by reference; Seventy-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 6, 1993, File No. 1-2255, incorporated by reference; Seventy-Sixth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 21, 1993, File No. 1-2255, incorporated by reference. SeventySeventh Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference; SeventyEighth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference; Seventy-Ninth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference, Eightieth Supplemental Indenture, Exhibit 4(i), Form 8-K dated October 12, 1993, File No. 1-2255, incorporated by reference, Eighty-First Supplemental Indenture, Exhibit 4(iii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1- 2255, incorporated by reference; Eighty-Second Supplemental Indenture, Exhibit 4(i), Form 8-K, dated January 18, 1994, File No. 1-2255, incorporated by reference, Eighty-Third Supplemental Indenture, Exhibit 4(i), Form 8-K, dated October 19, 1994, File No. 1-2255, incorporated by reference and Eighty-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K dated March 22, 1995, File No. 1-2255, incorporated by reference.

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

     10(i) - Credit Agreement dated as of June 7, 1996 between Chemical Bank and Virginia Electric and Power Company (Exhibit 10(i), Form 10-Q for the quarterly period ended June 30, 1996, File No. 1-2255, incorporated by reference).

     10(ii) - Credit Agreement dated as of June 7, 1996 between Chemical Bank and Virginia Electric and Power Company (Exhibit 10(ii), Form 10-Q for the quarterly period ended June 30, 1996, File No. 1-2255, incorporated by reference).

     27 - Financial Data Schedule (filed herewith).

     (b) Report on Form 8-K;

         None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            VIRGINIA ELECTRIC AND POWER COMPANY

                                         Registrant

November 13, 1996

                                   /S/ E. M. ROACH, JR.
                               --------------------------------
                                       E. M. Roach, Jr.
                                Senior Vice President-Finance,

                                  Regulation and General Counsel
                                  (Chief Financial Officer)