Form 10-K405
period 1996-12-31
VIRGINIA ELECTRIC & POWER CO
filed 1997-03-24
CIK 103682

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   Form 10-K
                            ------------------------

(Mark One)

    [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996
                                     or
    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from       to

                        Commission file number 1-2255

                            ------------------------

                      VIRGINIA ELECTRIC AND POWER COMPANY
             (Exact name of registrant as specified in its charter)

                                    VIRGINIA
                        (State or other jurisdiction of
                         incorporation or organization)
                              701 East Cary Street
                               Richmond, Virginia
                    (Address of principal executive offices)

                                   54-0418825
                                (I.R.S. Employer
                              Identification no.)

                                   23219-3932
                                   (Zip Code)

                                 (804) 771-3000
              (Registrant's telephone number, including area code)

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
Title of each class                           on which registered
-------------------------------              ------------------------
Preferred Stock (cumulative)                 New York Stock Exchange
 $100 liquidation value:
  $5.00 dividend
Trust Preferred Securities                   New York Stock Exchange
 $25 liquidation value:
  8.05% dividend

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was zero.

     As of February 28, 1997, there were issued and outstanding 171,484 shares of the registrant's common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE.
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      VIRGINIA ELECTRIC AND POWER COMPANY

                                                                           Page
Item Number                                                               Number
------------------------------------------------------------------------- ------
                                     PART I
1. Business..............................................................    1
    The Company..........................................................    1
    Regulation...........................................................    2
      General............................................................    2
      Virginia...........................................................    2
      North Carolina.....................................................    4
      FERC...............................................................    4
      Environmental......................................................    5
      Nuclear............................................................    6
    Capital Requirements and Financing Program...........................    7
      Construction and Nuclear Fuel Expenditures.........................    7
      Financing Program..................................................    7
    Rates................................................................    7
      FERC...............................................................    8
      Virginia...........................................................    8
      North Carolina.....................................................    9
    Sources of Power.....................................................    9
      Company Generating Units...........................................    9
      Net Utility Purchases..............................................    9
      Non-Utility Generation.............................................    9
    Sources of Energy Used and Fuel Costs................................   10
      Nuclear Operations and Fuel Supply.................................   10
      Fossil Operations and Fuel Supply..................................   10
      Purchases and Sales of Power.......................................   10
    Interconnections.....................................................   11
    Future Sources of Power..............................................   12
      Company Owned Generation...........................................   12
      Non-Utility Generation.............................................   12
    Competition and Strategic Initiatives................................   12
    Conservation and Load Management.....................................   13
2. Properties............................................................   13
3. Legal Proceedings.....................................................   14
4. Submission of Matters to a Vote of Security Holders...................   14

                                    PART II

5. Market for the Registrant's Common Equity and
   Related Stockholder Matters...........................................   15
6. Selected Financial Data...............................................   15
7. Management's Discussion and Analysis of
   Financial Condition and Results of Operations.........................   16
    Liquidity and Capital Resources......................................   16
    Capital Requirements.................................................   17
    Results of Operations................................................   17
    Future Issues........................................................   20
8. Financial Statements and Supplementary Data...........................   26
9. Changes in and Disagreements With Accountants
   on Accounting and Financial Disclosure................................   49

                                    PART III

10. Directors and Executive Officers of the Registrant...................   50
11. Executive Compensation...............................................   52
12. Security Ownership of Certain Beneficial Owners and Management.......   56
13. Certain Relationships and Related Transactions.......................   56

                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....   57

                                     PART I

                                ITEM 1. BUSINESS
                                  THE COMPANY

     Virginia Electric and Power Company was incorporated in Virginia in 1909 and has its principal office at 701 East Cary Street, Richmond, Virginia 23219-3932, telephone (804) 771-3000. It is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion Resources), a Virginia corporation.

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

     The electric utility industry in the United States is witnessing an evolutionary trend toward less regulation and more competition. This is evidenced by legislative and regulatory action at both the federal and state level. To the extent that competition is either authorized or mandated and regulation is eliminated or relaxed, electric utilities will no longer, in the absence of appropriate legislative or regulatory action during the transition period, be guaranteed an opportunity to recover their prudently-incurred costs including their cost of capital, and utilities with costs that exceed the market prices established by the competitive market will run the risk of suffering losses, which may be substantial.

     Virginia Power has responded to this evolution by undertaking cost-cutting measures, engaging in re-engineering efforts of its core business processes, and pursuing a strategic planning initiative (called Vision 2000) to encourage innovative approaches to servicing traditional markets and to develop appropriate methods by which to service future markets.

     A significant part of the Company's strategy relies on developing "non-traditional" business opportunities designed to provide growth in earnings by leveraging existing core competencies. The Company has established separate business units for its nuclear operations, fossil and hydroelectric operations, commercial operations, and its energy services business in an effort to pursue these opportunities to grow by offering multiple markets a broad portfolio of energy-related products and services.

     In addition, the Company is actively pursuing opportunities to expand its market reach through strategic alliances with partners whose strengths, market position and strategies complement the Company's and where efficiencies can be gained through the alliance.

     For additional information on the changing utility industry and the Company's strategy see COMPETITION AND STRATEGIC INITIATIVES below and Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company has franchises or permits for electric operations in substantially all cities and towns now served. It also has certificates of convenience and necessity from the State Corporation Commission of Virginia (the Virginia Commission) for service in all territory served at retail in Virginia. The North Carolina Utilities Commission (the North Carolina Commission) has assigned territory to the Company for substantially all of its retail service outside certain municipalities in North Carolina.

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

     The Company and its subsidiaries had 9,681 full-time employees on December 31, 1996. A total of 3,481 of the Company's employees are represented by the International Brotherhood of Electrical Workers under a contract extending to March 31, 1998.

     The matters discussed in this annual report on form 10-K contain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions contained in this report that are not historical facts, are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In addition to certain contingency matters (and their respective cautionary statements) discussed elsewhere in this report, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS indicates some important factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking discussions.

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

     The Virginia General Assembly, during the 1996 session, adopted Senate Joint Resolution No. 118, which created a joint legislative subcommittee to study competition and restructuring in the electric utility industry. The subcommittee conducted public hearings and met at various times throughout the year. The 1997 Virginia General Assembly adopted Senate Joint Resolution No. 259, which would continue the existence of the joint subcommittee for an additional year and request that the Staff of the Virginia Commission provide by November 7, 1997, a draft of a working model for the future structure of the electric utility industry in Virginia, statutory or regulatory changes appropriate for the model, and an appropriate timetable and transition for implementation of the model. The Virginia Commission has commenced its work in response to this request.

Virginia

     On September 18, 1995, the Virginia Commission established a proceeding to review and consider its policy regarding restructuring of, and competition in, the electric utility industry. The Commission Staff issued its Report on July 31, 1996. The Report contained 14 recommendations, including continued monitoring of wholesale and retail competition in the industry, increased monitoring of service quality, preservation of state jurisdiction over retail service, improved price signals, further study of stranded cost recovery, and increased efforts to renegotiate non-utility generation contracts. On September 23, 1996 Virginia Power filed its comments on the Staff Report and a request for oral argument. The comments generally supported most of the Staff's specific recommendations as well as its overall recommendation that Virginia should pursue a cautious and measured approach to the adoption of competitive initiatives, but Virginia Power stated that it would continue to pursue its Vision 2000 restructuring (see Note (P) to CONSOLIDATED FINANCIAL STATEMENTS). The comments stated that the question of recovery of potential stranded costs should be addressed now. On November 8, 1996, Virginia Power gave the Virginia Commission notice that it intended to institute a proceeding under a recently enacted statute that allows the

Virginia Commission to consider alternative forms of regulation. On November 12, 1996, the Commission directed its staff and electric utilities in Virginia to provide additional information relevant to potential changes in and possible emergence of competition in the electric industry. It directed utilities that have contracts for non-utility generation that impacts their Virginia jurisdictional rates to file, by June 1, 1997, a report detailing efforts to restructure contracts with non-utility generators (NUGs) to mitigate the potentially negative effect on current and future rates, and subsequently to file quarterly reports detailing continuing efforts in this area. The Commission has established separate working groups to consider the issues of reliability, costs and benefits of competition, stranded costs and benefits, models for industry restructuring, and environmental matters. Each working group includes a Staff member and representatives of consumer groups, industrial customers, non-utility generators, utilities and cooperatives.

     On November 12, 1996, the Commission also instituted a new proceeding and directed the Company to provide other information by March 31, 1997. Information required to be filed includes detailed cost-of-service studies, suggested adjustments for eliminating cross subsidies among customer classes, methods for improving price signals to customers, illustrative tariffs that unbundle rates, analysis of reserve margin requirements, analysis of whether incremental capacity needs could be met by a competitive market, evaluation of the capacity solicitation process, evaluation of conservation and load management programs and other information. The Commission also directed that any proposed alternative form of regulation be filed in the newly instituted proceeding, and required that a 1996 calendar year be used as the test period, with an anticipated rate year beginning 150 days after the date of filing. On March 7, 1997, in this proceeding and in a separate Annual Information Filing proceeding, the Commission entered an order providing that the Company's rates shall become interim rates subject to refund as of March 1, 1997. On March 24, 1997, Virginia Power filed a proposed alternative regulatory plan with the Virginia Commission, in which it proposes a freeze of present rates through December 31, 2002, during which a portion of earnings above the approved level would be used to accelerate the write-off of generation-related regulatory assets and mitigate the costs associated with payments under power purchase contracts with NUGs. The Company also seeks approval of the principle of stranded cost recovery as well as approval of a Transition Cost Charge mechanism by which costs that may become stranded at the onset of competition will be recoverable from customers who elect to purchase their power in the competitive market if retail competition is allowed in Virginia. The Commission has not established a procedural schedule in this case, and the extent to which it will grant the Company's request cannot be predicted. For a more detailed discussion of competition and the recovery of stranded costs, see Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On December 18, 1995, Virginia Power applied to the Virginia Commission for approval of arrangements with Chesapeake Paper Products Company (CPPC), under which Virginia Power would facilitate the design, construction and financing of a cogeneration plant to meet CPPC's energy requirements for its industrial processes at its plant in West Point, Virginia. A hearing has been held, and briefs have been filed. Several parties opposed the arrangements by which Virginia Power would provide gas sales, fuel management and fuel procurement services to the plant as being anticompetitive and beyond the Company's corporate and regulatory authority. Briefs were filed on January 6, 1997. After consideration of briefs, a hearing examiner's report will be issued.

     On May 29, 1996, the Company filed an Application with the Virginia Commission seeking authority to implement a monitoring program that requires certain non-utility generators to provide certain information sufficient to determine continued compliance with the "Qualifying Facility" (QF) requirements of the Public Utility Regulatory Policies Act of 1978 (PURPA). On October 10, 1996, the Commission Staff filed its brief concluding that the Commission had legal authority to require QFs to provide it with operating data and to adopt a monitoring program. On December 18, 1996, the Staff filed a report generally supporting the Application. On December 30, 1996, the Company filed its response requesting that the Commission adopt the Staff conclusions.

     On June 7, 1996, the Company filed an application with the Virginia Commission to purchase a gas-fired combined cycle generator from Richmond Power Enterprise, L.P. (RPE) and to enter into a purchased power contract with RPE and Enron Power Marketing, Inc. (EPMI) without competitive bidding. Under this proposal, Virginia Power will purchase the generator, at a price of approximately $20 million, and the power purchase and operating agreement (PPOA) will be amended to reduce capacity payments, shorten the term of the agreement and provide for sales of capacity and energy by RPE's assignee, EPMI, to Virginia Power from sources outside Virginia Power's service territory rather than from the generator. The Company estimates this arrangement will result in a savings of $63 million over the life of the existing PPOA. The Staff supported the application, and the Commission granted approval on November 18, 1996. On January 15, 1997, FERC issued the necessary approvals. The purchase was concluded on February 25, 1997.

     On October 8, 1996, Virginia Power filed with the Virginia Commission an application for authority to provide interexchange non-switched dedicated telecommunication services throughout Virginia. If the application is granted, Virginia Power will be authorized to provide a range of telecommunications services, including private line and special access services and high capacity telecommunications services. The application is opposed by the City of Richmond, and several telecommunications providers have intervened neither supporting nor opposing the application. Virginia Power filed its brief on March 7, 1997, supporting its authority to offer the telecommunications services and responding to the positions taken by the other parties.

     On November 8, 1996, the Virginia Commission approved arrangements for services and transfers of assets between Virginia Power and A&C Enercom, Inc., a wholly-owned subsidiary of Virginia Power that provides energy services to utility customers.

     On February 7, 1997, Virginia Power filed an application with the Virginia Commission requesting approval of arrangements between it and a wholly-owned subsidiary, Virginia Power Services, Inc., (VPS), by which Virginia Power would provide to VPS services that would enable Virginia Power Nuclear Services Company (VPN), a VPS subsidiary, to furnish nuclear management and operation services to electric utilities seeking assistance in the management and operation of their nuclear generating facilities. The arrangements contemplate the possibility of the creation of additional subsidiaries of VPS that would provide other unregulated services, such as energy services, to third parties seeking such services. VPN has executed a Letter of Intent with Northeast Nuclear Energy Company to provide management services for Northeast Utilities' Millstone Unit 2 nuclear plant.

North Carolina

     On May 15, 1996, the North Carolina Commission issued an order initiating an investigation of emerging issues in the restructuring of the electric industry. As ordered, the Company filed comments on July 16, 1996, addressing the implications of FERC Order No. 888, Promoting Wholesale Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities.

FERC

     On April 24, 1996, FERC issued final rules on open access transmission service, stranded costs, standards of conduct and open access same-time information systems (OASIS). On July 9, 1996, Virginia Power filed an open access transmission service tariff in compliance with FERC's Order No. 888. Also, in compliance with FERC's directive, Virginia Power's OASIS became operational and company-filed standards of conduct requiring separation of transmission operations/reliability functions from wholesale merchant/marketing functions became effective on January 3, 1997. The Company also made filings to comply with FERC's directive that, effective January 1, 1997, utilities no longer make bundled sales of transmission and generation services in economy energy transactions. In certain of those filings, Virginia Power canceled or committed not to use the economy energy rate schedules contained in interconnection agreements that Virginia Power has with neighboring utilities. With regard to its Wholesale Power Sales Tariff, Virginia Power filed amendments to that tariff to unbundle the bundled economy rates contained therein. On March 4, 1997, FERC issued Order No. 888-A, in which it addressed requests for rehearing of Order No. 888. Order No. 888-A essentially reaffirms the basic principles of Order No. 888 and clarifies and makes limited modifications to Order No. 888. Parties seeking judicial review of Order Nos. 888 and 888-A must file petition for review with the appropriate United States Court of Appeal by May 5, 1997. For a discussion of the status of the Company's Open Access Transmission Tariff filing, see ITEM 1, RATES, FERC below.

     FERC also issued a notice of proposed rulemaking (NOPR) proposing replacement of open access tariffs with a capacity reservation tariff by December 31, 1997.

     For additional discussion of Open Access issues see COMPETITION AND STRATEGIC INITIATIVES under BUSINESS and Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On July 31, 1996, FERC denied in part and granted in part, LG&E Westmoreland Southampton's (Southampton) request for a waiver of the Commission's operating requirements for QFs under PURPA. Southampton owns and operates a 62.6 MW cogeneration facility located in Franklin, Virginia and sells the output of the facility to Virginia Power. FERC's decision preserved Southampton's QF status under the Public Utility Holding Company Act, but refused to waive Southampton's violation of the QF operating standards. The Order provided that Southampton refund to Virginia Power the difference between the amount that Virginia Power paid to Southampton in 1992 under its QF contract and a Commission-approved rate equal to Virginia Power's incremental cost of economy energy during 1992. On August 23, 1996, Southampton filed a Motion for Clarification, and on August 30, 1996, it filed a Request for Rehearing. Virginia Power filed responses to each Southampton pleading. On September 30, 1996, FERC issued an order granting rehearing for the purpose of further consideration. On October 15, 1996, Virginia Power filed the data requested by FERC order showing Virginia Power's incremental cost of economy energy during each hour of 1992. On October 30, 1996, Southampton filed a response to Virginia Power's data filing. Southampton also filed a Petition for Review on September 23, 1996, against FERC in the United States Court of Appeals for the D.C. Circuit. Virginia Power filed a Motion to Intervene, which the Court granted on November 25, 1996. On November 27, 1996, Southampton initiated a separate rate proceeding at FERC seeking approval of the contract rates paid to it by Virginia Power in 1992 only. On December 26, 1996, Virginia Power filed a Motion to Intervene, Motion to Reject and Terminate Proceeding, and Protest. On January 10, 1997, Southampton filed its answer.

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

     The Clean Air Act, as amended in 1990, requires the Company to reduce its emissions of sulfur dioxide (SO(2)) and nitrogen oxides (NO(x)). Beginning in 1995, the SO(2) reduction program is based on the issuance of a limited number of SO(2) emission allowances, each of which may be used as a permit to emit one ton of SO(2) into the atmosphere or may be sold to someone else. The program is administered by the EPA.

     The Company installed SO(2) control equipment on Unit 3 at Mt. Storm Power Station during 1994. Additional plans for SO(2) control involve switching to lower sulfur coal, purchase of emission allowances and additional SO(2) controls. Maximum flexibility and least-cost compliance will be maintained through annual studies. The Company has completed its compliance plan for NO(x) control, with the exception of some additional studies concerning Phase II, for which EPA issued final regulations in December 1996, and ozone control requirements, for which final regulations have not yet been promulgated.

     In 1996 the Company installed NO(x) controls on Possum Point Unit 4 and at Mt. Storm Unit 3 at a total approximate cost of $10 million. The Company plans to install additional NO(x) controls and modify existing controls at Mt. Storm Units 1 and 2 in 1997, and to seek alternative emission limitations from EPA for all three Mt. Storm Units. The Company has notified EPA of its decision (called "early election") to begin complying with Phase I NO(x) limits at ten of its units in Virginia in 1997, three years earlier than otherwise required. As a result, and provided that Phase I compliance limits are met, the units will not be subject to more stringent Phase II limits until 2008.

     In order to assist the Virginia Department of Environmental Quality in maintaining good air quality in the Richmond and Hampton Roads regions, and to avoid the necessity of more stringent regulations, the Company made voluntary commitments in 1996 to cap NO(x) emissions at its Chesterfield and Yorktown Power Stations and the Chesapeake Energy Center beginning in 2000.

     Capital expenditures on Clean Air Act compliance over the next five years are projected to be approximately $21 million. Changes in the regulatory environment, availability of allowances, and emissions control technology could substantially impact the timing and magnitude of compliance expenditures.

     The Clean Air Act amendments also require the Company to obtain operating permits for all major generating facilities. Permit applications have been submitted, and deemed complete by the regulatory authorities, for the Mt. Storm and North Branch power stations. Applications for the Virginia stations are expected to be filed within the next two years.

     The Company continues to work with the West Virginia Office of Air Quality concerning opacity requirements applicable to the Mt. Storm Power Station.

     In regard to ambient air quality standards, the EPA recently announced proposals to add a fine particulate matter standard and to revise the ozone standard, which could potentially result in significant expenditures to install controls to reduce sulfur dioxide and nitrogen oxide emissions.

     In 1993 the United Nations' Framework Convention on Climate Change, also called The Global Warming Treaty, which was signed by more than 150 countries, including the United States, became effective. The objective of the treaty is the stabilization of greenhouse gas concentrations at a level that would prevent manmade emissions from interfering with the climate system.

     Although there is considerable scientific disagreement concerning the effects of greenhouse gas emissions on global climate, the United States and many other nations are supporting an international treaty, to be finalized in December 1997, containing legally binding emissions targets to be achieved between 2010 and 2020. The reduction in greenhouse gas emissions necessary to achieve these targets is likely to have a substantial financial impact on companies that consume or produce fossil fuel derived electric power, including Virginia Power.

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

     On July 18, 1995, the Virginia Commission instituted an investigation regarding spent nuclear fuel disposal. It directed interested parties to provide comments on legal and public policy issues related to spent nuclear fuel storage and disposal, including, but not limited to, whether to allow utilities to recover from ratepayers some or all money paid to the Nuclear Waste Fund established by the Nuclear Policy Act of 1982, whether to establish an escrow account for spent nuclear fuel storage and/or disposal, and whether utilities should develop their own plans for storage and disposal of spent nuclear fuel. The Commission's Order Establishing Investigation recites that Virginia Power has paid $343.6 million to the Nuclear Waste Fund through 1994, including $44.8 million in 1994, and that future payments could exceed $400 million assuming its North Anna and Surry reactors continue to operate through the end of their existing operating licenses. Virginia Power and others filed comments on October 31, 1995. On February 27, 1996, the Commission Staff filed its Report recommending that adoption of a definitive policy on the spent nuclear fuel disposal fee be delayed until (1) a ruling is forthcoming on pending litigation which seeks to impose an obligation on the federal government to begin acceptance of spent nuclear fuel no later than January 31, 1998, (2) the outcome of proposed legislation which would amend the Nuclear Waste Policy Act to require the development of a centralized interim storage facility has been determined, and (3) a vision of the likely outcome of the electric utility industry's restructuring efforts has been more fully conceptualized. The Virginia Commission entered an order on October 7, 1996 in its proceeding regarding spent nuclear fuel disposal in which it directed that the proceeding be consolidated with Virginia Power's pending fuel cost recovery proceeding. On March 7, 1997, the Commission Staff filed a motion requesting that the Commission remove the spent nuclear fuel disposal issue from the Company's pending fuel factor proceeding and return it to a separate proceeding.

     For additional information on the Virginia fuel factor proceeding, see ITEM 1, RATES, Virginia, below.

     On January 31, 1997, Virginia Power joined thirty-five other utility petitioners in filing a lawsuit against the U.S. Department of Energy in the U.S. Court of Appeals for the District of Columbia, asking the court to authorize suspension of payments to the Nuclear Waste Fund and to authorize payment into escrow those fees that are collected from customers until the DOE begins accepting used fuel.

                   CAPITAL REQUIREMENTS AND FINANCING PROGRAM

Construction and Nuclear Fuel Expenditures

     Virginia Power's estimated construction and nuclear fuel expenditures, including Allowance for Funds Used During Construction (AFC), for the three-year period 1997-1999, total $1.5 billion. It has adopted a 1997 budget for construction and nuclear fuel expenditures as set forth below:

                                                             Estimated 1997
                                                              Expenditures
                                                               (millions)
                                                             --------------
Production:
  Clean Air Act...........................................        $  8
  Other...................................................          53
General Support Facilities................................          72
Transmission..............................................          46
Distribution..............................................         253
Nuclear Fuel..............................................          97
                                                             --------------
  Total Construction Requirements and Nuclear Fuel........         529
     AFC..................................................           4
                                                             --------------
  Total Expenditures......................................        $533
                                                             --------------
                                                             --------------

Financing Program

     In 1996 the Company issued $24.5 million of variable rate solid waste disposal securities to refund $24.5 million of securities assumed in its acquisition of the North Branch Power Station. Also in 1996, the Company retired a total of $259.6 million of Medium-Term Notes through mandatory maturities.

     In January 1997, the Company filed a new shelf registration statement with the Securities and Exchange Commission (SEC) for $400 million of Junior Subordinated Debentures. In 1995, the Company filed two shelf registration statements with the SEC, one for $575 million of First and Refunding Mortgage Bonds and the other for $200 million of Medium-Term Notes, Series F, respectively. In February 1997, the Company sold and issued $200 million of its First and Refunding Mortgage Bonds. These three facilities combine to provide the Company with $975 million in unused debt capital resources. In addition, the Company has a Preferred Stock shelf registered with the SEC, for $100 million in aggregate principal amount, which has not been utilized.

     The Company intends to issue securities from time to time to meet its capital requirements, which includes $311.3 million of long-term debt maturities in 1997.

     In June 1996, the Company increased the limit for its commercial paper program from $300 million to $500 million with the execution of $500 million of revolving credit facilities, which replaced existing liquidity support. Proceeds from the sale of commercial paper are primarily used to finance working capital for operations. Net borrowings under the commercial paper program were $312.4 million and $169.0 million at December 31, 1996 and December 31, 1995, respectively.

                                     RATES

     The Company was subject to rate regulation in 1996 as follows:

                                                                                           1996
                                                                                  ----------------------
                                                                                  Percent       Percent
                                                                                     of           of
                                                                                  Revenues     Kwh Sales
                                                                                  --------     ---------
Virginia retail:
  Non-Governmental customers....................    Virginia Commission               77%          70%
  Governmental customers........................    Negotiated Agreements             10           11
North Carolina retail...........................    North Carolina Commission          5            4
Wholesale:
  Requirements -- Sales for Resale..............    FERC                               4            5
  Non-Requirements -- Sales for Resale..........    FERC                               4           10
                                                                                     ---          ---
                                                                                     100%         100%
                                                                                     ---          ---
                                                                                     ---          ---

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

     The principal rate proceedings in which the Company was involved in 1996 are described below by jurisdiction. Rate relief obtained by the Company is frequently less than requested.

FERC

     On May 14, 1996, the Department of the Navy, on behalf of the Department of Defense (DOD), filed a Petition requesting FERC to declare DOD a wholesale customer within Virginia. Alternatively, the Petition requested FERC to order Virginia Power to wheel to DOD installations in Virginia. An agreement in principle was subsequently reached for a new power supply contract, and the Navy moved to withdraw its Petition, stating that the concerns expressed in the Petition had been resolved. On July 15, 1996, three power marketers filed a protest with DOD challenging the sole source negotiation and impending contract with Virginia Power. The Department of the Navy, Naval Facilities Engineering Command issued a decision on October 22, 1996, denying the protest, and finding that competition between providers other than Virginia Power for the provisions of electrical service to DOD facilities and activities within Virginia Power's service territory in Virginia is not currently available. The Navy also noted that the impending contract was not in contemplation of a new acquisition, but was the result of periodic review of, and negotiation of a new rate under an existing indefinite term contract. The supplemental agreement incorporating the new rate was executed on October 30, 1996.

     In compliance with FERC's Order No. 888, on July 9, 1996, Virginia Power filed an open access transmission service tariff, which became effective on July 9, 1996. On October 10, 1996, FERC issued a procedural order, scheduling a hearing for April 28, 1997. The Company and all parties reached a settlement of issues raised in the proceeding, and on March 20, 1997, those parties jointly filed with FERC the Settlement Agreement and Motion to Certify the Settlement Agreement. The Company is awaiting action on that motion by the presiding Administrative Law Judge.

Virginia

     In 1995, the Virginia Commission authorized Virginia Power to implement a pilot program providing a real time pricing (RTP) option for its industrial customers with loads in excess of 10 Mw. Under this option, all or a portion of an industrial customer's load growth would be supplied at projected incremental hourly production costs, adjusted for line losses and taxes, plus a margin of
0.6 cents per Kwh. Additionally, a marginal cost-based Generation Capacity Adder and a Transmission Capacity Adder would be applicable during those hours when the Virginia Power system is approaching its forecasted annual peak demand. Up to 20% of an industrial customer's existing load could be served on an RTP basis if the customer executes a five-year contract for such service. On July 24, 1996, the Commission expanded the RTP schedule to make it available to commercial and industrial customers with loads above 5 Mw.

     On July 31, 1996, Virginia Power filed with the Virginia Commission a revised Schedule 19, which governs purchases from cogenerators and small power producers of 100 kW or less. The schedule, which contains rates substantially lower than those previously specified, became effective on an interim basis on January 1, 1997. A hearing was held on January 30, 1997. The parties filed briefs on March 14, 1997.

     On October 7, 1996, the Virginia Commission ordered that its investigation regarding spent nuclear fuel disposal be consolidated with Virginia Power's next fuel recovery proceeding. On October 21, 1996, Virginia Power filed an application with the Commission to increase its fuel cost recovery by approximately $48.2 million. On November 12, 1996, the Commission ordered that the hearing on the consolidated proceedings be delayed from November 27, 1996 to February 27, 1997, and that the Company's proposed fuel factor become effective on December 1, 1996. On January 8, 1997, the Commission postponed the hearing to April 17, 1997. Any potential adjustments to the factor ordered after hearing will be reflected prospectively after entry of the final order. On March 7, 1997, the Commission Staff filed a motion requesting that the Commission remove the spent nuclear fuel disposal issue from the Company's pending fuel factor proceeding and return it to a separate proceeding.

North Carolina

     On September 13, 1996, the Company filed an application with the North Carolina Utilities Commission for a $3.2 million decrease in fuel rates. On December 10, 1996, the Commission approved a $3.3 million decrease, effective January 1, 1997.

     On November 4, 1996, the Company filed for approval of a new Schedule 19 which governs purchases from cogenerators and small power producers. The Company proposed rates substantially lower than those previously specified as well as proposed to reduce the applicability threshold to 100 kW and shorten the maximum term of contracts under Schedule 19 to five years.

                                SOURCES OF POWER

Company Generating Units

                                                                       Type           Summer
                                                         Years          of          Capability
        Name of Station, Units and Location            Installed       Fuel             Mw
------------------------------------------------------  --------   ---------------   ----------
Nuclear:
  Surry Units 1 & 2, Surry, Va.......................   1972-73        Nuclear          1,602
  North Anna Units 1 & 2, Mineral, Va................   1978-80        Nuclear          1,790(a)
                                                                                     ----------
     Total nuclear stations..........................                                   3,392
                                                                                     ----------
Fossil Fuel:
  Steam:
     Bremo Units 3 & 4, Bremo Bluff, Va. ............   1950-58         Coal              227
     Chesterfield Units 3-6, Chester, Va. ...........   1952-69         Coal            1,250
     Clover Units 1 & 2, Clover, Va. ................   1995-96         Coal              882(b)
     Mt. Storm Units 1-3, Mt. Storm, W. Va. .........   1965-73         Coal            1,587
     Chesapeake Units 1-4, Chesapeake, Va. ..........   1953-62         Coal              595
     Possum Point Units 3 & 4, Dumfries, Va. ........   1955-62         Coal              322
     Yorktown Units 1 & 2, Yorktown, Va. ............   1957-59         Coal              326
     Possum Point Units 1, 2, & 5, Dumfries, Va. ....   1948-75          Oil              929
     Yorktown Unit 3, Yorktown, Va. .................   1974          Oil & Gas           818
     North Branch Unit 1, Bayard, W. Va. ............   1994         Waste Coal            74(c)
Combustion Turbines:
  35 units (8 locations).............................   1967-90       Oil & Gas         1,019
Combined Cycle:
  Chesterfield Units 7 & 8, Chester, Va. ............   1990-92       Oil & Gas           397
                                                                                     ----------
     Total fossil stations...........................                                   8,426
Hydroelectric:
  Gaston Units 1-4, Roanoke Rapids, N.C. ............   1963        Conventional          225
  Roanoke Rapids Units 1-4, Roanoke Rapids, N.C. ....   1955        Conventional           96
  Other..............................................   1930-87     Conventional            3
  Bath County Units 1-6, Warm Springs, Va. ..........   1985       Pumped Storage       1,260(d)
                                                                                     ----------
     Total hydro stations............................                                   1,584
                                                                                     ----------
     Total Company generating unit capability........                                  13,402
                                                                                     ----------
Net Utility Purchases................................                                   1,030
Non-Utility Generation...............................                                   3,509
                                                                                     ----------
     Total Capability................................                                  17,941
                                                                                     ----------
                                                                                     ----------

---------------

     (a) Includes an undivided interest of 11.6 percent (208 Mw) owned by Old Dominion Electric Cooperative (ODEC).

     (b) Includes an undivided interest of 50 percent (441 Mw) owned by ODEC.

     (c) Effective January 25, 1996, this unit was placed in a cold reserve status.

     (d) Reflects the Company's 60 percent undivided ownership interest in the 2,100 Mw station. A 40 percent undivided interest in the facility is owned by Allegheny Generating Company, a subsidiary of Allegheny Power System, Inc. (AP).

     The Company's highest one-hour integrated service area summer peak demand was 14,003 Mw on August 2, 1995, and an all-time high one-hour integrated winter peak demand of 14,910 Mw was reached on February 5, 1996.

                     SOURCES OF ENERGY USED AND FUEL COSTS

     For information as to energy supply mix and the average fuel cost of energy supply, see Results of Operations under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Nuclear Operations and Fuel Supply

     In 1996, the Company's four nuclear units achieved a combined capacity factor of 88.2 percent.

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

     On December 17, 1996, the DOE indicated that it will have to delay the acceptance of spent fuel scheduled to begin in 1998. On-site spent nuclear fuel storage at the Surry Power Station is adequate for the Company's needs until the DOE begins accepting spent fuel. The North Anna Power Station will require additional spent fuel storage capacity in 1998. The Company submitted a license application to the NRC in May 1995 for such a facility at North Anna.

     For details regarding nuclear insurance and certain related contingent liabilities as well as a NRC rule that requires proceeds from certain insurance policies to be used first to pay stabilization and decontamination expenses, see Note C to CONSOLIDATED FINANCIAL STATEMENTS.

Fossil Operations and Fuel Supply

     The commercial operation of Clover Power Station Unit 2 commenced on March 28, 1996. The summer capability of both Units 1 and 2 have been determined to be 441 Mw.

     The Company's fossil fuel mix consists of coal, oil and natural gas. In 1996, Virginia Power consumed approximately 12 million tons of coal. As with nuclear fuel, the Company utilizes both long-term contracts and spot purchases to support its needs. The Company presently anticipates that sufficient coal supplies at reasonable prices will be available for the remainder of the 1990s. Current projections for an adequate supply of oil remain favorable, barring unusual international events or extreme weather conditions which could affect both price and supply.

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

     The Company has a diversity exchange agreement with AP under which AP delivers 200 Mw to Virginia Power in the summer and Virginia Power delivers 200 Mw to AP in the winter.

     Virginia Power also has 65 non-utility power purchase contracts with a combined dependable summer capacity of 3,524 Mw. Of this amount, 3,509 Mw were operational at the end of 1996 with the balance scheduled to come on-line through 1999 (see Non-Utility Generation under FUTURE SOURCES OF POWER and Note Q to CONSOLIDATED FINANCIAL STATEMENTS). In an effort to mitigate its exposure to above-market long-term purchased power contracts, the Company is evaluating its long-term purchased power contracts and negotiating modifications to their terms, including cancellations, where it is determined to be economically advantageous to do so. The Company has also negotiated settlements with several other parties to terminate their rights to sell power to the Company.

     In 1995, a wholesale power group was formed within the Company to actively participate in the purchase and sale of wholesale electric power in the open market. The wholesale power group has expanded the Company's trading range beyond the geographic limits of the Virginia Power service territory, and has developed trading relationships with utilities on a nationwide basis. During 1996, the Company expanded its gas marketing activities, trading in the open market both within and outside the Virginia Power service territory. The gas marketing function is organized as a part of the wholesale power group and broadens the Company's product mix to provide a full range of wholesale energy marketing services.

     On August 15, 1996, pursuant to the provisions of the Interconnection and Operating Agreement between ODEC and Virginia Power, ODEC gave written notice of its intent to reduce its supplemental demand purchases under that Agreement to zero within nine years. 1997 supplemental demand charges (other than charges relating to transmission and distribution which will continue in any case) are expected to be $63 million. On November 19, 1996, the Company and ODEC reached principles of agreement providing that Virginia Power will continue to supply all of ODEC's supplemental capacity needs through 2005, rather than the declining amounts after 1999 under prior agreements. Under the principles of agreement, the Company's recovery of fixed charges will be reduced over time as supplemental capacity rates transition from fully-embedded costs to market-based pricing. The Company estimates the reduced rates, offset in part by other revenues which may be earned under the agreement, will decrease income before taxes by approximately $38 million through 2005.

                                INTERCONNECTIONS

     The Company maintains major interconnections with Carolina Power and Light Company, AEP, AP and the utilities in the Pennsylvania-New Jersey-Maryland Power Pool. Through this major transmission network, the Company has arrangements with these utilities for coordinated planning, operation, emergency assistance and exchanges of capacity and energy.

     On June 19, 1996, a transmission alliance was formed among Virginia Power, Allegheny Power, Centerior Energy, and Ohio Edison to promote fair and equitable use of the transmission systems. This alliance is an outgrowth of the General Agreement on Parallel Paths (GAPP), a group of 21 utilities, independent power producers, cooperatives, and public power authorities, that was formed in the early 1990s to work on a series of principles to govern inter-system wholesale power transfers. The four utilities that are initiating the transmission alliance are all members of the GAPP initiative and are forming the alliance to specifically further the principles of GAPP as the electric utility industry continues the evolution to, and beyond, open access transmission service. The alliance has adopted the specific GAPP principles to ensure that proper reimbursement is made to each alliance utility handling a power transfer through the parallel path concept. A GAPP Matrix Subcommittee will determine the parallel paths any specific transaction will take and the GAPP compensation procedure will determine the compensation owed to the utilities involved. The Company views the alliance as an important step towards implementing flow and distance sensitive pricing of transmission service.

     On December 4, 1996, Virginia Power and five other North American utilities announced plans for a test of principles designed to maintain the reliability of electric transmission systems, encourage optimal use of the facilities, and ensure fair payment for their use. Virginia Power and the four other U.S. utilities involved in the plan asked FERC for permission to test compensation methods contained in GAPP. Using the GAPP principles, participants in the test would use actual power flows to allocate among themselves transmission service revenues. The five U.S. participants asked FERC for permission to begin the test on April 2, 1997. In addition to Virginia Power, the U.S. participants in the test include Allegheny Power, Centerior Energy, Ohio Edison and Southern Company. While not under FERC jurisdiction, Ontario Hydro is also a participant in the experiment. The experiment would also give utilities more thorough information on the use of regional transmission capacity by utilizing the GAPP Information System (GIS). This system stores data regarding scheduled power transactions and analyzes the anticipated paths the power will take during the transfers. The information is essential for optimal use of the integrated transmission network.

     The GAPP principles have been developed during the last five years by a broad cross-section of transmission users, including utilities in the United States and Canada, public power authorities, rural electric cooperatives, power marketers and independent power producers. The principles are designed to deal with the issue of parallel flows. Within tightly interconnected transmission grids, power does not always flow in a direct path -- often called the "contract path" -- from seller to buyer. The power may in fact flow through several adjoining systems to get to the end-user, even if the buyer and seller are directly interconnected. Under current rules, utilities are not fully compensated for the use of these "parallel paths." Compensation for transmission services historically has been based on contract paths. The companies in the GAPP experiment will analyze the paths power actually takes through their system, then allocate transmission service compensation to reflect those paths. For the five utilities in the United States, the allocations will be based on the open access transmission tariffs each filed with FERC in response to FERC Order 888. In their filing, the participants noted that the test could be expanded to include additional utilities and other entities that receive revenue from transmission services. The test will have no effect on the rates the six utilities charge for transmission services.

     The Company and Appalachian Power Company (AEP Virginia), an operating unit of AEP, have each sought approval from the Virginia Commission to construct interconnecting transmission facilities. AEP Virginia proposes to construct 116 miles of 765 Kv line to connect with Virginia Power's proposed 102 miles of 500 Kv line. Virginia Power does not intend to build its facility unless the AEP Virginia facility, which requires approval in West Virginia as well as Virginia, is also approved and built. Approval of both facilities has been recommended by a Virginia Commission Hearing Examiner. On December 13, 1995, the Virginia Commission issued an Interim Order in the AEP Virginia case in which it found that additional transmission capacity is needed but directed AEP Virginia to provide further information as to routing, mitigation of visual impact, and uses of the line.

                            FUTURE SOURCES OF POWER

     As reported earlier, both the Hoosier 400 Mw long-term purchase and the AEP 500 Mw long-term purchase will expire on December 31, 1999. With the scheduled termination of 900 Mw of long-term purchases and continued system load growth, the Company presently anticipates adding 1,200 Mw of short-term (three-year) purchases beginning in the year 2000. The Company has and will pursue capacity acquisition plans to provide that capacity and maintain a high degree of service reliability. This capacity may be owned and operated by others and sold to the Company or may be built by the Company if it determines it can build capacity at a lower overall cost. The Company also pursues conservation and demand-side management (see CONSERVATION AND LOAD MANAGEMENT below).

     The Company's continuing program to meet future capacity requirements is summarized in the following table:

Company Owned Generation

     No Company owned generation is currently in the planning or construction stages.

Non-Utility Generation

                                     Number of
                                     Projects                Mw
                                     ---------              -----
Projects Operational                     62                 3,509
Projects Financed                         0                     0
Unfinanced Projects                       3                    15
                                         --
                                                            -----
Total Contracts                          65                 3,524
                                         --                 -----
                                         --                 -----

     For additional information, see Note Q to CONSOLIDATED FINANCIAL
STATEMENTS.

                     COMPETITION AND STRATEGIC INITIATIVES

     A number of developments in the United States are causing a trend toward less regulation of and more competition in the electric utility industry. This is evidenced by legislative and regulatory action at both the federal and state levels. To the extent that competition is either authorized or mandated and regulation is eliminated or relaxed, electric utilities will no longer, in the absence of appropriate legislative or regulatory action during the transition period, be guaranteed an opportunity to recover all of their prudently-incurred costs including their cost of capital, and utilities with costs that exceed the market prices established by the competitive market will run the risk of suffering losses, which may be substantial.

     Virginia Power has responded to these trends by undertaking cost-cutting measures, engaging in re-engineering efforts of its core business processes, and pursuing a strategic planning initiative (called Vision 2000) to encourage innovative approaches to servicing traditional markets and to develop appropriate methods by which to service future markets. The Company has established separate business units for its nuclear operations, fossil and hydroelectric operations, commercial operations and its energy services business. A re-engineering and re-missioning review of the Fossil and Hydroelectric Business Unit and Nuclear Business Unit has been completed and implementation is now complete. The Corporate Center is now in the final stages of review. The Company's Commercial Operations Business Unit has completed its review and has begun implementation of several organizational modifications and applications of new technology to improve customer service and reduce operational costs. Some of these improvements will require investments of approximately $100 million, which will be expended over several years.

     The Company has created a subsidiary to provide nuclear management and operation services to electric utilities seeking assistance in the management and operation of their nuclear generating facilities; it acquired an operating business, A&C Enercom, Inc., a provider of marketing, program planning and design, customer engineering and energy consulting services; it is seeking approval to engage in the telecommunications business; and it is in the planning stages of creating additional subsidiaries to engage in these and other unregulated businesses. It is also taking regulatory and legislative initiatives designed to enhance the likelihood that the transition to competition is an orderly one and that the Company will not be prevented from recovering prudently-incurred costs and investments.

     In addition, Virginia Power is actively pursuing opportunities to expand its markets through strategic alliances with partners whose strengths, market position and strategies complement the Company's and where efficiencies can be gained through the alliance.

     A significant part of the Company's strategy relies on developing "non-traditional" business opportunities designed to provide growth in earnings. The Energy Services Business Unit is the most prominent example of this growth strategy. The Energy Services Business Unit is expected to contribute to earnings growth by offering the market a portfolio of energy related products and services. Other examples of such opportunities include the Fossil & Hydro Business Unit, through which the Company will target process type industries, such as chemical, paper, plastics and petroleum to become a service provider of instrumentation equipment, and the Nuclear Business Unit, whose position as an industry leader offers opportunities to provide services to other nuclear utilities striving to improve their safety records. The Commercial Operations Business Unit will provide power distribution related service. Finally, the Telecommunications Act of 1996 opened up opportunities to generate growth through use of existing telecommunications infrastructure to provide telecommunications services and new energy services through the Company's existing fiber-optic network.

     Virginia Power has organized a wholesale power group to engage in off-system wholesale purchases and sales, and that group is developing trading relationships beyond the geographic limits of Virginia Power's retail service territory. The Company has also been successful in negotiation of wholesale requirements contracts with multi-year provisions for notice of termination of service and a long-term contract with large federal government customers for service to facilities within the Company's service territory and has obtained regulatory approval of innovative pricing proposals for industrial loads, although rate concessions have been necessary in some cases. To date, the Company has not experienced any material loss of load, and the reduction of 1997 revenues attributable to such rate concessions is expected to approximate $22 million.

     For a more detailed discussion, see FUTURE ISSUES -- Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        CONSERVATION AND LOAD MANAGEMENT

     The Company is committed to evaluating and selecting demand-side and supply-side options on a consistent basis in order to provide reliable, low-cost service to its customers. Conservation and load management programs are selected annually at Virginia Power through an integrated resource planning process which directly compares the stream of costs and benefits from supply-side and demand-side options. This process supports the selection of a conservation and load management portfolio which contributes both to the selection of low-cost resources to meet the future electricity needs of the Company's customers as well as the efficient use of current resources.

     Recent declines in avoided costs and the arrival of competition have caused the Company to modify the package of cost-effective measures which it supports in the annual Energy Efficiency Plan. In the future, the Company anticipates a greater reliance on the use of price signals to convey information to our customers regarding costs, resulting in more efficient purchase decisions. Finally, in an investigation sparked by the fundamental changes occurring in the electric utility industry, the Virginia Commission has requested the Company to evaluate the Commission's current policies regarding conservation and load management programs.

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

     The civil action filed December 13, 1995, in the United States District Court for the Eastern District of Virginia, Norfolk Division, was dismissed by the Federal Court on August 7, 1996. However, two civil actions have been filed in the Virginia Circuit Court of the City of Norfolk against the City of Norfolk and Virginia Power, one for fifteen million dollars and one for three million dollars, by property owners who each allege contamination of their respective properties by hazardous substances originating on nearby property now owned by the city and formerly owned by the Company. The Company has filed answers denying liability. A trial date of August 18, 1997 has been set for the action seeking fifteen million dollars.

     On May 24, 1996, in the proceeding to investigate the holding company structure and the relationship between Dominion Resources and Virginia Power, the Virginia Commission entered an order imposing certain requirements as to the adoption of conflict-of-interest standards, auditing of affiliate transactions, and review of executive services provided by Dominion Resources. The proceeding was continued until July 12, 1997 to allow the Commission and its Staff to monitor the companies and evaluate whether further action by the Commission might be desirable. A consent order requiring Commission approval before Dominion Resources can take certain corporate actions involving Virginia Power was allowed to expire in accordance with its terms on July 2, 1996.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                    PART II

               ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

     All of the Company's Common Stock is owned by Dominion Resources.

     During 1996 and 1995, the Company paid quarterly cash dividends on its Common Stock as follows:

                                         1st        2nd       3rd       4th
                                        ------     -----     -----     ------
                                                     (Millions)
1996................................    $ 95.3     $96.5     $96.1     $ 97.9
1995................................    $100.3     $96.0     $99.2     $ 98.8

                        ITEM 6. SELECTED FINANCIAL DATA

                                                1996          1995          1994          1993          1992
                                              ---------     ---------     ---------     ---------     ---------
                                                               (Millions, except percentages)
Operating revenues........................    $ 4,382.6     $ 4,350.4     $ 4,170.8     $ 4,187.3     $ 3,679.6
Operating income..........................        765.1         746.5         731.4         813.4         761.6
Income before cumulative effect of a
  change in accounting principle..........        457.3         432.8         447.1         509.0         455.2
Cumulative effect of a change in
  accounting principle....................                                                                 14.3
                                              ---------     ---------     ---------     ---------     ---------
Net income................................    $   457.3     $   432.8     $   447.1     $   509.0     $   469.5
                                              ---------     ---------     ---------     ---------     ---------
                                              ---------     ---------     ---------     ---------     ---------
Balance available for Common Stock........    $   421.8     $   388.7     $   404.9     $   466.9     $   423.8
Total assets..............................     11,828.0      11,827.7      11,647.9      11,520.5      11,316.7
Total net utility plant...................      9,433.8       9,573.1       9,623.4       9,459.7       9,254.7
Long-term debt, noncurrent capital lease
  obligations, preferred stock subject to
  mandatory redemption and preferred
  securities of subsidiary trust..........      3,916.2       4,228.0       4,157.5       4,151.1       4,089.5
Utility plant expenditures (including
  nuclear fuel)...........................        484.0         577.5         660.9         712.8         716.5
Capitalization ratios (percent):
  Debt....................................         46.4          47.2          46.7          46.4          46.3
  Preferred stock.........................          7.5           7.5           9.0           9.2           9.7
  Preferred securities....................          1.5           1.5
  Common equity...........................         44.6          43.8          44.3          44.4          44.0
Embedded cost (percent):
  Long-term debt..........................         7.68          7.73          7.65          7.67          7.86
  Preferred stock.........................         5.14          5.29          5.47          4.88          5.38
  Preferred securities....................         8.72          8.72
  Weighted average........................         7.34          7.41          7.29          7.18          7.42

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions, including certain contingency matters (and their respective cautionary statements) discussed elsewhere in this report, that are not historical facts, are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

     Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include current governmental policies and regulatory actions (including those of FERC, the EPA, the NRC and the Virginia Commission), industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and storage facilities, recovery of the cost of purchased power, nuclear decommissioning costs, and present or prospective wholesale and retail competition. The business and profitability of Virginia Power are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, unanticipated changes in operating expenses and capital expenditures, competition for new energy development opportunities and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Virginia Power. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business of the Company.

     Any forward-looking statement speaks only as of the date on which such statement is made, and Virginia Power undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Liquidity and Capital Resources

     Cash flow from operating activities has accounted for, on average, 75% of the Company's cash requirements over the past three years.

     With the completion of the 882 Mw coal-fired power station near Clover, Virginia, the Company is in a period in which internal cash generation will exceed construction expenditures. The internal generation of cash in 1996, 1995 and 1994 provided 143%, 119% and 88%, respectively, of the funds required for the Company's capital requirements.

     Net cash provided by operating activities decreased $10.1 million in 1996 as compared to 1995, primarily as a result of normal operations.

     Net cash provided by operating activities increased by $107.1 million in 1995 as compared to 1994, primarily as a result of increased sales, partially offset by a number of other factors resulting from normal operations.

     Cash from (to) financing activities was as follows:

                                                                  1996         1995         1994
                                                                --------     --------     --------
                                                                            (Millions)
Common Stock................................................                              $   75.0
Mortgage bonds..............................................                 $  200.0        325.0
Medium-term notes...........................................                     40.0        100.0
Pollution control securities................................    $   24.5                      39.0
Preferred securities of subsidiary trust....................                    135.0
Short-term debt.............................................       143.4        169.0        (43.0)
Repayment of long-term debt and preferred stock.............      (284.1)      (439.0)      (334.3)
Dividends...................................................      (421.4)      (438.6)      (438.2)
Preferred securities distribution...........................       (10.9)        (3.6)
Other.......................................................        (2.3)       (10.1)        (7.8)
                                                                --------     --------     --------
  Total.....................................................    $ (550.8)    $ (347.3)    $ (284.3)
                                                                --------     --------     --------
                                                                --------     --------     --------

     In 1996, the Company issued $24.5 million of variable rate solid waste disposal securities to refund $24.5 million of securities assumed in its acquisition of the North Branch Power Station. Also in 1996, the Company retired a total of $259.6 million of Medium-Term Notes through mandatory maturities.

     In June 1996, the Company increased the limit for its commercial paper program from $300 million to $500 million with the execution of $500 million of revolving credit facilities, which replaced existing liquidity support. Proceeds from the sale of commercial paper are primarily used to finance working capital for operations. Net borrowings under the commercial paper program were $312.4 million at December 31, 1996.

     In January 1997, the Company filed a registration statement with the Securities and Exchange Commission for $400 million of Junior Subordinated Debentures. At December 31, 1996, the Company had two additional shelf registration statements for debt securities registered with the Securities and Exchange Commission, one for $575 million of First and Refunding Mortgage Bonds and the other for $200 million of Medium-Term Notes, Series F. In February 1997, the Company issued $200 million of First and Refunding Mortgage Bonds, the proceeds of which were primarily used to refund a portion of the Company's debt that matured in February and March of 1997. These three shelf registrations combine to provide the Company with $975 million of unused debt capital resources. In addition, the Company has a Preferred Stock shelf, registered with the Securities and Exchange Commission, for $100 million in aggregate principal amount, which has not been utilized. The Company intends to issue securities from time to time to meet its capital requirements.

     Cash used in investing activities was as follows:

                                                                  1996         1995         1994
                                                                --------     --------     --------
                                                                            (Millions)
Utility plant expenditures..................................    $ (393.8)    $ (519.9)    $ (580.9)
Nuclear fuel................................................       (90.2)       (57.6)       (80.0)
Nuclear decommissioning contributions.......................       (36.2)       (28.5)       (24.5)
Sale of accounts receivable, net............................                   (160.0)       (40.0)
Purchase of subsidiary assets...............................       (13.7)
Other.......................................................       (12.5)       (11.1)        (1.4)
                                                                --------     --------     --------
  Total.....................................................    $ (546.4)    $ (777.1)    $ (726.8)
                                                                --------     --------     --------
                                                                --------     --------     --------

     Investing activities in 1996 resulted in a net cash outflow of $546.4 million primarily due to $393.8 million of construction expenditures and $90.2 million of nuclear fuel expenditures. The construction expenditures included approximately $78.6 million for production projects, $244.6 million for transmission and distribution projects, and $17.1 million for new generating facilities.

Capital Requirements

     The Company presently anticipates that kilowatt-hour sales will grow approximately 2.4 percent a year through 2011. The Hoosier 400 Mw and the AEP 500 Mw long-term purchase agreements will expire on December 31, 1999. With the scheduled termination of 900 Mw of long-term purchases and continued system load growth, the Company presently anticipates adding 1,200 Mw of short-term (three-year) purchases beginning in the year 2000. The Company has and will pursue capacity acquisition plans to provide that capacity and maintain a high degree of service reliability. This capacity may be owned and operated by others and sold to the Company or may be built by the Company if it determines it can build capacity at a lower overall cost.

     The Company's construction and nuclear fuel expenditures (excluding AFC), during 1997, 1998 and 1999 are expected to aggregate $529.2 million, $539.2 million and $397.0 million, respectively.

     Clover Unit 2, which is part of a two-unit facility jointly owned with ODEC, began commercial operation in March 1996. The Company's fifty percent ownership share of the cost of construction was completed at a cost of $235 million.

     The Company will require $311.3 million to meet long-term debt maturities in 1997. The Company presently estimates that all of its 1997 construction expenditures, including nuclear fuel expenditures, will be met through cash flow from operations. Other capital requirements will be met through a combination of sales of securities and short-term borrowings.

Results of Operations

     The following is a discussion of results of operations for the years ended 1996 as compared to 1995, and 1995 as compared to 1994.

1996 Compared to 1995

     Balance available for Common Stock increased by $33.1 million as compared to 1995, primarily as a result of an increase in operating revenues, a reduction in maintenance expenses primarily attributable to the Company's Vision 2000 initiatives, and a decline in restructuring costs, offset in part by the higher storm damage costs incurred from destructive summer storms, and increased depreciation expense related to nuclear decommissioning and Clover Units 1 and 2, which began operations in October 1995 and March 1996, respectively.

     Operating Revenues changed primarily due to the following:

                                             Increase
                                         (Decrease) From
                                            Prior Year
                                        ------------------
                                         1996       1995
                                        ------     -------
                                            (Millions)
Customer growth.....................    $ 52.5     $  76.2
Weather.............................       4.4        81.6
Base rate variance..................     (35.5)        6.3
Fuel rate variance..................     (89.6)       (8.9)
Other, net..........................      34.1        (6.0)
                                        ------     -------
  Total retail......................     (34.1)      149.2
Sales for resale....................      33.1        32.8
Other operating revenues............      33.2        (2.4)
                                        ------     -------
  Total revenues....................    $ 32.2     $ 179.6
                                        ------     -------
                                        ------     -------

     As detailed in the chart above, the decrease in retail revenues reflects a reduction in fuel rate revenues and a reduction in base revenues due to the effect of the mild summer weather in 1996 on the Company's summer retail rates which are designed to reflect expected usage during normal weather conditions, offset in part by continued customer growth during 1996. The increased sales for resale were primarily a result of the Company's marketing efforts during 1996, offset by a decrease in sales to ODEC due to completion of Clover Units 1 and 2, of which ODEC owns a 50 percent interest. Other operating revenues increased primarily as a result of the revenues generated by the Company's non-regulated subsidiary, A&C Enercom, Inc., which was formed in January 1996 to provide marketing, program planning and design, customer engineering and energy consulting services.

     During 1996, the Company had 44,528 new connections to its system compared to 44,955 and 46,741 in 1995 and 1994, respectively.

     Customer kilowatt-hour sales changed as follows:

                                            Increase
                                        (Decrease) From
                                           Prior Year
                                        ----------------
                                        1996       1995
                                        -----     ------
Residential.........................      2.3%       4.1%
Commercial..........................      2.3        3.6
Industrial..........................      2.3        3.6
Public authorities..................      2.6        4.0
Total retail sales..................      2.4        3.8
Resale..............................     36.3       13.4
Total sales.........................      6.3        4.9

     Cooling and heating degree days were as follows:

                                        1996      1995      Normal
                                        -----     -----     -------
Cooling degree days.................    1,365     1,667      1,531
Percentage change compared to prior
  year..............................    (18.1)%     3.3%
Heating degree days.................    4,131     3,790      3,672
Percentage change compared to prior
  year..............................      9.0%      7.8%

     The increase in retail kilowatt-hour sales in 1996 as compared to 1995 reflects continued customer growth. The increase in kilowatt-hour sales for resale was primarily due to the Company's power marketing efforts.

     The average fuel cost of system energy output is shown below:

                                         Mills Per Kilowatt-hour
                                        -------------------------
                                        1996      1995      1994
                                        -----     -----     -----
Nuclear.............................     4.48      4.92      4.89
Coal................................    14.32     14.44     14.61
Oil.................................    27.75     25.11     23.00
Purchased power, net................    21.99     22.50     23.99
Other...............................    26.98     23.82     25.46
Average fuel cost...................    13.47     13.73     14.02

     System energy output is shown below:

                                        Estimated             Actual
                                        ---------     ----------------------
                                          1997        1996     1995     1994
                                        ---------     ----     ----     ----
Nuclear(*)..........................        33%        32 %     32 %     34 %
Coal(**)............................        40         38       39       36
Oil.................................                    1        1        3
Purchased power, net................        24         27       25       23
Other...............................         3          2        3        4
                                           ---        ----     ----     ----
                                           100%       100 %    100 %    100 %
                                           ---        ----     ----     ----
                                           ---        ----     ----     ----

---------------

     (*) Excludes ODEC's 11.6 percent ownership interest in the North Anna Power Station. The Company's four nuclear units operated at a combined capacity factor of 88.2% during 1996, a Company record.

     (**) Excludes ODEC's 50 percent ownership interest in the Clover Power Station

     Fuel, net decreased as compared to 1995, primarily as a result of a higher recovery of fuel expenses subject to deferral accounting in 1995, offset in part by increased purchases of energy from other wholesale power suppliers.

     Maintenance decreased as compared to 1995, primarily as a result of a reduction in expenses attributable to the Company's Vision 2000 initiatives, offset in part by the higher storm damage costs incurred from destructive summer storms, including Hurricane Fran.

     Restructuring charges incurred as part of the Vision 2000 program (see Note P to CONSOLIDATED FINANCIAL STATEMENTS) decreased as compared to 1995, primarily as a result of the $37.3 million charge during 1995 for the cancellation of a project to construct a facility to handle low level radioactive waste at the Company's North Anna Power Station and the 1995 writedown of inventory and certain real estate, partially offset by a reserve recorded in 1996 for expected adjustments to regulatory assets. The Company recorded $91.6 million and $117.9 million of restructuring charges in 1996 and 1995, respectively. Restructuring charges included severance costs, purchased power contract restructuring and negotiated settlement costs, capital project cancellation costs and other costs. The Company estimates that the staffing reductions will result in annual savings, net of outsourcing costs, in the range of $62 million to $90 million. When realized, savings from staffing reductions will be reflected in lower construction expenditures as well as lower operation and maintenance expenses. While the Company may incur additional charges for further staffing reductions in 1997, the amounts are not expected to be significant.

     The incurrence of restructuring charges and the savings resulting therefrom in subsequent periods are elements of the Company's cost of operations and will be considered in the cost of service information filed by the Company in response to the Virginia Commission's Order issued on November 12, 1996. See Regulation -- Virginia Commission under Item 1. BUSINESS for additional information on current rate proceedings.

     In this increasingly competitive environment, the Company has also concluded that it is appropriate to utilize available savings and cost reductions, such as those generated by the Vision 2000 program, to accelerate the write-off of existing unamortized regulatory assets. Not only will this strategically position the Company in anticipation of competition, but it also reflects the Company's commitment to mitigate its exposure to potentially stranded costs (see Competition below). As of December 31, 1996, the Company had identified savings of $26.7 million which were used to establish a reserve for expected adjustments to regulatory assets.

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

     Depreciation and amortization increased as compared to 1995, primarily as a result of greater nuclear decommissioning expense and depreciation related to Clover Units 1 and 2 which were placed in service in October 1995 and March 1996, respectively.

1995 Compared to 1994

     Operating revenues increased as compared to 1994, primarily as a result of the weather, i.e., increased heating and cooling degree days, experienced in the last six months of 1995, customer growth and increased sales for resale.

     Operating expenses -- Other and Maintenance decreased as compared to 1994. Expenses during 1994 included payroll and voluntary separation costs for those employees who elected to terminate service with the Company under the 1994 Early Retirement and Voluntary Separation Programs, offset in part by recognition of insurance policyholder distributions. Expenses in 1995 reflected a decrease in payroll costs due to reduced staffing levels and weather-related overtime, offset by 1995 salary increases and the impact of employees being reassigned from capital to operation and maintenance activities. In addition, 1995 expenses include expenses associated with the North Branch Power Station, increased obsolete inventory costs, increased accruals for employee benefits, and increased nuclear outage costs.

     Restructuring - The Company announced the implementation phase of its Vision 2000 program in March 1995. During 1995, the Company recorded $117.9 million of restructuring charges which included severance costs, purchase power contract cancellation and negotiated settlement costs, capital project cancellation costs and other costs.

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

     On November 12, 1996, the Virginia Commission instituted a proceeding and directed the Company to provide certain information, including any alternative form of regulation proposed by the Company at this time, by March 31, 1997. On March 7, 1997, in this proceeding and in a separate Annual Information Filing proceeding, the Virginia Commission entered an order providing that the Company's rates shall become interim rates subject to refund as of March 1, 1997.

     For additional information on the current rate proceedings, see Regulation under Item 1. BUSINESS.

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

Environmental Protection and Monitoring Expenditures

     The Company incurred $71.1 million, $68.3 million and $67.3 million (including depreciation) during 1996, 1995 and 1994, respectively, in connection with the use of environmental protection facilities and expects these expenses to be approximately $71.5 million in 1997. In addition, capital expenditures to limit or monitor hazardous substances were $22.4 million,

$23.4 million and $47.3 million for 1996, 1995 and 1994, respectively. The amount estimated for 1997 for these expenditures is $14.3 million.

Clean Air Act Compliance

     The Clean Air Act, as amended in 1990, requires the Company to reduce its emissions of sulfur dioxide (SO(2)) and nitrogen oxides (NO(x)). Beginning in 1995, the SO2 reduction program is based on the issuance of a limited number of SO2 emission allowances, each of which may be used as a permit to emit one ton of SO2 into the atmosphere or may be sold to someone else. The program is administered by the EPA.

     The Company has installed SO(2) control equipment on Unit 3 at Mt. Storm Power Station. The SO(2) control equipment began operation on October 31, 1994. The cost of this and related equipment was $147 million. Additional plans for SO(2) control involve switching to lower sulfur coal, purchase of emmission allowances and additional SO(2) controls. Maximum flexibility and least-cost compliance will be maintained through annual studies. The Company has completed its compliance plan for NO(x) control, with the exception of some additional studies concerning Phase II of the Clean Air Act, for which the EPA issued final regulations in December 1996, and ozone control requirements, for which final regulations have not yet been promulgated.

     In 1996, the Company installed NO(x) controls on Possum Point Unit 4 at a cost of about $4 million, and at Mt. Storm Unit 3 at a cost of about $6 million. The Company plans to install additional NO(x) controls and modify existing controls at Mt. Storm Units 1 and 2 in 1997, and to seek alternative emission limitations from the EPA for all three Mt. Storm units. The Company has notified the EPA of its decision (called "early election") to begin complying with Phase I NO(x) limits at ten of its units in Virginia in 1997, three years earlier than otherwise required. As a result, the units will not be subject to more stringent Phase II limits until 2008.

     In order to assist the Virginia Department of Environmental Quality in maintaining good air quality in the Richmond and Hampton Roads regions, and to avoid the necessity of more stringent regulations, the Company made voluntary commitments in 1996 to cap NO(x) emissions at its Chesterfield and Yorktown Power Stations and the Chesapeake Energy Center beginning in 2000.

     Capital expenditures on Clean Air Act compliance over the next five years are projected to be approximately $21 million. Changes in the regulatory environment, availability of allowances, and emissions control technology could substantially impact the timing and magnitude of compliance expenditures.

     The Clean Air Act amendments also require the Company to obtain operating permits for all major emissions-emitting facilities. Permit applications have been submitted, and deemed complete by the regulatory authorities, for the Mt. Storm and North Branch power stations. Applications for the Virginia stations are expected to be filed within the next two years.

Global Climate Change

     In 1993, the United Nation's Framework Convention on Climate Change, also called The Global Warming Treaty, which was signed by more than 150 countries, including the United States, became effective. The objective of the treaty is the stabilization of greenhouse gas concentrations at a level that would prevent manmade emissions from interfering with the climate system.

     Although there is considerable scientific disagreement concerning the effects of greenhouse gas emissions on global climate, the United States and many other nations are supporting an international treaty, to be finalized in December 1997, containing legally binding emissions targets to be achieved between 2010 and 2020. The reduction in greenhouse gas emissions necessary to achieve these targets is likely to have a substantial financial impact on companies that consume or produce fossil fuel derived electric power, including Virginia Power.

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

Nuclear Operations

     The NRC revised the nuclear power plant license renewal rules issued in 1991. The Company intends to work with industry groups on license renewal programs, and apply for renewal of the current 40-year licenses.

     For information on nuclear decommissioning, see Note C to CONSOLIDATED FINANCIAL STATEMENTS.

Risk Management Policy

     In January 1997, the Company adopted a formal risk management policy. The primary purpose of that policy is to ensure that the Company's risk management activities (1) support the advancement of the Company's strategic business plan,
(2) properly manage and mitigate the business and financial risks of the Company through the implementation of strategies with respect to trading, contracting, and other tactics in order to coordinate the effective management of the Company's physical assets, and (3) manage the total risk profile of the Company including physical and financial risk positions utilizing a portfolio approach. NYMEX futures, NYMEX exchange options, over-the-counter (OTC) swaps, and OTC options are permitted financial instruments if utilized in the natural gas, oil products, electric power and coal markets. The use of derivatives with financial instruments as underlyings are also permitted, but are subject to review and approval on an individual transaction basis. The risk management policy strictly prohibits the undertaking of activities for purely speculative purposes.

     While the Company has in the past used swaps, options and other derivative instruments to hedge business and other financial risks, such activity has not been material.

  Competition -- In General

     A number of developments in the United States are causing a trend toward less regulation of and more competition in the electric utility industry. This is evidenced by legislative and regulatory action at both the federal and state levels. To the extent that competition is either authorized or mandated and regulation is eliminated or relaxed, electric utilities will no longer, in the absence of appropriate legislative or regulatory action during the transition period, be guaranteed an opportunity to recover all of their prudently-incurred costs including their cost of capital, and utilities with costs that exceed the market prices established by the competitive market will run the risk of suffering losses, which may be substantial.

     Virginia Power has responded to these trends by undertaking cost-cutting measures, engaging in re-engineering efforts of its core business processes, and pursuing a strategic planning initiative (called Vision 2000) to encourage innovative approaches to servicing traditional markets and to develop appropriate methods by which to service future markets. The Company has established separate business units for its nuclear operations, fossil and hydroelectric operations, commercial operations and its energy services business. It has created a subsidiary to provide nuclear management and operation services to electric utilities seeking assistance in the management and operation of their nuclear generating facilities; it acquired an operating business, A&C Enercom, Inc., a provider of marketing, program planning and design, customer engineering and energy consulting services; it is seeking approval to engage in the telecommunications business; and it is in the planning stages of creating additional subsidiaries to engage in these and other unregulated businesses. It is also taking regulatory and legislative initiatives designed to enhance the likelihood that the transition to competition is an orderly one and that the Company will not be prevented from recovering prudently-incurred costs and investments.

     In addition, Virginia Power is actively pursuing opportunities to expand its markets through strategic alliances with partners whose strengths, market position and strategies complement the Company's and where efficiencies can be gained through the alliance.

     A significant part of the Company's strategy relies on developing "non-traditional" business opportunities designed to provide growth in earnings. The Energy Services Business Unit is the most prominent example of this growth strategy. The Energy Services Business Unit is expected to contribute to earnings growth by offering the market a portfolio of energy related products and services. Other examples of such opportunities include the Fossil & Hydro Business Unit, through which the company will target process type industries, such as chemical, paper, plastics and petroleum to become a service provider of instrumentation equipment, and the Nuclear Business Unit, whose position as an industry leader offers opportunities to provide services to other nuclear utilities striving to improve their safety and operating records. The Commercial Operations Business Unit will provide power distribution related services. Finally, the Telecommunications Act of 1996 opened up opportunities to generate growth through use of existing telecommunications infrastructure to provide telecommunications services and new energy services through the Company's existing fiber-optic network.

     Virginia Power has organized a wholesale power group to engage in off-system wholesale purchases and sales, and that group is developing trading relationships beyond the geographic limits of Virginia Power's retail service territory. The Company has also been successful in negotiation of wholesale requirements contracts with multi-year provisions for notice of termination of service and a long-term contract with large federal government customers for service to facilities within the Company's service territory and has obtained regulatory approval of innovative pricing proposals for industrial loads, although rate concessions have been necessary in some cases. To date, the Company has not experienced any material loss of load, and the reduction of 1997 revenues attributable to such rate concessions is expected to approximate $22 million.

Competition -- Wholesale

     Competition at the wholesale level has been mandated by the Energy Policy Act and the FERC regulations thereunder. During 1996, sales to wholesale customers represented approximately 8 percent of the Company's total revenues from electric sales. Approximately 4 percent of wholesale revenues resulted from the Company's power marketing efforts to make off-system sales.

     FERC established the requirements for open transmission access and related matters in final rules issued on April 24, 1996 in Order No. 888 and Order No.
889. This enables other suppliers of power to displace electric service provided by a utility to wholesale customers served by the utility's transmission system, unless those customers are required by contract to take service from the utility. The orders required utilities to file with FERC an open access transmission tariff, which Virginia Power did on July 9, 1996; they require utilities to take transmission service under that tariff for wholesale power sales; they provide for utilities to recover legitimate, prudent and verifiable costs that would be unrecoverable in a competitive market (stranded costs); they require utilities to participate in an open access same-time information system (OASIS); and they require separation of transmission operations and reliability functions from wholesale merchant and marketing functions. FERC also issued a notice of proposed rulemaking proposing replacement of open access tariffs with a capacity reservation tariff by December 31, 1997. On March 4, 1997, FERC issued Order No. 888-A, in which it addressed requests for rehearing of Order No. 888. Order No. 888-A essentially reaffirms the basic principles of Order No. 888 and clarifies and makes limited modifications to Order No. 888. Parties seeking judicial review of Order Nos. 888 and 888-A must file petition for review with the appropriate United States Court of Appeal by May 5, 1997.

     On August 15, 1996, pursuant to the provisions of the Interconnection and Operating Agreement between ODEC and Virginia Power, ODEC gave written notice of its intent to reduce its supplemental demand purchases under that Agreement to zero within nine years. 1997 supplemental demand charges (other than charges relating to transmission and distribution which will continue in any case) are expected to be $63 million. On November 19, 1996, the Company and ODEC reached principles of agreement providing that Virginia Power will continue to supply all of ODEC's supplemental capacity needs through 2005, rather than the declining amounts after 1999 under prior agreements. Under the principles of agreement, the Company's recovery of fixed charges will be reduced over time as supplemental capacity rates transition from fully-embedded costs to market-based pricing. The Company estimates the reduced rates, offset in part by other revenues which may be earned under the agreement, will decrease income before taxes by approximately $38 million through 2005.

Competition -- Retail

     General retail competition presently is not authorized in Virginia and North Carolina, and as a result Virginia Power faces competition for retail sales only in the ability of certain business customers to relocate among utility service territories, to substitute other energy sources for electric power, and to generate their own electricity. But major customers, principally industrial, and other suppliers of power are advocating retail competition vigorously in Congress and in the Virginia and North Carolina legislatures and commissions. Legislation either to authorize or require retail competition is under consideration in the present Congress, a joint sub-committee of the Virginia Senate and House of Delegates is considering whether and how such competition should be allowed or required, and legislation is pending before the North Carolina General Assembly that would establish a study commission to determine whether legislation is necessary to ensure adequate, reliable and economical electric service in light of current trends in the industry.

     Virginia Power has been advocating a cautious and measured approach to the question of retail competition. In 1996 it initiated legislation, which was enacted by the Virginia General Assembly and became effective July 1, 1996, that authorizes the Virginia Commission to approve alternative forms of regulation, economic development rates and packages of incentive rates; that facilitates a regulated utility's ability to enter into joint ventures and partnerships; that authorizes the Virginia Commission to determine the treatment of stranded costs for service to federal customer accounts, which are otherwise outside the Commission's ratemaking jurisdiction; that establishes that a local referendum must be held before municipalization of utility services may occur for services previously provided by a utility; and that authorizes the Virginia Commission to determine stranded cost payments when utility property is condemned by a municipality or other corporation possessing the power of eminent domain. The Company has also obtained regulatory approval of innovative pricing proposals for industrial loads in Virginia and North Carolina and entered into an energy partnership with a key industrial customer.

     The Virginia Commission is taking an active interest in retail competition in the electric utility industry and the industry restructuring that might accompany such competition. It has instituted both a generic investigation of industry restructuring and competition and a separate proceeding specifically involving Virginia Power. The Company has proposed in that case an alternative regulatory plan intended to facilitate an orderly transition to competition, if such competition should be allowed, including full recovery of any potentially stranded costs. The Company's case was filed with the Commission on March 24, 1997, and it proposes a freeze of present rates through December 31, 2002, during which a portion of earnings above the approved level would be used to accelerate the write-off of generation-related regulatory assets and mitigate the costs associated with payments under power purchase contracts with non-utility generators. If the proposed plan is approved, the Company would commit to write-off $494 million of regulatory assets or other potentially stranded costs during the five-year rate freeze period; however, the Company believes that current rates, which are requested to remain in effect, would be sufficient to permit the recognition of these costs without adversely impacting the results of operations during and after the five-year period. The Company also seeks approval of the principle of stranded cost recovery as well as approval of a Transition Cost Charge mechanism by which costs that may become stranded at the onset of competition will be recoverable from customers who elect to purchase their power in the competitive market if retail competition is allowed in Virginia. The Commission has not established a procedural schedule for the Company's case.

     For a more detailed description of the Virginia Commission proceedings, see Regulation under Item 1. BUSINESS.

Competition -- SFAS 71

     Virginia Power's regulated rates are designed to recover its prudently incurred costs of providing service, including the opportunity to earn a reasonable return on its shareholder's investment. The Company's financial statements reflect assets and costs under this cost-based rate regulation in accordance with Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation," which provides that certain expenses normally reflected in income are deferred on the balance sheet as regulatory assets and are recognized as the related amounts are included in rates and recovered from customers. Continued accounting under SFAS 71 requires that rates designed to recover the utility's specific costs of providing service, are, and will continue to be, established by regulators. The presence of increasing competition that limits the utility's ability to charge rates that recover its costs, or a change in the method of regulation with the same effect, could result in the discontinued applicability of SFAS 71.

     Rate-regulated companies are required to write off regulatory assets against earnings whenever those assets no longer meet the criteria for recognition as defined by SFAS 71. In addition, SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires a review of long-lived assets for impairment whenever events or changes in circumstances, such as those used to determine continued applicability of SFAS 71, indicate that the carrying amount of an asset may not be recoverable.

     Virginia Power's operations currently satisfy the SFAS 71 criteria. However, if events or circumstances should change so that those criteria are no longer satisfied, management believes that a material adverse effect on the Company's results of operations and financial position may result. In light of changes predicted for the electric utility industry, however, the Company will continue monitoring its regulatory operations in light of the SFAS 71 requirements.

Competition -- Exposure to Potentially Stranded Costs

     Under traditional cost-based regulation, utilities have generally had an obligation to serve supported by an implicit promise of the opportunity to recover prudently incurred costs. The most significant potential adverse effect of competition is "stranded costs." Stranded costs are those costs incurred or commitments made by utilities under cost-based regulation that may not be reasonably expected to be recovered in a competitive market. Regulatory assets recognized under SFAS 71, unrecovered investment in power plants, commitments such as long-term purchased power contracts and nuclear decommissioning costs are items that may become stranded costs if prices for electric services are determined by the market rather than based on the cost of providing that service.

     The Company's potential exposure to stranded costs is comprised of long-term purchased power contracts that may be above market, costs pertaining to certain generating plants that may become uneconomic in a deregulated environment and regulatory assets for items such as income tax benefits previously flowed-through to customers, deferred losses on reacquired debt, and other costs (see Note G to CONSOLIDATED FINANCIAL STATEMENTS). In addition, unfunded obligations for nuclear plant decommissioning and postretirement benefits not yet recognized in the financial statements could contribute to the Company's exposure to potentially stranded costs. See Notes C and O to CONSOLIDATED FINANCIAL STATEMENTS.

     Any forecast of potentially stranded costs is inextricably tied to the assumptions made at the time of the analysis, including the timing of open access (customer choice) in the market for electric service, the extent of open access permitted, potential prices in the competitive market, sales and load growth forecasts, future operating performance, rate revenues permitted during the transition, cost structure over time, mitigation opportunities and stranded cost recovery mechanisms. The calculation of potentially stranded costs is extremely sensitive to the various assumptions made. Certain combinations of these assumptions as applied to Virginia Power would produce little to no stranded costs; under other scenarios Virginia Power's exposure to potentially stranded costs could be substantial.

     Virginia Power is presently assessing the reasonableness of various possible assumptions, but it has not been able to settle on any particular combination thereof. Thus Virginia Power's maximum exposure to potentially stranded costs is uncertain, as is the extent to which such costs, if any, will be recoverable from customers. Virginia Power believes that recovery of such costs, if any, is appropriate and will vigorously pursue the recovery of any potentially stranded costs with the regulatory commissions having jurisdiction over its operations and continue to implement cost-reduction measures in an effort to mitigate the amount at risk.

     Presently, Virginia Power expects to continue to operate under regulation and to recover its cost of providing traditional electric service. However, the form of cost-based rate regulation under which Virginia Power operates is likely to evolve as a result of various legislative or regulatory initiatives, including Virginia Power's alternative regulatory plan filed with the Virginia Commission on March 24, 1997. At this time, Virginia Power management can predict neither the ultimate outcome of regulatory reform in the electric utility industry nor the impact such changes would have on Virginia Power.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                           Page
                                                                           No.
                                                                           ----
Report of Management.....................................................    27
Report of Independent Auditors...........................................    28
Consolidated Statements of Income for the years
  ended December 31, 1996, 1995 and 1994.................................    29
Consolidated Balance Sheets at
  December 31, 1996 and 1995.............................................    30
Consolidated Statements of Earnings Reinvested
  in Business for the years ended December 31, 1996, 1995 and 1994.......    32
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994.......................................    33
Notes to Consolidated Financial Statements...............................    34

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

     Management maintains a system of internal accounting controls designed to provide reasonable assurance, at a reasonable cost, that the Company's assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed and recorded in accordance with established procedures. Management recognizes the inherent limitations of any system of internal accounting control and, therefore cannot provide absolute assurance that the objectives of the established internal accounting controls will be met. This system includes written policies, an organizational structure designed to ensure appropriate segregation of responsibilities, careful selection and training of qualified personnel and internal audits. Management believes that during 1996 the system of internal control was adequate to accomplish the intended objective.

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

                      VIRGINIA ELECTRIC AND POWER COMPANY

          J. T. Rhodes                     E. M. Roach, Jr.
         President and              Senior Vice President-Finance,
        Chief Executive              Regulation & General Counsel
            Officer

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of Virginia Electric and Power Company:

     We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Resources, Inc.) and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, earnings reinvested in business, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Richmond, Virginia
February 11, 1997

                      VIRGINIA ELECTRIC AND POWER COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       For the Years Ended December 31,
                                                                      ----------------------------------
                                                                        1996         1995         1994
                                                                      --------     --------     --------
                                                                                  (Millions)
Operating revenues................................................    $4,382.6     $4,350.4     $4,170.8
                                                                      --------     --------     --------
Operating expenses:
  Operation:
     Fuel, net....................................................       987.0      1,006.9        973.0
     Purchased power capacity, net................................       700.5        688.4        669.4
     Other........................................................       546.9        543.8        577.4
  Maintenance.....................................................       250.9        260.5        263.2
  Restructuring...................................................        91.6        117.9
  Depreciation and amortization...................................       502.0        469.1        446.3
  Amortization of terminated construction project costs...........        34.4         34.4         34.4
  Taxes -- Income.................................................       241.9        228.1        223.0
         -- Other.................................................       262.3        254.8        252.7
                                                                      --------     --------     --------
       Total......................................................     3,617.5      3,603.9      3,439.4
                                                                      --------     --------     --------
Operating income..................................................       765.1        746.5        731.4
Other income......................................................         7.7          6.7         10.9
                                                                      --------     --------     --------
Income before interest charges....................................       772.8        753.2        742.3
                                                                      --------     --------     --------
Interest charges:
  Interest on long-term debt......................................       287.9        302.6        291.9
  Other...........................................................        22.4         20.1          7.5
  Allowance for borrowed funds used during construction...........        (1.9)        (4.7)        (4.2)
                                                                      --------     --------     --------
       Total......................................................       308.4        318.0        295.2
                                                                      --------     --------     --------
Distributions -- preferred securities of subsidiary trust, net....         7.1          2.4
                                                                      --------     --------     --------
Net income........................................................       457.3        432.8        447.1
Preferred dividends...............................................        35.5         44.1         42.2
                                                                      --------     --------     --------
Balance available for Common Stock................................    $  421.8     $  388.7     $  404.9
                                                                      --------     --------     --------
                                                                      --------     --------     --------

The accompanying notes are an integral part of the financial statements.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     Assets

                                                                                      At December 31,
                                                                                  -----------------------
                                                                                    1996          1995
                                                                                  ---------     ---------
                                          (Millions of Dollars)
UTILITY PLANT:
  Plant (includes plant under construction of $180.1 in 1996 and $512.1 in
      1995)...................................................................    $14,506.8     $14,201.6
  Less accumulated depreciation...............................................      5,218.3       4,760.9
                                                                                  ---------     ---------
                                                                                    9,288.5       9,440.7
  Nuclear fuel (less accumulated amortization of $698.5 in 1996 and $703.6 in
     1995)....................................................................        145.3         132.4
                                                                                  ---------     ---------
       Total net utility plant................................................      9,433.8       9,573.1
                                                                                  ---------     ---------
INVESTMENTS:
  Nuclear decommissioning trust funds.........................................        443.3         351.4
  Other.......................................................................         34.5          32.9
                                                                                  ---------     ---------
       Total net investments..................................................        477.8         384.3
                                                                                  ---------     ---------
CURRENT ASSETS:
  Cash and cash equivalents...................................................         47.9          29.8
  Accounts receivable:
     Customers (less allowance for doubtful accounts of $2.4 in 1996 and $1.7
       in 1995)...............................................................        354.8         362.6
     Other....................................................................         80.4          58.3
  Accrued unbilled revenues...................................................        162.8         179.5
  Materials and supplies at average cost or less:
     Plant and general........................................................        148.7         160.2
     Fossil fuel..............................................................         76.8          71.2
  Other.......................................................................        124.5          75.2
                                                                                  ---------     ---------
       Total current assets...................................................        995.9         936.8
                                                                                  ---------     ---------
DEFERRED DEBITS AND OTHER ASSETS:
  Regulatory assets...........................................................        773.9         816.4
  Unamortized debt issuance costs.............................................         24.7          26.6
  Other.......................................................................        121.9          90.5
                                                                                  ---------     ---------
       Total deferred debits and other assets.................................        920.5         933.5
                                                                                  ---------     ---------
       Total assets...........................................................    $11,828.0     $11,827.7
                                                                                  ---------     ---------
                                                                                  ---------     ---------

The accompanying notes are an integral part of the financial statements.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                          CONSOLIDATED BALANCE SHEETS

                      Liabilities and Shareholders' Equity

                                                                                      At December 31,
                                                                                  -----------------------
                                                                                    1996          1995
                                                                                  ---------     ---------
                                          (Millions of Dollars)
LONG-TERM DEBT................................................................    $ 3,579.4     $ 3,889.4
                                                                                  ---------     ---------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
  TRUST*......................................................................        135.0         135.0
                                                                                  ---------     ---------
PREFERRED STOCK:
  Preferred stock subject to mandatory redemption.............................        180.0         180.0
                                                                                  ---------     ---------
  Preferred stock not subject to mandatory redemption.........................        509.0         509.0
                                                                                  ---------     ---------
COMMON STOCKHOLDER'S EQUITY:
  Common Stock, no par, 300,000 shares authorized, 171,484 shares outstanding
     at December 31, 1996 and 1995............................................      2,737.4       2,737.4
  Other paid-in capital.......................................................         16.9          16.9
  Earnings reinvested in business.............................................      1,308.4       1,272.5
                                                                                  ---------     ---------
     Total common stockholder's equity........................................      4,062.7       4,026.8
                                                                                  ---------     ---------
CURRENT LIABILITIES:
  Securities due within one year..............................................        311.3         259.6
  Short-term debt.............................................................        312.4         169.0
  Accounts payable, trade.....................................................        368.5         310.7
  Customer deposits...........................................................         50.0          55.4
  Payrolls accrued............................................................         73.2          77.7
  Severance costs accrued.....................................................         50.2          42.5
  Interest accrued............................................................         95.3         101.8
  Other.......................................................................        126.1          99.0
                                                                                  ---------     ---------
     Total current liabilities................................................      1,387.0       1,115.7
                                                                                  ---------     ---------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes...........................................      1,565.2       1,498.8
  Deferred investment tax credits.............................................        255.3         272.2
  Deferred fuel expenses......................................................          3.3          57.7
  Other.......................................................................        151.1         143.1
                                                                                  ---------     ---------
     Total deferred credits and other liabilities.............................      1,974.9       1,971.8
                                                                                  ---------     ---------
COMMITMENTS AND CONTINGENCIES (See Note Q)
     Total liabilities and shareholders' equity...............................    $11,828.0     $11,827.7
                                                                                  ---------     ---------
                                                                                  ---------     ---------

(*) As described in Note J to CONSOLIDATED FINANCIAL STATEMENTS, the 8.05%
    Junior Subordinated Notes totalling $139.2 million principal amount constitute 100% of the Trust's assets.
---------------

The accompanying notes are an integral part of the financial statements.

                      VIRGINIA ELECTRIC AND POWER COMPANY

           CONSOLIDATED STATEMENTS OF EARNINGS REINVESTED IN BUSINESS

                                                                       For the Years Ended December 31,
                                                                      ----------------------------------
                                                                        1996         1995         1994
                                                                      --------     --------     --------
                                                                                  (Millions)
Balance at beginning of year......................................    $1,272.5     $1,277.8     $1,269.3
Net income........................................................       457.3        432.8        447.1
                                                                      --------     --------     --------
     Total........................................................     1,729.8      1,710.6      1,716.4
                                                                      --------     --------     --------
Cash dividends:
  Preferred stock subject to mandatory redemption.................        11.1         13.5         14.4
  Preferred stock not subject to mandatory redemption.............        24.5         30.8         28.3
  Common Stock....................................................       385.8        394.3        395.5
                                                                      --------     --------     --------
     Total dividends..............................................       421.4        438.6        438.2
                                                                      --------     --------     --------
Other additions (deductions), net.................................                      0.5         (0.4)
                                                                      --------     --------     --------
Balance at end of year............................................    $1,308.4     $1,272.5     $1,277.8
                                                                      --------     --------     --------
                                                                      --------     --------     --------

The accompanying notes are an integral part of the financial statements.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Years Ended December 31,
                                                                               ----------------------------------
                                                                                 1996         1995         1994
                                                                               --------     --------     --------
                                                                                           (Millions)
Cash Flow From Operating Activities:
  Net income...............................................................    $  457.3     $  432.8     $  447.1
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.......................................       616.0        585.1        558.3
       Allowance for other funds used during construction..................        (3.0)        (6.7)        (6.4)
       Deferred income taxes...............................................        69.1         11.8         56.7
       Deferred investment tax credits.....................................       (17.0)       (16.9)       (17.1)
       Noncash return on terminated construction project costs -- pretax...        (6.4)        (8.4)       (10.3)
       Deferred fuel expenses, net.........................................       (54.4)         6.2         (2.6)
       Deferred capacity expenses..........................................        (9.2)         6.4         26.5
       Restructuring.......................................................        56.3         96.2
       Changes in:
          Accounts receivable..............................................       (11.3)       (54.3)        36.5
          Accrued unbilled revenues........................................        17.6        (27.7)        11.9
          Materials and supplies...........................................         6.0         61.1         (6.5)
          Accounts payable, trade..........................................        57.8         (8.9)        21.1
          Accrued expenses.................................................       (62.6)        44.7        (29.0)
          Provision for rate refunds.......................................                    (12.2)       (89.5)
       Other...............................................................         (.9)        16.2         21.6
                                                                               --------     --------     --------
Net Cash Flow From Operating Activities....................................     1,115.3      1,125.4      1,018.3
                                                                               --------     --------     --------
Cash Flow From (To) Financing Activities:
  Issuance of Common Stock.................................................                                  75.0
  Issuance of long-term debt...............................................        24.5        240.0        464.0
  Issuance of preferred securities of subsidiary trust.....................                    135.0
  Issuance (Repayment) of short-term debt..................................       143.4        169.0        (43.0)
  Repayment of long-term debt and preferred stock..........................      (284.1)      (439.0)      (334.3)
  Common Stock dividend payments...........................................      (385.8)      (394.3)      (395.5)
  Preferred stock dividend payments........................................       (35.6)       (44.3)       (42.7)
  Distribution-preferred securities of subsidiary trust....................       (10.9)        (3.6)
  Other....................................................................        (2.3)       (10.1)        (7.8)
                                                                               --------     --------     --------
Net Cash Flow To Financing Activities......................................      (550.8)      (347.3)      (284.3)
                                                                               --------     --------     --------
Cash Flow From Used In Investing Activities:
  Utility plant expenditures (excluding AFC -- other funds)................      (393.8)      (519.9)      (580.9)
  Nuclear fuel (excluding AFC -- other funds)..............................       (90.2)       (57.6)       (80.0)
  Nuclear decommissioning contributions....................................       (36.2)       (28.5)       (24.5)
  Sale of accounts receivable, net.........................................                   (160.0)       (40.0)
  Purchase of subsidiary assets............................................       (13.7)
  Other....................................................................       (12.5)       (11.1)        (1.4)
                                                                               --------     --------     --------
Net Cash Flow Used In Investing Activities.................................      (546.4)      (777.1)      (726.8)
                                                                               --------     --------     --------
Increase in cash and cash equivalents......................................        18.1          1.0          7.2
Cash and cash equivalents at beginning of year.............................        29.8         28.8         21.6
                                                                               --------     --------     --------
Cash and cash equivalents at end of year...................................    $   47.9     $   29.8     $   28.8
                                                                               --------     --------     --------
                                                                               --------     --------     --------
Cash paid during the year for:
  Interest (reduced for the cost of borrowed funds capitalized as AFC).....    $  295.4     $  314.5     $  302.9
  Income taxes.............................................................       216.1        215.8        190.5
Non-cash transactions for financing and investing activities:
  Assumption of obligations................................................                                  26.3
  Acquisition of utility property..........................................                                  26.3

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

Depreciation and Amortization

     Depreciation of utility plant (other than nuclear fuel) is computed on the straight-line method based on projected useful service lives. The cost of depreciable utility plant retired and the cost of removal, less salvage, are charged to accumulated depreciation. The provision for depreciation provides for the recovery of the cost of assets including the estimated cost of removal, net of salvage, and is based on the weighted average depreciable plant using a rate of 3.2 percent for 1996, 1995 and 1994.

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

     The pretax AFC rates for 1996, 1995 and 1994 were 8.1, 8.9 and 8.9 percent, respectively. No AFC is accrued for approximately 82 percent of the Company's construction work in progress which is instead included in rate base. A cash return is currently collected on the portion of construction work in progress included in rate base.

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

Cash and Cash Equivalents

     Current banking arrangements generally do not require checks to be funded until actually presented for payment. At December 31, 1996 and 1995, the Company's accounts payable included the net effect of checks outstanding but not yet presented for payment of $64.8 million and $62.7 million, respectively. For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand and temporary investments purchased with an initial maturity of three months or less.

Reclassification

     Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

B. Income Taxes:

     Details of income tax expense are as follows:

                                                                                      Years
                                                                         -------------------------------
                                                                          1996        1995        1994
                                                                         -------     -------     -------
                                                                                   (Millions)
Current expense:
  Federal............................................................    $ 185.3     $ 231.0     $ 185.6
  State..............................................................        2.3         2.1         2.1
                                                                         -------     -------     -------
                                                                           187.6       233.1       187.7
                                                                         -------     -------     -------
Deferred expense:
  Plant related items................................................       65.4        48.9        39.0
  Deferred fuel and capacity.........................................       22.3        (6.0)       (8.2)
  Debt issuance costs................................................       (2.8)        1.3         3.7
  Customer accounts reserve..........................................                               36.8
  Terminated construction project costs..............................       (7.3)       (7.3)       (7.3)
  Other..............................................................       (6.4)      (25.0)      (11.6)
                                                                         -------     -------     -------
                                                                            71.2        11.9        52.4
                                                                         -------     -------     -------
Net deferred investment tax credits-amortization.....................      (16.9)      (16.9)      (17.1)
                                                                         -------     -------     -------
Income tax expense-operating income..................................      241.9       228.1       223.0
                                                                         -------     -------     -------
Income tax expense associated with nonoperating income:
Current expense:
  Federal............................................................        4.2         0.8        (1.7)
Deferred expense.....................................................       (2.1)       (0.1)        4.3
                                                                         -------     -------     -------
Income tax expense-nonoperating income...............................        2.1         0.7         2.6
                                                                         -------     -------     -------
Total income tax expense.............................................    $ 244.0     $ 228.8     $ 225.6
                                                                         -------     -------     -------
                                                                         -------     -------     -------

     Total federal income tax expense differs from the amount computed by applying the statutory federal income tax rate to pretax income for the following reasons:

                                                                        Years
                                                             ----------------------------
                                                              1996       1995       1994
                                                             ------     ------     ------
                                                                      (Millions)
Federal income tax expense at statutory rate of 35%......    $242.8     $229.9     $234.4
                                                             ------     ------     ------
Increases (decreases) resulting from:
  Utility plant differences..............................       5.7        3.2       (1.8)
  Ratable amortization of investment tax credits.........     (16.9)     (16.9)     (17.1)
  Terminated construction project costs..................       5.0        5.0        5.0
  Other, net.............................................       3.7        4.2        2.1
                                                             ------     ------     ------
                                                               (2.5)      (4.5)     (11.8)
                                                             ------     ------     ------
Total federal income tax expense.........................    $240.3     $225.4     $222.6
                                                             ------     ------     ------
                                                             ------     ------     ------
Effective tax rate.......................................      34.6%      34.3%      33.2%

     The following chart reconciles total income tax expense as shown on the Consolidated Statements of Income:

                                                                        Years
                                                             ----------------------------
                                                              1996       1995       1994
                                                             ------     ------     ------
                                                                      (Millions)
Total federal income tax expense.........................    $240.3     $225.4     $222.6
Less: federal income tax charged other income............       2.1        0.7        2.6
Add: state income tax charged to operating income........       3.7        3.4        3.0
                                                             ------     ------     ------
Total income tax expense charged to operating income.....    $241.9     $228.1     $223.0
                                                             ------     ------     ------
                                                             ------     ------     ------

     The Company's net accumulated deferred income taxes consist of the following:

                                                                                       Years
                                                                               ---------------------
                                                                                 1996         1995
                                                                               --------     --------
                                                                                    (Millions)
Deferred income tax assets:
  Investment tax credits...................................................    $   90.3     $   96.4
                                                                               --------     --------
Deferred income tax liabilities:
  Plant-method and basis differences.......................................     1,440.5      1,384.4
  Terminated construction project costs....................................        14.4         19.5
  Income taxes recoverable through future rates............................       168.8        171.6
  Other....................................................................        31.8         19.7
                                                                               --------     --------
Total deferred income tax liabilities......................................     1,655.5      1,595.2
                                                                               --------     --------
Total net accumulated deferred income taxes................................    $1,565.2     $1,498.8
                                                                               --------     --------
                                                                               --------     --------

C. Nuclear Operations:

Decommissioning

     Nuclear plant decommissioning costs are accrued and recovered through rates over the expected service lives of the Company's nuclear generating units. The amounts collected from customers are being placed in trusts, which, with the accumulated earnings thereon, will be utilized solely to fund future decommissioning obligations.

                                                                                  North Anna             Surry
                                                                               ----------------     ----------------
                                                                               Unit 1    Unit 2     Unit 1    Unit 2
                                                                               ------    ------     ------    ------
NRC license expiration year................................................      2018      2020       2012      2013
Method of decommissioning..................................................     DECON     DECON      DECON     DECON

                                                                                            (Millions)
Current cost estimate (1994) dollars.......................................    $247.0    $253.6     $272.4    $274.0
Funds in external trusts at December 31, 1996..............................     105.1      98.9      121.8     117.5
1996 contribution to external trusts.......................................       7.6       7.2       10.6      10.8

     Approximately every four years, site-specific studies are prepared to determine the decommissioning cost estimate for the Company's four nuclear units. DECON assumes the activities associated with decontamination or prompt removal of radioactive contaminants will begin shortly after cessation of operations so that the property may be released for unrestricted use.

     The accumulated provision for decommissioning of $443.3 million and $351.4 million is included in Utility Plant Accumulated Depreciation at December 31, 1996 and 1995, respectively. Provisions for decommissioning of $36.2 million, $28.5 million and $24.5 million applicable to 1996, 1995 and 1994, respectively, are included in Depreciation and Amortization Expense. The net unrealized gains of $80.5 million and $40.7 million associated with securities held by the Company's Nuclear Decommissioning trusts at December 31, 1996 and 1995, respectively, are included in the accumulated provision for decommissioning.

     Earnings of the trust funds were $16.0 million, $15.9 million and $15.2 million for 1996, 1995 and 1994, respectively, and are included in Other Income in the Company's Consolidated Statements of Income. The accretion of the accumulated provision for decommissioning, equal to the earnings of the trust funds, is also recorded in Other Income.

     The Financial Accounting Standards Board (FASB) is reviewing the accounting for nuclear plant decommissioning. If current electric utility industry practices for such decommissioning are changed, annual provisions for decommissioning could increase. The FASB has tentatively determined that the estimated cost of decommissioning should be reported as a liability rather than as accumulated depreciation and that a substantial portion of the decommissioning obligation should be recognized earlier in the operating life of the nuclear plant.

     During its deliberations, the FASB expanded the scope of this project to include similar unavoidable obligations to perform closure and post-closure activities incurred as a condition to operate assets other than nuclear power plants. Whether this position, if adopted, would impact other assets of the Company cannot be determined at this time. Furthermore, the FASB has tentatively determined that it would be inappropriate to account for cost of removal as negative salvage; thus, any forthcoming standard may also cause changes in industry plant depreciation practices.

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

     The Company's current level of property insurance coverage ($2.55 billion for North Anna and $2.40 billion for Surry) exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first to return the reactor to and maintain it in a safe and stable condition and second to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The Company's nuclear property insurance is provided by Nuclear Mutual Limited (NML) and Nuclear Electric Insurance Limited (NEIL), two mutual insurance companies, and is subject to retrospective premium assessments, in any policy year in which losses exceed the funds available to these insurance companies. The maximum assessment for the current policy period is $44.8 million. Based on the severity of the incident, the Boards of Directors of the Company's nuclear insurers have the discretion to lower the maximum retrospective premium assessment or eliminate either or both completely. For any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination, the Company has the financial responsibility for these losses.

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

D. Sale of Receivables:

     The Company had an agreement to sell, with limited recourse, certain accounts receivable including unbilled amounts, up to a maximum of $200 million. The agreement was allowed to expire on October 1, 1996. At December 31, 1995, no amounts were outstanding under this agreement.

E. Utility Plant:

     Utility plant consisted of the following:

                                                                                                          At December 31,
                                                                                                       ----------------------
                                                                                                         1996         1995
                                                                                                       ---------    ---------
                                                                                                             (Millions)
Production..........................................................................................   $ 7,691.9    $ 7,340.0
Transmission........................................................................................     1,386.5      1,316.1
Distribution........................................................................................     4,385.4      4,215.7
Other...............................................................................................       862.9        817.7
                                                                                                       ---------    ---------
                                                                                                        14,326.7     13,689.5
Construction work in progress.......................................................................       180.1        512.1
                                                                                                       ---------    ---------
       Total........................................................................................   $14,506.8    $14,201.6
                                                                                                       ---------    ---------
                                                                                                       ---------    ---------

F. Jointly Owned Plants:

     The following information relates to the Company's proportionate share of jointly owned plants at December 31, 1996:

                                                                                       North
                                                                    Bath County         Anna       Clover
                                                                   Pumped Storage      Power        Power
                                                                      Station         Station      Station
                                                                   --------------     --------     -------
Ownership interest.............................................           60.0%           88.4%       50.0%

                                                                                 (Millions)
Utility plant in service.......................................       $1,075.4        $1,819.5     $ 530.1
Accumulated depreciation.......................................          208.8           716.9        13.2
Nuclear fuel...................................................                          449.4
Accumulated amortization of nuclear fuel.......................                          380.7
Construction work in progress..................................             .1            49.1         3.6

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

G. Regulatory Assets:

     Certain expenses normally reflected in income are deferred on the balance sheet as regulatory assets and are recognized in income as the related amounts are included in rates and recovered from customers. The Company's regulatory assets included the following:

                                                                                                              At December 31,
                                                                                                              ----------------
                                                                                                               1996      1995
                                                                                                              ------    ------
                                                                                                                 (Millions)
Income taxes recoverable through future rates..............................................................   $477.0    $484.5
Cost of decommissioning DOE uranium enrichment facilities..................................................     73.5      78.5
Deferred losses (gains) on reacquired debt, net............................................................     91.5      99.3
North Anna Unit 3 project termination costs................................................................     73.1     101.8
Other......................................................................................................     58.8      52.3
                                                                                                              ------    ------
       Total...............................................................................................   $773.9    $816.4
                                                                                                              ------    ------
                                                                                                              ------    ------

     Income taxes recoverable through future rates represent principally the tax effect of depreciation differences not normalized in earlier years for ratemaking purposes. These amounts are amortized as the related temporary differences reverse.

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

     The incurred costs underlying these regulatory assets may represent expenditures by the Company or may represent the recognition of liabilities that ultimately will be settled at some time in the future. For some of those regulatory assets representing past expenditures that are not included in the Company's rate base or used to adjust the Company's capital structure, the Company is not allowed to earn a return on the unrecovered balance. Of the $773.9 million of regulatory assets at December 31, 1996, approximately $117 million represent past expenditures that are effectively excluded from rate base by the Virginia State Corporation Commission which has primary jurisdiction over the Company's rates. However, of that amount $73.1 million represent the present value of amounts to be recovered through future rates for North Anna Unit 3 project termination costs, and thus reflect a reduction in the actual dollars to be recovered through future rates for the time value of money. The Company does not earn a return on the remaining $43.9 million of regulatory assets, effectively excluded from rate base, to be recovered over various recovery periods up to 23 years, depending on the nature of the deferred costs.

     In addition, the Company's depreciation practices for early retirements of plant and equipment and cost of removal, along with changing operating plant scenarios, have resulted in an accumulated depreciation reserve deficiency estimated to be $245 million at December 31, 1996. Currently, the Company is allowed to amortize reserve deficiencies over estimated remaining functional plant lives in all of the regulatory jurisdictions it serves.

H. Leases:

     Plant and property under capital leases included the following:

                                                                               At December 31,
                                                                               ---------------
                                                                               1996      1995
                                                                               -----     -----
                                                                                 (Millions)
Office buildings (*).......................................................    $34.4     $34.4
Data processing equipment..................................................      2.5       2.8
                                                                               -----     -----
       Total plant and property under capital leases.......................     36.9      37.2
Less accumulated amortization..............................................     13.3      11.8
                                                                               -----     -----
Net plant and property under capital leases................................    $23.6     $25.4
                                                                               -----     -----
                                                                               -----     -----

---------------

     (*) The Company leases its principal office building from its parent, Dominion Resources. The capitalized cost of the property under that lease, net of accumulated amortization, represented $23 million and $24 million at December 31, 1996 and 1995, respectively. Rental payments for such lease were $3 million for each of the three years ended December 31, 1996, 1995 and 1994.

     The Company is responsible for expenses in connection with the leases noted above, including maintenance.

     Future minimum lease payments under noncancellable capital leases and for operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1996, are as follows:

                                                                               Capital     Operating
                                                                               Leases       Leases
                                                                               -------     ---------
                                                                                    (Millions)
1997.......................................................................     $ 3.6        $12.5
1998.......................................................................       3.3          7.8
1999.......................................................................       3.0          5.8
2000.......................................................................       3.0          3.6
2001.......................................................................       3.0          3.4
After 2001.................................................................      19.7         25.4
                                                                               -------     ---------
Total future minimum lease payments........................................      35.6        $58.5
                                                                                           ---------
                                                                                           ---------
Less interest element included above.......................................      12.0
                                                                               -------
Present value of future minimum lease payments.............................     $23.6
                                                                               -------
                                                                               -------

     Rents on leases, which have been charged to other operation expenses, were $12.8 million, $9.8 million and $9.6 million for 1996, 1995 and 1994, respectively.

I. Long-term Debt:

     Long-term debt included the following:

                                                                                                 At December 31,
                                                                                              ---------------------
                                                                                                1996         1995
                                                                                              --------     --------
                                                                                                   (Millions)
First and Refunding Mortgage Bonds (1):
  Series U, 5.125%, due 1997..............................................................    $   49.3     $   49.3
  1992 Series B, 7.25%, due 1997..........................................................       250.0        250.0
  1988 Series A, 9.375%, due 1998.........................................................       150.0        150.0
  1992 Series F, 6.25%, due 1998..........................................................        75.0         75.0
  1989 Series B, 8.875%, due 1999.........................................................       100.0        100.0
  1993 Series C, 5.875%, due 2000.........................................................       135.0        135.0
  Various series, 6.0-8%, due 2001-2004...................................................       805.0        805.0
  1992 Series D, 7.625%, due 2007.........................................................       215.0        215.0
  Various series, 5.45-8.75%, due 2021-2025...............................................     1,144.5      1,144.5
                                                                                              --------     --------
       Total First and Refunding Mortgage Bonds...........................................     2,923.8      2,923.8
                                                                                              --------     --------
Other long-term debt:
  Bank loans, notes and term loans:
     Fixed interest rate, 6.15%-10.00%, due 1996-2003.....................................       503.1        762.7
  Pollution control financings (2):
     Money Market Municipals, due 2007-2027(3)............................................       488.6        488.6
                                                                                              --------     --------
       Total other long-term Debt.........................................................       991.7      1,251.3
                                                                                              --------     --------
                                                                                                3915.5      4,175.1
                                                                                              --------     --------
Less amounts due within one year:
  First and Refunding Mortgage Bonds......................................................       299.3
  Bank loans, notes and term loans........................................................        12.0        259.6
                                                                                              --------     --------
       Total amount due within one year...................................................       311.3        259.6
                                                                                              --------     --------
Less unamortized discount, net of premium.................................................        24.8         26.1
                                                                                              --------     --------
       Total long-term debt...............................................................    $3,579.4     $3,889.4
                                                                                              --------     --------
                                                                                              --------     --------

---------------

     (1) Substantially all of the Company's property is subject to the lien of its mortgage, securing its First and Refunding Mortgage Bonds.

     (2) Certain pollution control facilities at the Company's generating facilities have been pledged or conveyed to secure the financings.

     (3) Interest rates vary based on short-term, tax-exempt market rates. The weighted average daily interest rates were 3.57% and 3.89% for 1996 and 1995, respectively. Pollution control bonds subject to remarketing within one year are classified as long-term debt to the extent that the Company's intention to maintain the debt is supported by long-term bank commitments.

     Maturities through 2001 are as follows (millions): 1997 -- $311.3; 1998 -- $333.5; 1999 -- $261; 2000 -- $195.5; and 2001 -- $160.7.

     In January 1997, the Company filed a registration statement with the Securities and Exchange Commission for $400 million of Junior Subordinated Debentures. In February 1997, the Company issued $200 million of First and Refunding Mortgage Bonds, the proceeds of which were primarily used to refund a portion of the Company's debt that matured in February and March of 1997.

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

K. Preferred Stock Subject to Mandatory Redemption:

     Preferred stock subject to mandatory redemption, $100 liquidation preference, at December 31, 1996, was as follows:

                                  Issued and
                                  Outstanding
           Dividend                 Shares
           --------               -----------
$5.58.........................       400,000(a)(b)
 6.35.........................     1,400,000(a)(c)
                                  -----------
       Total..................     1,800,000
                                  -----------
                                  -----------

---------------

(a) Shares are non-callable prior to redemption.
(b) All shares to be redeemed on 3/1/2000.
(c) All shares to be redeemed on 9/1/2000.

     During the years 1994 through 1996, the following shares were redeemed:

Year                                             Dividend     Shares
----                                             --------     -------
1995.........................................     $ 7.30      417,319
1994.........................................       7.30       37,681

     The total number of authorized shares for all preferred stock is 10,000,000 shares. Upon involuntary liquidation, all presently outstanding preferred stock is entitled to receive $100 per share plus accrued dividends. Dividends are cumulative.

L. Preferred Stock Not Subject to Mandatory Redemption:

     Preferred stock not subject to mandatory redemption, $100 liquidation preference, at December 31, 1996, was as follows:

                                                                                        Entitled per Share upon Liquidation
                                                                                    --------------------------------------------
                                                                     Issued and                             And Thereafter to
                                                                     Outstanding                           Amounts Declining in
                             Dividend                                  Shares       Amount     Through           Steps to
                             --------                                -----------    -------    --------   ----------------------
$5.00.............................................................      106,677     $112.50
 4.04.............................................................       12,926      102.27
 4.20.............................................................       14,797      102.50
 4.12.............................................................       32,534      103.73
 4.80.............................................................       73,206      101.00
 7.05.............................................................      500,000      105.00    7/31/03    $100.00 after 7/31/13
 6.98.............................................................      600,000      105.00    8/31/03    $100.00 after 8/31/13
MMP 1/87 (*)......................................................      500,000      100.00
MMP 6/87 (*)......................................................      750,000      100.00
MMP 10/88 (*).....................................................      750,000      100.00
MMP 6/89 (*)......................................................      750,000      100.00
MMP 9/92A (*).....................................................      500,000      100.00
MMP 9/92B (*).....................................................      500,000      100.00
                                                                     -----------
Total.............................................................    5,090,140
                                                                     -----------
                                                                     -----------

---------------

     (*) Money Market Preferred (MMP) dividend rates are variable and are set every 49 days via an auction process. The combined weighted average rates for these series in 1996, 1995 and 1994, including fees for broker/dealer agreements, were 4.48%, 4.93% and 3.75%, respectively.

     During the years 1994 through 1996, the following shares were redeemed:

Year     Dividend     Shares
-----    --------     -------
1995      $ 7.45      400,000
1995        7.20      450,000

M. Common Stock:

     During the years 1994 through 1996, the following changes in Common Stock occurred:

                                                                             Years
                                    ----------------------------------------------------------------------------------------
                                               1996                            1995                           1994
                                    ---------------------------     ---------------------------     ------------------------
                                      Shares                          Shares                          Shares
                                    Outstanding       Amount        Outstanding       Amount        Outstanding      Amount
                                    -----------     -----------     -----------     -----------     -----------     --------
                                                                   (Millions, Except Shares)
Balance at January 1............      171,484        $ 2,737.4        171,484        $ 2,737.4        168,277       $2,662.4
Issuance to Dominion
  Resources.....................                                                                        3,207           75.0
                                    -----------     -----------     -----------     -----------     -----------     --------
Balance at December 31..........      171,484        $ 2,737.4        171,484        $ 2,737.4        171,484       $2,737.4
                                    -----------     -----------     -----------     -----------     -----------     --------
                                    -----------     -----------     -----------     -----------     -----------     --------

N. Short-term Debt:

     The Company has an established commercial paper program with a maximum borrowing capacity of $500 million which is supported by two credit facilities. One is a $300 million, five-year credit facility that was effective on June 7, 1996 and expires on June 7, 2001. The other is a $200 million credit facility, also effective June 7, 1996, with an initial term of 364 days and provisions for subsequent 364-day extensions. The total amount of commercial paper outstanding was $312.4 million and $169.0 million at December 31, 1996 and 1995, respectively.

     The weighted average interest rate for commercial paper was 5.51% and 5.79% on December 31, 1996 and 1995, respectively.

O. Retirement Plan, Postretirement Benefits and Other Benefits:

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

     Pension plan expenses were $24.8 million, $20.3 million and $19.3 million for 1996, 1995 and 1994, respectively and the amounts funded were $28.4 million, $42.7 million and $42.7 million in 1996, 1995 and 1994, respectively.

Postretirement Benefits

     Net periodic postretirement benefit expense was as follows:

                                                                                  Year Ended
                                                                                 December 31,
                                                                               ----------------
                                                                                1996      1995
                                                                               ------     -----

                                                                                  (Millions)
Service cost...............................................................    $ 12.1     $ 8.7
Interest cost..............................................................      23.9      21.7
Return on plan assets......................................................     (16.6)     (6.2)
Amortization of transition obligation......................................      12.1      12.1
Net amortization and deferral..............................................       7.1       0.1
                                                                               ------     -----
Net periodic postretirement benefit expense................................    $ 38.6     $36.4
                                                                               ------     -----
                                                                               ------     -----

     The following table sets forth the funded status of the plan:

                                                                                 At December 31,
                                                                               -------------------
                                                                                1996        1995
                                                                               -------     -------
                                                                                   (Millions)
Fair value of plan assets..................................................    $ 133.0     $  96.3
Accumulated postretirement benefit obligation:
  Retirees.................................................................    $ 201.7     $ 210.7
  Active plan participants.................................................      122.2        96.5
                                                                               -------     -------
     Accumulated postretirement benefit obligation.........................      323.9       307.2
                                                                               -------     -------
     Accumulated postretirement benefit obligation in excess of plan
       assets..............................................................     (190.9)     (210.9)
Unrecognized transition obligation.........................................      192.8       204.9
Unrecognized net experience (gain)/loss....................................       (3.6)        7.9
                                                                               -------     -------
Accrued postretirement benefit cost........................................    $  (1.7)    $   1.9
                                                                               -------     -------
                                                                               -------     -------

     A one percent increase in the health care cost trend rate would result in an increase of $31.8 million in the service and interest cost components and a $268.0 million increase in the accumulated postretirement benefit obligation.

     Significant assumptions used in determining the postretirement benefit obligation were:

                                                                               1996                   1995
                                                                       ---------------------  ---------------------
Discount rates.......................................................  8%                     8%
Assumed return on plan assets........................................  9%                     9%
Medical cost trend rate..............................................  7% for 1st year        8%for 1st year
                                                                       6% for 2nd year        7% for 2nd year
                                                                       Scaling down to 4.75%  Scaling down to 4.75%
                                                                       beginning in the year  beginning in the year
                                                                       2000                   2000

     The Company is recovering these costs in rates on an accrual basis in all material respects, in all jurisdictions. The funds being collected for Other Postretirement Benefits (OPEB) accruals in rates, in excess of OPEB benefits actually paid during the year, are contributed to external benefit trusts under the Company's current funding policy (see Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

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

     Restructuring charges of $91.6 million and $117.9 million in 1996 and 1995, respectively, included severance costs, purchased power contract restructuring and negotiated settlement costs, capital project cancellation costs, and other costs incurred directly as a result of the Vision 2000 initiatives. While the Company may incur additional charges for severance in 1997, the amounts are not expected to be significant.

     In 1995, the Company established a comprehensive involuntary severance package for salaried employees who may no longer be employed as a result of these initiatives. The Company is recognizing the cost associated with employee terminations in accordance with Emerging Issues Task Force Consensus No. 94-3 as management identifies the positions to be eliminated. Severance payments will be made over a period not to exceed twenty months. Through December 31, 1996, management had identified 1,811 positions to be eliminated. Those positions were identified as a result of the Company's review of the Fossil and Hydroelectric, Nuclear and Commercial Operations Business Units and portions of the corporate center operations. The recognition of severance costs resulted in charges to operations in 1996 and 1995 of $49.2 million and $51.2 million, respectively. At December 31, 1996, 1,266 employees had been terminated and severance payments totaling $45 million had been paid. The Company estimates that these staffing reductions will result in annual savings, net of outsourcing costs, in the range of $62 million to $90 million. However, such savings may be offset in part by future salary increases, possible outsourcing costs and increased payroll costs associated with staffing for growth opportunities such as those in the Energy Services Business Unit. The savings from staffing reductions will be reflected in lower construction expenditures as well as lower operation and maintenance expenses.

     In an effort to minimize its exposure to potential stranded investment, the Company is evaluating its long-term purchased power contracts and negotiating modifications to their terms, including cancellations, where it is determined to be economically advantageous to do so. The Company has also negotiated settlements with several other parties to terminate their rights to sell power to the Company. The cost of contract modifications, contract cancellations and negotiated settlements was $7.8 million and $8.1 million in 1996 and 1995, respectively. Using contract terms, estimated quantities of power that would have otherwise been delivered and other relevant factors at the time of each transaction, the Company estimated that its annual future purchased power costs, including energy payments, would be reduced by up to $5.8 million and $147.0 million for the 1996 transactions and 1995 transactions, respectively. The cost of alternative sources of power that might ultimately be required as a result of these settlements is expected to be significantly less than the estimated reduction in purchased power costs.

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

     The incurrence of restructuring charges and the savings resulting therefrom in subsequent periods are elements of the Company's cost of operations and will be considered in the cost of service information filed by the Company in response to the Virginia Commission's Order issued on November 12, 1996. See Regulation -- Virginia Commission under Item 1. BUSINESS for additional information on current rate proceedings.

     In this increasingly competitive environment, the Company has also concluded that it is appropriate to utilize available savings and cost reductions, such as those generated by the Vision 2000 program, to accelerate the write-off of existing unamortized regulatory assets. Not only will this strategically position the Company in anticipation of competition, but it also reflects the Company's commitment to mitigate its exposure to potentially stranded costs (see Competition in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS). As of December 31, 1996, the Company had identified savings of $26.7 million which were used to establish a reserve for expected adjustments to regulatory assets.

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

Federal Energy Regulatory Commission Audit

     The FERC has conducted a compliance audit of the Company's financial statements for the years 1990 through 1994. The Company has received a preliminary audit report in which certain compliance exceptions were noted. The Company has supplied information to the FERC staff relating to these preliminary exceptions. Based on information available at this time, the disposition of these issues is not expected to have a significant effect on the Company's financial position or results of operations.

Retrospective Premium Assessments

     Under several of the Company's nuclear insurance policies, the Company is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to these insurance companies. For additional information, see Note C to CONSOLIDATED FINANCIAL STATEMENTS.

Construction Program

     The Company has made substantial commitments in connection with its construction program and nuclear fuel expenditures. Those expenditures are estimated to total $529.2 million (excluding AFC) for 1997. The Company presently estimates that all of its 1997 construction expenditures, including nuclear fuel, will be met through cash flow from operations.

Purchased Power Contracts

     Since 1984, the Company has entered into contracts for the long-term purchases of capacity and energy from other utilities, qualifying facilities and independent power producers. The Company has 65 non-utility purchase contracts with a combined dependable summer capacity of 3,524 Mw. Of these, 62 projects (aggregating 3,509 Mw) were operational as of the end of 1996 with the remaining three projects to become operational before 1999.

     The table below reflects the Company's minimum commitments as of December 31, 1996, for power purchases from utility and non-utility suppliers.

                                                       Commitment
                                                 ----------------------
Year                                             Capacity       Other
----                                             ---------     --------
                                                       (Millions)
1997.........................................    $   790.7     $  211.2
1998.........................................        793.5        216.8
1999.........................................        796.6        220.3
2000.........................................        709.2        157.9
2001.........................................        712.1        161.5
Later years..................................     10,098.0        788.0
                                                 ---------     --------
  Total......................................    $13,900.1     $1,755.7
                                                 ---------     --------
                                                 ---------     --------
Present value of the total...................    $ 6,147.2     $  986.7
                                                 ---------     --------
                                                 ---------     --------

     Payments made by Virginia Power in satisfaction of the minimum purchase commitments shown in the above table are subject to reduction or partial refund if (1) the non-utility suppliers fail to meet performance requirements or (2) changes in federal or state law or administrative actions disallow or have the effect of disallowing Virginia Power's recovery of such costs from its customers. The amount of such payment reductions or refunds, if any, will be determined and administered as provided in individual supply contracts, although
(1) the deferral of refund obligations, (2) disputes over the applicability of such payment reductions or refund obligations and (3) the ability of some non-utility suppliers to make refunds could limit Virginia Power's ability to benefit from these contract provisions.

     In addition to the minimum purchase commitments in the table above, under some of these contracts, the Company may purchase, at its option, additional power as needed. Actual payments for purchased power (including economy, emergency, limited term, short-term and long-term purchases) for the years 1996, 1995 and 1994 were $1,183 million, $1,093 million and $1,025 million, respectively. For a discussion of the Company's efforts to restructure certain purchased power contracts, see Note P to CONSOLIDATED FINANCIAL STATEMENTS.

Fuel Purchase Commitments

     The Company's estimated fuel purchase commitments for the next five years for system generation are as follows (millions): 1997 -- $326; 1998 -- $274; 1999 -- $194; 2000 -- $157; and 2001 -- $110.

Sale of Power

     The Company has a diversity exchange agreement with AP under which AP delivers 200 Mw to Virginia Power in the summer and Virginia Power delivers 200 Mw to AP in the winter.

     In addition, the Company has entered into agreements to supply wholesale power under various terms on a firm basis during certain upcoming winter and summer months. Under these agreements, the Company has the following commitments:

                                                                                                         Years
                                                                                                   ------------------
                                                                                                   1997         1998
                                                                                                   -----        -----
                                                                                                    (Mw of Capacity)
Winter.....................................................................................         200          110
Summer.....................................................................................         510          200

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

Site Remediation

     The EPA has identified the Company and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.5 million to $72.5 million. The Company's proportionate share of the cost is expected to be in the range of $1.7 million to $2.5 million, based upon allocation formulas and the volume of waste shipped to the sites. As of December 31, 1996, the Company had accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

     The Company and Dominion Resources along with Consolidated Natural Gas have remedial action responsibilities remaining at two coal tar sites. The Company accrued a $2 million reserve to meet its estimated liability based on site studies and investigations performed at these sites. In addition, two civil actions have been instituted against the City of Norfolk and Virginia Power by property owners who allege that their property has been contaminated by toxic pollutants originating from one of the coal tar sites now owned by the City of Norfolk and formerly owned by the Company. The plaintiffs are seeking compensatory damages of $12 million and punitive damages of $6 million. It is too early in the cases for the Company to predict their outcome. The Company has filed answers denying liability. A trial date of August 18, 1997 has been set for one of the two actions seeking fifteen million dollars.

     The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At December 31, 1996, any pending or possible claims were not recognized as an asset or offset against recorded obligations of the Company.

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

                                                                                    December 31,
                                                                   -----------------------------------------------
                                                                           1996                      1995
                                                                   ---------------------     ---------------------
                                                                   Carrying       Fair       Carrying       Fair
                                                                    Amount       Value        Amount       Value
                                                                   --------     --------     --------     --------
                                                                                     (Millions)
Assets:
  Cash and cash equivalents....................................    $   47.9     $   47.9     $   29.8     $   29.8
  Nuclear decommissioning trust funds..........................       443.3        443.3        351.4        351.4
  Pollution control project funds..............................         9.7          9.7         11.9         11.9
Liabilities and capitalization:
  Short-term debt..............................................       312.4        312.4        169.0        169.0
  Long-term debt:
     First and Refunding Mortgage Bonds........................     2,923.8      2,957.4      2,923.8      3,106.3
     Medium-term notes.........................................       503.1        531.3        762.7        810.1
     Money Market Municipal pollution control notes............       488.6        488.6        488.6        488.6
  Preferred stock subject to mandatory redemption..............       180.0        185.8        180.0        190.9
  Preferred securities of subsidiary trust.....................       135.0        135.0        135.0        140.4

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

                            Operating     Operating      Net       Balance Available
        Quarter             Revenues       Income       Income     for Common Stock
------------------------    ---------     ---------     ------     -----------------
                                                   (Millions)
1996
1st.....................    $1,164.8       $ 231.3      $152.8          $ 143.8
2nd.....................     1,029.1         173.1        96.6             87.8
3rd.....................     1,177.1         239.0       162.2            153.3
4th.....................     1,011.6         121.7        45.7             36.9

1995
1st.....................    $1,076.3       $ 191.8      $115.0          $ 103.3
2nd.....................       971.1         156.7        78.0             66.3
3rd.....................     1,276.6         279.1       201.8            190.3
4th.....................     1,026.4         118.9        38.0             28.8

     Results for interim periods may fluctuate as a result of weather conditions, rate relief and other factors.

     As part of the Vision 2000 program (see Note P to CONSOLIDATED FINANCIAL STATEMENTS) the Company recorded $91.6 million and $117.9 million of restructuring charges in 1996 and 1995, respectively. Restructuring charges included severance costs, purchased power contract restructuring and negotiated settlement costs, capital project cancellation costs, and other costs incurred directly as a result of the Vision 2000 initiatives. The Company expensed $5.4 million, $19.3 million, $4.6 million and $62.3 million of these costs during the first, second, third and fourth quarters of 1996, and $3.5 million, $1.8 million, $30.6 million and $82.0 million during the first, second, third and fourth quarters of 1995. The impact of the write-off reduced Balance Available for Common Stock by $3.5 million, $12.5 million, $3.0 million and $40.6 million for the first, second, third, and fourth quarters of 1996, respectively, and by $2.3 million, $1.1 million, $19.9 million and $53.3 million for the first, second, third, and fourth quarters of 1995, respectively.

T. Subsequent Event (unaudited):

     On November 12, 1996, the Virginia Commission instituted a proceeding and directed the Company to provide certain information, including any alternative form of regulation proposed by the Company at this time, by March 31, 1997. On March 7, 1997, in this proceeding and in a separate Annual Information Filing proceeding, the Virginia Commission entered an order providing that the Company's rates shall become interim rates subject to refund as of March 1, 1997. For additional information, see Regulation under Item 1. BUSINESS.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information concerning directors of Virginia Electric and Power Company is as follows:

                                                                                                   Year First
                                            Principal Occupation for Last 5 Years,                  Elected a
         Name and Age                        Directorships in Public Corporations                   Director
         ------------                       --------------------------------------                 -----------

John B. Adams, Jr. (52)         President and Chief Executive Officer of The Bowman Companies,        1987
                                  Fredericksburg, Virginia, a manufacturer and bottler of
                                  alcohol beverages and Chairman of the Board of Directors and a Director of Virginia Electric and Power Company. He is a
                                  Director of Dominion Resources.

James T. Rhodes (55)            President and Chief Executive Officer of Virginia Electric and        1989
                                  Power Company. He is a Director of NationsBank, N.A.

James F. Betts (64)             Former Chairman of the Board and President, The Life Insurance        1978
                                  Company of Virginia, Richmond, Virginia. He is a Director of
                                  Central Fidelity Bank, Inc.

Jean E. Clary (53)              President and owner of Century 21 Clary and Associates, Inc.,         1996
                                  South Hill, Virginia

Benjamin J. Lambert, III (60)   Optometrist, Richmond, Virginia. He is a Director of                  1992
                                  Consolidated Bank and Trust Company, Student Loan Marketing
                                  Association (SallieMae) and Dominion Resources.

Richard L. Leatherwood (57)     Retired, Baltimore, Maryland (prior to December 1, 1991,              1994
                                  President and Chief Executive Officer, CSX Equipment, an
                                  operating unit of CSX Transportation, Inc.). He is a Director of Dominion Resources.

Harvey L. Lindsay, Jr. (67)     Chairman and Chief Executive Officer of Harvey Lindsay                1986
                                  Commercial Real Estate, Norfolk, Virginia, a commercial real estate firm. He is a Director of Dominion Resources.

William T. Roos (69)            Retired, Hampton, Virginia (prior to December 31, 1993,               1975
                                  President of Penn Luggage, Inc., retail specialty stores). He is a Director of Dominion Resources.

Robert H. Spilman (69)          Chairman, Chief Executive Officer and a Director of Bassett           1994
                                  Furniture Industries, Inc., Bassett, Virginia. He is Chairman
                                  of the Board and a Director of Jefferson-Pilot Corp.,
                                  Greensboro, North Carolina. He is a Director of NationsBank
                                  Corporation, TRINOVA Corporation, The Pittston Company and
                                  Dominion Resources.

William G. Thomas (57)          President of Hazel & Thomas, Alexandria, Virginia, a law firm.        1987

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

     (b) Information concerning the executive officers of Virginia Electric and Power Company is as follows:

       Name and Age                                       Business Experience past Five Years
       ------------                                       -----------------------------------
James T. Rhodes (55)         President and Chief Executive Officer.
Robert E. Rigsby (47)        Executive Vice President, January 1, 1996 to date; Senior Vice President-Finance and
                               Controller, January 1, 1995 to January 1, 1996; Vice President-Human Resources prior to
                               January 1, 1995.
William R. Cartwright (54)   Senior Vice President-Fossil and Hydro, July 1, 1995 to date; Vice President Fossil and Hydro prior to July 1, 1995.
Lawrence E. De Simone (49)   Senior Vice President-Energy Services, July 15, 1996 to date; vice president-strategic planning for Central & South West Corp., a Dallas-based electric utility holding company, prior to July 15, 1996.
Larry M. Girvin (53)         Senior Vice President-Commercial Operations, January 1, 1996 to date; Vice President-Human
                               Resources, January 1, 1995 to January 1, 1996; Vice President-Nuclear Services, September
                               1, 1992 to January 1, 1995; Vice President-Central Division prior to September 1, 1992.
James P. O'Hanlon (53)       Senior Vice President-Nuclear, June 1, 1994 to date; Vice President-Nuclear Operations,
                               January 1, 1992 to June 1, 1994; Vice President-Nuclear Services prior to January 1, 1992.
Edgar M. Roach, Jr. (48)     Senior Vice President-Finance, Regulation and General Counsel, January 1, 1996 to date; Vice
                               President-Regulation and General Counsel, January 1, 1995 to January 1, 1996; Vice
                               President-Regulation, February 1, 1994 to January 1, 1995; Partner in the law firm of
                               Hunton & Williams, Raleigh, North Carolina prior to February 1, 1994.
Charles A. Brown (54)        Vice President-Central Division, September 1, 1992 to date; Vice President-Procurement prior to September 1, 1992.
Thomas L. Caviness, Jr. (51) Vice President-Retail Energy Services, July 1, 1995 to date;Vice President-Eastern Division prior to July 1, 1995.
J. Kennerly Davis, Jr. (51)  Vice President-Finance and Administrative Services, Treasurer and Corporate Secretary,
                               January 1, 1996 to date; Vice President, Treasurer and Corporate Secretary, October 1, 1994
                               to January 1, 1996; Vice President and Corporate Secretary of Dominion Resources prior to
                               October 1, 1994.
James T. Earwood, Jr. (53)   Vice President-Bulk Power Delivery, January 1, 1997 to date;Vice President-Energy Efficiency and Division Services, January 1, 1996 to January 1, 1997; Vice President-Division Services
                               prior to January 1, 1996.
Thomas A. Hyman, Jr. (45)    Vice President-Eastern Division and North Carolina Power, July 1, 1995 to date; Vice
                               President-Southern Division, June 1, 1994 to July 1, 1995; Station Manager-Bremo Power
                               Station, September 1, 1992 to June 1, 1994; Assistant Controller Financial Services, prior to September 1, 1992.
Michael R. Kansler (42)      Vice President-Nuclear Operations, January 1, 1997 to date;Vice President-Nuclear Engineering and Services, October 1, 1995 to January 1, 1997; Vice President-Nuclear Services, January
                               1, 1995 to October 1, 1995 ; Manager-Nuclear Operations Support, September 1, 1994 to
                               January 1, 1995; Station Manager-Surry Nuclear Power Station prior to September 1, 1994.
Mark F. McGettrick (39)      Vice President-Customer Service, January 1, 1997 to date; Corporate Restructuring Project
                               Manager, February 1, 1995 to January 1, 1997; Assistant Controller, September 1, 1992 to
                               February 1, 1995; Manager-Budgeting and Administration prior to September 1, 1992.
William S. Mistr (49)        Vice President-Information Technology, January 1, 1996 to date; Vice President and Treasurer,
                               Dominion Energy, Inc., October 1, 1994 to January 1, 1996; Assistant Treasurer, Dominion
                               Resources, December 1, 1992 to October 1, 1994; Assistant Treasurer prior to December 1,
                               1992.
F. Kenneth Moore (55)        Vice President-Fossil and Hydro Services, July 1, 1995 to date. Vice President-Procurement,
                               September 1, 1992 to July 1, 1995; Vice President-Nuclear Engineering Services prior to
                               September 1, 1992.
Thomas J. O'Neil (54)        Vice President-Human Resources, January 1, 1996 to date; Vice President-Energy Efficiency,
                               September 1, 1992 to January 1, 1996; Vice President-Regulation, prior to September 1,
                               1992.
Robert F. Saunders (53)      Vice President-Nuclear Engineering and Services, January 1, 1997 to date; Vice
                               President-Nuclear Operations, June 1, 1994 to January 1, 1997; Assistant Vice
                               President-Nuclear Operations, prior to June 1, 1994.
Johnny V. Shenal (51)        Vice President-Northern and Western Divisions, June 1, 1994 to date; Vice President-Western
                               Division, prior to June 1, 1994.
Eva S. Teig (52)             Vice President-Public Affairs.

     There is no family relationship between any of the persons named in response to Item 10.

                        ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

     The Summary Table below includes compensation paid by the Company for services rendered in 1996, 1995 and 1994 for the Chief Executive Officer and the four other most highly compensated executive officers (as of December 31, 1996) as determined by total salary and incentive payments for 1996.

                           Summary Compensation Table

                                                                                          Long-Term Compensation
                                                                                    ----------------------------------
                                                                                             Awards
                                                                                    ------------------------
                                                                                                 Securities
                                              Annual Compensation                                Underlying    Payouts
                               --------------------------------------------------   Restricted    Options/     -------
                                                                   Other Annual       Stock          Sar        LTIP
Name & Principal Position      Year    Salary    Incentives(1)    Compensation(2)     Awards       Grants      Payout
-----------------------------  -----  --------   --------------   ---------------   ----------   -----------   -------
J. T. Rhodes                   1996   $410,575      $247,506            $ 0             $0(3)        $ 0       $75,684(4)
President & CEO                1995    406,075       273,000              0              0             0        77,970
                               1994    356,000       193,830              0              0             0        69,709
R. E. Rigsby                   1996    226,469       143,892              0              0(5)          0        43,157(6)
Executive Vice President       1995    171,456       105,000              0              0             0        34,569
                               1994    135,825        50,800              0              0             0        16,230
J. P. O'Hanlon                 1996    220,815       128,511              0              0(8)          0        56,152(9)
Senior Vice President --       1995    207,555       136,400              0              0             0        45,109
Nuclear                        1994    172,625        87,980              0              0             0        19,787
E. M. Roach, Jr.               1996    184,094        99,820              0              0(10)         0        29,466(11)
Senior Vice President --       1995    164,800        69,010              0              0             0             0
Finance, Regulation & General  1994    142,083        50,052              0              0             0             0
Counsel
L. W. Ellis                    1996    191,754        87,077              0              0(12)         0        50,333(13)
Senior Vice President          1995    189,360       102,900              0              0             0        54,041
Power Operations and Planning  1994    181,160        82,950              0              0             0        29,096
(Retired December 31, 1996)

                                All Other
Name & Principal Position      Compensation
-----------------------------  ------------
J. T. Rhodes                     $  4,500(7)
President & CEO                     4,500(7)
                                    4,500(7)
R. E. Rigsby                        4,500(7)
Executive Vice President            4,500
                                    4,075
J. P. O'Hanlon                      4,500(7)
Senior Vice President --            4,500(7)
Nuclear                             4,500
E. M. Roach, Jr.                    4,500(7)
Senior Vice President --            4,500
Finance, Regulation & General         387
Counsel
L. W. Ellis                       128,523(14)
Senior Vice President               4,500(7)
Power Operations and Planning       4,500(7)
(Retired December 31, 1996)

---------------

     (1) The Company does not maintain "bonus" plans which are used by some companies to supplement salaries based on the success of the company without regard to individual performance. However, the Company has in place various incentive plans that compensate officers and employees for achieving pre-determined specified performance goals.

     (2) None of the executive officers above received perquisites or other personal benefits in excess of either $50,000 or 10% of their total salary and bonus.

     (3) The aggregate number of shares of restricted stock at December 31, 1996 totaled: 7,326 with an aggregate value of $282,051 (based on a closing price on December 31, 1996 of $38.50 per share).

     (4) 1,863 shares of stock were awarded February 21, 1997, at the end of a three-year performance period (1994-1996).

     (5) The aggregate number of shares of restricted stock at December 31, 1996 totaled: 5,421 with an aggregate value of $208,709 (based on a closing price on December 31, 1996 of $38.50 per share).

     (6) 549 shares of stock and $20,854 in cash were awarded February 21, 1997, at the end of a three-year performance period (1994-1996).

     (7) Employer matching contribution on Employee Savings Plan contributions.

     (8) The aggregate number of shares of restricted stock at December 31, 1996 totaled: 3,507 with an aggregrate value of $135,020 (based on a closing price on December 31, 1996 of $38.50 per share).

     (9) 714 shares of stock and $27,146 in cash were awarded February 21, 1997, at the end of a three-year performance period (1994-1996).

     (10) The aggregate number of shares of restricted stock at December 31, 1996 totaled: 2,868 with an aggregate value of $110,418 (based on a closing price on December 31, 1996 of $38,50 per share).

     (11) $29,466 in cash was awarded February 21, 1997, at the end of a three-year performance period (1994-1996).

     (12) The aggregate number of shares of restricted stock at December 31, 1996 totaled: 2,868 with an aggregate value of $110,418 (based on a closing price on December 31, 1996 of $38.50 per share).

     (13) 640 shares of stock and $24,333 in cash were awarded February 21, 1997, at the end of a three-year performance period (1994-1996).

     (14) Employer matching contribution on Employee Savings Plan contributions ($4,500), retirement payment as provided by Company's Early Retirement and Voluntary Separation Program ($97,266) and payment at retirement for accrued vacation ($26,757).

Long-term Incentive Compensation

     Long-term incentive awards made during 1996 are shown in the following table.

          Long-term Incentive Plans -- Awards in the Last Fiscal Year

                       1996-1998 Long-term Incentive Plan

                                                                          Estimated Future Payouts
                                                                        under Non-stock Price Based
                                                  Performance or                  Plans(2)
                               Number of           Other Period       --------------------------------
                             Shares, Units       until Maturation     Threshold     Target    Maximum
         Name             or Other Rights(1)         or Payout           (#)         (#)        (#)
----------------------    -------------------    -----------------    ----------    ------    --------
J. T. Rhodes                     7,326                3 years           3,663       4,884      7,326
R. E. Rigsby                     5,421                3 years           2,711       3,614      5,421
J. P. O'Hanlon                   3,507                3 years           1,754       2,338      3,507
E. M. Roach, Jr.                 2,868                3 years           1,434       1,912      2,868
L. W. Ellis                      2,868                3 years           1,434       1,912      2,868

---------------

     (1) The restricted shares of Dominion Resources Common Stock to be awarded at the end of performance period.

     (2) Performance based restricted stock, the vesting of which is tied to the achievement of the cumulative measure of Economic Value Added (EVA) over a three year period (1996-1998). The threshold amount will be earned if the minimum specified EVA is achieved. The maximum amount will be earned if 320% of the EVA goal is achieved.

Retirement Plans

     The table below sets forth the estimated annual straight life benefit that would be paid following retirement under the benefit formula of the Dominion Resources, Inc. Retirement Plan (the Retirement Plan).

               Estimated Annual Benefits Payable upon Retirement

                                      Credited Years of Service
                           -----------------------------------------------
Final Average Earnings        15           20           25           30
----------------------     --------     --------     --------     --------
       $150,000            $ 40,901     $ 54,535     $ 68,169     $ 81,803
       175,000               48,514       64,685       80,857       97,028
       200,000               56,126       74,835       93,544      112,253
       225,000               63,739       84,985      106,232      127,478
       250,000               71,351       95,135      118,919      142,703
       300,000               86,576      115,435      144,294      173,153
       350,000              101,801      135,735      169,669      203,603
       400,000              117,026      156,035      195,044      234,053
       450,000              132,251      176,335      220,419      264,503
       500,000              147,476      196,635      245,794      294,953
       550,000              162,701      216,935      271,169      325,403
       600,000              177,926      237,235      296,544      355,853
       650,000              193,151      257,535      321,919      386,303

     Benefits under the Retirement Plan are based on (i) average base compensation over the consecutive 60-month period in which pay is highest, (ii) years of credited service, (iii) age at retirement, and (iv) the offset of Social Security Benefits.

     Certain officers have entered into retirement agreements that give additional credited years of service for retirement and retirement life insurance purposes, and retirement medical benefit purposes contingent upon the officer reaching a specified age and remaining in the employ of the Company or an affiliate.

     For purposes of the above table, based on 1996 compensation, credited years of service (including any additional years earned in connection with the retirement agreements) for each of the individuals named in the cash compensation table would be as follows:

     James T. Rhodes: 30; Robert E. Rigsby: 25; James P. O'Hanlon: 7; Edgar M. Roach, Jr: 2; and Larry W. Ellis: 30.

     Virginia Power's executive compensation program has placed increased emphasis on incentive compensation opportunities linked to financial and operating performance. Base salaries have been held below the mean for comparable positions at comparable companies. The Retirement Plan benefit formula recognizes base salary, but not incentive compensation payments. Therefore, each year the Organization and Compensation Committee approves a market-based adjustment to executive base salaries for use in calculating the retirement benefit under the Dominion Resources, Inc. Benefit Restoration Plan (the Restoration Plan). In 1996, this adjustment was 11 percent. Also, the Internal Revenue Code limits the annual retirement benefit that may be paid from a qualified retirement plan and the amount of compensation that may be recognized by the Retirement Plan. To the extent that benefits determined under the Retirement Plan's benefit formula exceed the limitations imposed by the Internal Revenue Code, they will be paid under the Dominion Resources, Inc. Benefit Restoration Plan.

     The Company also provides an Executive Supplemental Retirement Plan (the Supplemental Plan) to its elected officers designated to participate by the Board of Directors. The Supplemental Plan provides an annual retirement benefit equal to 25 percent of a participant's final compensation (base pay plus annual incentive plan payments). The normal form of benefit is monthly installments for 120 months to a participant with 60 months of service, who (i) retires at or after age 55 from the employ of the Company, (ii) has become permanently disabled, or (iii) dies. If a participant dies while employed, the normal form of benefit will be paid to a designated beneficiary. If a participant dies while retired, but before receiving all benefit payments, the remaining installments will be paid to a designated beneficiary. In order to be entitled to benefits under the Supplemental Plan, an employee must be employed as an elected officer of the Company until death, disability or retirement. In addition, an employee will vest in 20% of the supplemental plan benefit for each year of service as an elected officer after age 50. Dr. Rhodes' benefit is payable for life with a minimum of 10 years payments. A lump sum payment is available under certain conditions.

     Based on 1996 compensation, the estimated annual retirement benefit for each of the executive officers under the Supplemental Plan would be as follows:
James T. Rhodes: $165,600; Robert E. Rigsby: $92,651; James P. O'Hanlon:
$86,291; Edgar M. Roach, Jr.: $70,668; and Larry W. Ellis: $72,018.

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

Employment Agreements

     The Company has entered into employment continuity agreements (the Agreements) with its key management executives, including James T. Rhodes, Robert E. Rigsby, Edgar M. Roach, Jr., Larry W. Ellis and James P. O'Hanlon, which provide benefits in the event of a change in control. Each Agreement has a three-year term and thereafter is automatically extended on its anniversary date for an additional year unless notified that the Agreement will not be extended by the Company. If, following a change in control (as defined in the Agreements) of Dominion Resources or the Company, an executive's employment is terminated by the Company without cause, or voluntarily by the executive within sixty days after a material reduction in the executive's compensation, benefits or responsibilities, the Company will be obligated to pay to the executive continued compensation equaling the average base salary and cash incentive bonuses for the thirty-six full month period of employment preceding the change in control or employment termination. In addition, the terminated executive will continue to be entitled to any benefits due under any stock or benefit plans. The Agreements do not alter the compensation and benefits available to an executive whose employment with the Company continues for the full term of the executive's Agreement. The amount of benefits provided under each executive's Agreement will be reduced by any compensation earned by the executive from comparable employment by another employer during the thirty-six months following termination of employment with the Company. An executive shall not be entitled to the above benefits in the event termination is for cause.

     The Company has entered into an employment agreement with Dr. James T. Rhodes which provides that Dr. Rhodes will continue in the employ of the Company, as Chief Executive Officer until July 31, 1999. During this term, Dr. Rhodes' base salary will not be reduced, and he will participate in the compensation and benefit plans provided for senior management.

     If Dr. Rhodes' employment is terminated, for any reason, his retirement benefits will be calculated using his final salary and will assume 60 years of age and 30 years of service. In addition, any restricted stock held for Dr. Rhodes will become fully vested, his benefit under the Executive Supplemental Retirement Plan will be paid for life, he will receive immediate payment for all outstanding awards under the Performance Achievement Plan, and he will receive a lump sum payment approximately equal to his 1994 salary plus incentive, and he will receive a cash payment equal to the net present value of base salary and incentives that he would be projected to receive between August 1, 1996 and April 21, 1997. Salary and incentive will be calculated at a rate not less than the maximum rate paid during the prior three years. Termination as a result of disability, at any time during the term of employment, will also result in the payment of the benefits described above. In the case of termination due to death, the benefits described above will be paid to the designated beneficiary, but payments under the Executive Supplemental Retirement Plan will be made for ten years.

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

     In 1996, the Company adopted the Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors. This plan aligns a portion of a non-employee director's compensation with the interests of the shareholders by increasing the director's ownership of common stock. Upon election to the Board, a non-employee director receives a one-time award of Stock Units (which are equivalent in value to common stock). The award is determined by (i) multiplying the director's retainer by 17 and (ii) dividing the result by the average price of common stock on the last trading days of the three months before the director's election to the Board. The Stock Units awarded to a director are credited to a book account. A separate account is credited with additional Stock Units equal in value to dividends. A director must have 17 years of service in order to receive all of the Stock Units awarded and accumulated under the plan.

Directors Charitable Contribution Program

     Dominion Resources administers a Directors' Charitable Contribution Program (the Program) that covers Directors of the Company, as part of its overall program of charitable giving. Beginning at the death of a Director a donation in an aggregate amount of $50,000 per year for 10 years will be made to one or more qualifying charitable organizations recommended by the individual Director. Life insurance policies have been purchased on the lives of the Directors in connection with the Program. These policies are owned by Dominion Resources, which is also the beneficiary. The Directors derive no financial or tax benefits from the Program.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth as of February 21, 1997, except as noted, the number of shares of Common Stock of Dominion Resources owned by Directors and four other more highly compensated executive officers of Virginia Electric and Power Company.

                                                      Shares of Common Stock     Director Plan
                       Name                             Beneficially Owned        Accounts(2)
--------------------------------------------------    ----------------------     -------------
James T. Rhodes...................................            22,961(1)
Robert E. Rigsby..................................            14,422(1)
Larry W. Ellis....................................             9,595(1)
James P. O'Hanlon.................................             7,343(1)
Edgar M. Roach, Jr................................             3,295(1)
John B. Adams, Jr.................................             3,509                  8,500
James F. Betts....................................             7,500                      0
Jean E. Clary.....................................                 0                      0
Benjamin J. Lambert, III..........................                 0                  9,548
Richard L. Leatherwood............................             1,000                 14,724
Harvey L. Lindsay, Jr.............................               400                  8,500
William T. Roos...................................            11,496(3)              11,405
Robert H. Spilman.................................             1,164                  8,500
William G. Thomas.................................                 0                  3,267

---------------

     (1) The amounts indicated include restricted stock as follows: Dr. Rhodes -- 7,326; Mr. Rigsby -- 5,421; Mr. Ellis -- 956; Mr. O'Hanlon -- 3,507; Mr.
Roach -- 2,868; and all Directors and executive officers as a group -- 44,777.

     (2) The number noted under this heading represents the number of shares that may be distributable to the Director under the Deferred Compensation Plan and/or the Stock Accumulation Plan.

     (3) Members of Mr. Roos' family are beneficiaries of trusts that own 4,387 shares of Common Stock for which he disclaims beneficial ownership.

     All Directors and executive officers as a group (31 persons) beneficially own, in the aggregate, 256,934 shares of Common Stock of Dominion Resources. Beneficial ownership of shares of the total are disclaimed. No shares of the Company's Preferred Stock are owned by the Directors or executive officers as a group.

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

                                    PART IV

               ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form 10-K:

1. Financial Statements

     See Index on page 21.

2. Exhibits

3(i)                  --     Restated Articles of Incorporation, as amended, as in effect on September 12, 1994 (Exhibit 3(i),
                             Form 8-K, dated October 19, 1994, File No. 1-2255, incorporated by reference).
3(ii)                 --     Bylaws, as amended, as in effect on December 31, 1994 (Exhibit 3(ii), Form 10-K for the fiscal year ended December 31, 1994, File No. 1-2255, incorporated by reference).
4(i)                  --     See Exhibit 3 (i) above.
4(ii)                 --     Indenture of Mortgage of the Company, dated November 1, 1935, as supplemented and modified by fifty-eight Supplemental Indentures (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31,
                             1985, File No. 1-2255, incorporated by reference); Fifty-Ninth Supplemental Indenture (Exhibit
                             4(ii), Form 10-Q for the quarter ended March 31, 1986, File No. 1-2255, incorporated by reference);
                             Sixtieth Supplemental Indenture (Exhibit 4(ii), Form 10-Q for the quarter ended September 30, 1986,
                             File No. 1-2255, incorporated by reference); Sixty-First Supplemental Indenture (Exhibit 4(ii), Form
                             10-Q for the quarter ended June 30, 1987, File No. 1-2255, incorporated by reference); Sixty-Second
                             Supplemental Indenture (Exhibit 4(ii), Form 8-K, dated November 3, 1987, File No. 1-2255, incorporated by reference); Sixty-Third Supplemental Indenture (Exhibit 4(i), Form 8-K, dated June
                             8, 1988, File No. 1-2255, incorporated by reference); Sixty Fourth Supplemental Indenture (Exhibit
                             4(i), Form 8-K, dated February 8, 1989, File No. 1-2255, incorporated by reference); Sixty-Fifth
                             Supplemental Indenture (Exhibit 4(i), Form 8-K, dated June 22, 1989, File No. 1-2255, incorporated by reference); Sixty-Sixth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated February 27, 1990,
                             File No. 1-2255, incorporated by reference); Sixty-Seventh Supplemental Indenture (Exhibit 4(i),
                             Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference); Sixty-Eighth
                             Supplemental Indenture, (Exhibit 4(i)), Sixty-Ninth Supplemental Indenture, (Exhibit 4(ii)) and
                             Seventieth Supplemental Indenture, (Exhibit 4(iii), Form 8-K, dated February 25, 1992, File No.
                             1-2255, incorporated by reference); Seventy-First Supplemental Indenture (Exhibit 4(i)) and
                             Seventy-Second Supplemental Indenture, (Exhibit 4(ii), Form 8-K, dated July 7, 1992, File No.
                             1-2255, incorporated by reference); Seventy-Third Supplemental Indenture, (Exhibit 4(i), Form 8-K,
                             dated August 6, 1992, File No. 1-2255, incorporated by reference); Seventy-Fourth Supplemental
                             Indenture (Exhibit 4(i), Form 8-K, dated February 10, 1993, File No. 1-2255, incorporated by reference); Seventy-Fifth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated April 6, 1993, File
                             No. 1-2255, incorporated by reference); Seventy-Sixth Supplemental Indenture, (Exhibit 4(i), Form
                             8-K, dated April 21, 1993, File No. 1-2255, incorporated by reference); Seventy-Seventh Supplemental
                             Indenture, (Exhibit 4(i), Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference);
                             Seventy-Eighth Supplemental Indenture, (Exhibit 4(i), Form 8-K, dated August 10, 1993, File No.
                             1-2255, incorporated by reference); Seventy-Ninth Supplemental Indenture, (Exhibit 4(i), Form 8-K,
                             dated August 10, 1993, File No. 1-2255, incorporated by reference); Eightieth Supplemental
                             Indenture, (Exhibit 4(i), Form 8-K, dated October 12, 1993, File No. 1-2255, incorporated by reference); Eighty-First Supplemental Indenture, (Exhibit 4(iii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference); Eighty-Second Supplemental
                             Indenture, (Exhibit 4(i), Form 8-K, dated January 18, 1994, File No. 1-2255, incorporated by reference); Eighty-Third Supplemental Indenture (Exhibit 4(i), Form 8-K, dated October 19, 1994,
                             File No. 1-2255, incorporated by reference); Eighty-Fourth Supplemental Indenture (Exhibit 4(i),
                             Form 8-K, dated March 22, 1995, File No. 1-2255, incorporated by reference; and Eighty-Fifth
                             Supplemental Indenture (Exhibit 4(i), Form 8-K, dated February 20, 1997, File No. 1-2255, incorporated by reference).
4(iii)                --     Indenture, dated April 1, 1985, between Virginia Electric and Power Company and Crestar Bank
                             (formerly United Virginia Bank) (Exhibit 4(iv), Form 10-K for the fiscal year ended December 31,
                             1993, File No. 1-2255, incorporated by reference).

4(iv)                 --     Indenture, dated as of June 1, 1986, between Virginia Electric and Power Company and Chemical Bank
                             (Exhibit 4(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).
4(v)                  --     Indenture, dated April 1, 1988, between Virginia Electric and Power Company and Chemical Bank, as
                             supplemented and modified by a First Supplemental Indenture, dated August 1, 1989, (Exhibit 4(vi),
                             Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).
4(vi)                 --     Subordinated Note Indenture, dated as of August 1, 1995 between Virginia Electric and Power Company and The Chase Manhattan Bank (formerly Chemical Bank), as Trustee, as supplemented (Exhibit 4(a),
                             Form S-3 Registration Statement File No. 333-20561 as filed on January 28, 1997, incorporated by reference).
4(vii)                --     Virginia Electric and Power Company agrees to furnish to the Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized thereunder does not exceed 10 percent of Virginia Electric and Power Company's total assets.
10(i)                 --     Operating Agreement, dated June 17, 1981, between Virginia Electric and Power Company and
                             Monongahela Power Company, the Potomac Edison Company, West Penn Power Company, and Allegheny
                             Generating Company (Exhibit 10(vi), Form 10-K for the fiscal year ended December 31, 1983, File No.
                             1-8489, incorporated by reference).
10(ii)                --     Purchase, Construction and Ownership Agreement, dated as of December 28, 1982 but amended and restated on October 17, 1983, between Virginia Electric and Power Company and Old Dominion Electric
                             Cooperative (Exhibit 10(viii), Form 10-K for the fiscal year ended December 31, 1983, File No.
                             1-8489, incorporated by reference).
10(iii)               --     Interconnection and Operating Agreement, dated as of December 28, 1982 as amended and restated on
                             October 17, 1983, between Virginia Electric and Power Company and Old Dominion Electric Cooperative
                             (Exhibit 10(ix), Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(iv)                --     Nuclear Fuel Agreement, dated as of December 28, 1982 as amended and restated on October 17, 1983, between Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit 10(x),
                             Form 10-K for the fiscal year ended December 31, 1983, File No. 1-8489, incorporated by reference).
10(v)                 --     Credit Agreements dated June 7, 1996, between Chase Manhattan Bank (formerly Chemical Bank) and
                             Virginia Electric and Power Company (Exhibits 10(i) and 10(ii), Form 10-Q for the period ended June
                             30, 1996, File No. 1-2255, incorporated by reference).
10(vi)                --     Credit Agreement, dated December 1, 1985, between Virginia Electric and Power Company and Old
                             Dominion Electric Cooperative (Exhibit 10(xix), Form 10-K for the fiscal year ended December 31,
                             1985, File No. 1-8489, incorporated by reference).
10(vii)               --     Agreement for Northern Virginia Services, dated as of November 1, 1985, between Potomac Electric
                             Power Company and Virginia Electric and Power Company (Exhibit 10(xxi), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-8489, incorporated by reference).
10(viii)              --     Purchase, Construction and Ownership Agreement, dated May 31, 1990, between Virginia Electric and
                             Power Company and Old Dominion Electric Cooperative (Exhibit 10(xi), Form 10-K for the fiscal year ended December 31, 1990, File No. 1-2255, incorporated by reference).
10(ix)                --     Operating Agreement, dated May 31, 1990, between Virginia Electric and Power Company and Old
                             Dominion Electric Cooperative (Exhibit 10(xii), Form 10-K for the fiscal year ended December 31,
                             1990, File No. 1-2255, incorporated by reference).
10(x)                 --     Coal-Fired Unit Turnkey Contract (Volume 1), dated April 6, 1989, and the Unit 2 Amendment (Volume
                             1), dated May 31, 1990 between Virginia Electric and Power Company and Old Dominion Electric
                             Cooperative, Westinghouse, Black & Veatch, Combustion Engineering and H. B. Zachry (Volumes 2-11
                             contain technical specifications) (Exhibit 10(xiii), Form 10-K for the fiscal year ended December
                             31, 1990, File No. 1-2255, incorporated by reference).
10(xi)*               --     Description of arrangements with certain officers regarding additional credited years of service for retirement purposes (Exhibit 10(xii), Form 10-K for the fiscal year ended December 31, 1992, File
                             No. 1-2255, incorporated by reference).
10(xii)*              --     Dominion Resources, Inc. Directors' Deferred Compensation Plan effective July 1, 1986, as amended and restated on January 1, 1996 (filed herewith).
10(xiii)*             --     Dominion Resources, Inc. Performance Achievement Plan, effective January 1, 1986, as amended and restated effective February 19, 1988 (Exhibit 10(xxiii), Form 10-K for the fiscal year ended
                             December 31, 1994, File No. 1-2255, incorporated by reference).

10(xiv)*              --     Dominion Resources, Inc. Executive Supplemental Retirement Plan, effective January 1, 1981 as amended and restated effective October 22, 1988 and as amended and restated June 15, 1990 (Exhibit
                             10(xxiv), Form 10-K for the fiscal year ended December 31, 1994, File No. 1-2255, incorporated by reference).
10(xv)*               --     Dominion Resources, Inc.'s Cash Incentive Plan as adopted December 20, 1991
                             (Exhibit 10(xxv), Form 10-K for the fiscal year ended December 31, 1994, File No. 1-2255, incorporated by reference).
10(xvi)*              --     Employment Continuity Agreement for James T. Rhodes of Virginia Power (Exhibit 10(xxvii), Form 10-K for the fiscal year ended December 31, 1994, File No. 1-2255, incorporated by reference).
10(xvii)*             --     Dominion Resources, Inc. Retirement Benefit Funding Plan, effective June 29, 1990
                             (Exhibit 10(xxviii), Form 10-K for the fiscal year ended December 31, 1994, File No. 1-2255, incorporated by reference).
10(xviii)*            --     Dominion Resources, Inc. Retirement Benefit Restoration Plan as adopted effective January 1, 1991
                             (Exhibit 10(xxix), Form 10-K for the fiscal year ended December 31, 1994, File No. 1-2255, incorporated by reference).
10(xix)*              --     Dominion Resources, Inc. Executives' Deferred Compensation Plan, effective January 1, 1994, as amended and restated on January 1, 1997 (filed herewith).
10(xx)*               --     Employment Agreement dated April 21, 1995 between Virginia Power and James T. Rhodes (Exhibit 10,
                             Form 10-Qfor the period ended March 31, 1995, incorporated by reference) and an amendment dated
                             September 15, 1995 (Exhibit 10, Form 10-Q for the period ended September 30, 1995, incorporated by reference).
10(xxi)               --     Form of an Employment Agreement dated June 23, 1994 between Virginia Power and certain executive officers (filed herewith).
10(xxii)              --     Employment Agreement dated September 15, 1995 between Virginia Power and Robert E. Rigsby (filed herewith).
10(xxiii)             --     Employment Agreement dated September 15, 1995 between Virginia Power and Edgar M. Roach, Jr. (filed herewith).
10(xxiv)              --     Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, effective April 23, 1996
                             (filed herewith).
23(i)                 --     Consent of Hunton & Williams (filed herewith).
23(ii)                --     Consent of Jackson & Kelly (filed herewith).
23(iii)               --     Consent of Deloitte & Touche LLP (filed herewith).
27                    --     Financial Data Schedule (filed herewith).

---------------

*Indicates management contract or compensatory plan or arrangement

(b) Reports on Form 8-K

     The Company filed a report on Form 8-K, dated February 20, 1997, relating to the sale of $200 million First and Refunding Mortgage Bonds.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VIRGINIA ELECTRIC AND POWER COMPANY

Date: March 24, 1997

                                         By  /s/ JOHN B. ADAMS, JR.
                                            --------------------------
                                         (John B. Adams, Jr., Chairman of the
                                                 Board of Directors)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1997.

           Signature                             Title
-------------------------------------  -----------------------------


 /s/        JOHN B. ADAMS, JR.
--------------------------------------  Chairman of the Board of Directors and
            John B. Adams, Jr.               Director

 /s/        JAMES F. BETTS
--------------------------------------
            James F. Betts               Director

 /s/        JEAN E. CLARY
--------------------------------------
            Jean E. Clary                Director

 /s/   BENJAMIN J. LAMBERT, III
--------------------------------------
       Benjamin J. Lambert, III          Director

 /s/  RICHARD L. LEATHERWOOD
--------------------------------------
        Richard L. Leatherwood           Director

 /s/    HARVEY L. LINDSAY, JR.
--------------------------------------
        Harvey L. Lindsay, Jr.           Director

 /s/         J. T. RHODES
--------------------------------------   President (Chief Executive Officer) and
             J. T. Rhodes                  Director

 /s/       WILLIAM T. ROOS
--------------------------------------
           William T. Roos               Director

--------------------------------------
          Robert H. Spilman              Director

/s/      WILLIAM G. THOMAS
--------------------------------------
         William G. Thomas               Director

/s/        R. E. RIGSBY
-------------------------------------
          R. E. Rigsby                   Executive Vice President

/s/      E. M. ROACH, JR.
-------------------------------------    Senior Vice President-Finance,
         E. M. Roach, Jr.                  Regulation and General Counsel
                                           (Chief Financial Officer)

/s/     M. S. BOLTON, JR.
-------------------------------------
       M. S. Bolton, Jr.                 Controller (Principal Accounting
                                           Officer)