Form 10-Q
period 1997-03-31
VIRGINIA ELECTRIC & POWER CO
filed 1997-05-12
CIK 103682

[PAGE 1]

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission file number 1-2255


                       VIRGINIA ELECTRIC AND POWER COMPANY
             (Exact name of registrant as specified in its charter)


            VIRGINIA                                            54-0418825
 (State or other jurisdiction of                             (I.R.S. employer
  incorporation or organization)                            identification No.)



701 East Cary Street, Richmond, Virginia                       23219 - 3932
(Address of principal executive offices)                        (Zip Code)


  Registrant's telephone number                               (804) 771-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ----   ----

At April 30, 1997, 171,484 shares of common stock, without par value, of the registrant were outstanding.

[PAGE 2]
                 VIRGINIA ELECTRIC AND POWER COMPANY

                                 INDEX

                                                                      Page
                                                                     Number
                                                                     ------

                    PART I.  Financial Information

Item 1.  Consolidated Financial Statements

           Consolidated Statements of Income -
             Three Months Ended March 31, 1997
             and 1996                                                 3

           Consolidated Balance Sheets -
             March 31, 1997 and
             December 31, 1996                                      4-5

           Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1997 and
             1996                                                     6

           Notes to Consolidated Financial Statements              7-10


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                             11-15


                    PART II.  Other Information

Item 1.  Legal Proceedings                                           16

Item 4.  Submission of Matters to a Vote of Security
           Holders                                                   16

Item 5.  Other Information                                           16

           Regulation                                                16

           Rates                                                     18


Item 6.  Exhibits and Reports on Form 8-K                         18-19

[PAGE 3]

                 VIRGINIA ELECTRIC AND POWER COMPANY
                   PART I.  FINANCIAL INFORMATION

             ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
                  CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                      ---------------------
                                                        1997         1996
                                                            (Millions)
                                                           ----------
Operating revenues                                    $1,127.7     $1,164.8
                                                      --------     --------

Operating expenses:
Operation:
   Fuel, net                                             281.3        263.1
   Purchased power capacity, net                         184.4        194.2
   Other                                                 144.8        127.3
Maintenance                                               54.2         59.6
Restructuring                                                           5.4
Depreciation and amortization                            131.7        124.4
Amortization of terminated construction
  project costs                                            8.6          8.6
Taxes - Income                                            61.6         80.3
      - Other                                             70.2         70.6
                                                       -------     --------
  Total                                                  936.8        933.5
                                                       -------     --------
Operating income                                         190.9        231.3
Other income (deductions)                                 (1.3)         2.3
                                                      --------     --------
Income before interest charges                           189.6        233.6
                                                      --------     --------
Interest charges:
  Interest on long-term debt                              68.9         74.1
  Other                                                    9.0          5.7
  Allowance for borrowed funds used
   during construction                                    (0.4)        (0.8)
                                                      --------     --------
    Total                                                 77.5         79.0
                                                      --------     --------
Distributions-preferred securities of
  subsidiary trust, net                                    1.8          1.8
                                                      --------     --------
Net income                                               110.3        152.8
Preferred dividends                                        8.8          9.0
                                                      --------     --------
Balance available for Common Stock                    $  101.5     $  143.8
                                                      ========     ========


The accompanying notes are an integral part of the consolidated financial statements.

[PAGE 4]

                      VIRGINIA ELECTRIC AND POWER COMPANY

                         CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                                (UNAUDITED)


                                                 March 31,    December 31,
                                                   1997           1996
                                                ---------      ---------
                                                       (Millions)
                                                       ----------
                                                                  (*)
Utility plant (includes $196.3 plant
 under construction in 1997 and $180.1
 in 1996)                                       $14,582.6      $14,506.8
Less accumulated depreciation                     5,345.5        5,218.3
                                                ---------      ---------
                                                  9,237.1        9,288.5
Nuclear fuel, net                                   144.3          145.3
                                                ---------      ---------
  Net utility plant                               9,381.4        9,433.8
                                                ---------      ---------

Investments:
  Nuclear decommissioning trust funds               467.2          443.3
  Other                                              29.0           34.5
                                                ---------      ---------
    Total investments                               496.2          477.8
                                                ---------      ---------

Current assets:
  Cash and cash equivalents                          24.4           47.9
  Accounts receivable:
    Customer accounts receivable, net               366.0          354.8
    Other                                            73.3           80.4
  Accrued unbilled revenues                         136.7          162.8
  Materials and supplies:
    Plant and general                               149.3          148.7
    Fossil fuel                                      64.4           76.8
  Other                                             108.5          124.5
                                                ---------      ---------
    Total current assets                            922.6          995.9
                                                ---------      ---------

Deferred debits and other assets:
  Regulatory assets                                 776.6          773.9
  Unamortized debt issuance costs                    24.7           24.7
  Other                                             111.9          121.9
                                                ---------      ---------
      Total deferred debits and other
        assets                                      913.2          920.5
                                                ---------      ---------
Total assets                                    $11,713.4      $11,828.0
                                                =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1996 has been taken from the audited consolidated financial statements at that date.

[PAGE 5]
                     VIRGINIA ELECTRIC AND POWER COMPANY
                         CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS'EQUITY
                                  (UNAUDITED)

                                                    March 31,     December 31,
                                                      1997            1996
                                                   ---------       ---------
                                                           (Millions)
                                                           ----------
                                                                      (*)

Long-term debt                                     $ 3,777.2       $ 3,579.4
                                                   ---------       ---------

Company obligated mandatorily redeemable
 preferred securities of subsidiary trust(**)          135.0           135.0
                                                   ---------       ---------

Preferred stock subject to
  mandatory redemption                                 180.0           180.0
                                                   ---------       ---------

Preferred stock not subject to
  mandatory redemption                                 509.0           509.0
                                                   ---------       ---------

Common stockholder's equity:
  Common Stock                                       2,737.4         2,737.4
  Other paid-in capital                                 16.9            16.9
  Earnings reinvested in business                    1,314.2         1,308.4
                                                   ---------       ---------
    Total common stockholder's equity                4,068.5         4,062.7
                                                   ---------       ---------

Current liabilities:
  Securities due within one year                        12.0           311.3
  Short-term debt                                      303.8           312.4
  Accounts payable, trade                              308.1           368.5
  Interest accrued                                      86.0            95.3
  Other                                                330.2           299.5
                                                   ---------       ---------
    Total current liabilities                        1,040.1         1,387.0
                                                   ---------       ---------

Deferred credits and other liabilities:
  Accumulated deferred income taxes                  1,572.4         1,565.2
  Deferred investment tax credits                      251.1           255.3
  Other                                                180.1           154.4
                                                   ---------       ---------
    Total deferred credits and
      other liabilities                              2,003.6         1,974.9
Total liabilities and shareholders' equity         $11,713.4       $11,828.0


The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1996 has been taken from the audited consolidated financial statements at that date.

(**) As described in Note (c) to CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.

[PAGE 6]
                 VIRGINIA ELECTRIC AND POWER COMPANY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                  Three Months Ended March 31,
                                                      1997            1996
                                                    -------         -------
                                                           (Millions)
                                                           ----------

Cash flow from (to) operating activities:
  Net income                                        $ 110.3         $ 152.8
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     159.5           154.7
    Allowance for other funds used during
      construction                                      0.4            (1.1)
    Deferred income taxes                              13.5            16.7
    Deferred investment tax credits, net               (4.2)           (4.2)
    Noncash return on terminated construction
      project costs - pretax                           (1.3)           (1.8)
    Deferred fuel expenses                              8.3           (11.5)
    Deferred capacity expenses                        (15.8)            5.5
    Restructuring                                                       5.4
    Changes in:
      Accounts receivable                              (3.9)          (17.4)
      Accrued unbilled revenues                        25.9            24.8
      Materials and supplies                           11.7            28.6
      Accounts payable, trade                         (60.4)            7.9
      Accrued expenses                                 54.3            58.2
    Other                                              16.4            (9.0)
                                                    -------         -------
Net cash flow from operating activities               314.7           409.6
                                                    -------         -------

Cash flow from (to) financing activities:
  Issuance of long-term debt                          200.0            24.5
  Issuance (repayment) of short-term debt              (8.6)         (144.0)
  Repayment of long-term debt                        (299.3)          (58.9)
  Common Stock dividend payments                      (95.8)          (95.3)
  Preferred stock dividend payments                    (8.8)           (8.9)
  Distribution-preferred securities of
    subsidiary trust                                   (2.7)           (2.7)
  Other                                                (2.5)            2.1
                                                    -------         -------
Net cash to financing activities                     (217.7)         (283.2)
                                                    -------         -------

Cash flow from (used in) investing activities:
  Utility plant expenditures (excluding
    AFC-other funds)                                  (73.9)          (75.9)
  Nuclear fuel (excluding AFC-other funds)            (18.8)          (31.5)
  Nuclear decommissioning contributions                (9.1)           (9.0)
  Purchase of assets                                  (20.0)          (13.7)
  Other                                                 1.3            (4.0)
                                                    -------         -------
Net cash flow used in investing activities           (120.5)         (134.1)
                                                    -------         -------

Decrease in cash and cash equivalents                 (23.5)           (7.7)
Cash and cash equivalents at beginning of period       47.9            29.8
                                                    -------         -------
Cash and cash equivalents at end of period          $  24.4         $  22.1
                                                    =======         =======

Cash Paid During The Period For:
  Interest (reduced for the net cost of
   borrowed funds capitalized as AFC)               $  78.7         $  88.8
  Income taxes                                           .8             4.0


The accompanying notes are an integral part of the consolidated financial statements.

[PAGE 7]

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) General

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

    In the opinion of the management of Virginia Power, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three-month periods ended March 31, 1997 and 1996, and the cash flows for the three-month periods ended March 31, 1997 and 1996. Certain amounts in the 1996 consoli dated financial statements have been reclassified to conform to the 1997 presentation.

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

    These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(b) Contingencies

    Nuclear Insurance

    The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. The Company is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. The Company may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including the Company). For additional information, see Note C to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

[PAGE 8]


                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(b) Contingencies (continued)

Virginia Jurisdictional Rates

    On November 12, 1996, the State Corporation Commission of Virginia (the Virginia Commission) instituted a proceeding concerning Virginia Power's cost of service and the possible restructuring of the electric utility industry and directed the Company to provide certain information, including any alternative form of regulation proposed by the Company, by March 31, 1997. The Company filed its proposed alternative regulatory plan with the Virginia Commission on March 24, 1997. The Company's plan proposes a freeze of present base rates through December 31, 2002, during which a portion of earnings above the approved level would be used to accelerate the write-off of generation-related regulatory assets and mitigate the costs associated with payments under power purchase contracts with non-utility generators. It also seeks approval in principle of continued recovery of certain costs that remain unrecovered at the end of the freeze period.

    On March 28, 1997, the Staff of the Virginia Commission filed its Report in a proceeding on the Company's 1995 Annual Informational Filing (AIF). The Report concludes that the Company's earnings in 1995, after considering the effect of the Staff's proposed adjustments, had not exceeded the 11.4% rate of return on equity last authorized by the Virginia Commission. However, the Staff's review of the Company's 1995 AIF also considered certain updated cost of service information and projected Virginia Power to earn in excess of its authorized return on equity. Based on that analysis, the Report concludes that, for purposes of establishing rates prospectively, a rate reduction of $95.6 million, composed of $65.9 million of changes in the Company's current and ongoing cost of service and a $29.7 million one-time reduction in the Company's deferred capacity balance at December 31, 1996, may be necessary in order to realign rates to the authorized level. Alternatively, the Report states that, in view of the evolving nature of the electric utility industry, the Commission may wish to consider remedies other than, or in addition to, a rate reduction. Other remedies suggested by the Report included allowing the Company to maintain its current rate structure with residual earnings being used to write off regulatory assets in order to mitigate the recovery risk associated with such assets recorded on the Company's books or to establish a reserve for strandable assets.

         The Company's alternative regulatory plan, which was filed subsequent to the Staff's review of the Company's 1995 AIF but before issuance of the Staff's Report, provided for increases in certain costs not considered by the Staff in its review of the 1995 AIF cost of service. As a result, the Company believes that the cost of service filed with its alternative regulatory plan demonstrates that it is appropriate to retain the current level of base rates. Furthermore, the Company's plan, similar to an alternative suggested in the Staff Report, proposes a five-year rate freeze during which time a portion of earnings above the approved level would be used to write off regulatory assets or to mitigate costs associated with power purchase contracts with non-utility generators.

    On March 6, 1997, in the proceeding in which the Company filed its alternative rate plan and in the separate 1995 AIF proceeding, the Virginia Commission entered an order providing that the Company's rates shall become interim rates subject to refund as of March 1, 1997. On April 30, 1997, the Virginia Commission entered an Order consolidating the proceedings on the

[PAGE 9]

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



(b) Contingencies (continued)

Company's 1995 AIF and its alternative regulatory plan, which includes consideration of its 1996 cost of service, its present rates, and its fuel cost recovery factor and other deferred accounting mechanisms. The Order directs the Commission's Staff to conduct a full investigation into these matters and encourages the parties and the Staff to engage in collaborative and creative efforts to help achieve resolution of issues, especially issues related to the Company's contracts with non-utility generators, where possible. The Order establishes a schedule for filing testimony, exhibits, proposed settlements and stipulations, and responses beginning on October 15, 1997, and continuing through February 3, 1998. A public hearing is scheduled to begin on February 16, 1998.

    Federal Energy Regulatory Commission Audit

    The Federal Energy Regulatory Commission (FERC) conducted a compliance audit of the Company's financial statements for the years 1990 through 1994 and issued its final audit report dated April 18, 1997. The compliance exceptions noted in the FERC's preliminary audit report were resolved without significant effect on the Company's financial position or results of operations.

    Site Remediation

    The Environmental Protection Agency (EPA) has identified the Company and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.5 million to $72.5 million. The Company's proportionate share of the cost is expected to be in the range of $1.7 million to $2.5 million, based upon allocation formulas and the volume of waste shipped to the sites. As of March 31, 1997, the Company had accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

    The Company and Dominion Resources, Inc., along with Consolidated Natural Gas have remedial action responsibilities remaining at two coal tar sites. The Company accrued a $2 million reserve to meet its estimated liability based on site studies and investigations performed at these sites. In addition, two civil actions have been instituted against the City of Norfolk and Virginia Power by property owners who allege that their property has been contaminated by toxic pollutants originating from one of the coal tar sites now owned by the City of Norfolk and formerly owned by the Company. The plaintiffs are seeking compensatory damages of $12 million and punitive damages of $6 million. It is too early in the cases for the Company to predict their outcome. The Company has filed answers denying liability. A trial date of August 18, 1997 has been set for one of the two actions seeking fifteen million dollars.

    The Company generally seeks to recover its costs associated with environ mental remediation from third party insurers. At March 31, 1997, any pending or possible claims were not recognized as an asset or offset against recorded obligations of the Company.

[PAGE 10]


                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

(d) Preferred Stock

   As of March 31, 1997, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of the Company's preferred stock.

(e) Restructuring Charges

    In 1995, the Company announced the implementation phase of its Vision 2000 program which included comprehensive involuntary severance packages for employees who lose their positions as a result of Vision 2000 initiatives. The Company's Vision 2000 review of operations was substantially complete at December 31, 1996.

    For additional information, see Note P to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

[PAGE 11]

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limita tion) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions, including certain contingency matters (and their respective cautionary statements) discussed elsewhere in this report, that are not historical facts, are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

    Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include current governmental policies and regulatory actions (including those of FERC, the EPA, the Nuclear Regulatory Commission and the Virginia State Corporation Commission), industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and storage facilities, recovery of the cost of purchased power, nuclear decommissioning costs, and present or prospective wholesale and retail competition. The business and profitability of Virginia Power are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, unanticipated changes in operating expenses and capital expenditures, competition for new energy development opportunities and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Virginia Power. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business of the Company.

    Any forward-looking statement speaks only as of the date on which such statement is made, and Virginia Power undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Liquidity and Capital Resources

    Internal generation of cash during the first quarter of 1997 provided 186% of funds required for the Company's capital requirements compared to 284% during the first quarter of 1996.

    With the completion of the Clover Power Station in 1996, the Company is in a
period  in  which   internal  cash   generation   should   exceed   construction
expenditures.

    As detailed in the Consolidated Statements of Cash Flows, cash flow from operating activities for the three-month period ended March 31, 1997 decreased $94.9 million as compared to the three-month period ended March 31, 1996. The decrease was primarily attributable to a decline in sales caused by the unusually mild weather in the first quarter of 1997, coupled with the higher level of sales in the first quarter of 1996 due to extremely cold weather.

[PAGE 12]

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


    Cash from (to) financing activities was as follows:

                                                Three Months Ended March 31,
                                                  ----------------------
                                                    1997           1996
                                                  -------        -------
                                                         (Millions)
         Mortgage bonds                           $ 200.0
         Short-term debt                             (8.6)       $(144.0)
         Pollution control securities                               24.5
         Repayment of long-term debt               (299.3)         (58.9)
         Dividends                                 (104.6)        (104.2)
         Preferred securities distribution           (2.7)          (2.7)
         Other                                       (2.5)           2.1
                                                  -------        -------
            Total                                 $(217.7)       $(283.2)
                                                  =======        =======

    Financing activities for the first three months of 1997 resulted in a net cash outflow of $217.7 million.

    On February 25, 1997, the Company issued $200 million of First and Refunding Mortgage Bonds of 1997, Series A, 6.75%, due February 1, 2007. The proceeds from the sale of these bonds and cash provided by operating activities were used to fund first quarter 1997 mandatory maturities of First and Refunding Mortgage Bonds in the amount of $299.3 million.

    On April 8, 1997, the Industrial Development Authority of the Town of Louisa, Virginia issued $10 million of Solid Waste and Sewage Disposal Revenue Bonds, Series 1997A, due April 1, 2022, that were secured by a pledge of payments to be made by the Company. The bonds bear interest at a fixed rate of 5.15% for an initial five-year period. The interest rate may be either fixed or variable for subsequent specified periods. The proceeds from the sale of these bonds were used to finance certain solid waste and sewage disposal equipment previously installed at the Company's North Anna Power Station located in Louisa County, Virginia.

    The Company's commercial paper program is supported by credit facilities totaling $500 million. Borrowings under the commercial paper program were $303.8 million at March 31, 1997, which is a decrease of $8.6 million from the balance at December 31, 1996. Proceeds from the sale of commercial paper are primarily used to finance working capital for operations.

    In January 1997, the Company filed a registration statement with the Securities and Exchange Commission for $400 million of Junior Subordinated Debentures. The Company has two additional shelf registration statements for debt securities registered with the Securities and Exchange Commission, one for $575 million of First and Refunding Mortgage Bonds (of which $200 million has been issued) and the other for $200 million of Medium-Term Notes, Series F. These three shelf registrations combine to provide the Company with $975 million of unused debt capital resources. In addition, the Company has a Preferred Stock shelf, registered with the Securities and Exchange Commission, for $100 million in aggregate principal amount, which has not been utilized. The Company intends to issue securities from time to time to meet its capital requirements.

[PAGE 13]

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



    Cash from (used in) investing activities was as follows:

                                              Three Months Ended March 31,
                                                -----------------------
                                                  1997            1996
                                                -------         -------
                                                       (Millions)

         Utility plant expenditures             $ (73.9)        $( 75.9)
         Nuclear fuel                             (18.8)          (31.5)
         Nuclear decommissioning contributions     (9.1)           (9.0)
         Purchase of assets                       (20.0)          (13.7)
         Other                                      1.3            (4.0)
                                                -------         -------
            Total                               $(120.5)        $(134.1)
                                                =======         =======

    Investing activities for the first three months of 1997 resulted in a net cash outflow of $120.5 million primarily due to $73.9 million of construction expenditures, $18.8 million of nuclear fuel expenditures and approximately $20 million for the purchase of a gas-fired combined cycle generator. Of the construction expenditures, the Company spent approximately $57.2 million on transmission and distribution projects, $9.2 million on production projects, $6.6 million on general support facilities, and $0.9 million on clean air projects.

Results of Operations

    Balance available for Common Stock decreased by $42.3 million for the three-month period ended March 31, 1997, as compared to the same period in 1996, primarily as a result of the unusually mild weather experienced in the first quarter of 1997 versus the extremely cold weather in the first quarter of 1996.

Operating Revenues

    Operating revenues changed primarily due to the following:

                                   Three Months Ended March 31,
                                   ----------------------------
                                          1997 vs. 1996
                                          -------------
                                            (Millions)

     Customer growth                          $ 12.7
     Weather                                   (80.8)
     Change in base revenues                    (1.4)
     Fuel cost recovery                         11.0
     Other, net                                 (7.8)
                                              ------
        Total retail                           (66.3)

     Sales for resale                           24.5
     Other operating revenues                    4.7

        Total                                 $(37.1)

[PAGE 14]

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



    Customer kilowatt-hour sales changed as follows:


                                    Three Months Ended March 31,
                                    ----------------------------
                                            1997 vs. 1996
                                            -------------
     Residential                                (11.8)%
     Commercial                                  (4.9)
     Industrial                                   0.7
     Public authorities                          (5.1)
     Total retail sales                          (7.3)
     Resale                                      47.2
     Total sales                                  1.0



    Heating and cooling degree days during the first quarter were as follows:


                                          1997      1996     Normal
                                          ----      ----     ------

         Heating degree days             1,856     2,334     2,050
         Percentage change
           compared to prior year        (20.5)     21.4

         Cooling degree days                 6         0         7



    The decrease in retail kilowatt-hour sales for the three-month period ended March 31, 1997 reflects the mild weather experienced in the first quarter of 1997 compared to the unusually cold weather in the first quarter of 1996. The decline was partially offset by sales to 30,200 retail customers added during 1996.

    The increase in sales for resale for the three-month period ended March 31, 1997, as compared to the same period in 1996, was primarily due to the Company's heightened power marketing efforts.

Operation - Other

    Other operating expenses increased for the three-month period ended March 31, 1997, as compared to the same period in 1996, primarily due to the wages and salaries associated with certain employees who have been redesignated as supporting operations rather than maintenance activities, transmission expenses related to the Company's increased off-system sales, expenses attributable to the growth of the Company's Energy Services Business, increased computer lease expenses, and lump sum merit payments to the Company's employees. The increases in other operating expenses were partially offset by a decrease in salaries and wages pursuant to Vision 2000 involuntary separations.

[PAGE 15]

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Restructuring

    As part of the Vision 2000 program (see Note (e) to CONSOLIDATED FINANCIAL STATEMENTS), the Company recorded $5.4 million of restructuring charges in the first quarter of 1996. The Company had completed the significant portions of its Vision 2000 review as of December 31, 1996.

    The savings from the Company's Vision 2000 initiatives, including those from staffing reductions, are being realized as lower construction and operation and maintenance costs than otherwise would have been incurred. A portion of these savings, to the extent that they result in earnings above the approved level, will be used to accelerate the write-off of generation-related regulatory assets and mitigate the costs associated with payments under power purchase contracts with non-utility generators. For additional information, see Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

Income Taxes

    Income taxes decreased for the three-month period ended March 31, 1997, as compared to the same period in 1996 primarily as a result of decreased income subject to tax.

Contingencies

    For information on contingencies, see Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

Future Issues

Competition

    Presently, Virginia Power expects to continue to operate under regulation and to recover its cost of providing traditional electric service. However, the form of cost-based rate regulation under which Virginia Power operates is likely to evolve as a result of various legislative or regulatory initiatives, including Virginia Power's alternative regulatory plan filed with the Virginia Commission on March 24, 1997 (see Note (b) to CONSOLIDATED FINANCIAL STATE MENTS). At this time, Virginia Power management can predict neither the ultimate outcome of regulatory reform in the electric utility industry nor the impact such changes would have on Virginia Power.

   For additional information, see Future Issues-Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

[PAGE 16]

                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

     On April 2, 1997, Doswell Limited Partnership (Doswell) filed a motion for judgment against Virginia Power in the Circuit Court of the City of Richmond. Doswell is an independent power producer that has entered into two power purchase agreements with the Company for the supply of dependable capacity and electrical power. The motion for judgment claims that the Company breached one of those agreements by assessing liquidated damages against Doswell totaling approximately $38 million due to a Forced Outage that Doswell experienced. The Forced Outage allegedly was caused by a turbine blade failure in one of Doswell's turbines. Doswell claims that the failure is excused as an event of Force Majeure and that the liquidated damages provisions in the agreement at issue are not enforceable. On April 25, 1997, the Company filed a Demurrer seeking to dismiss the lawsuit.

     On April 2, 1997, Doswell also filed a complaint against Virginia Power in the United States District Court for the Eastern District of Virginia, Richmond Division. The complaint alleges that the Company has breached the two power purchase agreements by improperly dispatching Doswell's generating facilities and by underpaying certain Energy Payments specified in the agreements. Doswell has asserted state law claims of fraud and breach of contract for which it seeks no less than $20,000,000. Doswell also contends that the Company's conduct violates the federal Racketeer Influenced and Corrupt Organizations Act (RICO). Doswell seeks treble damages of no less than $60,000,000 under that count. The Company denies any wrongdoing and on April 24, 1997, filed a Motion to Dismiss the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

     By consent in lieu of an Annual Meeting, Dominion Resources, Inc., the sole holder of all the voting Common Stock of the Company, on April 18, 1997, elected the following persons to serve as Directors of the Company for the term indicated:

                          Class II-Term Expires in 2000

                                 James F. Betts
                                  Jean E. Clary
                                 James T. Rhodes
                                Robert H. Spilman

Item 5. Other Information

Regulation

General

         In February 1997, Senate Bill No. 38, entitled the Study Commission on the Future of Electric Service in North Carolina, was introduced in the North Carolina Legislature. The legislation, which was enacted on April 30, establishes a study committee to examine the cost, adequacy, availability and pricing of electricity in the state. The study commission will be comprised of consumers, legislators and industry officers.

[PAGE 17]

                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION
                                   (Continued)


Virginia

         In reference to its application before the Virginia Commission for authority to provide interexchange non-switched dedicated telecommunication services throughout Virginia, on April 28, 1997, Virginia Power and its wholly-owned subsidiary, VPS Communications, Inc. (VPSC), filed with the Virginia Commission an amendment to that application requesting that the authority to provide such services be given to VPSC instead of Virginia Power. Also on April 28, 1997, Virginia Power and VPSC filed for approval of three affiliate agreements that will support VPSC's provision of telecommunications service: an Affiliate Services Agreement, a Fiber Lease Agreement, and an Inter-Company Credit Agreement.

         On April 30, 1997, the Virginia Commission entered an order consolidating the proceedings on the Company's 1995 Annual Informational Filing and its proposed alternative regulatory plan, filed on March 24, 1997. An extensive discussion of the proceedings is provided in Note (b) to CONSOLIDATED FINANCIAL STATEMENTS, Contingencies, Virginia Jurisdictional Rates.

         In reference to the proceeding before the Virginia Commission for approval of certain power supply arrangements between Virginia Power and Chesapeake Paper Products Company, on April 21, 1997 a Hearing Examiner for the Virginia Commission issued her report recommending approval of those arrange ments.

FERC

         In reference to LG&E Westmoreland Southampton's request for a waiver of FERC operating requirements for Qualifying Facilities (Qfs) under the Public Utility Regulatory Policies Act of 1978 (PURPA) and its resulting Petition for Review against FERC in the United States Court of Appeals for the D. C. Circuit, the United States Court of Appeals for the D.C. Circuit entered an Order granting the FERC's motion to dismiss Southampton's Petition for Review on March 31, 1997.

Nuclear

         In reference to Virginia Power's joint petition with thirty-five other utility petitioners against the U.S. Department of Energy (DOE) in the U.S. Court of Appeals for the District of Columbia, on March 19, 1997, the Court consolidated the utilities' lawsuit with a parallel lawsuit filed by numerous states and state agencies against the Department of Energy on January 31, 1997. In April, the utilities and the state petitioners filed motions to expedite the calendaring of these cases. On April 30, the Court ordered that the pending petitions be construed as seeking to compel DOE to comply with the mandate in Indiana Michigan Power Co. v. Department of Energy, in which the court held that DOE has an unconditional obligation to begin disposing of spent nuclear fuel by January 31, 1998, reciprocal to the utilities' obligation to pay fees into the Nuclear Waste Fund. On May 7, in response to the court's order, the utilities and state petitioners filed petitions for mandamus seeking relief similar to that sought in the original petitions.

[PAGE 18]

                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION
                                   (Continued)

Rates

Virginia
         In the proceeding before the Virginia Commission involving an increase in the Power Company's recovery of fuel expenses and the Commission's investigation regarding disposal of spent nuclear fuel, on March 20, 1997 the Commission granted its Staff's motion to remove the spent nuclear fuel disposal issue from the case and return it to a separate proceeding. A hearing was held on the requested increase in the recovery of fuel expenses on April 17, 1997.

North Carolina

         In the Company's filing for approval of a new Schedule 19, a public hearing was held on February 4, 1997. Briefs were filed by parties to the proceeding on March 4, 1997.

Interconnections

         In reference to the planned test of principles developed by the General Agreement on Parallel Paths (GAPP), whose participants would include Virginia Power and five other North American utilities, on March 25, 1997, FERC approved the GAPP Experiment Participation Agreement for a two-year period, beginning on April 2, 1997. FERC stated that the experiment will provide the industry with information about the effects of regional power flows under the new Open Access regulations and allow participants to analyze actual power flow paths to ensure equitable compensation.

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

4(i) - Indenture of Mortgage of the Company, dated November 1, 1935, as supplemented and modified by fifty-eight Supplemental Indentures,
        Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255, incorporated by reference; Fifty-Ninth Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended March 31, 1986, File No. 1-2255, incorporated by reference; Sixtieth Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended September 30, 1986, File No. 1-2255, incorporated by reference; Sixty-First Supple mental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended June 30, 1987, File No. 1-2255, incorporated by reference; Sixty-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated November 3, 1987, File No. 1-2255, incorporated by reference; Sixty-Third Supple mental Indenture, Exhibit 4(i), Form 8-K, dated June 8, 1988, File No. 1-2255, incorporated by reference; Sixty-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 8, 1989, File No. 1-2255, incorporated by reference; Sixty-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 22, 1989, File No. 1-2255, incorporated by reference; Sixty-Sixth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 27, 1990, File No. 1-2255, incorporated by reference;
        Sixty-Seventh Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference; Sixty-Eighth

[PAGE 19]

                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION
                                   (Continued)

         Supplemental Indenture, Exhibit 4(i), Sixty-Ninth Supplemental Inden ture, Exhibit 4(ii), and Seventieth Supplemental Indenture, Exhibit 4(iii), Form 8-K, dated February 25, 1992, File No. 1-2255, incorpo rated by reference; Seventy-First Supplemental Indenture, Exhibit 4(i) and Seventy-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated July 7, 1992, File No. 1-2255, incorporated by reference;
         Seventy-Third Supplemental Indenture, Exhibit 4(i), Form 8-K dated August 6, 1992, File No. 1-incorporated by reference; Seventy-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 10, 1993, File No. 1-2255, incorporated by reference; Seventy-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 6, 1993, File No. 1-2255, incorporated by reference; Seventy-Sixth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 21, 1993, File No. 1-2255, incorporated by reference. Seventy-Seventh Supplemental Inden ture, Exhibit 4(i), Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference; Seventy-Eighth Supplemental Indenture,
         Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference; Seventy-Ninth Supplemental Indenture,
         Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference, Eightieth Supplemental Indenture, Exhibit 4(i), Form 8-K dated October 12, 1993, File No. 1-2255, incorporated by reference, Eighty-First Supplemental Indenture, Exhibit 4(iii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1- 2255, incorporated by reference; Eighty-Second Supplemental Indenture,
         Exhibit 4(i), Form 8-K, dated January 18, 1994, File No. 1-2255, incorporated by reference, Eighty-Third Supplemental Indenture, Exhibit 4(i), Form 8-K, dated October 19, 1994, File No. 1-2255, incorporated by reference, Eighty-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K dated March 22, 1995, File No. 1-2255, incorpo rated by reference and Eighty-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K dated February 20, 1997, File No. 1-2255, incorporated by reference.

4(ii) -  Indenture, dated as of June 1, 1986, from Virginia Electric and
         Power Company to Chemical Bank pursuant to which Medium-Term Notes, Series B were issued (Exhibit 4(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by refer ence).

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

4(iv) - Subordinated Note Indenture, dated as of August 1, 1995, between Virginia Electric and Power Company and Chase Manhattan Bank (formerly Chemical Bank), as Trustee, as supplemented (Exhibit 4(a), Form S-3 Registration Statement No. 333-20561 as filed on January 28, 1997, incorporated by reference).

27 - Financial Data Schedule (filed herewith).

         (b) Reports on Form 8-K;

             The Company filed a report on Form 8-K, dated February 20, 1997, relating to the sale of $200 million First and Refunding Mortgage Bonds.

[PAGE 20]



                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            VIRGINIA ELECTRIC AND POWER COMPANY
                                         Registrant





May 12, 1997
                                    /S/ E.M. ROACH, JR.
                         -------------------------------------
                                       E. M. Roach, Jr.
                                Senior Vice President-Finance,
                         Regulation and General Counsel
                                  (Chief Financial Officer)