Form 10-Q
period 1997-06-30
VIRGINIA ELECTRIC & POWER CO
filed 1997-08-12
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           [ ]   For the quarterly period ended June 30, 1997

                                       or

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

At July 31, 1997, 171,484 shares of common stock, without par value, of the registrant were outstanding.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                                      INDEX


                                                         Page
                                                         Number



                          PART I. Financial Information

Item 1.  Financial Statements

           Consolidated Statements of Income - Three
             and Six Months Ended June 30, 1997
             and 1996                                        3

           Consolidated Balance Sheets - June 30, 1997
             and December 31, 1996                         4-5

           Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 1997 and 1996             6

           Notes to Consolidated Financial Statements     7-10


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                    11-16


                           PART II. Other Information

Item 1.  Legal Proceedings                                  17

Item 5.  Other Information                                  17

           The Company                                      17

           Regulation                                       17

           Rates                                            18

           Sources of Energy Used and Fuel Costs            19


Item 6.  Exhibits and Reports on Form 8-K                19-20

                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART I. FINANCIAL INFORMATION

                          ITEM I. FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                  Three Months Ended                 Six Months Ended
                                                       June 30,                           June 30,
                                                 -------------------                  --------------
                                                 1997             1996              1997             1996
                                                 ----             ----              ----             ----
                                                                        (Millions)
Operating revenues                               $1,028.0       $1,029.1            $2,155.8         $2,193.9

Operating expenses:
  Operation:
     Fuel, net                                      264.4          225.6               545.6            488.7
     Purchased power capacity,
       net                                          159.5          165.9               344.0            360.1
     Other                                          148.0          135.3               292.9            262.6
  Maintenance                                        61.6           60.3               115.8            119.9
  Restructuring                                       6.3           19.3                 6.3             24.7
  Accelerated cost recovery                           2.8                                2.8
  Depreciation and amortization                     130.5          125.9               262.2            250.3
  Amortization of terminated
    construction project costs                        8.6            8.6                17.2             17.2
  Taxes - Income                                     38.4           50.4               100.0            130.7
        - Other                                      62.8           64.7               133.0            135.3
                                                 --------         ------            --------         --------
     Total                                          882.9          856.0             1,819.8          1,789.5
                                                 --------         ------            --------         --------
Operating income                                    145.1          173.1               336.0            404.4
                                                 --------         ------            --------         --------

Other income                                          3.2            2.6                 1.9              4.9
                                                 --------         ------            --------         --------
Income before interest charges                      148.3          175.7               337.9            409.3
                                                 --------         ------            --------         --------

Interest charges:
  Interest on long-term debt                         68.0           72.8               136.9            146.9
  Other                                               6.6            5.0                15.6             10.7
  Allowance for borrowed funds
    used during construction                         (0.4)          (0.5)               (0.8)            (1.3)
                                                 --------         ------            --------         --------
     Total                                           74.2           77.3               151.7            156.3
                                                 --------         ------            --------         --------

Distributions - preferred
 securities of subsidiary trust,
 net                                                  1.8            1.8                 3.5              3.6
                                                 --------         ------            --------         --------

Net income                                           72.3           96.6               182.7            249.4
Preferred dividends                                   9.0            8.8                17.8             17.8
                                                 --------         ------            --------         --------
Balance available for Common
  Stock                                          $   63.3         $ 87.8            $  164.9         $  231.6
                                                 ========         ======            ========         ========
-------------

The accompanying notes are an integral part of the consolidated financial statements.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)


                                                                    June 30,            December 31,
                                                                      1997                  1996
                                                                    --------            ------------
                                                                             (Millions)
                                                                                            (*)
Utility plant (includes $218.4
  plant under construction in 1997
  and $180.1 in 1996)                                             $14,656.2             $14,506.8
Less accumulated depreciation                                       5,480.1               5,218.3
                                                                  ---------             ---------
                                                                    9,176.1               9,288.5
Nuclear fuel, net                                                     153.0                 145.3
                                                                  ---------             ---------
  Net utility plant                                                 9,329.1               9,433.8
                                                                  ---------             ---------

Investments:
  Nuclear decommissioning trust funds                                 499.0                 443.3
  Other                                                                29.6                  34.5
                                                                  ---------             ---------
    Total investments                                                 528.6                 477.8
                                                                  ---------             ---------

Current assets:
  Cash and cash equivalents                                            63.0                  47.9
  Accounts receivable:
    Customer accounts receivable, net                                 388.5                 354.8
    Other                                                              69.3                  80.4
  Accrued unbilled revenues                                           169.7                 162.8
  Materials and supplies:
    Plant and general                                                 152.8                 148.7
    Fossil fuel                                                        66.5                  76.8
  Other                                                               146.3                 124.5
                                                                  ---------             ---------
    Total current assets                                            1,056.1                 995.9
                                                                  ---------             ---------

Deferred debits and other assets:
  Regulatory assets                                                   787.7                 773.9
  Unamortized debt issuance costs                                      24.7                  24.7
  Other                                                               117.6                 121.9
                                                                  ---------             ---------
    Total deferred debits and
      other assets                                                    930.0                 920.5
                                                                  ---------             ---------
Total assets                                                      $11,843.8             $11,828.0
                                                                  =========             =========


----------------


The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1996 has been taken from the audited consolidated financial statements at that date.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS
                       LIABILITIES AND SHAREHOLDERS'EQUITY
                                   (Unaudited)


                                                                    June 30,            December 31,
                                                                      1997                 1996
                                                                    -------             ------------
                                                                              (Millions)
                                                                                            (*)

Long-term debt                                                    $ 3,570.0             $ 3,579.4
                                                                  ---------             ---------

Company obligated mandatorily redeemable
 preferred securities of subsidiary
 trust (**)                                                           135.0                 135.0
                                                                  ---------             ---------

Preferred stock subject to mandatory
  redemption                                                          180.0                 180.0
                                                                  ---------             ---------

Preferred stock not subject to mandatory
  redemption                                                          509.0                 509.0
                                                                  ---------             ---------

Common stockholder's equity:
  Common Stock                                                      2,737.4               2,737.4
  Other paid-in capital                                                16.9                  16.9
  Earnings reinvested in business                                   1,284.2               1,308.4
                                                                  ---------             ---------
    Total common stockholder's equity                               4,038.5               4,062.7
                                                                  ---------             ---------

Current liabilities:
  Securities due within one year                                      229.5                 311.3
  Short-term debt                                                     440.2                 312.4
  Accounts payable, trade                                             343.2                 368.5
  Severance costs accrued                                              34.7                  50.2
  Interest accrued                                                     93.3                  95.3
  Other                                                               238.1                 249.3
                                                                  ---------             ---------
    Total current liabilities                                       1,379.0               1,387.0
                                                                  ---------             ---------

Deferred credits and other liabilities:
  Accumulated deferred income taxes                                 1,594.9               1,565.2
  Deferred investment tax credits                                     246.8                 255.3
  Other                                                               190.6                 154.4
                                                                  ---------             ---------
    Total deferred credits and
      other liabilities                                             2,032.3               1,974.9
                                                                  ---------             ---------

Commitments and contingencies (see Note b)

Total liabilities and shareholders' equity                        $11,843.8             $11,828.0
                                                                  =========             =========
--------------


The accompanying notes are an integral part of the consolidated financial statements.

(*) The balance sheet at December 31, 1996 has been taken from the audited financial consolidated statements at that date.

(**) As described in Note (c) to CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.

                       VIRGINIA ELECTRIC AND POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended June 30,
                                                                             1997               1996
                                                                            ------             ------
                                                                                   (Millions)
Cash flow from (to) operating activities:
  Net income                                                                 $ 182.7           $ 249.4
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                              316.2             311.3
    Allowance for other funds used
      during construction                                                        0.1              (1.8)
    Deferred income taxes                                                       30.9              34.1
    Deferred investment tax credits, net                                        (8.5)             (8.6)
    Noncash return on terminated construction
      project costs - pretax                                                    (2.4)             (3.4)
    Deferred fuel expenses                                                      (0.7)            (23.6)
    Deferred capacity expenses                                                 (38.4)              6.0
    Accelerated cost recovery                                                    2.8
    Changes in:
      Accounts receivable                                                      (23.4)             34.3
      Accrued unbilled revenues                                                 (6.5)             (7.2)
      Materials and supplies                                                     6.1              16.1
      Accounts payable, trade                                                  (25.3)            (20.8)
      Accrued expenses                                                          (9.5)            (30.2)
    Other                                                                       16.6             (12.0)
                                                                             -------           -------
Net cash flow from operating activities                                        440.7             543.6
                                                                             -------           -------
Cash flow from (to) financing activities:
  Issuance of long-term debt                                                   210.0              24.5
  Issuance of short-term debt, net                                             127.9             125.1
  Repayment of long-term debt                                                 (299.3)           (220.9)
  Common Stock dividend payments                                              (189.2)           (191.9)
  Preferred stock dividend payments                                            (17.5)            (17.6)
  Distribution-preferred securities of
    subsidiary trust                                                            (5.4)             (5.4)
  Other                                                                         (1.1)              1.7
                                                                             -------           -------
Net cash flow to financing activities                                         (174.6)           (284.5)
                                                                             -------           -------
Cash flow used in investing activities:
  Utility plant expenditures (excluding
    AFC-other funds)                                                          (164.8)           (157.6)
  Nuclear fuel (excluding AFC-other funds)                                     (47.0)            (57.6)
  Nuclear decommissioning contributions                                        (18.1)            (18.1)
  Purchase of assets                                                           (20.0)            (14.6)
  Other                                                                         (1.1)             (7.2)
                                                                             -------           -------
Net cash flow used in investing activities                                    (251.0)           (255.1)
                                                                             -------           -------
Increase in cash and cash equivalents                                           15.1               4.0
Cash and cash equivalents at beginning of period                                47.9              29.8
                                                                             -------           -------
Cash and cash equivalents at end of period                                   $  63.0           $  33.8
                                                                             =======           =======
Cash paid during the period for:
  Interest (reduced for the net cost of
    borrowed funds capitalized as AFC)                                       $ 154.7           $ 168.7
  Income taxes                                                                  78.0             126.3
----------------


The accompanying notes are an integral part of the consolidated financial statements.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(a)      Significant Accounting Policies

         General

         Virginia Electric and Power Company is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square mile area in Virginia and northeastern North Carolina. It sells electricity to retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives and municipalities. The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for over 80 percent of its population. In addition, the Company has recently organized a wholesale power group to engage in off-system wholesale purchases and sales, and that group is developing trading relationships beyond the geographic limits of Virginia Power's retail service territory. As used herein, the terms "Virginia Power" and the "Company" shall refer to the entirety of Virginia Electric and Power Company, including, without limitation, its Virginia and North Carolina operations, and all of its subsidiaries.

         In the opinion of the management of Virginia Electric and Power Company, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three- and six-month periods ended June 30, 1997 and 1996, and the cash flows for the six-month periods ended June 30, 1997 and 1996. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(a)      Significant Accounting Policies (continued)

         Commodity Options and Futures Contracts

         Virginia Power has organized a wholesale power group to engage in offsystem purchases and sales of energy and capacity. A substantial portion of its trading activities are through fixed-priced forward contracts which require physical delivery of the underlying commodity. The Company's trading activities also include the purchase and sale of over-the-counter options that require physical delivery of the underlying commodity. Furthermore, in order to manage price risk associated with natural gas requirements, the Company trades NYMEX natural gas futures contracts, as well as options on such contracts.

         Options and futures contracts are marked to market with resulting gains and losses reported in earnings unless such instruments qualify, and are designated, as hedges for accounting purposes. For options which require physical delivery of the underlying commodity, market value reflects management's best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Futures contracts and options on futures contracts are marked to market based on closing exchange prices. No options or futures contracts were designated as hedges during the six months ended June 30, 1997.

         Purchased options and options sold are reported in Deferred Debits and Other Assets - Other and in Deferred Credits and Other Liabilities - Other, respectively, until exercise or expiration. Gains and losses are reported in Other Income unless the options or futures contracts have been designated as hedges. For designated hedges, unrealized gains and losses are deferred during the hedge period as Deferred Credits and Other Liabilities - Other and Deferred Debits and Other Assets - Other, respectively, and are ultimately reflected in the measurement of the hedged transaction. Electric options exercised are reflected in the recording of related purchases or sales of electricity as Operating Expenses or Operating Revenues, respectively. Upon expiration, electric options written are recognized in Operating Revenues and options purchased are recognized in Operating Expenses. Cash flows from options and futures contracts are reported in Net Cash Flow from Operating Activities.

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

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(b)      Contingencies (continued)

         Site Remediation

         The Environmental Protection Agency (EPA) has identified the Company and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.5 million to $72.5 million. The Company's proportionate share of the cost is expected to be in the range of $1.7 million to $2.5 million, based upon allocation formulas and the volume of waste shipped to the sites. As of June 30, 1997, the Company had accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

         The Company and Dominion Resources, Inc., along with Consolidated Natural Gas, have remedial action responsibilities remaining at two coal tar sites. Based on site studies and investigations performed at these sites, the Company accrued a $2 million reserve to meet its estimated liability. As of June 30, 1997, the Company had incurred remedial action costs for the two sites totaling $2 million. The Company does not anticipate that it will be liable for additional remedial action costs that are significant in amount.

         In addition to the remedial action costs associated with the coal tar sites, two civil actions have been instituted against the City of Norfolk and Virginia Power. Several property owners allege that their property has been contaminated by toxic pollutants originating from one of the coal tar sites now owned by the City of Norfolk and formerly owned by the Company. The plaintiffs are seeking compensatory damages of $12 million and punitive damages of $6 million. It is too early in the cases for the Company to predict their outcome. The Company has filed answers denying liability. A trial date of August 18, 1997 has been set for one of the two actions seeking fifteen million dollars.

         The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At June 30, 1997, any pending or possible claims were not recognized as an asset or offset against recorded obligations of the Company.

         Virginia Jurisdictional Rates

         In the proceeding in which the Company filed its alternative rate plan and in the separate 1995 Annual Informational Filing proceeding, the Virginia State Corporation Commission (Virginia Commission) entered an order on March 6, 1997 providing that the Company's rates shall become interim rates subject to refund as of March 1, 1997.

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


(d)      Preferred Stock

         As of June 30, 1997, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of the Company's preferred stock.

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

         Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include current governmental policies and regulatory actions (including those of FERC, the EPA, the Nuclear Regulatory Commission and the Virginia Commission), industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and storage facilities, recovery of the cost of purchased power, nuclear decommissioning costs, and present or prospective wholesale and retail competition. The business and profitability of Virginia Power are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, unanticipated changes in operating expenses and capital expenditures, competition for new energy development opportunities and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Virginia Power. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business of the Company.

         Any forward-looking statement speaks only as of the date on which such statement is made, and Virginia Power undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Liquidity and Capital Resources

         Internal generation of cash during the first six months of 1997 provided 110% of funds required for the Company's capital requirements compared to 155% during the first six months of 1996.

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

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         As detailed in the Consolidated Statements of Cash Flows, cash flow from operating activities for the six-month period ended June 30, 1997 decreased $102.9 million as compared to the six-month period ended June 30, 1996. The decrease was primarily attributable to a decline in retail sales caused by the unusually mild weather in the first six months of 1997 as compared to the colder winter and warmer spring weather in the first six months of 1996.

    Cash from (to) financing activities was as follows:

                                                  Six Months Ended June 30,
                                                   1997            1996
                                                --------         ----------
                                                       (Millions)
         Mortgage bonds                          $ 200.0
         Pollution control securities               10.0
         Issuance of short-term debt, net          127.9           $ 125.1
         Issuance of tax exempt securities                            24.5
         Repayment of long-term debt              (299.3)           (220.9)
         Dividends                                (206.7)           (209.5)
         Preferred securities distribution          (5.4)             (5.4)
         Other                                      (1.1)              1.7
                                                 -------           -------
              Total                              $(174.6)          $(284.5)
                                                 =======           =======

         Financing activities for the first six months of 1997 resulted in a net cash outflow of $174.6 million.

         In February 1997, the Company issued $200 million of First and Refunding Mortgage Bonds of 1997, Series A, 6.75%, due February 1, 2007. The proceeds from the sale of these bonds and cash provided by operating activities were used to fund first quarter 1997 mandatory maturities of First and Refunding Mortgage Bonds in the amount of $299.3 million.

         In April 1997, the Industrial Development Authority of the Town of Louisa, Virginia issued $10 million of Solid Waste and Sewage Disposal Revenue Bonds that were secured by a pledge of payments to be made by the Company. The proceeds from the sale of these bonds were used to finance certain solid waste and sewage disposal equipment previously installed at the Company's North Anna Power Station located in Louisa County, Virginia.

         The Company's commercial paper program is supported by credit facilities totaling $500 million. Borrowings under the commercial paper program were $440.2 million at June 30, 1997, which is an increase of $127.8 million from the balance at December 31, 1996. Proceeds from the sale of commercial paper are primarily used to finance working capital for operations.

          On July 2, 1997, the Company issued $60 million of its Medium Term Notes, Series F, at an annual interest rate of 6.35%, maturing on July 2, 1999. The proceeds from the sale of the notes were used to reduce commercial paper borrowings.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



    Cash used in investing activities was as follows:


                                              Six Months Ended June 30,
                                               1997            1996
                                            --------        ----------
                                                     (Millions)
     Utility plant expenditures             $(164.8)        $(157.6)
     Nuclear fuel                             (47.0)          (57.6)
     Nuclear decommissioning contributions    (18.1)          (18.1)
     Purchase of assets                       (20.0)          (14.6)
     Other                                     (1.1)           (7.2)
                                            -------         -------
        Total                               $(251.0)        $(255.1)
                                            =======         =======


         Investing activities for the first six months of 1997 resulted in a net cash outflow of $251.0 million primarily due to $164.8 million of construction expenditures, $47.0 million of nuclear fuel expenditures and $20.0 million for the purchase of a gas-fired combined cycle generator. Of the construction expenditures, the Company spent approximately $121 million on transmission and distribution projects, $22 million on production projects, $21 million on general support facilities, and $1 million on clean air projects.

Results of Operations

         Balance available for Common Stock decreased by $24.5 million and $66.7 million for the three months and six months, respectively, ended June 30, 1997, as compared to the same periods in 1996, primarily as a result of the unusually mild weather experienced in 1997 versus the more extreme weather experienced in the first six months of 1996.

Operating Revenues

         Operating revenues changed primarily due to the following:


                                   Three Months Ended  Six Months Ended
                                        June 30,           June 30,
                                        1997 vs. 1996      1997 vs. 1996
                                      -----------------------------------
                                                  (Millions)

         Weather                         $(31.1)                 $(111.9)
         Customer growth                    9.2                     21.9
         Change in base revenues          (16.2)                   (17.6)
         Fuel cost recovery                12.2                     23.2
         Other, net                        (7.1)                   (14.9)
                                          ------                  -------
                  Total retail            (33.0)                   (99.3)
                                          ------                  -------
         Sales for resale                  25.0                     49.5
         Other operating revenues           6.9                     11.7
                                         ------                  -------
                  Total revenues         $ (1.1)                 $ (38.1)
                                          ======                  =======

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Customer kilowatt-hour sales changed as follows:


                             Three Months Ended  Six Months Ended
                                   June 30,           June 30,
                                1997 vs. 1996      1997 vs. 1996
                             -----------------------------------
       Residential                  (6.9)%             (9.8)%
       Commercial                   (2.8)              (3.9)
       Industrial                    6.1                3.5
       Public authorities           (7.2)              (7.1)
       Total retail sales           (3.1)              (5.3)
       Resale                       67.5               56.4
       Total sales                   7.1                3.8


Heating and cooling degree days during the second quarter were as follows:


                                            1997      1996    Normal
                                            ----      ----    ------
Heating degree days                          468       374    303
Percentage change compared to prior year    25.1%     33.1%

Cooling degree days                          303       468    451
Percentage change compared to prior year   (35.3)%     9.3%


Heating and cooling degree days during the first six months were as follows:


                                              1997        1996     Normal
                                              ----        ----     ------
Heating degree days                          2,324       2,708     2,375
Percentage change compared to prior year     (14.2)%      22.9%

Cooling degree days                            309         468       459
Percentage change compared to prior year     (34.0)%     (24.9)%


         Retail operating revenues and retail kilowatt-hour sales for the three- and six-month periods ended June 30, 1997, decreased as compared to the same periods in 1996. The decreases are primarily attributable to the mild weather experienced in the first two quarters of 1997 combined with the colder and warmer weather experienced in the first two quarters of 1996. To illustrate, the first quarter of 1996 was the third coldest quarter in 28 years whereas the first quarter of 1997 was the fifth warmest. In addition, the second quarter of 1997 was the third mildest quarter in twenty-eight years.

         The increase in sales for resale for the three- and six-month periods ended June 30, 1997, as compared to the same periods in 1996, is due primarily to the Company's heightened power marketing efforts.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Fuel, net

         Fuel, net increased for the three-month and six-month periods ended June 30, 1997, as compared to the same periods in 1996, primarily due to an increase in the volume and price of power purchased for resale by the Company's wholesale power group in connection with the Company's power marketing efforts.

Restructuring

         The Company recorded $6.3 million of restructuring charges in the three and six months ended June 30, 1997, as compared to $19.3 million and $24.7 million, respectively, recorded in the three- and six-month periods ended June 30, 1996. The restructuring costs are associated with the implementation of Vision 2000, Virginia Power's strategic plan to prepare for the increasingly competitive electric industry in the United States.

Accelerated Cost Recovery

         In the second quarter of 1997, the Company established a $2.8 million reserve for potential costs related to the transition to competition for electric operations in Virginia. The reserve is consistent with Virginia Power's alternative regulatory plan pending before the Virginia State Corporation Commission.

Operation - Other and Maintenance

         Other operating and maintenance expenses increased for the three- and six-month periods ended June 30, 1997, as compared to the same periods in 1996, primarily due to the timing of maintenance and refueling outages at the Company's power stations. The increase in the expenses for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, was also attributable to transmission expenses related to the Company's increased off-system sales, expenses related to the growth of the Company's Energy Services Business, increased computer lease expenses, fees paid to the Nuclear Regulatory Commission and lump sum merit payments to the Company's employees. These increases were partially offset by a decrease in salaries and wages pursuant to Vision 2000 involuntary separations.

Income Taxes

         Income taxes decreased for the three- and six-month periods ended June 30, 1997, as compared to the same periods in 1996, primarily as a result of decreased income subject to tax.

Contingencies

         For information on contingencies, see Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Future Issues

Competition

         Presently, Virginia Power expects to continue to operate under regulation and to recover its cost of providing traditional electric service. However, the form of cost-based rate regulation under which Virginia Power operates is likely to evolve as a result of various legislative or regulatory initiatives, including Virginia Power's alternative regulatory plan filed with the Virginia Commission on March 24, 1997 (see Note (b) to CONSOLIDATED FINANCIAL STATEMENTS). At this time, Virginia Power management can predict neither the ultimate outcome of regulatory reform in the electric utility industry nor the impact such changes would have on Virginia Power.

         For additional information, see Future Issues-Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


Other

Year 2000 Compliance

         The Company is undertaking a coordinated approach to address possible remedial efforts in connection with computer software and devices containing embedded microprocessors necessitated by the upcoming millennium change. In January 1997, a formal Year 2000 project was initiated and a project team, comprised of representatives from each of the Company's business units, was established to oversee compliance efforts. At this time, the Company believes, with respect to its computerized systems and devices containing embedded microprocessors, that the Year 2000 compliance issue is being addressed properly to prevent any adverse operational or financial impacts. Management has not yet determined an estimate or range of estimates of the costs to be incurred.

         The Year 2000 issue may impact other entities with which the Company transacts business. The Company cannot estimate or predict the potential adverse consequences, if any, that could result from such entities' failure to address this issue.


Sale of Subsidiary

         On August 6, 1997, the Company sold its wholly-owned subsidiary, A&C Enercom, Inc. (A&C). Earlier this year, the TriTech division of A&C was integrated into Evantage, the retail side of Virginia Power's energy services business unit. Management believes that TriTech's experience in helping commercial and industrial customers improve performance and increase competitiveness, combined with its geographic presence around the country, strengthens Evantage's position as an energy services provider. The sale of A&C will not have a material impact on the Company's financial statements.

                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION




Item 1.  Legal Proceedings

         On July 10, 1997, the Virginia Commission entered an Order terminating the proceedings to investigate the holding company structure and the relationship between Dominion Resources and Virginia Power. The Order noted that all actions required by prior order of the Commission had been taken and that relative harmony had continued over the past year. The Order directed Virginia Power to continue to file an independent certified annual audit of affiliate transactions each year.

         In reference to the motion for judgment filed by Doswell Limited Partnership against Virginia Power on April 2, 1997, in the circuit Court of the City of Richmond, a hearing on the Demurrer filed by the company, which seeks dismissal of the lawsuit, has been scheduled for August 26, 1997. In reference to the complaint filed by Doswell Limited Partnership against the company on April 2, 1997 in the United States District Court for the Eastern District of Virginia, no hearing date has been set on the Company's Motion to Dismiss filed on April 25, 1997.

Item 5. Other Information

The Company

         During April, Dr. James T. Rhodes, President and Chief Executive Officer since 1989, announced his retirement effective August 1, 1997. On May 23, 1997 the Board of Directors elected Mr. Norman B.M. Askew as the new President and Chief Executive Officer, effective August 1, 1997. Mr. Askew was previously the Chief Executive of East Midlands Electricity plc, a United Kingdom regional electricity company acquired by Dominion Resources during the first quarter of 1997. Pursuant to the Company's policy on employee Directors, Dr. Rhodes resigned from and Mr. Askew was appointed to the Board of Directors effective August 1, 1997.

         On August 6, 1997, the Company sold its wholly-owned subsidiary, A&C Enercom, Inc. (A&C) to Intellisource, Inc. of Fairfield, CT. Earlier this year, the TriTech division of A&C was integrated into Evantage, the retail side of Virginia Power's energy services business unit. For additional information see Other under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Regulation

Virginia

         In the proceeding before the Virginia Commission for authority to implement a program for monitoring of compliance by non-utility generators with the "Qualifying Facility" (QF) requirements of the Public Utility Regulatory Policies Act of 1978, on June 13, 1997, the Commission granted the authority requested.

                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION
                                   (Continued)



         In reference to the application before the Virginia Commission for authority to provide interexchange non-switched dedicated telecommunication services throughout Virginia, on August 8, 1997, the Commission issued an order granting the certificate to provide such telecommunications services and approving the proposed affiliate agreements between Virginia Power and its wholly-owned subsidiary, VPS Communications, Inc.

         In reference to the consolidated alternative regulatory plan and 1995 Annual Information Filing proceeding before the Virginia Commission, a public hearing has been rescheduled to February 17, 1998. On June 2, 1997, the Company issued a NUG Mitigation Report and the Staff issued its report on the developments in the wholesale power market. The Staff has requested an extension of time to file its report on increased monitoring of electric service quality from July 1, 1997 to March 1, 1998.

Nuclear

         In reference to Virginia Power's joint petition with thirty-five other utility petitioners against the U.S. Department of Energy (DOE) in the U.S. Court of Appeals for the District of Columbia and a parallel lawsuit filed by numerous states and state agencies, DOE filed a response to mandamus petitions on June 6, 1997, and the utilities and state petitioners filed replies on June 16, 1997. Oral argument has been scheduled for September 25, 1997.


Rates

FERC

         In reference to Virginia Power's Open Access Transmission service tariff, on June 11, 1997, FERC issued a Letter Order approving the Company's tariff. On July 14, 1997, the Company filed amendments to its Open Access Transmission tariff and Standards of Conduct to conform with the requirements of FERC Orders 888-A and 889-A.

         On July 1, 1997, the Company filed an amendment to its Power Sales Tariff to Eligible Customers dated June 28, 1994. The amendments provide for sales of electric capacity and energy at market-based rates and for the resale of transmission rights. As part of the filing, Virginia Power attached an analysis of the Company's generation market power for installed and uncommitted capacity that illustrates the Company is within the parameters previously found by the Commission to establish a lack of generation dominance.


Virginia

         In the proceeding before the Virginia Commission involving an increase in Virginia Power's recovery of fuel expenses, on June 11, 1997, the Commission approved the requested increase in the fuel factor from 1.299 cents per kWh to
1.322 cents per kWh.

                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION
                                   (Continued)


North Carolina

         On June 19, 1997, the North Carolina Commission issued an Order requiring the Company to offer long-term (5,10 and 15 year) levelized capacity payments to hydroelectric and certain landfill and waste facilities contracting for up to 5 MW; a 5-year levelized rate option to other QFs contracting for up to 100 kW; and optional long-term levelized energy payments for QFs rated at 100 kW or less capacity.

Sources of Energy Used and Fuel Costs

Purchases and Sales of Power

In reference to the principles of agreement reached between the Company and Old Dominion Electric Cooperative (ODEC) in November 1996 providing for Virginia Power's continued supply of ODEC's supplemental capacity needs through 2005, on July 29, 1997, the parties executed a revised agreement in keeping with those principles of agreement.

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

     4(i) - Indenture of Mortgage of the Company, dated November 1, 1935, as supplemented and modified by fifty-eight Supplemental Indentures, Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255, incorporated by reference; Fifty-Ninth Supplemental Indenture,
     Exhibit 4(ii), Form 10-Q for the quarter ended March 31, 1986, File No. 1-2255, incorporated by reference; Sixtieth Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended September 30, 1986, File No. 1-2255, incorporated by reference; Sixty-First Supplemental Indenture, Exhibit 4(ii), Form 10-Q for the quarter ended June 30, 1987, File No. 1-2255, incorporated by reference; Sixty-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated November 3, 1987, File No. 1-2255, incorporated by reference; Sixty-Third Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 8, 1988, File No. 1-2255, incorporated by reference; SixtyFourth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 8, 1989, File No. 1-2255, incorporated by reference; Sixty-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 22, 1989, File No. 1-2255, incorporated by reference; Sixty-Sixth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 27, 1990, File No. 1-2255, incorporated by reference; Sixty-Seventh Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 2, 1991, File No. 1-2255, incorporated by reference; SixtyEighth Supplemental Indenture, Exhibit 4(i), Sixty-Ninth Supplemental Indenture, Exhibit 4(ii), and Seventieth Supplemental Indenture, Exhibit 4(iii), Form 8-K, dated February 25, 1992, File No. 1-2255, incorporated by reference; Seventy-First Supplemental Indenture, Exhibit 4(i) and Seventy-Second Supplemental Indenture, Exhibit 4(ii), Form 8-K, dated July 7, 1992,

                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION
                                   (Continued)

     File No. 1-2255, incorporated by reference; Seventy-Third Supplemental Indenture, Exhibit 4(i), Form 8-K dated August 6, 1992, File No. 1-incorporated by reference; Seventy-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated February 10, 1993, File No. 1-2255, incorporated by reference; Seventy-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 6, 1993, File No. 1-2255, incorporated by reference; SeventySixth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated April 21, 1993, File No. 1-2255, incorporated by reference. Seventy-Seventh Supplemental Indenture, Exhibit 4(i), Form 8-K, dated June 8, 1993, File No. 1-2255, incorporated by reference; Seventy-Eighth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference; Seventy-Ninth Supplemental Indenture, Exhibit 4(i), Form 8-K, dated August 10, 1993, File No. 1-2255, incorporated by reference, Eightieth Supplemental Indenture, Exhibit 4(i), Form 8-K dated October 12, 1993, File No. 1-2255, incorporated by reference, Eighty-First Supplemental Indenture, Exhibit 4(iii), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference; Eighty-Second Supplemental Indenture, Exhibit 4(i), Form 8-K, dated January 18, 1994, File No. 1-2255, incorporated by reference, Eighty-Third Supplemental Indenture, Exhibit 4(i), Form 8-K, dated October 19, 1994, File No. 1-2255, incorporated by reference, Eighty-Fourth Supplemental Indenture, Exhibit 4(i), Form 8-K dated March 22, 1995, File No. 1-2255, incorporated by reference and Eighty-Fifth Supplemental Indenture, Exhibit 4(i), Form 8-K dated February 20, 1997, File No. 1-2255, incorporated by reference.

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



                                    VIRGINIA ELECTRIC AND POWER COMPANY
                                                 Registrant



August 12, 1997

                                   /s/ E. M. ROACH, JR.
                                   -------------------------
                                       E. M. Roach, Jr.
                                Senior Vice President-Finance,
                                  Regulation and General Counsel
                                  (Chief Financial Officer)