Form 10-Q
period 1997-09-30
VIRGINIA ELECTRIC & POWER CO
filed 1997-11-10
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark one)

          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        -----            SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission file number 1-2255


                       VIRGINIA ELECTRIC AND POWER COMPANY
             (Exact name of registrant as specified in its charter)



            VIRGINIA                               54-0418825
(State or other jurisdiction of                 (I.R.S. employer
 incorporation or organization)                  identification No.)



701 East Cary Street, Richmond, Virginia          23219 - 3932
(Address of principal executive offices)            (Zip Code)


 Registrant's telephone number                   (804) 771-3000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No
                                      -----    -----

At October 31, 1997, 171,484 shares of common stock, without par value, of the registrant were outstanding.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                                      INDEX
                                      -----


                                                                          Page
                                                                         Number
                                                                         ------

PART I.  Financial Information

Item 1.  Financial Statements

              Consolidated Statements of Income - Three and Nine
              Months Ended September 30, 1997 and 1996........................3

              Consolidated Balance Sheets - September 30,
              1997 and December 31, 1996 ...................................4-5

              Consolidated Statements of Cash Flows - Nine
              Months Ended September 30, 1997 and 1996........................6

              Notes to Consolidated Financial Statements...................7-10

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............11-18


PART II.  Other Information

Item 1.  Legal Proceedings...................................................19

Item 5.  Other Information...................................................19

              The Company....................................................19

              Regulation.....................................................20

              Rates..........................................................21

Item 6.  Exhibits and Reports on Form 8-K ................................22-23


                       VIRGINIA ELECTRIC AND POWER COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                  (In millions)


                                                       Three Months Ended                  Nine Months Ended
                                                           September 30,                     September 30,

                                                     1997              1996             1997              1996
                                                 -------------    --------------    -------------    -------------
Operating revenues                               $   1,456.8      $   1,177.1       $   3,612.5      $   3,371.0

Operating expenses:
  Operation:
    Fuel, net                                          457.5            256.6           1,003.1            745.4
    Purchased power capacity, net                      198.2            178.9             542.1            539.0
    Other                                              143.7            142.0             436.6            404.6
  Maintenance                                           42.2             67.1             158.0            187.0
  Restructuring                                         29.7              4.6              38.8             29.2
  Depreciation and amortization                        130.0            125.7             392.2            376.0
  Amortization of terminated
    construction project costs                           8.6              8.6              25.8             25.8
  Taxes -Income                                        106.5             87.5             206.5            218.2
        -Other                                          68.1             67.1             201.1            202.4
                                                 ------------     ------------      ------------     -----------
  Total                                              1,184.5            938.1           3,004.2          2,727.6
                                                 ------------     ------------      ------------     -----------
Operating income                                       272.3            239.0             608.3            643.4
                                                 ------------     ------------      ------------     -----------

Other income                                             6.0              1.3               7.9              6.1
                                                 ------------     ------------      ------------     -----------
Income before interest charges                         278.3            240.3             616.2            649.5
                                                 ------------     ------------      ------------     -----------

Interest charges:
  Interest on long-term debt                            69.0             70.8             205.9            217.7
  Other                                                  6.7              5.8              22.3             16.6
  Allowance for borrowed funds
    used during construction                            (0.3)            (0.3)             (1.0)            (1.6)
                                                 ------------     ------------      ------------     ------------
  Total                                                 75.4             76.3             227.2            232.7
                                                 ------------     ------------      ------------     -----------
Distributions - preferred
    securities of subsidiary
    trust, net                                           1.8              1.8               5.3              5.3
                                                 ------------     ------------      ------------     -----------

Net income                                             201.1            162.2             383.7            411.5
Preferred dividends                                      9.0              8.9              26.7             26.6
                                                 ------------     ------------      ------------     -----------
Balance available for
    Common Stock                                 $     192.1      $     153.3       $     357.0      $     384.9
                                                 ============     ============      ============     ===========








The accompanying notes are an integral part of the consolidated financial statements.



                       VIRGINIA ELECTRIC AND POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In millions)

                                                                 September 30,             December 31,
                                                                      1997                     1996*
                                                                --------------            -------------
Utility plant (includes $241.8
   plant under construction in
   1997 and $180.1 in 1996)                                     $    14,744.1             $    14,506.8
Less accumulated depreciation                                         5,621.1                   5,218.3
                                                                --------------            -------------
                                                                      9,123.0                   9,288.5
Nuclear fuel, net                                                       152.9                     145.3
                                                                --------------            -------------
  Net utility plant                                                   9,275.9                   9,433.8
                                                                --------------            -------------

Investments:
  Nuclear decommissioning trust funds                                   533.2                     443.3
  Other                                                                  33.2                      34.5
                                                                --------------            -------------
    Total investments                                                   566.4                     477.8
                                                                --------------            -------------

Current assets:
  Cash and cash equivalents                                              27.7                      47.9
  Accounts receivable:
   Customer accounts receivable, net                                    461.0                     354.8
   Other                                                                 77.4                      80.4
  Accrued unbilled revenues                                             170.6                     180.3
  Materials and supplies:
   Plant and general                                                    145.8                     148.7
   Fossil fuel                                                           67.9                      76.8
  Other                                                                 124.5                     124.5
                                                                --------------            -------------
    Total current assets                                              1,074.9                   1,013.4
                                                                --------------            -------------

Deferred debits and other assets:
  Regulatory assets                                                     748.7                     773.9
  Unamortized debt issuance costs                                        24.6                      24.7
  Other                                                                 124.9                     104.4
                                                                --------------            -------------
    Total deferred debits and other assets                              898.2                     903.0
                                                                --------------            -------------
Total assets                                                    $    11,815.4             $    11,828.0
                                                                ==============            =============



The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1996 has been taken from the audited consolidated financial statements at that date.



                       VIRGINIA ELECTRIC AND POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In millions)
                                                                 September 30,             December 31,
                                                                     1997                       1996*
                                                                --------------            -------------

Long-term debt                                                  $     3,555.3             $     3,579.4
                                                                --------------            -------------

Company obligated mandatorily
  redeemable preferred securities
  of subsidiary trust (**)                                              135.0                     135.0
                                                                --------------            -------------

Preferred stock subject to
  mandatory redemption                                                  180.0                     180.0
                                                                --------------            -------------

Preferred stock not subject to
  mandatory redemption                                                  509.0                     509.0
                                                                --------------            -------------

Common stockholder's equity:
  Common Stock                                                        2,737.4                   2,737.4
  Other paid-in capital                                                  16.9                      16.9
  Earnings reinvested in business                                     1,381.4                   1,308.4
                                                                --------------            -------------
   Total common stockholder's equity                                  4,135.7                   4,062.7
                                                                --------------            -------------

Current liabilities:
  Securities due within one year                                        294.5                     311.3
  Short-term debt                                                       126.7                     312.4
  Accounts payable, trade                                               337.6                     368.6
  Taxes accrued                                                         155.3                      17.4
  Payroll accrued                                                        65.8                      73.1
  Severance costs accrued                                                27.6                      50.2
  Interest accrued                                                       86.3                      95.3
  Other                                                                 181.7                     158.7
                                                                --------------            -------------
   Total current liabilities                                          1,275.5                   1,387.0
                                                                --------------            -------------

Deferred credits and other liabilities:
  Accumulated deferred income taxes                                   1,579.5                   1,565.2
  Deferred investment tax credits                                       242.6                     255.3
  Deferred fuel expenses                                                 24.2                       3.3
  Other                                                                 178.6                     151.1
                                                                --------------            -------------
   Total deferred credits and other
   liabilities                                                        2,024.9                   1,974.9
                                                                --------------            -------------
Commitments and contingencies (see Note b)
Total liabilities and shareholders'
   equity                                                       $    11,815.4             $    11,828.0
                                                                ==============            =============

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



                       VIRGINIA ELECTRIC AND POWER COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In millions)
                                                                             Nine Months Ended September 30,
                                                                                1997               1996
                                                                           --------------      -------------
Cash flow from (used in) operating activities:
   Net income                                                              $       383.7       $       411.5
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                                 481.3               466.6
     Allowance for other funds used during
      construction                                                                  (0.1)               (2.6)
     Deferred income taxes                                                          19.2                53.8
     Deferred investment tax credits, net                                          (12.7)              (12.8)
     Noncash return on terminated construction
      project costs - pretax                                                        (3.4)               (5.0)
     Deferred fuel expenses                                                         21.0               (45.9)
     Deferred capacity expenses                                                    (25.9)               14.8
     Restructuring                                                                  33.2                16.2
   Changes in:
     Accounts receivable                                                          (103.2)                5.9
     Accrued unbilled revenues                                                       9.7                25.7
Materials and supplies                                                              11.8                12.0
     Accounts payable, trade                                                       (31.5)              (25.7)
     Taxes accrued                                                                 160.8                57.2
     Accrued expenses                                                              (39.6)              (46.7)
   Other                                                                             9.2                10.6
                                                                           --------------      -------------
Net cash flow from operating activities                                            913.5               935.6
                                                                           --------------      -------------
Cash flow from (used in) financing activities:
   Issuance of long-term debt                                                      270.0                24.5
   Repayment of short-term debt, net                                              (185.7)              (32.9)
   Repayment of long-term debt                                                    (309.3)             (236.8)
   Common stock dividend payments                                                 (283.9)             (288.0)
   Preferred stock dividend payments                                               (26.8)              (26.7)
   Other                                                                           (11.3)              (10.0)
                                                                           --------------      --------------
Net cash flow used in financing activities                                        (547.0)             (569.9)
                                                                           --------------      --------------
Cash flow from (used in) investing activities:
   Utility plant expenditures
    (excluding AFC-other funds)                                                   (269.9)             (245.3)
   Nuclear fuel (excluding AFC-other funds)                                        (71.2)              (84.2)
   Nuclear decommissioning contributions                                           (27.2)              (27.2)
   Purchase of assets                                                              (20.0)              (14.6)
   Other                                                                             1.6                (9.9)
                                                                           --------------      --------------
Net cash flow used in investing activities                                        (386.7)             (381.2)
                                                                           --------------      --------------
Decrease in cash and cash equivalents                                              (20.2)              (15.5)
Cash and cash equivalents at beginning of period                                    47.9                29.8
                                                                           --------------      -------------
Cash and cash equivalents at end of period                                 $        27.7       $        14.3
                                                                           ==============      =============

Cash paid during the period for:
Interest (reduced for the net cost of borrowed
funds capitalized as AFC)                                                  $       237.8       $       222.9
Income taxes                                                               $        82.4       $       152.8

The accompanying notes are an integral part of the consolidated financial statements.

                       VIRGINIA ELECTRIC AND POWER COMPANY

               ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         In the opinion of the management of Virginia Electric and Power Company, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three- and nine-month periods ended September 30, 1997 and 1996, and the cash flows for the nine-month periods ended September 30, 1997 and 1996. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements include the accounts of the Company and its subsidiaries, with all significant intercompany transactions and accounts being eliminated on consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(a)      Significant Accounting Policies (continued)

         Commodity Contracts

         Virginia Power has organized a wholesale power group to engage in off-system purchases and sales of energy and capacity. The Company's trading activities include fixed-priced forward contracts and the purchase and sale of over-the-counter options that require physical delivery of the underlying commodity. Furthermore, in order to manage price risk associated with natural gas requirements, the Company trades NYMEX natural gas futures contracts, as well as options on such contracts.

         Options and futures contracts are marked to market with resulting gains and losses reported in earnings unless such instruments qualify, and are designated, as hedges for accounting purposes. Fixed price forward contracts, initiated for trading purposes, are also marked to market with resulting gains and losses reported in earnings. For fixed price forward contracts and options which require physical delivery of the underlying commodity, market value reflects management's best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Futures contracts and options on futures contracts are marked to market based on closing exchange prices. No options or futures contracts were designated as hedges during the nine months ended September 30, 1997.

                  Purchased options and options sold are reported in Deferred Debits and Other Assets - Other and in Deferred Credits and Other Liabilities - Other, respectively, until exercise or expiration. Gains and losses are reported in Other Income. Electric options exercised are reflected in the recording of related purchases or sales of electricity as Operating Expenses or Operating Revenues, respectively. Upon expiration, electric options written are recognized in Operating Revenues and options purchased are recognized in Operating Expenses. Cash flows from fixed price forward contracts, options and futures contracts are reported in Net Cash Flow from Operating Activities.

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

         Site Remediation

         The Environmental Protection Agency (EPA) has identified the Company and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.5 million to $72.5 million. The Company's proportionate share of the cost is expected to be in the range of $1.7 million to $2.5 million, based upon allocation formulas and the volume of waste shipped to the sites. As of September 30, 1997, the Company has accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

         The Company and Dominion Resources, Inc., along with Consolidated Natural Gas, have remedial action responsibilities remaining at two coal tar sites. Based on site studies and investigations performed at these sites, the Company accrued a $2 million reserve to meet its estimated liability. As of September 30, 1997, the Company had incurred remedial action costs for the two sites totaling $2 million. The Company does not anticipate that it will be liable for additional remedial action costs that are significant in amount.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(b)      Contingencies (continued)

         In addition to the remedial action costs associated with the coal tar sites, two civil actions have been instituted against the City of Norfolk and Virginia Power. Several property owners have alleged that their property has been contaminated by toxic pollutants originating from one of the coal tar sites now owned by the City of Norfolk and formerly owned by the Company. The first civil action resulted in a settlement with the plaintiff prior to the trial date. In the remaining civil action, which was inactive pending the conclusion of the first civil action, the plaintiffs are seeking compensatory damages of $2 million and punitive damages of $1 million. This suit is expected to become active again now that the first suit has been settled, although no formal court date has been set. It is too early in this case for the Company to predict its outcome. The Company has filed answers denying liability.

         The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At September 30, 1997, any pending or possible claims were not recognized as an asset or offset against recorded obligations of the Company.

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

(d)      Preferred Stock

As of September 30, 1997, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of the Company's preferred stock.

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

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Liquidity and Capital Resources

         Internal generation of cash during the first nine months of 1997 provided 177% of funds required for the Company's capital requirements compared to 188% during the first nine months of 1996. With the completion of the Clover Power Station in 1996, the Company is in a period in which internal cash generation should exceed construction expenditures.

         As detailed in the Consolidated Statements of Cash Flows, cash flow from operating activities for the nine-month period ended September 30, 1997 decreased $22.1 million as compared to the nine-month period ended September 30, 1996 primarily as a result of milder weather during the first and second quarters of 1997.

Cash from (used in) financing activities was as follows:

                                             Nine Months Ended September 30,
                                               1997                  1996
                                            ------------          -----------
                                                        (Millions)
     Mortgage bonds                         $     200.0
     Medium-term notes                             60.0
     Repayment of short-term debt, net           (185.7)          $    (32.9)
     Issuance of tax exempt securities             10.0                 24.5
     Repayment of long-term debt                 (309.3)              (236.8)
     Dividends                                   (310.7)              (314.7)
     Other                                        (11.3)               (10.0)
                                            ------------          -----------
        Total                               $    (547.0)          $   (569.9)
                                            ============          ===========


         Financing activities for the first nine months of 1997 resulted in a net cash outflow of $547.0 million.

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

         The Company's commercial paper program, which is primarily used to finance working capital for operations, is supported by credit facilities totaling $500 million. Borrowings under the commercial paper program were $126.7 million at September 30, 1997, which is a decrease of $185.7 million from the balance at December 31, 1996.

Cash from (used in) investing activities was as follows:

                                            Nine Months Ended September 30,
                                               1997                  1996
                                           ------------          -----------
                                                       (Millions)
    Utility plant expenditures             $    (269.9)          $   (245.3)
    Nuclear fuel                                 (71.2)               (84.2)
    Nuclear decommissioning contributions        (27.2)               (27.2)
    Purchase of assets                           (20.0)               (14.6)
    Other                                          1.6                 (9.9)
                                           ------------          -----------
       Total                               $    (386.7)          $   (381.2)
                                           ============          ===========


         Investing activities for the first nine months of 1997 resulted in a net cash outflow of $386.7 million, primarily due to $269.9 million of construction expenditures, $71.2 million of nuclear fuel expenditures and $20.0 million for the purchase of a gas-fired combined cycle generator. Of the construction expenditures, the Company spent approximately $177.9 million on transmission and distribution projects, $34 million on production projects, $56 million on general support facilities, and $2 million on clean air projects.

Results of Operations

         Balance available for Common Stock increased by $38.8 million for the three months ended September 30, 1997 as compared to the same period in 1996, primarily the result of warmer summer temperatures in 1997 compared to unusually mild summer weather and higher storm damage costs in 1996. Balance available for Common Stock decreased by $27.9 million for the nine months ended September 30, 1997 as compared to the same period in 1996. This decrease is the result of unusually mild weather in the first and second quarters of 1997 and higher depreciation expense resulting from assets placed in service during 1997.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Operating Revenues

Operating revenues changed primarily due to the following:

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                     1997 vs. 1996           1997 vs. 1996
                                     -------------           -------------

         Weather                     $      25.1             $     (86.8)
         Customer growth                     7.4                    29.3
         Base rate variance                 11.8                    (5.8)
         Fuel rate variance                 14.7                    37.9
         Other, net                         36.3                    21.4
                                     ------------            -----------
           Total retail revenues            95.3                    (4.0)
         Sales for resale                  181.2                   230.7
         Other operating revenues            3.2                    14.8
                                     ------------            -----------
           Total revenues            $     279.7             $     241.5
                                     ============            ===========


Customer kilowatt-hour sales changed as follows:

                                    Three Months Ended        Nine Months Ended
                                        September 30,           September 30,
                                       1997 vs. 1996            1997 vs. 1996
                                       -------------            -------------

         Residential                          7.6%                   (4.2)%
         Commercial                           6.6                    (0.1)
         Industrial                           2.8                     3.2
         Public authorities                   8.0                    (1.8)
           Total retail sales                 6.5                    (1.3)
         Sales for resale                   192.2                   102.3
           Total sales                       33.5                    14.0


Heating and cooling degree days during the third quarter were as follows:

                                       1997            1996         Normal
                                       ----            ----         ------

         Heating degree days             10               7             18
         Percentage change
          compared to prior year       42.9           (53.3)

         Cooling degree days            973             881          1,067
         Percentage change
          compared to prior year       10.4           (24.5)

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Heating and cooling degree days during the first nine months were as follows:

                                     1997            1996         Normal
                                     ----            ----         ------

         Heating degree days        2,334           2,715          2,393
         Percentage change
          compared to prior year   (14.0)            22.4

         Cooling degree days        1,282           1,349          1,486
         Percentage change
          compared to prior years   (5.0)          (15.4)


         Retail operating revenues and retail kilowatt-hour sales for the three-month period ended September 30, 1997 increased as compared to the same period in 1996. These increases reflect a 10.4% increase in cooling degree days due to warmer weather experienced in the third quarter of 1997 compared to milder weather during the third quarter of 1996.

         Retail operating revenues and retail kilowatt-hour sales for the nine-month period ended September 30, 1997 decreased as compared to the same period in 1996. These decreases reflect a combination of decreased revenue resulting from milder temperatures, evidenced by a 14% decrease in heating degree days compared to the same period in 1996, offset partially by increased revenue due to growth in the customer base and higher fuel revenues.

         The increase in sales for resale for the three- and nine-month periods ended September 30, 1997, as compared to the same periods in 1996, is due primarily to the heightened power marketing and trading efforts by the Company's wholesale power group.

Fuel, net

         Fuel, net increased for the three- and nine-month periods ended September 30, 1997, as compared to the same periods in 1996, as a result of an increase in power purchased for resale by the Company's wholesale power group in connection with the Company's power marketing efforts.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Restructuring

         The Company recorded $29.7 million and $38.8 million of restructuring charges in the three months and nine months, respectively, ended September 30, 1997, as compared to $4.6 million and $29.2 million in the three months and nine months, respectively, ended September 30, 1996. The restructuring costs are associated with the implementation of Vision 2000, Virginia Power's strategic plan to prepare for the increasingly competitive electric industry in the United States, and the establishment of a $31.1 million reserve in 1997 for potential costs related to the transition to competition for electric operations. The $31.1 million reserve is consistent with Virginia Power's alternative regulatory plan pending before the Virginia State Corporation Commission. The amount of this reserve was estimated based on Virginia Power's projected 1997 earnings. To the extent that actual results differ from those projections, the Company may reverse a portion or all of the reserve.

Operation - Other and Maintenance

         Other operating and maintenance expenses for the three months ended September 30, 1997, decreased as compared to the same period in 1996 as a result of lower service restoration costs due to fewer incidents of summer storm damage in 1997 and the timing of planned nuclear outages. The increase in the expenses for the nine months ended September 30, 1997, as compared to the same period in the prior year, was attributable to transmission expenses associated with the Company's increased off-system sales, expenses related to the growth of the Company's energy services business, increased computer lease expenses, fees paid to the Nuclear Regulatory Commission and lump sum merit payments to the Company's employees. These increases were partially offset by a decrease in salaries and wages pursuant to Vision 2000 involuntary separations and lower service restoration costs.

Income Taxes

         Income taxes increased for the three-month period ended September 30, 1997 and decreased for the nine-month period ended September 30, 1997, as compared to the same periods in 1996, primarily as a result of changes in income subject to taxation.

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

Other

Year 2000 Compliance

         In January 1997, a formal corporate Year 2000 project team was established to oversee the evaluation of the Company's computerized systems and devices containing embedded microprocessors for possible remedial efforts necessitated by the upcoming millennium change.

         The project team recently completed its preliminary assessment of the Company's critical systems in order to identify those that are Year 2000 compliant and those that require remediation or replacement. A significant portion of the systems that may require remedial action involves vendor-supplied equipment and microprocessors for which the complete evaluation of remedial solutions is dependent on information yet to be obtained from suppliers and other sources external to the Company. Until that information is obtained, management cannot develop an estimate of the costs to be incurred.

         The Company is continuing its evaluation of the impact of the Year 2000 issue on its operations and expects to complete that evaluation in early 1998. Management believes the Year 2000 compliance issue is being addressed properly at the Company to prevent any material adverse operational or financial impacts. In addition, the Year 2000 issue may impact other entities with which the Company transacts business; however, the Company cannot estimate or predict the potential adverse consequences, if any, that could result from such entities' failure to address this issue.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Sale of Subsidiary

         On August 6, 1997, the Company sold its wholly-owned subsidiary, A&C Enercom, Inc. (A&C). Earlier this year, the TriTech division of A&C was integrated into Evantage, the retail side of Virginia Power's energy services business unit. Management believes that TriTech's experience in helping commercial and industrial customers improve performance and increase competitiveness, combined with its geographic presence around the country, strengthens Evantage's position as an energy services provider. The sale of A&C did not have a material impact on the Company's financial statements.

Environmental

         On October 10, 1997, the Environmental Protection Agency released its proposal to require 22 states, including North Carolina, Virginia and West Virginia, to reduce and cap emissions of nitrogen oxides in each state. The EPA will issue a final rule by September 1998. Although the proposal leaves it up to each state to determine how to achieve the required reductions in emissions, the caps were calculated based on emission limits of 0.15 lb. per million BTU of heat input for utility boilers. If the states in which Virginia Power operates choose to impose this limit, major additional emission control equipment, with attendant significant capital and operating costs, could be required.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART II. - OTHER INFORMATION



Item 1.  Legal Proceedings

          In reference to the state and federal lawsuits filed against Virginia Power by Doswell Limited Partnership on April 2, 1997, the August 26, 1997 hearing on the demurrer in the state case was rescheduled and held on October 22, 1997. Virginia Power's demurrer was overruled and no trial date has been set. In the federal case, Virginia Power's motion to dismiss and for summary judgment was argued on October 1, 1997. The Court took the matter under advisement. The case is presently set for trial on December 11, 1997, but this is likely to be rescheduled.

         In reference to the civil action filed in the Circuit Court of the City of Norfolk against the City of Norfolk and Virginia Power in which property owners sought $15 million for alleged contamination of their property by toxic pollutants originating from a coal tar site formerly owned by the Company, the parties reached a settlement prior to the scheduled August 18, 1997 trial date. The related action by other property owners seeking $3 million is still pending, but has not yet been scheduled for trial.

Item 5. Other Information

The Company

         On September 12, 1997, the Board of Directors elected Thos. E. Capps as Chairman, succeeding John B. Adams, Jr., who had held the position since 1994. Mr. Capps is also Chairman of the Board of Directors of Dominion Resources, Inc., the parent company of Virginia Power and three other major subsidiaries.

         On October 17, 1997, by Consent of the Sole Shareholder, Dominion Resources, Inc., the number of Virginia Power Directors was expanded to a maximum of eighteen (18) and the following Directors were elected to serve for terms expiring at the annual shareholder meetings for the years indicated below:

                           John B. Bernhardt         2000
                           John W. Harris            1998
                           Kenneth A. Randall        1999
                           Dr. Frank S. Royal        1998
                           Judith B. Sack            1999
                           S. Dallas Simmons         2000
                           David A. Wollard          1999

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART II. - OTHER INFORMATION
                                   (Continued)

Regulation

General

         In response to the 1997 Virginia General Assembly directive in Senate Joint Resolution No. 259, on November 7, 1997, the Staff of the Virginia Commission presented to the SJR 259 joint legislative subcommittee its Draft Working Model for Restructuring the Electric Utility Industry in Virginia (Staff Model). The Staff Model states that advancement of a competitive model for the generation of electricity in Virginia should be pursued with deliberation and with caution, and sets forth a two-phase, five-year transition period. In Phase I (1998 - 2001), the Commission would conduct reviews of existing rates of electric utilities in the state, consider issues of inter-class subsidies and rate unbundling as well as study stranded cost issues and pursue a process that would accommodate the formation of an Independent System Operator (ISO) and a Regional Power Exchange (RPX). As described in the Staff Model, Phase I could also include small-scale retail pilot programs of 1-2 years in duration, Phase II (2000-2002) of the Staff Model would include further review by the Commission and the General Assembly, consideration of reliability issues, disposition of potential stranded costs and handling of other costs associated with moving to retail competition. Phase II could possibly include the filing of retail access programs by Virginia's electric utilities.

         The joint subcommittee is scheduled to reconvene on December 17, 1997 to receive comments on the Staff Model.

Virginia

         In reference to the consolidated alternative regulatory plan and the 1995 Annual Information Filing proceeding before the Virginia Commission, on October 10, 1997, the Virginia Commission entered an Order Granting Motion for Extension of Procedural Schedule in which it extended all dates for filing testimony, exhibits, settlements, stipulations and responses by approximately 70 days, with the hearing to commence on April 28, 1998.

         In reference to the proceeding before the Virginia Commission for approval of certain power supply arrangements with Chesapeake Paper Products Company (CPPC), on August 13, 1997 the Virginia Commission approved, in substantial part, the proposed transactions between Virginia Power and CPPC's successor in ownership, St. Laurent Paper Products Co. The Virginia Commission required that a compliance filing be made no later than six months from the date of its Order in which all agreements necessary to implement the project are to be in final form. Thereafter, following opportunity for comment by parties to the proceeding and the Virginia Commission Staff, the Virginia Commission will review the filing expeditiously and issue a final order. The City of Richmond is appealing the Commission's decision to the Virginia Supreme Court.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART II. - OTHER INFORMATION
                                   (Continued)


Environmental

         On October 10, 1997, the Environmental Protection Agency released its proposal to require 22 states, including North Carolina, Virginia and West Virginia, to reduce and cap emissions of nitrogen oxides in each state. For a detailed discussion, see Other under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Nuclear

         In reference to Virginia Power's joint petition with thirty-five other utility petitioners against the U.S. Department of Energy (DOE) in the U.S. Court of Appeals for the District of Columbia and a parallel lawsuit filed by numerous states and state agencies, oral arguments were heard on the mandamus petitions on September 25, 1997.


Rates

FERC

         On September 11, 1997, FERC authorized the Company to sell power at market-based rates but set for hearing the issue of Virginia Power's generation dominance in localized areas within its service territory. On September 12, 1997, the Company requested reconsideration on the convening of such a hearing and also filed an amendment of the tariff that would preclude sales at market-based rates within its service territory.

Virginia

         On October 31, 1997, the Company filed an application with the Virginia Commission for a $45.6 million decrease in fuel rates, to take effect on December 1, 1997. A procedural schedule has not yet been established by the Commission.

         In reference to Virginia Power's application to modify its cogeneration and small power production rates under Schedule 19, on September 18, 1997, the Virginia Commission Hearing Examiner issued a report recommending that the Company offer Schedule 19 contracts for terms up to ten years, using a ten year planning horizon to calculate avoided costs.

North Carolina

         On October 10, 1997 the Company filed an application with the North Carolina Commission for a $728,000 increase in fuel revenues. A hearing is scheduled for November 18, 1997.

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

3(ii) - Bylaws, as amended, as in effect on October 17, 1997 (filed herewith).

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

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART II. - OTHER INFORMATION
                                   (Continued)

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



                                   VIRGINIA ELECTRIC AND POWER COMPANY
                                               Registrant





November 10, 1997

                                   /S/ M. S. BOLTON, JR.
                                   ------------------------------
                                       M. S. Bolton, Jr.
                                          Controller
                                 (Chief Accounting Officer)