Form 10-Q
period 1998-03-31
VIRGINIA ELECTRIC & POWER CO
filed 1998-05-14
CIK 103682

<PAGE 1>

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
                                 --------------

(Mark one)
      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -----
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       or

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission file number 1-2255


                       VIRGINIA ELECTRIC AND POWER COMPANY
             (Exact name of registrant as specified in its charter)



                VIRGINIA                                  54-0418825
     (State or other jurisdiction of                   (I.R.S. employer
     incorporation or organization)                   identification No.)


              701 East Cary Street
               Richmond, Virginia                        23219 - 3932
     (Address of principal executive offices)             (Zip Code)


                                 (804) 771-3000
                         (Registrant's telephone number)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

At April 30, 1998, 171,484 shares of common stock, without par value, of the registrant were outstanding.


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

Item 1.       Consolidated Financial Statements
                 Consolidated Statements of Income -
                    Three Months Ended March 31, 1998
                    and 1997                                               3

                 Consolidated Balance Sheets -
                    March 31, 1998 and December 31, 1997                 4-5

                 Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1998
                    and 1997                                               6

                 Notes to Consolidated Financial Statements             7-10


Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                            11-16

Item 3.       Quantitative and Qualitative Disclosures About
                 Market Risk                                              16


                           PART II. Other Information


Item 4.       Submission of Matters to a Vote of Security
                 Holders                                                  17

Item 5.       Other Information                                           17

                 Regulation                                               17

                 Rates                                                    18

                 Interconnections                                         18


Item 6.       Exhibits and Reports on Form 8-K                            19


<PAGE 3>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              1998                  1997
                                                                          -----------           --------
                                                                                     (Millions)
Revenues:
  Electric service                                                       $1,021.4               $1,046.3
  Other                                                                     414.0                  128.5
                                                                         --------               --------
                                                                          1,435.4                1,174.8
                                                                          -------               --------
Expenses:
  Fuel, net                                                                 609.5                  329.5
  Purchased power capacity, net                                             180.8                  184.4
  Operations and maintenance                                                188.1                  200.8
  Depreciation and amortization                                             139.9                  131.7
  Amortization of terminated
    construction project costs                                                8.6                    8.6
  Taxes other than income                                                    69.6                   71.2
                                                                          -------               --------
      Total                                                               1,196.5                  926.2
                                                                          -------               --------
Income from operations                                                      238.9                  248.6
Other income                                                                 (4.7)                   2.0
                                                                         --------               --------
Income before interest and income taxes                                     234.2                  250.6
                                                                          -------               --------
Interest and related charges:
  Interest expense, net                                                      75.3                   77.5
  Distributions - preferred
    securities of subsidiary trust                                            2.7                    2.7
                                                                         --------               --------
    Total                                                                    78.0                   80.2
                                                                         --------               --------
Income before income taxes                                                  156.2                  170.4
Income taxes                                                                 57.6                   60.1
                                                                         --------               --------
Net income                                                                   98.6                  110.3
Preferred dividends                                                           8.9                    8.8
                                                                          -------               --------
Balance available for Common Stock                                        $  89.7               $  101.5
                                                                          =======               ========









The accompanying notes are an integral part of the financial statements.



<PAGE 4>


                       VIRGINIA ELECTRIC AND POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     Assets
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                            1998                  1997
                                                                         ---------             ---------
                                                                                     (Millions)
                                                                                                      (*)
CURRENT ASSETS:
  Cash and cash equivalents                                              $    83.3             $    36.0
  Accounts receivable:
    Customer accounts receivable, net                                        431.1                 462.4
    Other                                                                     75.8                 108.0
  Accrued unbilled revenues                                                  214.8                 245.2
  Materials and supplies:
    Plant and general                                                        148.3                 145.2
    Fossil fuel                                                               56.7                  67.4
  Other                                                                      128.0                 134.7
                                                                         ---------             ---------
      Total current assets                                                 1,138.0               1,198.9
                                                                         ---------             ---------
INVESTMENTS:
  Nuclear decommissioning trust funds                                        632.9                 569.1
  Other                                                                       40.9                  38.3
                                                                         ---------             ---------
    Total net investments                                                    673.8                 607.4
                                                                         ---------             ---------
DEFERRED DEBITS AND OTHER ASSETS:
  Regulatory assets:
    Deferred capacity expenses                                                69.5                  47.3
    Other                                                                    713.3                 729.3
  Unamortized debt issuance costs                                             23.6                  24.2
  Other                                                                      143.7                 127.1
                                                                         ---------             ---------
    Total deferred debits and other assets                                   950.1                 927.9
                                                                         ---------             ---------
UTILITY PLANT:
  Plant (includes $257.3 plant under construction in
    1998 and $240.9 in 1997)                                              14,856.5              14,794.2
  Less accumulated depreciation                                            5,893.4               5,724.3
                                                                         ---------             ---------
                                                                           8,963.1               9,069.9
  Nuclear fuel, net                                                          150.3                 149.3
                                                                         ---------             ---------
    Net utility plant                                                      9,113.4               9,219.2
                                                                         ---------             ---------

Total assets                                                             $11,875.3             $11,953.4
                                                                         =========             =========



The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.

<PAGE 5>


                       VIRGINIA ELECTRIC AND POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholders' Equity
                                   (Unaudited)

                                                                          March 31,           December 31,
                                                                            1998                  1997
                                                                         ---------             ---------
                                                                                     (Millions)
                                                                                                      (*)
CURRENT LIABILITIES:
  Securities due within one year                                         $   373.5             $   333.5
  Short-term debt                                                             79.9                 226.2
  Accounts payable, trade                                                    417.3                 452.0
  Customer deposits                                                           45.8                  44.6
  Payrolls accrued                                                            56.8                  77.5
  Interest accrued                                                            86.3                  95.1
  Taxes accrued                                                               95.9                  30.5
  Other                                                                      168.6                 160.8
                                                                         ---------             ---------
    Total current liabilities                                              1,324.1               1,420.2
                                                                         ---------             ---------
LONG-TERM DEBT                                                             3,474.9               3,514.6
                                                                         ---------             ---------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes                                        1,607.3               1,607.0
  Deferred investment tax credits                                            234.1                 238.4
  Deferred fuel expenses                                                      25.9                  12.8
  Other                                                                      279.0                 220.3
                                                                         ---------             ---------
    Total deferred credits and other liabilities                           2,146.3               2,078.5
                                                                         ---------             ---------

COMMITMENTS AND CONTINGENCIES (See Note (b))

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST(**)                               135.0                 135.0
                                                                         ---------             ---------

PREFERRED STOCK:
  Preferred stock subject to mandatory redemption                            180.0                 180.0
                                                                         ---------             ---------
  Preferred stock not subject to mandatory redemption                        509.0                 509.0
                                                                         ---------             ---------

COMMON STOCKHOLDER'S EQUITY:
  Common Stock                                                             2,737.4               2,737.4
  Other paid-in capital                                                       16.9                  16.9
  Earnings reinvested in business                                          1,351.7               1,361.8
                                                                         ---------             ---------
    Total common stockholder's equity                                      4,106.0               4,116.1
                                                                         ---------             ---------

Total liabilities and shareholders' equity                               $11,875.3             $11,953.4
                                                                         =========             =========


The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.

(**) As described in Note (c) to CONSOLIDATED  FINANCIAL  STATEMENTS,  the 8.05%
Junior  Subordinated  Notes totaling $139.2 million  principal amount constitute
100% of the Trust's assets.

<PAGE 6>


                       VIRGINIA ELECTRIC AND POWER COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              1998                1997
                                                                          -----------           --------
                                                                                     (Millions)
Cash flow from (to) operating activities:
  Net income                                                             $    98.6             $   110.3
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                            168.4                 159.5
    Allowance for other funds used during construction                         0.3                   0.4
    Deferred income taxes                                                      5.5                  13.5
    Deferred investment tax credits, net                                      (4.2)                 (4.2)
    Noncash return on terminated construction project costs - pretax          (0.7)                 (1.3)
    Deferred fuel expenses                                                    13.1                   8.3
    Deferred capacity expenses                                               (22.2)                (15.8)
    Changes in:
      Accounts receivable                                                     63.4                  (3.9)
      Accrued unbilled revenues                                               30.4                  25.9
      Materials and supplies                                                   7.6                  11.7
      Accounts payable, trade                                                (34.7)                (60.4)
      Accrued expenses                                                        54.1                  54.3
    Other                                                                     45.8                  16.4
                                                                         ---------             ---------
Net cash flow from operating activities                                      425.4                 314.7
                                                                         ---------             ---------
Cash flow from (to) financing activities:
  Issuance of long-term debt                                                                       200.0
  Repayment of short-term debt                                              (146.3)                 (8.6)
  Repayment of long-term debt                                                                     (299.3)
  Common Stock dividend payments                                             (99.7)                (95.8)
  Preferred stock dividend payments                                           (8.8)                 (8.8)
  Distribution-preferred securities of subsidiary trust                       (2.7)                 (2.7)
  Other                                                                        2.4                  (2.5)
                                                                         ---------             ---------
Net cash to financing activities                                            (255.1)               (217.7)
                                                                         ---------             ---------
Cash flow from (used in) investing activities:
  Utility plant expenditures (excluding AFC-other funds)                     (83.7)                (73.9)
  Nuclear fuel (excluding AFC-other funds)                                   (20.8)                (18.8)
  Nuclear decommissioning contributions                                      (21.6)                 (9.1)
  Purchase of assets                                                                               (20.0)
  Other                                                                        3.1                   1.3
                                                                         ---------             ---------
Net cash flow used in investing activities                                  (123.0)               (120.5)
                                                                         ---------             ---------
Increase (Decrease) in cash and cash equivalents                              47.3                 (23.5)
Cash and cash equivalents at beginning of period                              36.0                  47.9
                                                                         ---------             ---------
Cash and cash equivalents at end of period                               $    83.3             $    24.4
                                                                         =========             =========
Cash paid during the period for:
  Interest (reduced for the net cost of
    borrowed funds capitalized as AFC)                                     $  84.7               $  78.7
  Income taxes                                                                 5.3                   0.8

The accompanying notes are an integral part of the consolidated financial statements.

<PAGE 7>


                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a)   Significant Accounting Policies

     General

     Virginia Electric and Power Company is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. It transacts business under the name Virginia Power in Virginia and under the name North Carolina Power in North Carolina. It has retail customers (including governmental agencies) and wholesale customers such as rural electric cooperatives, power marketers and municipalities and serves more than 80 percent of Virginia's population. The Company's wholesale power group engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas beyond the geographic limits of Virginia Power's retail service territory. Virginia Power has developed a broad array of "non-traditional" product and service offerings from its operating business units and subsidiaries, including energy-related products and services, instrumentation equipment services, nuclear management and operations services, power distribution related services and telecommunications services through the Company's existing fiber-optic network.

     In the opinion of the management of Virginia Power, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three-month periods ended
March 31, 1998 and 1997, and the cash flows for the three-month periods ended March 31, 1998 and 1997. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

     These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

<PAGE 8>


                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


 (b) Contingencies

     Nuclear Insurance

     The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. The Company is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. The Company may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including the Company). For additional information, see Note C to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     Virginia Jurisdictional Rates

     In March 1997, the Virginia Commission issued an order that Virginia Power's base rates be made interim and subject to refund as of March 1, 1997. This order was the result of the Commission Staff's report on its review of Virginia Power's 1995 Annual Informational Filing (AIF), which concluded that Virginia Power's present rates would cause Virginia Power to earn in excess of its authorized return on equity. The Staff found that, for purposes of establishing rates prospectively, a rate reduction of $95.6 million (including a one-time adjustment of $29.7 million to Virginia Power's deferred capacity balance at December 31, 1996) may be necessary in order to realign rates to the authorized level. Virginia Power filed its alternative regulatory plan (ARP) in March 1997, based on 1996 financial information. Subsequently, the Commission consolidated the proceeding concerned with the AIF with the proceeding that includes the ARP proposed by the Company.

     In December 1997, Virginia Power sought to withdraw its ARP, having concluded that resolution of the cost recovery issues raised by the ARP was unlikely without General Assembly action. The Commission has agreed that the Company may withdraw its support of the ARP but has reserved the right to continue consideration of the ARP as well as other regulatory alternatives. In addition, the Commission will continue to consider the issues arising out of the AIF.

     On March 24, 1998, the Commission Staff filed its testimony in the consolidated ARP/AIF proceeding. The Staff recommended a rate reduction of $277 million and proposed an alternative ratemaking plan. The Staff proposed plan would allow Virginia Power to retain a portion of its earnings above an authorized return on equity in a reserve account for recovery of stranded costs when Virginia begins its transition to a competitive market. The Staff proposal retains the fuel factor as well as deferral accounting for capacity payments. Other opposing parties in the proceeding have made filings recommending rate reductions in excess of $200 million. Virginia Power's previous filings in this proceeding support maintaining rates at current levels. On April 30 1998 the Virginia Commission issued an order delaying filing of rebuttal testimony to May 18, 1998. Surrebuttal testimony is due June 12 1998, and the hearing is scheduled to begin on July 9, 1998.

     Virginia Power believes that it is extremely important to have a regulatory plan in place that addresses transition cost issues and other matters potentially impacting the Company's ability to prepare for a competitive market and is willing to negotiate with other parties to achieve that result. Virginia Power, the Staff of the Virginia Commission and the Virginia Attorney General are engaged in discussions exploring the potential for reaching an acceptable settlement in the Company's rate proceeding. At this time the Company is unable to predict whether or not a settlement will be reached.

     On May 12, 1998, the Staff of the Virginia Commission filed a Report and Motion with the Virginia Commission. In its filing, the Staff stated that the current status of discussions warrant continued efforts to attempt to reach agreement on significant issues in the proceeding and moved for an order extending the dates for filing of rebuttal testimony to May 26, 1998, for filing surrebuttal testimony to June 19, 1998, and for the scheduled public hearing to begin on July 10, 1998.

     Based on pre-filed testimony and settlement discussions to date, it appears that either a negotiated settlement or further litigation could result in some level of reduction in the Company's Virginia jurisdictional rates. At this time the Company is unable to predict the amount of such a reduction or its impact on the Company's results of operations, cash flows or financial position.

<PAGE 9>


                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



     Site Remediation

     The Environmental Protection Agency (EPA) has identified the Company and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.8 million to $69.5 million. The Company's proportionate share of the cost is expected to be in the range of $1.7 million to $2.3 million, based upon allocation formulas and the volume of waste shipped to the sites. The Company has accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

     The Company and Dominion Resources, Inc. have remedial action responsibilities remaining at two coal tar sites. The Company accrued a $2 million reserve to meet its estimated liability based on site studies and investigations performed at these sites. In addition, two civil actions have been instituted against the City of Norfolk and Virginia Power by property owners who allege that their property has been contaminated by toxic pollutants originating from one of the coal tar sites now owned by the City of Norfolk and formerly owned by the Company. The first civil action reached settlement without trial in September 1997. The remaining plaintiff is seeking compensatory damages of $2 million and punitive damages of $1 million. It is too early in this case for the Company to predict the outcome. The Company has filed answers denying liability. No trial date has been set.

     The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At March 31, 1998, any pending or possible claims were not recognized as an asset or offset against recorded obligations of the Company.

For additional information regarding Contingencies, see Note Q to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(d)  Preferred Stock

     As of March 31, 1998, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are a total of 10,000,000 authorized shares of the Company's preferred stock.

<PAGE 10>


                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(e)  Virginia Fuel Factor

     On October 31, 1997, Virginia Power filed with the Virginia Commission its application for a reduction of $45.6 million in its fuel cost recovery factor for the period December 1, 1997 through November 30, 1998. The reduction became effective on an interim basis on December 1, 1997. Subsequently, as a result of amendments to two non-utility generation contracts, the Company proposed two additional reductions of approximately $30.2 million and $18 million for the same period, bringing the total proposed fuel factor reduction to $93.8 million. Both additional reductions were approved on an interim basis, effective March 1, 1998.
     On April 16, 1998, the Virginia Commission completed its annual review of Virginia Power's fuel factor, providing an additional reduction to the Company's fuel recovery rate to become effective May 1, 1998. The new fuel factor of 1.050 cents per kWh represents an additional annual fuel factor revenue decrease of $19.2 million, bringing the total fuel factor revenue reduction to $113 million. On April 24, 1998, the Commission entered an Order Establishing Fuel Factor affirming the new fuel factor.

(f)  Recently Issued Accounting Standards

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income". This statement is effective for fiscal years beginning after December 15, 1997. For the three-month periods ended March 31, 1998 and 1997, the Company did not have any material items of other comprehensive income as defined in SFAS No. 130.



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

     Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include current governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the EPA, the Nuclear Regulatory Commission, the Virginia State Corporation Commission and the North Carolina Utilities Commission), industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and storage facilities, recovery of the cost of purchased power, nuclear decommissioning costs, and present or prospective wholesale and retail competition. The business and profitability of Virginia Power are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, competition for retail and wholesale customers, pricing and transportation of commodities, market demand for energy, inflation, capital market conditions, unanticipated changes in operating expenses and capital expenditures, competition for new energy development opportunities and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Virginia Power. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business of the Company.

     Any forward-looking statement speaks only as of the date on which such statement is made, and Virginia Power undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Liquidity and Capital Resources

     Operating activities resulted in $110.7 million increased cash flow for the three-month period ended March 31, 1998 as compared to the same period in 1997. This increase was primarily attributable to trading activities of the Company's wholesale power group, offset in part by the impact of mild weather on our traditional retail electricity business. Internal generation of cash exceeded the Company's capital requirements during the first quarters of 1998 and 1997.

     Financing activities for the first three months of 1998 resulted in a net cash outflow of $255.1 million.

     Cash from (to) financing activities was as follows:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              1998                 1997
                                                                           ----------            --------
                                                                                       (Millions)
         Issuance of long-term debt                                                              $ 200.0
         Repayment of short-term debt                                      $(146.3)                 (8.6)
         Repayment of long-term debt and preferred stock                                          (299.3)
         Payment of dividends                                               (108.5)               (104.6)
         Other                                                                (0.3)                 (5.2)
                                                                           --------              --------
            Total                                                          $(255.1)              $(217.7)
                                                                           ========              ========

<PAGE 12>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


     We currently have three shelf registration statements effective with the Securities and Exchange Commission from which we can obtain additional debt capital. The remaining principal amount of debt that can be issued under these registrations totals $915 million. An additional capital resource of $100 million in preferred stock also is registered with the Securities and Exchange Commission.

     The Company has a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $79.9 million at March 31, 1998.

     Investing activities for the first three months of 1998 resulted in a net cash outflow of $123 million primarily due to $83.7 million of construction expenditures, $20.8 million of nuclear fuel expenditures and approximately $21.6 million of contributions to nuclear decommissioning trusts. Of the construction expenditures, the Company spent approximately $54.8 million on transmission and distribution projects, $9.9 million on production projects and $19 million on general support facilities.

     Cash from (used in) investing activities was as follows:

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              1998                   1997
                                                                           ----------            --------
                                                                                       (Millions)
         Utility plant expenditures (excluding AFC-other funds)            $ (83.7)              $ (73.9)
         Nuclear fuel (excluding AFC-other funds)                            (20.8)                (18.8)
         Nuclear decommissioning contributions                               (21.6)                 (9.1)
         Purchase of assets                                                                        (20.0)
         Other                                                                3.1                  1.3
                                                                           -------               -----
            Net cash flow used in investing activities                     $(123.0)              $(120.5)
                                                                          ========              ========

Results of Operations

     Revenue changed from the same period in the prior year primarily due to the following:

                                                                            Three Months Ended March 31,
                                                                                    1998 vs. 1997
                                                                                     (Millions)
         Revenue - Electric Service
           Customer growth                                                            $ 10.9
           Weather                                                                     (24.4)
           Base rate variance                                                           (4.1)
           Fuel rate variance                                                          (14.2)
           Other retail, net                                                            22.4
                                                                                      ------
              Total retail                                                              (9.4)
           Other electric service                                                      (15.5)
              Total electric service                                                   (24.9)
         Revenue - Other
           Wholesale - power marketing                                                 134.5
           Natural gas                                                                 150.9
           Other, net                                                                    0.1
                                                                                      ------
              Total revenue - other                                                    285.5
                   Total revenue                                                      $260.6

<PAGE 13>


                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


     Electric service revenue consists of sales to retail customers in our service territory at rates authorized by the Virginia and North Carolina Commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The primary factors affecting this revenue in the first three months of 1998 were customer growth, weather and fuel rates.

     Customer growth - There were 50,701 new customer connections in the twelve months ended March 31, 1998. These additional customers increased our revenue by $10.9 million in the first quarter of 1998 compared to the same period in 1997.

     Weather - The mild weather in the first quarter of 1998 caused customers to use less electricity for heating, which reduced retail revenue by $24.4 million from the previous year. Heating degree days were as follows:

                                                                   1998          1997        Normal
                                                                   ----          ----        ------
              Heating degree days                                 1,739         1,856         2,105
              Percentage change compared to prior year             (6.3)%       (20.5)%

     Fuel rates - The decrease in fuel rate revenue is attributable to lower fuel rates which went into effect December 1, 1997 and an additional reduction effective March 1, 1998. These reductions decreased recovery of fuel costs by approximately $14.2 million in the first quarter of 1998.

     Customer kilowatt-hour sales changed as follows:

                                                                            Three Months Ended March 31,
                                                                                    1998 vs. 1997
                                                                            ----------------------------
         Residential                                                                    (2.7)%
         Commercial                                                                      4.2
         Industrial                                                                      4.6
         Public authorities                                                              2.8
         Total retail sales                                                              1.3
         Wholesale - system                                                            (27.0)
         Wholesale - power marketing                                                   171.8
         Total sales                                                                    26.8

     The overall increase in kilowatt-hour sales reflects the success of our wholesale power marketing efforts, offset in part by the impact of mild weather on residential sales.

     Other revenue includes sales of electricity beyond our service territory, natural gas, nuclear consulting services, energy management services and other revenue. The growth in power marketing and natural gas sales revenue for the three-month period ended March 31, 1998, as compared to the same period in 1997, is primarily due to our success at marketing electricity and natural gas beyond our service territory.

     Fuel, net increased as compared to the first quarter of 1997, primarily due to the cost of the power marketing and natural gas sales which reflects increased purchases of energy from other wholesale power suppliers and purchases of natural gas.


<PAGE 14>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


     Operations and maintenance decreased for the three-month period ended March 31, 1998, as compared to the same period in 1997, as a result of scheduled maintenance in 1997 at the Company's Surry Unit 1 nuclear power station and also due to reductions in expenses attributable to the Company's strategic initiatives.

Contingencies

     For information on contingencies, see Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

Future Issues

Competition

     In the 1998 Session, the Virginia General Assembly passed House Bill No. 1172 (HB1172) to establish a schedule for Virginia's transition to retail competition in the electric utility industry. The Company actively supported HB1172, which passed both houses of the General Assembly in amended form and was signed into law by Virginia's Governor in April 1998. The law, which becomes effective July 1, 1998, requires the following:

o establishment of one or more independent system operators (ISO) and one or more regional power exchanges (RPX) for Virginia by January 1, 2001;
o      deregulation of generating facilities beginning January 1, 2002;
o      transition to retail competition to begin on January 1, 2002, with retail
o      competition to begin on January 1, 2004;
o      recovery of just and reasonable net stranded costs; and,
o      appropriate   consumer   safeguards   related  to   stranded   costs  and
       consideration of stranded benefits.

While the bill establishes a timeline for the transition to competition in Virginia, a detailed plan to implement that transition must be developed through future legislative and regulatory action. The Company is unable at this time to predict the timing or details of such a plan.

     For additional information, see Future Issues-Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Utility Rate Regulation

     In March 1997, the Virginia Commission issued an order that Virginia Power's base rates be made interim and subject to refund as of March 1, 1997. This order was the result of the Commission Staff's report on its review of Virginia Power's 1995 Annual Informational Filing (AIF), which concluded that Virginia Power's present rates would cause Virginia Power to earn in excess of its authorized return on equity. The Staff found that, for purposes of establishing rates prospectively, a rate reduction of $95.6 million (including a one-time adjustment of $29.7 million to Virginia Power's deferred capacity balance at December 31, 1996) may be necessary in order to realign rates to the authorized level. Virginia Power filed its alternative regulatory plan (ARP) in March 1997, based on 1996 financial information. Subsequently, the Commission consolidated the proceeding concerned with the AIF with the proceeding that includes the ARP proposed by the Company.

     In December 1997, Virginia Power sought to withdraw its ARP, having concluded that resolution of the cost recovery issues raised by the ARP was unlikely without General Assembly action. The Commission has agreed that the Company may withdraw its support of the ARP but has reserved the right to continue consideration of the ARP as well as other regulatory alternatives. In addition, the Commission will continue to consider the issues arising out of the AIF.

<PAGE 15>
                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


     On March 24, 1998, the Commission Staff filed its testimony in the consolidated ARP/AIF proceeding. The Staff recommended a rate reduction of $277 million and proposed an alternative ratemaking plan. The Staff proposed plan would allow Virginia Power to retain a portion of its earnings above an authorized return on equity in a reserve account for recovery of stranded costs when Virginia begins its transition to a competitive market. The Staff proposal retains the fuel factor as well as deferral accounting for capacity payments. Other opposing parties in the proceeding have made filings recommending rate reductions in excess of $200 million. Virginia Power's previous filings in this proceeding support maintaining rates at current levels. On April 30 1998 the Virginia Commission issued an order delaying filing of rebuttal testimony to May 18, 1998. Surrebuttal testimony is due June 12 1998, and the hearing is scheduled to begin on July 9, 1998.

     Virginia Power believes that it is extremely important to have a regulatory plan in place that addresses transition cost issues and other matters potentially impacting the Company's ability to prepare for a competitive market and is willing to negotiate with other parties to achieve that result. Virginia Power, the Staff of the Virginia Commission and the Virginia Attorney General are engaged in discussions exploring the potential for reaching an acceptable settlement in the Company's rate proceeding. At this time the Company is unable to predict whether or not a settlement will be reached.

     On May 12, 1998, the Staff of the Virginia Commission filed a Report and Motion with the Virginia Commission. In its filing, the Staff stated that the current status of discussions warrant continued efforts to attempt to reach agreement on significant issues in the proceeding and moved for an order extending the dates for filing of rebuttal testimony to May 26, 1998, for filing surrebuttal testimony to June 19, 1998, and for the scheduled public hearing to begin on July 10, 1998.

     Based on pre-filed testimony and settlement discussions to date, it appears that either a negotiated settlement or further litigation could result in some level of reduction in the Company's Virginia jurisdictional rates. At this time the Company is unable to predict the amount of such a reduction or its impact on the Company's results of operations, cash flows or financial position.


Market Risk Sensitive Instruments and Risk Management

Commodity Price Risk

     Virginia Power's wholesale power group is engaged in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas; accordingly, it manages a portfolio of derivative commodity instruments held for trading purposes. These contracts are sensitive to changes in the prices of natural gas and electricity. The Company employs established policies and procedures to manage its risks associated with these price fluctuations and uses various commodity contracts, such as futures, swaps and options, to reduce risk by essentially creating offsetting market exposures.

     The fair value of the portfolio is a function of the underlying commodity, contract prices and market prices represented by each derivative commodity contract. For exchange-for-physical contracts, basis swaps, fixed price forward contracts and options which require physical delivery of the underlying commodity, market value reflects management's best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Futures contracts and options on futures contracts are marked to market based on closing exchange prices.

<PAGE 16>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



     At December 31, 1997, the fair value of such contracts was not material to the Company's financial position. During the first quarter of 1998, the number of contracts held for trading purposes has increased significantly. The estimated fair values of contract assets and contract liabilities at March 31, 1998, were as follows:
                                                                     (millions)
                  Estimated fair value of contract assets              $176.3

                  Estimated fair value of contract liabilities          173.8
                                                                        -----

                  Estimated net fair value                              $ 2.5
                                                                        =====

     Management has determined that any potential near term losses in future earnings, fair values or cash flows, resulting from reasonably possible near term changes in market prices for such contracts are not anticipated to be material to the Company's results of operations, financial position or cash flows.

     Our evaluation of market risk does not include the price risks associated with utility operations and utility fuel requirements, since these costs are generally recovered through regulated cost of service, nor does it include risks that are either nonfinancial or nonquantifiable, such as credit risk.

Equity Price Risk and Interest Rate Risk

     Virginia Power is exposed to fluctuations in interest rates related to debt securities and prices of marketable equity securities held in its Nuclear Decommissioning Trusts. In addition, the Company is exposed to interest rate risk through its use of fixed rate and variable rate debt and preferred securities as sources of capital.

     For additional information, see Market Risk Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.




                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


     See  Market  Risk  Sensitive   Instruments   and  Risk   Management   under
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


<PAGE 17>

                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) By consent in lieu of an Annual Meeting, Dominion Resources, Inc., the sole holder of all the voting Common Stock of the Company, on April 17, 1998, elected the following persons to serve as Directors of the Company for the a term expiring in 2001:

      John B. Adams, Jr.           Norman Askew                John W. Harris
      Benjamin J. Lambert, III     Richard L. Leatherwood      Frank S. Royal


(b) The following incumbent Directors will continue on the Board with terms expiring in the year listed:

              Name                  Year                 Name              Year
              ----                  ----                 ----              ----
      Harvey L. Lindsay, Jr.        1999         Thos. E. Capps            2000
      Kenneth A. Randall            1999         John B. Bernhardt         2000
      William T. Roos               1999         James F. Betts            2000
      Judith B. Sack                1999         Jean E. Clary             2000
      William G. Thomas             1999         S. Dallas Simmons         2000
      David A. Wollard              1999         Robert H. Spilman         2000


Item 5. Other Information

Regulation

Virginia

     On March 20, 1998 the Virginia Commission issued an Order Establishing Investigation with regard to independent system operators (ISOs), regional power exchanges (RPXs) and retail access pilot programs. The order directed all investor-owned electric utilities doing business in Virginia, in conjunction with the Commission Staff and other interested stakeholders, to begin work immediately to develop one or more ISOs and RPXs to serve the public interest in Virginia. The order also required those utilities to file a report with the Virginia Commission on or before April 15, 1998, concerning their previous and present activities, and future plans, concerning ISOs and RPXs. Subsequent monthly reports are also required. Virginia Power filed its initial report on April 15, 1998. The Commission's order further directed Virginia Power and AEP-Virginia, which together serve 85% of retail electric customers in Virginia, to begin work immediately, in conjunction with the Staff, to implement at least one retail access pilot program and study. Proposed pilot programs must be filed with the Virginia Commission by August 1, 1998.

FERC

     LG&E Westmoreland Southampton (Southampton) owns a cogeneration facility in Franklin, Virginia, and sells output to Virginia Power. Southampton sought a waiver of FERC operating requirements for Qualifying Facilities (QF's) under PURPA for its 1992 operating year only; however, FERC refused to grant such a waiver. In 1996 Southampton sought rehearing and clarification, and initiated a separate rate proceeding seeking approval of the contract rates paid to it by the Company for 1992 only. On May 13, 1998, FERC denied the rehearing, granted the clarification and accepted Southampton's 1992 rates subject to a refund to the Company due to Southampton's failure to meet the QF operating requirements in 1992.


<PAGE 18>

                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION
                                   (Continued)

Rates

Virginia

     In reference to the consolidated Alternative Regulatory Plan (ARP) and the 1995 Annual Informational Filing (AIF) proceeding before the Virginia Commission, on March 24, 1998, the Commission Staff filed its testimony in the consolidated ARP/AIF proceeding. The Staff recommended a rate reduction of $277 million and proposed an alternative ratemaking plan. The plan proposed by the Staff would allow Virginia Power to retain a portion of its earnings above an authorized return on equity in a reserve account for recovery of stranded costs when Virginia begins its transition to a competitive market. The Staff proposal retains the fuel factor as well as deferral accounting for capacity payments. On April 30, 1998, the Virginia Commission issued an order delaying the filing of rebuttal testimony to May 18, 1998. Surrebuttal testimony is due on June 12, and the hearing is scheduled to begin on July 9, 1998.


     On May 12, 1998, the Staff of the Virginia Commission filed a Report and Motion with the Virginia Commission. In its filing, the Staff stated that the current status of discussions warrant continued efforts to attempt to reach agreement on significant issues in the proceeding and moved for an order extending the dates for filing of rebuttal testimony to May 26, 1998, for filing surrebuttal testimony to June 19, 1998, and for the scheduled public hearing to begin on July 10, 1998.

     In the proceeding before the Virginia Commission involving a decrease in Virginia Power's recovery of fuel expenses, on April 24, 1998, the Commission approved a decrease in the fuel factor from 1.322 cents per kWh to 1.050 cents per kWh effective May 1, 1998. For additional information, see Note (e) to the Consolidated Financial Statements.


FERC

     In reference to the Standards of Conduct filed in compliance with FERC's Order No. 889-A, FERC issued an order directing the Company to file certain revisions to its Standards of Conduct. On March 16, 1998, the Company made the changes directed by the FERC order, and also sought rehearing on the order. On April 15, 1998 FERC granted rehearing for purposes of further consideration of the matters raised in rehearing. The Company is awaiting further FERC action on the Company's rehearing request.

     On March 27, 1998 the Company  requested  that FERC suspend the  procedural schedule in the proceeding on market-based rates due to a settlement in principle reached by the participants in the proceeding. The Presiding Administrative Law Judge suspended the procedural schedule and directed the Company to file a formal Offer of Settlement by May 11, 1998. A formal Offer of Settlement was filed as directed, and the Company is awaiting further FERC action on the Offer of Settlement.

Interconnections

     In reference to the Company's participation in the experimental test of principles developed by the General Agreement on Parallel Paths (GAPP), on March 3, 1998, the Company notified FERC that it had withdrawn from the GAPP Agreement and on March 31, 1998, FERC accepted the Company's notice.

<PAGE 19>

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1* -- Employment  Agreement  dated March 16, 1998 between  Virginia Power and
         John A. Shaw (filed herewith).

10.2* -- Dominion  Resources,  Inc. Directors' Stock Compensation Plan effective
         April 9, 1998 (filed herewith).

10.3* -- Form of an Employment  Agreement  dated June 23, 1994 between  Virginia
         Power and certain executive officers, including James P.O'Hanlon Lawrence E. DeSimone and Larry M. Girvin (Exhibit 10(xxi), Form 10-K for the fiscal year ended December 31, 1996 File No. 1-2255, incorporated by reference). [The only material respect in which the particular employment agreeements differ is the base salary set forth therein.]

27 --    Financial Data Schedule (filed herewith).


* Indicates management contract or compensatory plan or arrangement


(b)  Reports on Form 8-K;

         NONE

<PAGE 20>
                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       VIRGINIA ELECTRIC AND POWER COMPANY
                                   Registrant





May 14, 1998
                                 /S/ J. A. SHAW
                            --------------------------
                                   J. A. SHAW
                            Senior Vice President and
                             Chief Financial Officer