Form 10-Q
period 1998-06-30
VIRGINIA ELECTRIC & POWER CO
filed 1998-08-07
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
                                 --------------

(MARK ONE)
     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   ---
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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





 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   At July 31, 1998, 171,484 shares of common stock, without par value, of the registrant were outstanding.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                                      INDEX
                                                          Page
                                                         Number
                          PART I. Financial Information

Item 1.  Consolidated Financial Statements


            Consolidated Statements of Income -
              Six Months Ended June 30, 1998
              and 1997                                       3

            Consolidated Balance Sheets -
              June 30, 1998 and December 31, 1997          4-5

            Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1998
              and 1997                                       6

            Notes to Consolidated Financial Statements    7-10


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                   11-17

Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                     17


                           PART II. Other Information


Item 1.  Legal Proceedings                                  18

Item 5.  Other Information                                  18

            Regulation                                      18

            Rates                                           18

Item 6.  Exhibits and Reports on Form 8-K                   19

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                       1998       1997          1998       1997
                                      --------   --------     ---------  ---------
                                          (Millions)              (Millions)
REVENUES:
  Electric service                    $ 823.1    $ 953.6      $1,844.5   $1,999.9
  Other                                 564.3       97.9         978.3      226.4
                                      --------   --------     ---------  ---------
                                      1,387.4    1,051.5       2,822.8    2,226.3
                                      --------   --------     ---------  ---------
EXPENSES:
  Fuel, net                             710.5      282.1       1,320.0      611.6
  Purchased power capacity, net         203.5      159.5         384.3      343.9
  Impairment of regulatory assets       158.6        2.8         158.6        2.8
  Restructuring                                      6.3                      6.3
  Operations and maintenance            210.0      213.8         398.1      414.6
  Depreciation & amortization            96.2      130.5         236.1      262.2
  Amortization of terminated
    construction project costs            8.7        8.6          17.3       17.2
  Taxes other than income                73.0       63.3         142.6      134.5
                                      --------   --------     ---------  ---------
      Total                           1,460.5      866.9       2,657.0    1,793.1
                                      --------   --------     ---------  ---------
Income (loss) from operations          (73.1)      184.6         165.8      433.2
Other income (deductions)               (7.4)        4.0        (12.1)        6.0
                                      --------   --------     ---------  ---------

Income (loss) before interest and
income taxes                           (80.5)      188.6         153.7      439.2
                                      --------   --------     ---------  ---------
Interest and related charges:
  Interest expense, net                  84.2       74.2         159.5      151.7
  Distributions - preferred
    securities of subsidiary trust        2.7        2.7           5.4        5.4
                                      --------   --------     ---------  ---------
      Total                              86.9       76.9         164.9      157.1

Income (loss) before income taxes     (167.4)      111.7        (11.2)      282.1
Income taxes (benefit)                 (47.3)       39.4          10.3       99.4
                                      --------   --------     ---------  ---------
Net income (loss)                     (120.1)       72.3        (21.5)      182.7
Preferred dividends                       8.9        9.0          17.8       17.8
                                      --------   --------     ---------  ---------
Balance for Common Stock              $(129.0)    $ 63.3       $ (39.3)    $164.9
                                      ========   ========     =========  =========


The accompanying notes are an integral part of the consolidated financial statements.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (UNAUDITED)


                                                   June 30,      December 31,
                                                     1998           1997*
                                                  ------------   -------------
                                                          (Millions)
CURRENT ASSETS:
  Cash and cash equivalents                              $55.0           $36.0
  Accounts receivable:
    Customer accounts receivable, net                    604.6           462.4
    Other                                                89.4            105.1
  Accrued unbilled revenues                              212.5           245.2
  Materials and supplies:
    Plant and general                                    146.0           145.2
    Fossil fuel                                           68.7            67.4

  Deferred income taxes                                  100.1            52.3



  Commodity contract assets                            1,540.3            40.6
  Other                                                   90.2            82.4
      Total current assets                          ------------   -------------
                                                       2,906.8         1,236.6
                                                    ------------   -------------


INVESTMENTS:
  Nuclear decommissioning trust funds                    665.0           569.1
  Other                                                   39.5            38.3
                                                  ------------   -------------
      Total net investments                              704.5           607.4
                                                  ------------   -------------

DEFERRED DEBITS AND OTHER ASSETS:
  Regulatory assets                                      617.7          711.5
  Unamortized debt issuance costs                         27.8           24.2
                                                          33.8             .3
  Commodity contract assets                               88.6          126.0
  Other
                                                  ------------   -------------
      Total deferred debits and other assets             767.9           862.0
                                                  ------------   -------------

UTILITY PLANT:
  Plant (includes $301.7 plant under
construction in
    1998 and $240.9 in 1997)                          14,946.4        14,794.2
  Less accumulated depreciation                        6,049.4         5,724.3
                                                  ------------   -------------
                                                       8,897.0         9,069.9
  Nuclear fuel, net                                      135.3           149.3
                                                  ------------   -------------
    Net utility plant                                  9,032.3         9,219.2
                                                  ------------   -------------


Total assets                                         $13,411.5       $11,925.2
                                                  ============   =============


The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1997 has been taken from the audited consolidated financial statements at that date.

                       VIRGINIA ELECTRIC AND POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                   June 30,      December 31,
                                                     1998           1997*
                                                  ------------   -------------
                                                          (Millions)
CURRENT LIABILITIES:


  Securities due within one year                        $365.0          $333.5
  Short-term debt                                        201.3           226.2
  Accounts payable, trade                                567.3           452.0
  Customer deposits                                       44.3            44.6
  Payrolls accrued                                        82.2            77.5
  Interest accrued                                       105.2            95.1
  Taxes accrued                                           51.1            30.5
  Provision for rate refund                              186.3
  Commodity contract liabilities                       1,571.7            52.9
  Other                                                   80.6            95.7
                                                  ------------   -------------
      Total current liabilities                        3,255.0         1,408.0
                                                  ------------   -------------
LONG-TERM DEBT                                         3,416.2         3,514.6
                                                  ------------   -------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Deferred income taxes                                1,525.9         1,607.0
  Deferred investment tax credits                        229.9           238.4
  Deferred fuel expenses                                  26.7            12.8
  Commodity contract liabilities                          41.2             1.9
  Other                                                  206.7           202.4
                                                  ------------   -------------
      Total deferred credits and other
liabilities                                            2,030.4         2,062.5
                                                  ------------   -------------


COMMITMENTS AND CONTINGENCIES (See Note (b))

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST (**)          135.0           135.0
                                                  ------------   -------------

PREFERRED STOCK:
  Preferred stock subject to mandatory redemption        180.0           180.0
                                                  ------------   -------------
  Preferred stock not subject to mandatory
redemption                                               509.0           509.0
                                                  ------------   -------------

COMMON STOCKHOLDER'S EQUITY:
  Common stock                                         2,737.4         2,737.4
  Other paid-in capital                                   16.9            16.9
  Earnings reinvested in business                      1,131.6         1,361.8
                                                  ------------   -------------
      Total common stockholder's equity                3,885.9         4,116.1
                                                  ------------   -------------


Total liabilities and stockholders' equity           $13,411.5       $11,925.2
                                                  ============   =============

The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1997 has been taken from the audited consolidated financial statements at that date.

(**) As described in Note (c) to CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                            1998        1997
                                                          ----------  ----------
                                                               (Millions)
Cash flow from (used in) operating activities:

  Net income (loss)                                        $  (21.5)    $ 182.7
  Adjustments to reconcile net income to net cash
provided by operating activities
    Depreciation and amortization                             293.6       316.2
    Deferred income taxes                                   (100.3)        30.9
    Deferred investment tax credits, net                      (8.5)       (8.5)
    Deferred fuel expenses                                     13.9       (0.7)
    Deferred capacity expenses                               (16.2)      (38.4)
    Impairment of regulatory assets                           158.6         2.8
    Provision for rate refund                                 186.3
    Change in:
      Accounts receivable                                   (126.5)      (22.6)
      Accrued unbilled revenues                                32.7       (6.5)
      Materials and supplies                                  (2.1)         6.1
      Accounts payable, trade                                 115.3      (25.3)
      Accrued expenses                                         28.7       (9.5)
      Commodity contract assets and liabilities                24.9         2.4
    Other                                                       5.4        11.1
                                                          ----------  ----------

Net cash flow from operating activities                       584.3       440.7
                                                          ----------  ----------

Cash flow from (used in) financing activities:
  Issuance of long-term debt                                  150.0       210.0
  (Repayment)Issuance of short-term debt, net                (25.0)       127.9
  Repayment of long-term debt                               (217.5)     (299.3)
  Common Stock dividend payments                            (191.1)     (189.2)
  Preferred stock dividend payments                          (17.8)      (17.5)
  Distribution-preferred securities of subsidiary trust       (5.4)       (5.4)
  Other                                                       (2.0)       (1.1)
                                                          ----------  ----------

Net cash flow used in financing activities                  (308.8)     (174.6)
                                                          ----------  ----------


Cash flow from (used in) investing activities:
  Utility plant expenditures (excluding AFC-other funds)    (190.4)     (164.8)
  Nuclear fuel (excluding AFC-other funds)                   (25.7)      (47.0)
  Nuclear decommissioning contributions                      (33.5)      (18.1)
  Purchase of assets                                                     (20.0)
  Other                                                       (6.9)       (1.1)
                                                          ----------  ----------

Net cash flow used in investing activities                  (256.5)     (251.0)
                                                          ----------  ----------

Increase in cash and cash equivalents                          19.0        15.1
Cash and cash equivalents at beginning of period               36.0        47.9
                                                          ----------  ----------



Cash and cash equivalents at end of period                $    55.0      $ 63.0
                                                          ==========  ==========


Cash paid during the period for:
  Interest (reduced for the net cost of

    Borrowed funds capitalized as AFC)                     $  149.9   $   154.7
  Income taxes                                                 97.7        78.0



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

   In the opinion of the management of Virginia Power, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and six-month periods ended June 30, 1998 and 1997, and the cash flows for the three and six-month periods ended June 30, 1998 and 1997. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

   The consolidated financial statements include the accounts of the Company and its subsidiaries, with all significant intercompany transactions and accounts being eliminated in consolidation.

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

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


 (b)  Contingencies

 NUCLEAR INSURANCE

   The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $8.9 billion for a single nuclear incident. Effective August 20, 1998, that limit will increase to $9.9 billion due to an adjustment for inflation. The Company is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. The Company may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including the Company). For additional information, see Note C to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


VIRGINIA RATES

   In March 1997, the Virginia State Corporation Commission (Virginia Commission) issued an order that Virginia Power's base rates be made interim and subject to refund as of March 1, 1997. This order was the result of the Commission Staff's report on its review of Virginia Power's 1995 Annual Informational Filing (AIF), which concluded that Virginia Power's present rates would cause Virginia Power to earn in excess of its authorized return on equity. The Staff found that, for purposes of establishing rates prospectively, a rate reduction of $95.6 million (including a one-time adjustment of $29.7 million to Virginia Power's deferred capacity balance at December 31, 1996) may be necessary in order to realign rates to the authorized level. Virginia Power filed its alternative regulatory plan (ARP) in March 1997, based on 1996 financial information. The Commission consolidated the AIF and ARP proceedings and encouraged the parties to negotiate and present settlement proposals. Virginia Power subsequently withdrew its ARP, but the Commission reserved the right to continue consideration of the ARP as well as other regulatory alternatives in the consolidated proceeding.

   On June 8, 1998 Virginia Power, the Staff of the Virginia Commission, the office of the Virginia Attorney General, the Virginia Committee for Fair Utility Rates and the Apartment and Office Building Association of Metropolitan Washington joined in an agreement which, if approved by the Virginia Commission, would settle the Company's current rate proceedings. These parties, representing various interests, participated in the negotiations and ultimately joined in the filing of the proposed plan which would reduce rates while addressing the concerns of ratepayers, those charged with protecting ratepayers' interests and the Company.

   The settlement defines a new regulatory framework for the Company's transition to electric competition. The major provisions of the settlement are as follows:

          A two-phased base rate reduction: $100 million per annum beginning March 1, 1998 with one additional $50 million per annum reduction beginning March 1, 1999;

          A base rate freeze through February 28, 2002 unless a change is necessary to protect the legitimate interests of the Company, its shareholders or ratepayers;

          An immediate, one-time refund of $150 million for the period March 1, 1997 through February 28, 1998;

          A discontinuation of deferral accounting for purchased power capacity expenses effective February 28, 1998;

          A write-off of a minimum of $220 million of regulatory assets in addition to normal amortization thereof during the base rate freeze period;

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


          An incentive mechanism until March 1, 2002 for earnings above the following return on equity (ROE) benchmarks: 1998 -10.5%; after 1998 - 30-year Treasury bond rates plus 450 basis points. For rate incentive mechanism purposes, all earnings up to the ROE benchmark would benefit the Company's shareholder. Any earnings above the benchmark would be allocated one-third to the Company's shareholder and two-thirds to the $220 million write-off of regulatory assets; except that all earnings above the ROE benchmark plus 270 basis points (initially 13.2%), would be allocated to the write-off of regulatory assets.

   Although the Virginia Commission could possibly reject or cause the parties to modify the proposed settlement, the Company believes that it is probable that the Commission will adopt the settlement as proposed, although some modification may be possible. The Company has recorded the financial implications of the proposed settlement on its books of accounts in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, ACCOUNTING FOR CONTINGENCIES. Consistent with the Company's prior practice for pending rate cases, the Company recorded a reserve for refunds in the second quarter of 1998 sufficient to cover the amounts contemplated by the settlement for the period March 1, 1997 through June 30, 1998.

   In addition, the proposed settlement would require that Virginia Power write-off a minimum of $220 million of regulatory assets in addition to normal amortization thereof during the rate freeze period. Under SFAS No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION, the Company has evaluated its regulatory assets for potential impairment. Based on the uncertainty of the Company's earnings potential during the rate freeze period, management can no longer conclude that recovery of the $220 million is probable, i.e., that earnings above its authorized rate of return would be available to offset the $220 million write-off of regulatory assets. Accordingly, the Company charged $158.6 million to second quarter 1998 earnings, which when combined with the reserve for accelerated cost recovery accrued in 1996 and 1997, provides for the impairment of regulatory assets resulting from the proposed settlement. See Note P to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   On July 21, a hearing convened before the Virginia Commission for presentation of the proposed settlement and to allow parties an opportunity to comment on the proposal, as well as an alternative method of allocating proposed refunds and rate reductions among customer classes. A ruling by the Commission is currently pending. If the Commission should reject or cause the parties to modify the proposed settlement, the Company would adjust its books of accounts to reflect the financial implications in the period in which the Commission renders its decision.

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

   The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At June 30, 1998, no pending or possible claims have been recognized as an asset or offset against recorded obligations of the Company.

   For additional information regarding Contingencies, see Note Q to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(c)   Company   Obligated   Mandatory    Redeemable   Preferred   Securities
of Subsidiary Trust

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

(d)   Preferred Stock

   As of June 30, 1998, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There is a total of 10,000,000 authorized shares of the Company's preferred stock.

 (e)  Recently Issued Accounting Standards

   During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. This statement is effective for fiscal years beginning after December 15, 1997. For the six-month periods ended June 30, 1998 and 1997, the Company did not have any material items of other comprehensive income as defined in SFAS No. 130.

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

   Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include current governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the EPA, the Nuclear Regulatory Commission, the Virginia State Corporation Commission and the North Carolina Utilities Commission), industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and storage facilities, recovery of the cost of purchased power, nuclear decommissioning costs, the ability of the Company and its suppliers to successfully address Year 2000 compliance issues, and present or prospective wholesale and retail competition. The business and profitability of Virginia Power are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, competition for retail and wholesale customers, pricing and transportation of commodities, exposure to changes in the fair value of commodity contracts, market demand for energy, inflation, capital market conditions, unanticipated changes in operating expenses and capital expenditures, competition for new energy development opportunities, counter-party credit risk and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Virginia Power. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business of the Company.

   Any forward-looking statement speaks only as of the date on which such statement is made, and Virginia Power undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

LIQUIDITY AND CAPITAL RESOURCES

   OPERATING ACTIVITIES resulted in $143.6 million increased cash flow for the six-month period ended June 30, 1998 as compared to the same period in 1997. This increase was primarily attributable to trading activities of the Company's wholesale power group. Internal generation of cash exceeded the Company's capital requirements during the first six months of 1998 and 1997.

   FINANCING ACTIVITIES for the first six months of 1998 resulted in a net cash outflow of $308.8 million.

   Cash to financing activities was as follows:
                                                    Six Months ending
                                                             June 30,
                                                    1998       1997
                                                    ----       ----
                                                   $         $
  Issuance of long-term debt                         150.0      210.0
  (Repayment) issuance of short-term debt           (25.0)      127.9
  (Repayment) issuance of long-term debt           (217.5)    (299.3)
  Common stock dividend payments                   (191.1)    (189.2)
  Preferred stock dividend payments                 (17.8)     (17.5)
  Distribution-preferred securities of subsidiary
    trust                                            (5.4)      (5.4)
  Other                                              (2.0)      (1.1)
                                                   --------  ---------
   Total                                          $(308.8)   $(174.6)
                                                   ========  =========

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

   There are currently three shelf registration statements effective with the Securities and Exchange Commission from which the Company can obtain additional debt capital. The remaining principal amount of debt that can be issued under these registrations totals $765 million. An additional capital resource of $100 million in preferred stock also is registered with the Securities and Exchange Commission.

   On June 17, 1998, the Company issued $150 million of its 1998 Series A 7.15% Senior Notes, due June 30, 2038. The proceeds from the sale of these notes and cash provided by operating activities were used to fund second quarter 1998 mandatory maturities totaling $217.5 million.

   The Company has a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $201.3 million at June 30, 1998.

   INVESTING ACTIVITIES for the first six months of 1998 resulted in a net cash outflow of $256.5 million primarily due to $190.4 million of construction expenditures, $25.7 million of nuclear fuel expenditures and approximately $33.5 million of contributions to nuclear decommissioning trusts. Of the construction expenditures, the Company spent approximately $137.7 million on transmission & distribution projects, $20.6 million on production projects and $32.1 million on support facilities.

                                                    Six Months ending
Cash used in investing activities was as follows:       June 30,
                                                    1998       1997
                                                    ----       ----
  Utility plant expenditures (excluding AFC-other
     funds)                                       $(190.4)  $ (164.8)
  Nuclear fuel (excluding AFC-other funds)          (25.7)     (47.0)
  Nuclear decommissioning contributions             (33.5)     (18.1)
  Purchase of assets                                           (20.0)
  Other                                              (6.9)      (1.1)
                                                   --------  ---------
Total                                             $(256.5)   $(251.0)
                                                   ========  =========

RESULTS OF OPERATIONS

      REVENUE changed from the same period in the prior year primarily due to the following:

                            Three Months Ended         Six Months Ended
                           June 30, 1998 vs. 1997   June 30, 1998 vs. 1997
                           ----------------------   ----------------------

Weather                           $ 18.2                  $   (6.2)

Customer growth                      9.2                      20.1
Provision for rate refund         (186.3)                   (186.3)

Fuel rate variance                 (36.3)                    (50.5)

Other retail                        50.5                      69.0
                                  --------                  --------
Total retail                      (144.7)                   (153.9)

Other electric service              14.2                      (1.5)
                                  --------                  --------


  Total electric service          (130.5)                   (155.4)
Revenue - Other
  Wholesale - power
marketing                          373.1                     507.6
  Natural gas                       87.9                     238.8
  Other, net                         5.4                       5.5
                                  --------                  --------

    Total revenue - other          466.4                     751.9
                                  --------                  --------

      Total revenue               $335.9                    $596.5
                                  ========                  ========

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


   ELECTRIC SERVICE REVENUE consists of sales to retail customers in our service territory at rates authorized by the Virginia and North Carolina Commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The primary factor affecting this revenue in the first six months of 1998 was an accrual of a provision for rate refund to reflect the proposed settlement of the Company's rate proceedings currently pending before the Virginia Commission. See VIRGINIA RATES under Note (b) to CONSOLIDATED FINANCIAL STATEMENTS. In addition this revenue was also affected by customer growth, weather and fuel rates.

   Customer growth - Sales resulting from new customer connections increased our revenue by $9.2 million and $20.1 million for the three-month and six-month periods, respectively, ending June 30, 1998 as compared to the same period in 1997.

   Weather - Mild weather in the first quarter of 1998 caused customers to use less electricity for heating. The return to more normal weather during the second quarter of 1998 as compared to the milder weather of the second quarter of 1997 substantially offset the first quarter decrease in weather-related sales.

   Heating and cooling degree-days for the second quarter were as follows:

                                            1998      1997    Normal
                                            ----      ----    ------
         Heating degree days                 290       468       308
         Percentage change compared
          to prior year                    (38.0)%    25.1%

         Cooling degree days                 433       303       444
         Percentage change compared
          to prior year                     42.9%    (35.3)%

   Heating and cooling degree-days
    for the first six months were as follows:

                                            1998      1997    Normal
                                            ----      ----    ------
         Heating degree days               2,030     2,324     2,413
         Percentage change compared to
          prior year                       (12.7)%   (14.2)%

         Cooling degree days                 463       309       450
         Percentage change compared
          to prior year                     49.8%    (34.0)%

   Fuel rates - The decrease in fuel rate revenue is attributable to lower fuel rates which went into effect December 1, 1997 and an additional reduction effective March 1, 1998. These reductions decreased fuel revenues by approximately $36.3 million and $50.5 million for the three-month and six-month periods, respectively, ending June 30, 1998.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


   Customer kilowatt-hour sales changed as follows:

                              Three Months        Six Months
                                 Ended              Ended
                                June 30,           June 30,
                             1998 vs. 1997      1998 vs. 1997
                            -----------------   ---------------

Residential                       8.5%               2.0%

Commercial                       11.7%               8.0%
Industrial                       (2.3%)              1.0%
Public street & highway
lighting                          1.7%               2.5%

Public authorities               12.9%               7.8%

Total retail sales                7.9%               4.4%

Wholesale - system               37.8%              (0.2%)
Wholesale - power
marketing                       328.4%             251.0%

Total electric sales             66.5%              45.8%

   The overall increase in kilowatt-hour sales reflects the success of our wholesale power marketing efforts and increased sales resulting from customer growth.

   OTHER REVENUE includes sales of electricity beyond our service territory, natural gas, nuclear consulting services, energy management services and other revenue. The growth in power marketing and natural gas sales revenue for the six-month period ended June 30, 1998, as compared to the same period in 1997, is primarily due to our success at marketing electricity and natural gas beyond our service territory.

   FUEL, NET increased as compared to the second quarter of 1997, primarily due to the cost of the power marketing and natural gas sales which reflects increased purchases of energy from other wholesale power suppliers and purchases of natural gas.

   PURCHASED POWER CAPACITY, NET increased for the three-month and six-month periods ended June 30, 1998, as compared to the same periods in 1997, due to 1) the discontinuance of deferral accounting for such expenses and the write-off of the deferred capacity expense balance based on the proposed settlement of the Company's rate proceedings currently pending before the Virginia Commission and
2) increased expenses associated with the restructuring of certain contracts. See VIRGINIA RATES under Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

   OPERATIONS AND MAINTENANCE decreased for the six-month period ended June 30, 1998, as compared to the same period in 1997, as a result of scheduled maintenance in 1997 at the Company's Surry Unit 1 nuclear power station and also due to reductions in expenses attributable to the Company's strategic initiatives.

   IMPAIRMENT OF REGULATORY ASSETS represents the recognition of the proposed settlement of the Company's rate proceedings currently pending before the Virginia Commission. See VIRGINIA RATES under Note (b) to CONSOLIDATED FINANCIAL STATEMENTS. The amount reported for 1997 represents accelerated cost recovery reserve accruals for expected adjustments to regulatory assets. See Note P to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


   DEPRECIATION AND AMORTIZATION decreased primarily due to adjustments to the provision for depreciation and decommissioning expenses for the period March 1, 1997 through June 30, 1998, to reflect terms of the proposed settlement of the Company's rate proceedings currently pending before the Virginia Commission. See VIRGINIA RATES under Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

   OTHER INCOME decreased for the three-month and six-month periods ended June 30, 1998, as compared to the same periods in 1997, primarily due to unrealized net losses associated with changes in the estimated fair value of natural gas and electricity commodity contracts held for trading purposes.

   INTEREST EXPENSE, NET increased primarily due to the accrual of interest on the anticipated rate refund as a result of the proposed settlement of the Company's rate proceedings currently pending before the Virginia Commission. See VIRGINIA RATES under Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

   INCOME TAXES decreased for the three-month and six-month periods ended June 30, 1998, as compared to the same period in 1997, primarily as a result of the income tax provisions associated with the Company's recognition of a provision for rate refund and impairment of regulatory assets to reflect the proposed settlement of the Company's rate proceedings currently pending before the Virginia Commission. See VIRGINIA RATES under Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

CONTINGENCIES

   For information on contingencies, see Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

FUTURE ISSUES

COMPETITION

   In the 1998 Session, the Virginia General Assembly passed House Bill No. 1172 (HB1172) to establish a schedule for Virginia's transition to retail competition in the electric utility industry. The Company actively supported HB1172, which passed both houses of the General Assembly in amended form and was signed into law by Virginia's Governor in April 1998. The law, which became effective July 1, 1998, requires the following:

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

UTILITY RATE REGULATION

   For information about the Company's Virginia jurisdictional rate proceeding and proposed settlement thereof, see VIRGINIA RATES under Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods.

   The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption. However, adoption of the statement could increase volatility in earnings and other comprehensive income.

YEAR 2000 COMPLIANCE

   On August 4, 1998, the Securities and Exchange Commission issued new disclosure requirements in regard to Year 2000 compliance. The Company will evaluate these requirements and include any required information not previously disclosed in its Form 10-Q for the period ended September 30, 1998.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)



MARKET RISK SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

COMMODITY PRICE RISK

   Virginia Power's wholesale power group manages a portfolio of derivative commodity contracts held for trading purposes. These contracts are sensitive to changes in the prices of natural gas and electricity. The Company employs established policies and procedures to manage its risks associated with these price fluctuations and uses various commodity instruments, such as futures, swaps and options, to reduce risk by creating offsetting market positions.

   One of the techniques commonly used to measure risk in a commodity trading portfolio is sensitivity analysis, which determines a hypothetical change in the fair value of the portfolio which would result from an assumed change in the market prices of the related commodities. The fair value of the portfolio is a function of the underlying commodity, contract prices and market prices represented by each derivative commodity contract. For exchange-for-physical contracts, basis swaps, fixed price forward contracts and options which require physical delivery of the underlying commodity, market value reflects management's best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Futures contracts and options on futures contracts are marked to market based on closing exchange prices.

   The Company has determined a hypothetical loss by calculating a hypothetical fair value for each of the Company's contracts assuming a 10% unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at June 30, 1998. This hypothetical 10% change in commodity prices would have resulted in a hypothetical loss of approximately $18 million in the fair value of the Company's natural gas and electricity contracts as of June 30, 1998.

   The sensitivity analysis does not include the price risks associated with utility operations, including those underlying utility fuel requirements. In the normal course of business, the Company also faces risks that are either nonfinancial or nonquantifiable. Such risks principally include credit risk, which is not reflected in the sensitivity analysis above.

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


                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

   See Market Risk Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                      VIRGINIA ELECTRIC AND POWER COMPANY
                         PART II. - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   On April 2, 1997, Doswell Limited Partnership (Doswell) filed a motion for judgment against Virginia Power in the Circuit Court of the City of Richmond. Doswell is an independent power producer that has entered into two power purchase agreements with the Company and claims that the Company breached one of those agreements. On the same date, Doswell also filed a complaint against Virginia Power in the United States District Court for the Eastern District of Virginia alleging that the Company breached the two power purchase agreements. On March 18, 1998, the parties agreed to stay both proceedings in order to negotiate amendments to the power purchase agreements. On June 29, 1998, the parties executed an amendment and restatement of both agreements and on July 2, 1998, the amendment and restatement was filed with FERC. On July 30, 1998, FERC issued a letter order accepting for filing the amendment and restatement of the power purchase and operating agreements.

ITEM 5. OTHER INFORMATION

REGULATION

VIRGINIA

   In reference to the March 1998 Virginia Commission Order Establishing Investigation with regard to independent system operators (ISOs), regional power exchanges (RPXs) and retail access pilot programs, the Commission's order directed Virginia Power and AEP-Virginia to begin work immediately, in conjunction with the Staff, to implement at least one retail access pilot program and study. On July 16, 1998, the Commission extended the time to file retail access pilot programs from August 1, 1998 to November 1, 1998.

FERC

   Regarding the LG&E Westmoreland Southampton (Southampton) proceedings, in May 1998, FERC denied a rehearing, granted the clarification and accepted Southampton's 1992 rates subject to a refund to the Company. In June 1998, Southampton and Virginia Power each filed separate requests for rehearing. On July 13, 1998, FERC granted both rehearing requests for further clarification. The parties are proceeding with settlement discussions with a report due by the administrative law judge in mid-August.

RATES

VIRGINIA

   In reference to the consolidated Alternative Regulatory Plan (ARP) originally filed in March of 1997 and the 1995 Annual Informational Filing (AIF) proceeding before the Virginia Commission, a stipulation was filed jointly on June 8, 1998 by Virginia Power, the SCC Staff, the Attorney General's Office, the Virginia Committee for Fair Utility Rates, and the Apartment and Office Building Association of Metropolitan Washington to resolve certain issues in the rate case. The Stipulation proposed a five-year rate plan which would direct Virginia Power to refund its ratepayers $150 million, plus interest, for revenues collected between March 1, 1997 and March 1, 1998, and would further reduce its rates by $100 million for the period March 1, 1998 to March 1, 1999. Rates would be reduced by an additional $50 million on March 1, 1999. The Stipulation provided a mechanism for accelerating the recovery of regulatory assets and assures that Virginia Power will write-off a minimum of $220 million in regulatory assets with additional incentives based on earnings. On July 21, a hearing convened at the Virginia Commission to allow parties an opportunity to comment on the Stipulation. For additional information, see note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

                      VIRGINIA ELECTRIC AND POWER COMPANY
                         PART II. - OTHER INFORMATION
                                  (CONTINUED)



FERC

   In reference to the Standards of Conduct filed in compliance with FERC's Order No. 889-A, FERC issued an order directing the Company to file certain revisions to its Standards of Conduct. In March 1998, the Company made the changes directed by the FERC order, and also sought rehearing on the order. On June 30, 1998, FERC granted the Company's request for rehearing.

   In March 1998, the Company requested that FERC suspend the procedural schedule in the proceeding on market-based rates due to a settlement in principle reached by the participants in the proceeding. The Presiding Administrative Law Judge suspended the procedural schedule and directed the Company to file a formal Offer of Settlement. A formal Offer of Settlement was filed as directed and on June 15, 1998, the presiding Administrative Law Judge certified the Offer of Settlement to FERC as uncontested. The Company is awaiting further FERC action on the Offer of Settlement.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

  4.1 -- Form of Senior Indenture dated as of June 1, 1998 as supplemented and modified by the First Supplemental Indenture to the Senior Indenture dated as of June 1, 1998. (Exhibit 4.2, Form 8-K dated June 12, 1998, File No. 1-2255, incorporated by reference).

10.1* -- Form of an Employment Agreement dated March 16, 1998 between Virginia
      Power and certain executive officers, including John A. Shaw and James A. White (Exhibit 10.1, Form 10-Q for the period ended March 31, 1998, File No. 1-2255, incorporated by reference). [The only material respect in which the particular employment agreements differ is the base salary set forth therein.]


27    -- Financial Data Schedule (filed herewith).


* Indicates management contract or compensatory plan or arrangement


(b)  Reports on Form 8-K;

      The Company filed a Current Report on Form 8-K dated June 8, 1998, reporting a proposed settlement of the consolidated proceeding pending before the Virginia State Corporation Commission concerning the Company's 1995 Annual Informational Filing. The settlement defines a new regulatory framework for the Company's transition to electric competition.

      The Company filed a Current Report on Form 8-K dated June 12, 1998, regarding the sale of $150 million of Senior Notes.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      VIRGINIA ELECTRIC AND POWER COMPANY
                                   Registrant





August 7, 1998
                               /S/ J. A. SHAW
                              ------------------------------
                                   J. A. SHAW
                                   Senior Vice President and
                                   Chief Financial Officer