Form 10-Q
period 1998-09-30
VIRGINIA ELECTRIC & POWER CO
filed 1998-11-10
CIK 103682

<PAGE 1>

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                  --------------

                                    FORM 10-Q
                                  --------------

(Mark one)
     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                        or

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


                                  (804) 771-3000
                         (Registrant's telephone number)





 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
 filing requirements for the past 90 days. Yes X    No
                                              ---     ---
   At October 31, 1998, 171,484 shares of common stock, without par value, of the registrant were outstanding.

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

Item 1.  Consolidated Financial Statements
            Consolidated Statements of Income -
              Nine Months Ended September 30, 1998
              and 1997                                       3

            Consolidated Balance Sheets -
              September 30, 1998 and December 31, 1997     4-5

            Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1998
              and 1997                                       6

            Notes to Consolidated Financial Statements    7-10


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                   11-21

Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                     21


                       PART II. Other Information


Item 1.  Legal Proceedings                                  22

Item 5.  Other Information                                  22

            Regulation                                      22

            Rates                                        22-23

            Future Sources of Power                         23

Item 6.  Exhibits and Reports on Form 8-K                   23

<PAGE 3>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                         Three Months Ended       Nine Months Ended
                                           September 30,             September 30,
                                         1998        1997         1998        1997
                                       ---------   ---------    ---------   ---------
                                            (Millions)               (Millions)
REVENUES:
  Electric service                    $ 1,253.1   $ 1,236.6    $ 3,092.7   $ 3,233.6
  Other                                 1,358.7       261.7      2,336.9       488.1
                                       ---------   ---------    ---------   ---------
                                        2,611.8     1,498.3      5,429.6     3,721.7
                                       ---------   ---------    ---------   ---------
EXPENSES:
  Fuel, net                             1,507.7       493.4      2,824.8     1,104.3
  Purchased power capacity, net           216.7       198.2        601.0       542.1
  Impairment of regulatory assets                      28.3        158.6        31.1
  Operations and maintenance              223.8       192.9        627.3       615.7
  Depreciation and amortization           134.3       130.0        370.7       392.2
  Amortization of terminated
    construction project costs              8.7         8.6         26.0        25.8
  Taxes other than income                  87.5        68.1        230.1       202.6
                                       ---------   ---------    ---------   ---------
      Total                             2,178.7     1,119.5      4,838.5     2,913.8
                                       ---------   ---------    ---------   ---------
Income from operations                    433.1       378.8        591.1       807.9
Other income (loss)                       (34.9)        8.4        (39.3)       18.5
                                       ---------   ---------    ---------   ---------
Income before interest and income taxes   398.2       387.2        551.8       826.4
                                       ---------   ---------    ---------   ---------
Interest and related charges:
  Interest expense, net                    74.5        75.4        233.7       227.1
  Distributions - preferred
    securities of subsidiary trust          2.7         2.7          8.2         8.2
                                       ---------   ---------    ---------   ---------
      Total                                77.2        78.1        241.9       235.3

Income before income taxes                321.0       309.1        309.9       591.1
Income taxes                              115.1       108.0        125.4       207.4
                                       ---------   ---------    ---------   ---------
Net income                                205.9       201.1        184.5       383.7
Preferred dividends                         8.9         9.0         26.7        26.7
                                       ---------   ---------    ---------   ---------
Balance available for Common Stock      $ 197.0     $ 192.1      $ 157.8     $ 357.0
                                       =========   =========    =========   =========







The accompanying notes are an integral part of the consolidated financial statements.

<PAGE 4>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                      Assets
                                   (Unaudited)


                                              September 30,   December 31,
                                                  1998           1997*
                                              -------------   -------------
                                                       (Millions)
CURRENT ASSETS:
  Cash and cash equivalents                         $ 45.5          $ 36.0
  Accounts receivable:
    Customer accounts receivable, net                502.7           462.4
    Other                                            108.0           105.1
  Accrued unbilled revenues                          224.5           245.1
  Materials and supplies:
    Plant and general                                143.7           145.2
    Fossil fuel                                       92.5            67.4
  Commodity contract assets                          158.2            40.6
  Other                                              159.9           134.8
                                              -------------   -------------
      Total current assets                         1,435.0         1,236.6
INVESTMENTS:
  Nuclear decommissioning trust funds                618.5           569.1
  Other                                               15.5            15.5
                                              -------------   -------------
      Total net investments                          634.0           584.6
DEFERRED DEBITS AND OTHER ASSETS:
  Regulatory assets                                  624.5           757.4
  Unamortized debt issuance costs                     27.3            24.2
  Commodity contract assets                           41.1              .3
  Other                                               30.4            50.2
                                              -------------   -------------
      Total deferred debits and other assets         723.3           832.1
PROPERTY PLANT AND EQUIPMENT:
  Plant (includes $383.4 plant under construction in
    1998 and $240.9 in 1997)                      15,128.9        14,866.4
  Less accumulated depreciation                    6,150.5         5,743.9
                                              -------------   -------------
                                                   8,978.4         9,122.5
  Nuclear fuel, net                                  160.4           149.3
                                              -------------   -------------
    Net utility plant                              9,138.8         9,271.8
                                              -------------   -------------

Total assets                                    $ 11,931.1      $ 11,925.1
                                              =============   =============








The accompanying notes are an integral part of the consolidated financial statements.

(*) The consolidated balance sheet at December 31, 1997 has been taken from the audited consolidated financial statements at that date.

<PAGE 5>
                       VIRGINIA ELECTRIC AND POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                       Liabilities and Stockholders' Equity
                                   (Unaudited)
                                              September 30,    December 31,
                                                  1998            1997*
                                              -------------    ------------
                                                       (Millions)
CURRENT LIABILITIES:
  Securities due within one year                   $ 350.0         $ 333.5
  Short-term debt                                     77.5           226.2
  Accounts payable, trade                            686.8           474.9
  Payrolls accrued                                    67.3            77.5
  Interest accrued                                    82.0            95.1
  Taxes accrued                                      111.1            30.5
  Commodity contract liabilities                     212.6            52.9
  Other                                              188.1           140.2
                                              -------------    ------------
      Total current liabilities                    1,775.4         1,430.8
                                              -------------    ------------
LONG-TERM DEBT                                     3,356.5         3,514.6
                                              -------------    ------------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes                1,535.3         1,607.0
  Deferred investment tax credits                    225.7           238.4
  Commodity contract liabilities                      53.3             1.9
  Other                                              172.6           192.3
                                              -------------    ------------
      Total deferred credits and other
        liabilities                                1,986.9         2,039.6

COMMITMENTS AND CONTINGENCIES (See Note (b))

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST (**)      135.0           135.0
                                              -------------    ------------

PREFERRED STOCK:
  Preferred stock subject to mandatory redemption    180.0           180.0
                                              -------------    ------------
  Preferred stock not subject to mandatory
     redemption                                      509.0           509.0
                                              -------------    ------------

COMMON STOCKHOLDERS' EQUITY:
  Common stock                                     2,737.4         2,737.4
  Other paid-in capital                               16.9            16.9
  Earnings reinvested in business                  1,234.0         1,361.8
                                              -------------    ------------
      Total common stockholders' equity            3,988.3         4,116.1
                                              -------------    ------------

Total liabilities and stockholders' equity      $ 11,931.1      $ 11,925.1
                                              =============    ============


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

<PAGE 6>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine Months Ended Sept. 30,
                                                              1998          1997
                                                           -------------------------
Cash flow from (used in) operating activities:                    (Millions)
  Net income                                                  $ 184.5       $ 383.7
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                               455.8         481.3
    Deferred income taxes                                        57.1          19.2
    Deferred investment tax credits                             (12.7)        (12.7)
    Deferred fuel expenses                                      (25.3)         21.0
    Deferred capacity expenses                                  (16.2)        (25.9)
    Impairment of regulatory assets                             158.6          31.1
    Change in:
      Accounts receivable                                       (43.2)        (97.2)
      Accrued unbilled revenues                                  20.6           9.7
      Materials and supplies                                    (23.6)          1.6
      Accounts payable, trade                                   211.9         (34.7)
      Taxes accrued                                              80.6         160.8
      Accrued expenses                                          (23.3)        (39.6)
    Other                                                        13.2          15.2
                                                              -------         -----
Net cash flow from operating activities                       1,038.0         913.5
                                                              -------         -----
Cash flow from (used in) financing activities:
  Issuance of long-term debt                                    150.0         270.0
  Repayment of short-term debt                                 (148.7)       (185.7)
  Repayment of long-term debt                                  (292.5)       (309.3)
  Common Stock dividend payments                               (285.7)       (283.9)
  Preferred stock dividend payments                             (26.7)        (26.8)
  Distribution-preferred securities of subsidiary trust          (8.2)         (8.2)
  Other                                                          (4.7)         (3.1)
                                                               -------       ------
Net cash used in financing activities                          (616.5)       (547.0)
                                                               ------        ------
Cash flow from (used in) investing activities:
  Utility plant expenditures (excluding AFC-other funds)       (300.6)       (269.9)
  Nuclear fuel (excluding AFC-other funds)                      (70.2)        (71.2)
  Nuclear decommissioning contributions                         (37.5)        (27.2)
  Purchase of assets                                                          (20.0)
  Other                                                          (3.7)          1.6
                                                               ------        ------
Net cash flow used in investing activities                     (412.0)       (386.7)
                                                               ------        ------
Increase (decrease) in cash and cash equivalents                  9.5         (20.2)
Cash and cash equivalents at beginning of period                 36.0          47.9
                                                              -------      --------
Cash and cash equivalents at end of period                     $ 45.5        $ 27.7
                                                              =======      ========
Cash paid during the period for:
  Interest (reduced for the cost of
    borrowed funds capitalized as AFC)                        $ 247.3       $ 237.8
  Income taxes                                                  153.7          82.4

The accompanying notes are an integral part of the consolidated financial statements.

<PAGE 7>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(a)   Significant Accounting Policies

   General

   Virginia Electric and Power Company is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. It transacts business under the name Virginia Power in Virginia and under the name North Carolina Power in North Carolina. It has retail customers (including governmental agencies) and wholesale customers such as rural electric cooperatives, power marketers and municipalities and serves more than 80 percent of Virginia's population. The Company's wholesale power group engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas beyond the geographic limits of Virginia Power's retail service territory. Virginia Power has developed a broad array of "non-traditional" product and service offerings, including energy-related products and services, instrumentation equipment services, nuclear management and operations services, power transmission and distribution related services and telecommunications services through the Company's existing fiber-optic network.

   The Company is a wholly owned subsidiary of Dominion Resources, Inc., a Virginia corporation.

   In the opinion of the management of Virginia Power, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and nine-month periods ended September 30, 1998 and 1997, and the cash flows for the nine-month periods ended September 30, 1998 and 1997. Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

<PAGE 8>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

 (b)  Contingencies

 Nuclear Insurance

   The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $9.9 billion for a single nuclear incident. The Company is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. The Company may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including the Company). For additional information, see Note C to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Site Remediation

   The Environmental Protection Agency (EPA) has identified the Company and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. The estimated future remediation costs for the sites are in the range of $61.8 million to $69.5 million. The Company's proportionate share of the cost is expected to be in the range of $1.7 million to $2.3 million, based upon allocation formulas and the volume of waste shipped to the sites. The Company has accrued adequate reserves to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

   The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At September 30, 1998, no pending or possible claims have been recognized as an asset or offset against recorded obligations of the Company.

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

(d)   Preferred Stock

   As of September 30, 1998, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There is a total of 10,000,000 authorized shares of the Company's preferred stock.

<PAGE 9>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(e)  Virginia Rates

   On June 8, 1998 Virginia Power, the Staff of the Virginia State Corporation Commission (Virginia Commission), the office of the Virginia Attorney General, the Virginia Committee for Fair Utility Rates and the Apartment and Office Building Association of Metropolitan Washington joined in an agreement to settle the Company's then pending rate proceedings before the Virginia Commission. The Virginia Commission by Order dated August 7, 1998, adopted the settlement with only a minor redistribution of the agreed rate reduction among customer classes.

   The settlement defines a new regulatory framework for the Company's transition to electric competition. The major provisions of the settlement are as follows:

o A two-phased base rate reduction: $100 million per annum beginning March 1, 1998 with one additional $50 million per annum reduction beginning March 1, 1999;

o A base rate freeze through February 28, 2002 unless a change is necessary to protect the legitimate interests of the Company, its shareholders or ratepayers;

o An immediate, one-time refund of $150 million for the period March 1, 1997 through February 28, 1998;

o A discontinuation of deferral accounting for purchased power capacity expenses effective February 28, 1998;

o A write-off of a minimum of $220 million of regulatory assets in addition to normal amortization thereof during the base rate freeze period;

o An incentive mechanism through February 28, 2002 for earnings above the following return on equity (ROE) benchmarks: 10.5% in 1998; after 1998 - 30-year Treasury bond rates plus 450 basis points. For rate incentive mechanism purposes, all earnings up to the ROE benchmark would benefit the Company's shareholder. Any earnings above the benchmark would be allocated one-third to the Company's shareholder and two-thirds to the $220 million write-off of regulatory assets; except that all earnings above the ROE benchmark plus 270 basis points (initially 13.2%), would be allocated to the write-off of regulatory assets.

<PAGE 10>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


   As a result of the requirement to write-off a minimum of $220 million of regulatory assets in addition to normal amortization thereof during the rate freeze period, the Company performed an impairment review in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Based on the uncertainty of the Company's earnings potential during the rate freeze period, management could no longer conclude that recovery of the $220 million is probable, i.e., that earnings above its authorized rate of return would be available to offset the $220 million write-off of regulatory assets. Accordingly, the Company charged $158.6 million to second quarter 1998 earnings, which when combined with the reserve for accelerated cost recovery accrued in 1996 and 1997, provides for the impairment of regulatory assets resulting from the settlement. See Note P to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   Substantially all customer refunds required by the settlement had been made as of October 31, 1998.

 (f)  Recently Issued Accounting Standards

   During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement is effective for fiscal years beginning after December 15, 1997. For the nine-month periods ended September 30, 1998 and 1997, the Company did not have any material items of other comprehensive income as defined in SFAS No. 130.

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

   Some important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include current governmental policies and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the Environmental Protection Agency
(EPA), the Nuclear Regulatory Commission, the Virginia State Corporation Commission and the North Carolina Utilities Commission, industry and rate structure, operation of nuclear power facilities, acquisition and disposal of assets and facilities, operation and storage facilities, recovery of the cost of purchased power, nuclear decommissioning costs, the ability of the Company, its suppliers, and its customers to successfully address Year 2000 compliance issues, and present or prospective wholesale and retail competition. The business and profitability of Virginia Power are also influenced by economic and geographic factors including political and economic risks, changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, competition for retail and wholesale customers, pricing and transportation of commodities, exposure to changes in the fair value of commodity contracts, market demand for energy, inflation, capital market conditions, unanticipated changes in operating expenses and capital expenditures, competition for new energy development opportunities, counter-party credit risk and legal and administrative proceedings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Virginia Power. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business of the Company.

   Any forward-looking statement speaks only as of the date on which such statement is made, and Virginia Power undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.


<PAGE 12>
                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

   Operating activities resulted in $124.5 million increased cash flow for the nine-month period ended September 30, 1998 as compared to the same period in 1997. This increase was primarily attributable to trading activities of the Company's wholesale power group. Internal generation of cash exceeded the Company's capital requirements during the first nine months of 1998 and 1997.

   Financing activities for the first nine months of 1998 resulted in a net cash outflow of $616.5 million as follows:


                                                Nine Months ending September 30,
                                                     1998             1997
                                                     ----             ----
                                                           (Millions)
  Issuance of long-term debt                      $  150.0         $   270.0
  Repayment of short-term debt                      (148.7)           (185.7)
  Repayment of long-term debt                       (292.5)           (309.3)
  Common Stock dividend payments                    (285.7)           (283.9)
  Preferred stock dividend payments                  (26.7)            (26.8)
  Distribution-preferred securities of subsidiary
     trusT                                            (8.2)             (8.2)
  Other                                               (4.7)             (3.1)
                                                    -------          --------
Total                                             $ (616.5)        $  (547.0)
                                                    =======          ========



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

   On June 17, 1998, the Company issued $150 million of its 1998 Series A 7.15% Senior Notes, due June 30, 2038. The proceeds from the sale of these notes and cash provided by operating activities were used to fund second quarter 1998 mandatory maturities totaling $217.5 million. Third quarter mandatory maturities totaled $75 million which were funded using cash provided by operating activities.

   The Company has a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $77.5 million at September 30, 1998.

<PAGE 13>
                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


   Investing activities for the first nine months of 1998 resulted in a net cash outflow of $412 million as follows:

                                                                            Nine Months ending September 30,
                                                                             1998                      1997
                                                                             ----                      ----
                                                                                        (Millions)

  Utility plant expenditures (excluding AFC-other funds)                 $    (300.6)              $    (269.9)
  Nuclear fuel (excluding AFC-other funds)                                     (70.2)                    (71.2)
  Nuclear decommissioning contributions                                        (37.5)                    (27.2)
  Purchase of assets                                                                                     (20.0)
  Other                                                                         (3.7)                      1.6
                                                                           ----------                ----------
Net cash flow used in investing activities                               $    (412.0)              $    (386.7)
                                                                           ==========                ==========



Of the construction expenditures, the Company spent approximately $223.3 million on transmission and distribution projects, $28.8 million on production projects and $48.5 million on support equipment and facilities.

Capital Requirements

   The Company has filed for approval with the Virginia Commission to construct six combustion turbines to meet a portion of anticipated load growth beginning in the year 2000. Each of the combustion turbines would have a generating capacity of 150 MW for a total combined capacity of 900 MW (summer rating). Total construction cost for the six units is projected to be in the range of $280 to $300 million. Four of the units would be built in Fauquier County, Virginia for use beginning midyear 2000. The remaining two units would be built in Caroline County, Virginia for use beginning midyear 2001. See Future Sources of Power under Part II OTHER INFORMATION for information on the regulatory approval process.

<PAGE 14>
                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Results of Operations

   Revenues changed from the same period in the prior year primarily due to the following:

                                                 Three Months Ended                Nine Months Ended
                                              September 30, 1998 vs. 1997      September 30, 1998 vs. 1997
                                              ---------------------------      ---------------------------
                                                         (Millions)                        (Millions)
Weather                                            $       50.8                      $       44.7
Customer growth                                            14.7                              32.5
Base rate variance                                        (32.3)                           (218.3)
Fuel rate variance                                        (43.1)                            (92.8)
Other retail                                               18.4                              89.0
                                                     -----------                       -----------
     Total retail                                           8.5                            (144.9)
Other electric service                                      8.0                               4.0
                                                     -----------                       -----------
     Total electric service                                16.5                            (140.9)

Revenue - Other
  Wholesale - power marketing                           1,012.5                           1,520.2
  Natural gas                                              79.3                             318.1
  Other, net                                                5.2                              10.5
                                                     -----------                       -----------
     Total revenue - other                              1,097.0                           1,848.8
                                                     -----------                       -----------
          Total revenue                            $    1,113.5                      $    1,707.9
                                                     ===========                       ===========


   Electric service revenue includes sales to retail customers in our service territory at rates authorized by the Virginia and North Carolina commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The primary factor affecting this revenue in the first nine months of 1998 was a rate refund and rate reduction arising from settlement of the Company's rate proceedings before the Virginia Commission. See Virginia Rates under Note (e) to CONSOLIDATED FINANCIAL STATEMENTS. In addition, this revenue was also affected by weather, customer growth and fuel rates.

   Weather - Sales attributable to weather increased by $50.8 million and $44.7 million for the three and nine-month periods, respectively, in 1998 as compared to 1997. This increase resulted primarily from increased customer usage for cooling due to warmer weather during the third quarter of 1998, as compared to the third quarter of 1997. For the nine month period comparison, the third quarter increase in weather-related sales was partially offset by reduced customer usage for heating due to mild weather in the first quarter of 1998, as compared to the first quarter of 1997.

   Customer growth - Sales resulting from new customer connections increased our revenue by $14.7 million and $32.5 million for the three-month and nine-month periods ending September 30, 1998 as compared to the same periods in 1997.

   Fuel rates - The decrease in fuel rate revenue is attributable to lower fuel rates that went into effect December 1, 1997 and an additional reduction effective March 1, 1998. These reductions decreased fuel revenues by approximately $43.1 million for the three months ended September 30, 1998 and $92.8 million for the nine months ended September 30, 1998.

<PAGE 15>
                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

   Heating and cooling degree-days for the third quarter were as follows:

                                            1998      1997    Normal
                                            ----      ----    ------
         Heating degree days                   6        10        18
         Percentage change compared to
          prior year                       (40.0)%    42.9%

         Cooling degree days               1,148       973     1,072
         Percentage change compared to
          prior year                        18.0%     10.4%

   Heating and cooling degree-days for the first nine months were as follows:

                                            1998      1997    Normal
                                            ----      ----    ------
         Heating degree days               2,035     2,334     2,431
         Percentage change compared to
          prior year                       (12.8)%   (14.0)%

         Cooling degree days               1,612      1282     1,521
         Percentage change compared to
          prior year                        25.7%     (5.0)%


   Customer kilowatt-hour sales changed as follows:

                              Three Months       Nine Months
                                 Ended              Ended
                             September 30,      September 30,
                             1998 vs. 1997      1998 vs. 1997
                            -----------------   ---------------

   Residential                   12.5%               5.8%
   Commercial                     6.4%               7.4%
   Industrial                     2.1%               1.4%
   Public street &
    highway lighting              1.6%               2.2%
   Public authorities              .9%               5.1%
   Total retail sales             7.1%               5.4%
   Wholesale - system             2.6%                .8%
   Wholesale - power
    marketing                   249.5%             274.1%
   Total electric sales          84.4%              61.2%

   The overall increase in kilowatt-hour sales reflects the success of our wholesale power marketing efforts and increased sales resulting from customer growth.

   Other revenue includes sales of electricity beyond our service territory, natural gas, nuclear consulting services, energy management services and other revenue. The increase in revenue for the three and nine-month periods ended September 30, 1998, as compared to the same periods in 1997, is primarily due to our marketing of electricity and natural gas beyond our service territory. The wholesale power marketing revenue reflects an increased volume of transactions as well as higher electricity prices during the third quarter of 1998. Wholesale electricity prices were higher during the summer months of 1998 as a result of seasonal demand and temporary shortage of supply in selected markets in which the Company participates.

<PAGE 16>
                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

   Expenses changed from the same period in the prior year primarily due to the following:

   Fuel, net increased, as compared to the three-month and nine-month periods ended September 30, 1997, primarily due to the cost of the power marketing and natural gas sales which reflects increased purchases of energy from other wholesale power suppliers and purchases of natural gas.

   Purchased power capacity, net increased for the three-month and nine-month periods ended September 30, 1998, as compared to the same periods in 1997, due to (1) the discontinuance of deferral accounting for such expenses and (2) increased expenses associated with the restructuring of certain contracts. The nine months ended September 30, 1998 was also impacted by the write-off of the deferred capacity expense balance based on the settlement of the Company's rate proceedings before the Virginia Commission. See Virginia Rates under Note (e) to CONSOLIDATED FINANCIAL STATEMENTS.

   Impairment of regulatory assets represents the recognition of the Company's settlement of rate proceedings before the Virginia Commission. See Virginia Rates under Note (e) to CONSOLIDATED FINANCIAL STATEMENTS. The amount reported for 1997 represents accelerated cost recovery reserve accruals for expected adjustments to regulatory assets. See Note P to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   Operations and maintenance increased for the three-month period ended September 30, 1998, as compared to the same period in 1997, primarily due to (1) scheduled maintenance in 1998 at the Company's North Anna Unit 1 nuclear power station, (2) costs to repair storm damage caused by hurricane Bonnie in 1998, and (3) recognition of employee severance costs from continuing organizational changes.

   Depreciation and amortization for the nine months ended September 30, 1998 decreased primarily due to adjustments to the provision for depreciation and decommissioning expenses for the period March 1, 1997 through June 30, 1998, to reflect terms of the Company's settlement of Virginia rate proceedings. See Virginia Rates under Note (e) to CONSOLIDATED FINANCIAL STATEMENTS.

   Taxes other than income increased for the three-month and nine-month periods ended September 30, 1998 primarily due to increased taxes associated with the Company's wholesale power and natural gas marketing business.

   Other income decreased for the three-month and nine-month periods ended September 30, 1998, as compared to the same periods in 1997, primarily due to unrealized net losses associated with changes in the estimated fair value of natural gas and electricity commodity contracts held for trading purposes. Whether such losses will ultimately be realized is dependent on future movement in commodity prices and the extent to which the Company satisfies sales commitments using available Company generation and purchased power resources rather than market purchases.

   Income taxes decreased for the nine-month period ended September 30, 1998, as compared to the same period in 1997, primarily as a result of the income tax provisions associated with the rate refund and impairment of regulatory assets resulting from the Company's settlement of Virginia rate proceedings. See Virginia Rates under Note (e) to CONSOLIDATED FINANCIAL STATEMENTS.

<PAGE 17>
                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Continued)

Contingencies

   For information on contingencies, see Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

Future Issues

Competition

   With reference to the proceeding at the Virginia Commission regarding the establishment of independent system operators (ISOs), regional power exchanges
(RPXs) and retail access pilot programs, Virginia Power filed a report on November 2, 1998, describing the details, objectives and characteristics of its proposed retail access pilot program.

Utility Rate Regulation

   For information about the Company's Virginia jurisdictional rate proceeding and settlement thereof, see Virginia Rates under Note (e) to CONSOLIDATED FINANCIAL STATEMENTS.

Clean Air Act Compliance

   As a result of periodic evaluation and planning for compliance with the Clean Air Act's SO2 emissions reduction program, the Company has determined that it may be appropriate to make additional capital expenditures for SO2 emission control equipment during the period 1999 through 2002. Whether this strategy is ultimately adopted could be influenced by near term changes in the regulatory environment, availability of allowances and emission control technology.

   In September 1998, the Environmental Protection Agency (EPA) adopted a rule which requires 22 states, including Virginia, North Carolina, and West Virginia to reduce and cap emissions of nitrogen oxides (NOx) beginning in 2003. NOx is a gaseous by-product of fossil fuel combustion. Significant sources of NOx are automobiles and industrial processes, including fossil-fired electric generation.

   The rule allows each state to determine how to achieve the required reduction in emissions. By September 1999, each affected state must develop and submit a plan to the EPA that details how the state will achieve its emission cap. If states adopt the approach suggested by the EPA, it is probable the Company would incur major capital expenditures, in the range of $500 million to $700 million, to install additional emission control equipment. We will closely monitor the development of NOx emission cap plans by the various states.

NRC Nuclear Decommissioning Rule

   Virginia Power currently meets the Nuclear Regulatory Commission (NRC) financial assurance requirements for nuclear decommissioning by using external trusts to collect funds for the ultimate decommissioning of the Company's four nuclear power reactors (i.e., sinking fund method). On September 22, 1998, the NRC issued its Final Rule on Financial Assurance Requirements for Decommissioning Nuclear Power Reactors (the Final Rule) to be effective November 23, 1998. The Final Rule amends current NRC requirements by limiting the use of the sinking fund method to only that portion of a licensee's collections for decommissioning that are recovered through either traditional cost of service regulation or through non-bypassable charges.

<PAGE 18>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

   The NRC has identified the following alternative methods of providing financial assurance where the sinking fund method is not permitted by the Final
Rule:

o   Prepayment of a prescribed amount,
o   Parent company guarantee,
o Purchase of insurance or a surety instrument (e.g., line of credit or letter of credit),
o   Contractual transfer of the obligation to customers,
o Other mechanisms, as determined by the NRC upon review of the specific circumstances, that provide equivalent financial assurance.

   Virginia Power is assessing the extent to which it will be required to use alternative methods of financial assurance under the Final Rule and believes that the sinking fund method will continue to be available for most of its decommissioning obligation.

 Recently Issued Accounting Standards

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   SFAS No. 133 is effective for the Company beginning in 2000; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods.

   The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of, or method of, adoption. However, adoption of the statement could increase volatility in earnings and other comprehensive income.

Year 2000 Compliance

   Virginia Power is preparing its computer systems and computer-driven equipment and devices for the year 2000. Virtually every computer operation could be affected in some way by the rollover of the two-digit year value from 99 to 00. Systems or devices that use computer chips that do not properly recognize date-sensitive information when the year changes to 2000 could generate erroneous data or fail.

   If not properly addressed, the year 2000 problem could result in computer and other equipment failures both within the Company and at third parties with which the Company transacts business. Because of the extensive use of technology throughout our business and the businesses of our suppliers and customers, failures in any of these areas could impact our business.

     The Company's objective is to be year 2000 ready. "Year 2000 ready" means that critical systems, devices,

<PAGE 19>

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

applications and business relationships have been evaluated and are expected to be suitable for continued use into and beyond the year 2000.

   The Company has organized formal year 2000 project teams to identify, correct or reprogram and test its systems for year 2000 readiness. These teams are addressing all critical aspects of our business, including information systems, embedded systems and external relationships with business partners. Information systems encompass traditional information technology systems such as financial reporting, accounting and purchasing systems. Embedded systems primarily represent specialized computers used to control, monitor or assist the operations of equipment. External relationships include suppliers and other service providers. The teams are overseen by company officers who report regularly to the Board of Directors.

   Our year 2000 program involves completing four major phases: (1) inventorying of computer systems and embedded systems that could potentially be affected by the year 2000 problem; (2) screening to determine date sensitivity within the inventoried systems; (3) impact assessment and planning for remediation and contingencies; and (4) remediation and testing. We have completed the first two phases. Approximately 83% of our systems identified as critical to Company operations were year 2000 ready at September 30, 1998. We anticipate that 99% of such systems will be year 2000 ready in July 1999 with 100% completion scheduled for October 1999.

   In addition to these internal efforts, the Company is assessing the state of readiness of its major suppliers and service providers. We have implemented initiatives to prevent the future procurement of non-2000 compliant technology. We are also meeting with the non-utility power producers who supply us energy under power purchase contracts to share information about year 2000 readiness.

   Based on our efforts to date, we expect year 2000 costs to be within the range of $40 million to $50 million, of which $7.8 million has been expended to date. The range is primarily a function of our ongoing evaluation as to whether certain systems and equipment will be corrected or replaced, which is dependent on information being obtained and/or assessed from critical suppliers and other significant external sources. Maintenance and modification costs will be expensed as incurred, while the costs of new software and hardware will be capitalized and amortized over the asset's useful life. These costs do not include capital expenditures for major information systems that were initiated for normal business reasons without regard to year 2000 issues.

   Congress has directed the Department of Energy (DOE) to ascertain the readiness of all electric utilities for year 2000. DOE has in turn asked the North American Electric Reliability Council (NERC) to coordinate and monitor year 2000 activities in the electric industry. NERC is comprised of ten regional councils whose members represent the major bulk power suppliers of the electric industry. The Company is actively participating with other NERC members, including our local regional council, the Southeastern Electric Reliability Council (SERC). Of primary importance is the reliability of the transmission network for delivery of energy to customers. This reliability is achieved by participation of many utilities in the supply to, and control of, their individually owned portions of the network. The failure of an individual utility to manage successfully its transmission network could affect this reliability which could have a material adverse effect on the Company.

   Coordinated contingency planning efforts are underway at the Company, at SERC and at NERC to ensure continuity of operations into and beyond the year 2000. Contingency planning involves an ongoing evaluation of our internal efforts as well as the efforts of critical third parties to successfully address the year 2000 issue. As part of this process, the Company must consider and evaluate reasonably likely worst case scenarios and their impact on critical business

<PAGE 20>
                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

processes.

   Based on our preliminary evaluations, which include SERC and NERC efforts to date, reasonably likely worst case scenarios could include:

o minor variations in voltage or frequency with no significant effect on electric service;
o temporary loss of a portion of generation capacity, including possibly non-utility generators; however, such loss is not expected to be sufficient to adversely affect electric service;
o temporary loss of some telecommunications functionality and other services with no impact expected on electric service; and
o temporary loss of a small portion of commercial and industrial customer loads.

   The Company cannot estimate or predict the potential adverse consequences, if any, that could result from a third party's failure to effectively address the year 2000 issue but believes that any impact would be short-term in nature and would not have a material adverse impact on the Company's business or results of operations. The objective of the contingency planning process is to mitigate internal and external risks and assure a continuous and sustained delivery of electricity to all customers. Based on Company and industry analyses to date, we do not believe the reasonably likely worst case scenarios identified above will have a material adverse effect on the Company's business or results of operations. We plan to have all contingency plans identified and tested prior to year-end 1999.

   The descriptions herein of the elements of the Company's year 2000 effort are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Of necessity, this effort is based on estimates of assessment, remediation, testing and contingency planning activities and perceived problems not yet identified. There can be no assurance that actual results will not differ materially from expectations.

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

   The Company has determined a hypothetical loss by calculating a hypothetical fair value for each of the Company's contracts assuming a 10% unfavorable change in the market prices of the related commodity and comparing it to the

<PAGE 21>
                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



fair value of the contracts based on market prices at September 30, 1998. This hypothetical 10% change in commodity prices would have resulted in a hypothetical loss of approximately $7.3 million in the fair value of the Company's natural gas and electricity commodity contracts as of September 30, 1998.

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



                 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

   See Market Risk Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

<PAGE 22>
                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

      As previously reported, Doswell Limited Partnership filed suits against Virginia Power in the Circuit Court of the City of Richmond and the United States District Court for the Eastern District of Virginia alleging Virginia Power breached two power purchase agreements. These matters have been settled and the suits dismissed.

Item 5. Other Information

Regulation

Virginia
      See Future Issues-Competition under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for information on Virginia Power's filing concerning its retail access pilot program.

      On October 30, 1998, the Company and Virginia Power Services, Inc. (VPS) filed an Application for Approval of Affiliate Transactions with the Virginia Commission which, among other matters, notified the Commission of the addition of two of VPS's wholly-owned subsidiaries, Virginia Power Services Energy Corp., Inc. (VPSE) and Virginia Power Energy Marketing, Inc. (VPEM) to the Affiliate Services Agreement approved by the Commission in its Order Granting Approval, Case No. 970007 dated September 3, 1997. VPS is a wholly-owned subsidiary of the Company which was formed as a holding company to engage in certain unregulated businesses. Contemporaneously with the above filing, VPSE and VPEM each filed an Application for Approval of Affiliate Transactions seeking Commission approval of certain transfer and operating agreements to be entered into with the Company.

      If approved by the Commission, certain gas and oil inventories currently held by the Company will be transferred to VPSE together with certain contracts relating to the transportation and storage of such assets. In addition, VPSE will provide to the Company certain fuel support services, including procurement, storage, transportation and risk management services, in connection with the natural gas and oil inventory used by the Company to fuel its generation projects (the Fuel Services). VPEM will act as agent for VPSE in providing the Fuel Services to the Company and will provide similar services to third parties. Also, upon approval by the Commission, certain gas and oil inventories currently held by the Company will be transferred to VPEM together with certain contracts, including contracts governing the purchase, sale, transportation and storage of fuel and derivative transactions related thereto.

FERC
      Regarding the LG&E Westmoreland Southampton (Southampton) proceedings, in May 1998, FERC denied a rehearing, granted the clarification and accepted Southampton's 1992 rates subject to a refund to Virginia Power. In June 1998, Southampton and Virginia Power each filed separate requests for rehearing. On July 13, 1998, FERC granted both rehearing requests. On August 7, 1998, the parties reached a settlement in principle. On October 13, 1998, the final settlement was filed with FERC for its acceptance.

Rates

Virginia
      On August 7, 1998, the Virginia Commission approved the settlement of the consolidated proceeding before the Virginia Commission concerning the Company's 1995 Annual Informational Filing. See Note (e) to CONSOLIDATED FINANCIAL STATEMENTS.

<PAGE 23>
                       VIRGINIA ELECTRIC AND POWER COMPANY
                           PART II - OTHER INFORMATION
                                   (Continued)

      On September 11, 1998, Virginia Power filed its application with the Virginia Commission to modify its cogeneration and small power production rates under Schedule 19. A hearing is scheduled for December 16, 1998.

      On October 19, 1998, Virginia Power filed an application with the Virginia Commission for an increase of $55 million in fuel rates to be effective December 1, 1998. A hearing is scheduled for November 30, 1998.

FERC
      In reference to the Standards of Conduct filed in compliance with FERC's Order No. 889-A, on September 29, 1998, FERC accepted Virginia Power's revised Standards of Conduct subject to minor modifications, which were agreed to by Virginia Power.

Future Sources of Power

      On August 11, 1998, Virginia Power filed an application with the Virginia Commission for a Certificate of Public Convenience and Necessity to install five gas-fired turbine generator units. On October 21, 1998, Virginia Power filed for approval of another gas-fired turbine generator unit in addition to the five proposed in August. Four units would be built in Fauquier County for commercial operation beginning midyear 2000 and the remaining two units would be built in Caroline County for commercial operation beginning midyear 2001.

      The Commission Staff has filed a Motion seeking a ruling as to whether the Rules Governing the Use of Bidding Programs to Purchase Electricity from Other Power Suppliers were applicable to Virginia Power's filings. On October 20, 1998, the Commission issued an Order setting a hearing for January 5, 1999 to decide if the Bidding Rules are applicable and, if so, whether Virginia Power should be granted an exemption from them.





Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

27     -- Financial Data Schedule (filed herewith).


(b) Reports on Form 8-K;

      The Company filed a Current Report on Form 8-K dated August 10, 1998, reporting a final settlement of the consolidated rate proceeding before the Virginia Commission concerning the Company's transition to electric competition.



<PAGE 24>

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       VIRGINIA ELECTRIC AND POWER COMPANY
                                   Registrant





November 10, 1998
                                 /S/ J. A. SHAW
                              -----------------------------
                                   J. A. SHAW
                            Senior Vice President and
                             Chief Financial Officer