Form 10-Q
period 1999-03-31
VIRGINIA ELECTRIC & POWER CO
filed 1999-05-13
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
                                 --------------

(MARK ONE)
     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   -----
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

   At April 30, 1999, 171,484 shares of common stock, without par value, of the registrant were outstanding.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                                      INDEX
                                                                      Page
                                                                     Number
                          PART I. Financial Information

Item 1.    Consolidated Financial Statements                            3
              Consolidated Statements of Income -
                 Three Months Ended March 31, 1999
                 and 1998

              Consolidated Balance Sheets -                           4-5
                 March 31, 1999 and December 31, 1998

              Consolidated Statements of Cash Flows -                   6
                 Three Months Ended March 31, 1999
                 and 1998

              Notes to Consolidated Financial Statements             7-11


Item 2.    Management's Discussion and Analysis of                  12-17
              Financial Condition and Results of
              Operations

Item 3.    Quantitative and Qualitative Disclosures About              18
              Market Risk


                           PART II. Other Information


Item 4.    Submission of Matters to a Vote of Security Holders.        19


Item 5.    Other Information                                        19-20

              Company Restructuring

              Competition

              Future Sources of Power

Item 6.    Exhibits and Reports on Form 8-K                            20

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                       1999                1998
                                                     ---------         ---------
                                                             (Millions)
Revenues:
  Electric service                                   $1,044.8          $1,018.7
  Other                                                  43.6              32.1
                                                     --------          --------
      Total                                           1,088.4           1,050.8
                                                     --------          --------
Expenses:
  Fuel, net                                             218.1             226.1
  Purchased power capacity, net                         209.9             180.8
  Operations and maintenance                            202.2             192.1
  Depreciation and amortization                         132.7             139.9
  Amortization of terminated
      construction project costs                          7.7               8.6
  Taxes other than income                                72.3              69.6
                                                     --------          --------
      Total                                             842.9             817.1
                                                     --------          --------
Income from operations                                  245.5             233.7
Other income                                              9.3                .5
                                                     --------          --------
Income before interest and income taxes                 254.8             234.2
                                                     --------          --------
Interest and related charges:
  Interest expense, net                                  72.2              75.3
  Distributions - Preferred
      securities of subsidiary trust                      2.7               2.7
                                                     --------          --------
      Total                                              74.9              78.0
                                                     --------          --------
Income before income taxes                              179.9             156.2
Income taxes                                             65.5              57.6
                                                     --------          --------
Income before extraordinary item                        114.4              98.6
Extraordinary item (net of income taxes
  of $197.1)                                           (254.8)
                                                     --------          ---------
Net (loss) income                                      (140.4)             98.6
Preferred dividends                                       8.7               8.9
                                                     --------          ---------
Balance available for Common Stock                   $ (149.1)            $89.7
                                                     ========          =========


The Company had no other comprehensive income reportable in accordance with SFAS 130, REPORTING COMPREHENSIVE INCOME.

The accompanying notes are an integral part of the consolidated financial statements.

PAGE 4
                       VIRGINIA ELECTRIC AND POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (UNAUDITED)


                                                             March 31,       December 31,
                                                               1999             1998*
                                                             ---------       -----------
                                                                     (Millions)
CURRENT ASSETS:
  Cash and cash equivalents                                 $    67.0         $    49.6
    Accounts receivable:
      Customer accounts receivable, net                         663.0             777.8
      Other                                                      57.9              76.2
  Materials and supplies:
      Plant and general                                         144.8             142.0
      Fossil fuel                                                97.0              95.0
  Commodity contract assets                                     162.8             179.8
  Other                                                         194.6             149.9
                                                            ---------         ---------
      Total current assets                                    1,387.1           1,470.3
INVESTMENTS:
  Nuclear decommissioning trust funds                           743.1             705.1
  Other                                                          46.5              45.6
                                                            ---------         ---------
      Total investments                                         789.6             750.7
DEFERRED DEBITS AND OTHER ASSETS:
  Regulatory assets                                             209.9             620.0
  Unamortized debt issuance costs                                27.9              28.5
  Commodity contract assets                                      15.3              17.5
  Other                                                          19.6              16.0
                                                            ---------         ---------
       Total deferred debits and other assets                   272.7             682.0
                                                            ---------         ---------
PROPERTY,  PLANT AND EQUIPMENT:
  Generation and other (includes $251.3 plant
      under construction in 1999 and
      $214.5 in 1998)                                         8,475.3           8,383.0
  Transmission and distribution (includes
      $252.1 plant under construction in 1999
      and $234.8 in 1998)                                     6,793.4           6,824.6
                                                            ---------         ---------
                                                             15,268.7          15,207.6
  Less accumulated depreciation                               6,410.8           6,278.8
                                                            ---------         ---------
                                                              8,857.9           8,928.8
  Nuclear fuel, net                                             149.9             153.1
                                                            ---------         ---------
     Net property, plant and equipment                        9,007.8           9,081.9
                                                            ---------         ---------
Total assets                                                $11,457.2         $11,984.9
                                                            =========         =========


The accompanying notes are an integral part of the consolidated financial statements.
* The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

                       VIRGINIA ELECTRIC AND POWER COMPANY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                             March 31,       December 31,
                                                               1999             1998*
                                                            ----------       -----------
                                                                     (Millions)
CURRENT LIABILITIES:
  Securities due within one year                            $   298.0         $   321.0
  Short-term debt                                               232.1             221.7
  Accounts payable, trade                                       463.7             566.5
  Payrolls accrued                                               53.5              79.0
  Interest accrued                                               83.0              93.8
  Taxes accrued                                                 175.3              48.1
  Commodity contract liabilities                                232.6             265.8
  Other                                                         161.2             178.7
                                                            ---------         ---------
      Total current liabilities                               1,699.4           1,774.6
                                                            ---------         ---------
LONG-TERM DEBT                                                3,448.0           3,464.7
                                                            ---------         ---------
DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes                           1,432.8           1,563.6
  Deferred investment tax credits                               159.2             221.4
  Commodity contract liabilities                                 12.5              11.4
  Other                                                         196.1             192.5
                                                            ---------         ---------
      Total deferred credits and other liabilities            1,800.6           1,988.9
                                                            ---------         ---------

COMMITMENTS AND CONTINGENCIES (See Note (c))

COMPANY OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES OF SUBSIDIARY TRUST**                    135.0             135.0
                                                            ---------         ---------

PREFERRED STOCK:
  Preferred stock subject to mandatory redemption               180.0             180.0
                                                            ---------         ---------
  Preferred stock not subject to mandatory redemption           509.0             509.0
                                                            ---------         ---------

COMMON STOCKHOLDER'S EQUITY:
  Common Stock                                                2,737.4           2,737.4
    Other paid-in capital                                        16.9              16.9
  Earnings reinvested in business                               930.9           1,178.4
                                                            ---------         ---------
      Total common stockholder's equity                       3,685.2           3,932.7
                                                            ---------         ---------

Total liabilities and stockholders' equity                  $11,457.2         $11,984.9
                                                            =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

* The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.
** As described in Note (d) to CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                           1999       1998
                                                         ---------  ---------
                                                              (Millions)
Cash flow from (to) operating activities:
  Net (loss) income                                       $ (140.4) $   98.6
  Adjustments to reconcile net income to net
      cash provided by operating activities:
  Depreciation and amortization                              161.6     168.4
  Deferred income taxes                                       13.0       5.5
    Deferred investment tax credits, net                      (4.2)     (4.2)
  Deferred fuel expenses                                      (7.0)     13.1
  Extraordinary item, net of income taxes                    254.8
  Changes in:
      Accounts receivable                                    133.1      91.0
    Materials and supplies                                    (4.8)      7.6
    Accounts payable, trade                                 (102.8)    (18.9)
      Accrued expenses                                        12.7      60.8
      Commodity contract assets and liabilities              (12.9)      7.2
  Other                                                       17.0      (3.7)
                                                          --------  --------
Net cash flow from operating activities                      320.1     425.4
                                                          --------  --------
Cash flow from (to) financing activities:
  Issuance (repayment) of short-term debt                     10.4    (146.3)
  Repayment of long-term debt                                (40.0)
  Common Stock dividend payments                             (98.5)    (99.7)
  Preferred stock dividend payments                           (8.7)     (8.8)
  Distribution-preferred securities of subsidiary trust       (2.7)     (2.7)
  Other                                                        (.1)      2.4
                                                          --------  --------
Net cash flow to financing activities                       (139.6)   (255.1)
                                                          --------  --------
Cash flow from (to) investing activities:
  Plant expenditures (excluding AFC-other funds)            (137.1)    (83.7)
  Nuclear fuel (excluding AFC-other funds)                   (18.0)    (20.8)
  Nuclear decommissioning contributions                       (7.8)    (21.6)
  Other                                                       (0.2)      3.1
                                                          --------  --------
Net cash flow to investing activities                       (163.1)   (123.0)
                                                          --------  --------
Increase in cash and cash equivalents                         17.4      47.3
Cash and cash equivalents at beginning of period              49.6      36.0
                                                          --------  --------
Cash and cash equivalents at end of period                $   67.0  $   83.3
                                                          ========  ========

Cash paid during the period for:
Interest (reduced for the net cost of
    borrowed funds capitalized as AFC)                    $   83.7  $   84.7
Income taxes                                                   1.8       5.3

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

    In the opinion of the management of Virginia Power, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three-month periods ended March 31, 1999 and 1998, and the cash flows for the three-month periods ended March 31, 1999 and 1998. Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

    These financial statements should be read in conjunction with the financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    As discussed in the Company's Form 8-K, filed March 29, 1999, the Company discontinued the application of Statement of Financial Accounting Standards No. 71 (SFAS No. 71), ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION, to its generation operations upon enactment of deregulation legislation. The effect thereof was an after-tax charge of $254.8 million. See note (b) for further discussion.

(b)     Extraordinary Item--Discontinuance of SFAS No. 71

    In 1998, the Company negotiated a settlement with the Virginia State Corporation Commission (Virginia Commission) that resolved then outstanding rate proceedings. As part of the settlement, the Company agreed to a one-time rate refund paid to customers in 1998 and a two-phased rate reduction and base rate freeze through February 2002.

PAGE 8
                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

    On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. The major elements of the bill included:

| | Phase-in of retail customer choice beginning in 2002 with full retail customer choice by 2004; the schedule is to be determined by the Virginia Commission, which has the authority to accelerate or delay implementation under certain conditions; however, the phase-in of retail customer choice may not be delayed beyond January 1, 2005;

| | No mandatory divestiture of generating assets;

| | Deregulation of generation in 2002;

| | Capped base rates from January 1, 2001 to July 1, 2007;

| | Recovery of net stranded costs through capped rates or a wires charge paid by those customers opting, while capped rates are in effect, to purchase energy from a competitive supplier;

| | Cost-based recovery of fuel expenses until July 2007;

| | Consumer protection safeguards;

| | Establishment of default service beginning January 1, 2004; and

| | Creation of a Legislative Transition Task Force to oversee the implementation of the statute.

Under this legislation, the Company's base rates will remain unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates. In addition, under companion legislation enacted by Virginia in 1999, providers of electric service will be subject to corporate income taxes in lieu of gross receipts taxes effective in 2001.

    As discussed in the Company's annual report filed on Form 10-K for the year ended December 31, 1998, the Company's financial statements reflect regulatory assets and liabilities under cost-based rate regulation in accordance with SFAS No. 71. Rate-regulated companies are required to write off regulatory assets against current earnings whenever changes in facts and circumstances result in those assets no longer satisfying criteria for recognition as defined by SFAS No. 71. The legislation's deregulation of generation is an event that requires discontinuation of SFAS No. 71 for the Company's generation operations in the first quarter of 1999. The Company's transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, fuel continues to be subject to deferral accounting.

    In order to measure the amount of regulatory assets to be written off, the Company evaluated to what extent recovery of regulatory assets would be provided through the capped rates during the transition period. Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity Issues Related to the Application of FASB Statements No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION, and No. 101, REGULATED ENTERPRISES - ACCOUNTING FOR THE DISCONTINUANCE OF APPLICATION OF FASB STATEMENT NO. 71" (EITF Issue 97-4), provides guidance about writing off regulatory assets when SFAS No. 71 is discontinued for only a portion of a utility's operations. The provisions of the Virginia legislation provide an opportunity to recover generation-related costs, including certain regulatory assets, through capped rates prior to July 2007. Under EITF Issue 97-4 such generation-related regulatory assets will continue to be recognized until they are recovered through capped rates. Generation-related assets and liabilities that will not be recovered through the capped rates were written off in the first quarter of 1999, resulting in an after-tax charge to earnings of $254.8 million. The Company's regulatory assets as of March 31, 1999, and December 31, 1998, follow:

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                                    March 31,       December 31,
                                                      1999              1998
     Income taxes recoverable through
        future rates                                $  57.0           $ 438.8
     Cost of decommissioning DOE uranium
        enrichment facilities                          61.6              61.8
     Deferred losses on reacquired debt                18.8              31.2
     Nuclear design basis documentation cost            7.6              20.9
     North Anna Unit 3 project termination costs                          9.8
     Deferred fuel                                     34.7              27.7
     Other                                             30.2              29.8
                                                    -------           -------
                   Total                            $ 209.9           $ 620.0
                                                    =======           =======

    In addition to the write-off of generation-related net regulatory assets discussed above, the $254.8 million charge included approximately $18 million, after-tax, of other generation-related assets. Pursuant to EITF Issue 97-4, a corresponding regulatory asset of $23 million, representing the amount expected to be recovered during the transition period related to these assets, was established. The extraordinary item also included the write-off of approximately $38 million, after-tax, of deferred investment tax credits.

    Also, as discussed in the Company's 1998 Form 10-K, the events or changes in circumstances that cause discontinuance of SFAS No. 71, and write-off of regulatory assets, also require a review of utility plant assets and long-term power purchase contracts for possible impairment. This review is based on estimates of possible future market prices, load growth, competition and many other assumptions. The Company evaluated its generation assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. These evaluations included the effects of nuclear decommissioning and other currently identified environmental expenditures. Based on these analyses which are highly dependent on the underlying assumptions, no plant write-downs are appropriate at this time.

    The Company reviewed its long-term power purchase commitments for potential loss in accordance with SFAS No. 5, ACCOUNTING FOR CONTINGENCIES, and Accounting Research Bulletin No. 43, Chapter 4, INVENTORY PRICING. Based on projections of possible future market prices for wholesale electricity, the results of the analyses of the Company's long-term power purchase contracts indicated no loss recognition is appropriate at this time. Other projections of possible future market prices indicated a possible loss of $500 million. In the absence of capped rates as provided by the legislation, the potential exposure related to the Company's power purchase contracts would be approximately $3.2 billion.

    Significant estimates were required in recording the effect of the deregulation legislation, including the resulting impact on the fair value determination of generating facilities and estimated purchases under long-term power purchase contracts. Such projections were based on estimated generation and estimated future market prices for generation and are subject to future re-evaluation.

    The Company remains subject to numerous risks including, among others, exposure to long-term power purchase commitment losses, environmental contingencies, changes in tax laws, decommissioning costs, inflation, increased capital costs, and recovery of certain other items. Management believes the stable rates that are provided until July 2007 by the legislation present a reasonable opportunity to recover a substantial portion of the Company's potentially stranded costs as more fully described in our 1998 Form 10-K in Competition--Exposure to Potentially Stranded Costs, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

 (c)  Contingencies

    NUCLEAR INSURANCE

    The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $9.7 billion for a single nuclear incident. The Company is a member of certain insurance programs that provide coverage for property damage to members' nuclear generating plants, replacement power and liability in the event of a nuclear incident. The Company may be subject to retrospective premiums in the event of major incidents at nuclear units owned by covered utilities (including the Company). For additional information, see Note C to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

    The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At March 31, 1999, any pending or possible claims were not recognized as an asset or offset against such obligations of the Company.

    For additional information regarding Contingencies, see Note Q to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

 (d) Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

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

 (e)  Preferred Stock

    As of March 31, 1999, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are 10,000,000 authorized shares of the Company's preferred stock.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

 (f)  Recently Issued Accounting Standard

    In 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, ACCOUNTING FOR CONTRACTS INVOLVED IN ENERGY TRADING AND RISK MANAGEMENT ACTIVITIES (EITF Issue 98-10). EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet with the changes in fair value included in earnings and was effective January 1, 1999. The Company manages a portfolio of energy contracts which have been recorded at fair value on the balance sheet with the changes in fair value included in earnings as required by EITF 98-10. Therefore, the effect of the initial application of EITF Issue 98-10 at January 1, 1999, was not material to the Company's financial statements.

 (g)  Business Segments

   Virginia Power's principal business is its public utility business which serves Virginia and northeastern North Carolina and is reported as Utility Operations. The All Other category includes the Company's wholesale power group's trading and marketing activities, its telecommunications subsidiary, its nuclear consulting services subsidiary and its energy services activities. Management's review of the Company's operations focuses on earnings before interest and income taxes. The Company purchases and sells power in regions outside of its traditional service territory, including marketing available generating capacity not required to serve native load customers. It also markets natural gas. Revenues from wholesale power trading activities include realized commodity contract revenues, net of related cost of sales, settlement of futures contracts, amortization of option premiums and unrealized gains and losses resulting from marking to market those commodity contracts not yet settled.

                                            Utility        All      Consolidated
    Description                           Operations      Other         Total
--------------------------------------------------------------------------------
                                                 (Millions)
THREE MONTHS ENDED MARCH 31, 1999
    Revenues                                $ 1,061.0      $ 27.4      $ 1,088.4
    Depreciation and amortization               132.5          .2          132.7
    Earnings before interest and taxes          238.0        16.8          254.8
    Total assets                             10,968.7       488.5       11,457.2
    Capital expenditures                        154.9          .2          155.1
THREE MONTHS ENDED MARCH 31, 1998
    Revenues                                $ 1,051.3     $   (.5)     $ 1,050.8
    Depreciation and amortization               139.7          .2          139.9
    Earnings before interest and taxes          247.5       (13.3)         234.2
    Total assets-DECEMBER 31, 1998           11,174.3       810.6       11,984.9
    Capital expenditures                         99.0         5.5          104.5

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

    The business and financial condition of Virginia Power are influenced by a number of factors including political and economic risks, market demand for energy, inflation, capital market conditions, governmental policies, legislative and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the Environmental Protection Agency, the Department of Energy, the Nuclear Regulatory Commission, the Virginia Commission and the North Carolina Utilities Commission), industry and rate structure and legal and administrative proceedings. Some other important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, present or prospective wholesale and retail competition, competition for new energy development opportunities, pricing and transportation of commodities, operation of nuclear power facilities, acquisition and disposition of assets and facilities, recovery of the cost of purchased power, nuclear decommissioning costs, the ability of the Company, its suppliers, and its customers to successfully address Year 2000 compliance issues, exposure to changes in the fair value of commodity contracts, counter-party credit risk and unanticipated changes in operating expenses and capital expenditures. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Virginia Power. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on Virginia Power.

    Any forward-looking statement speaks only as of the date on which such statement is made, and Virginia Power undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

LIQUIDITY AND CAPITAL RESOURCES

    OPERATING ACTIVITIES resulted in $105.3 million decreased cash flow for the three-month period ended March 31, 1999 as compared to the same period in 1998. This decrease was primarily attributable to the timing of certain payments related to normal operations and an increase in fuel expenses for which recovery was not received in the first quarter. Internal generation of cash exceeded the Company's capital requirements during the first quarters of 1999 and 1998.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

    FINANCING ACTIVITIES for the first three months of 1999 resulted in a net cash outflow of $139.6 million.

    Cash flow from (to) financing activities was as follows:

                                                                Three Months Ended
                                                                    March 31,
                                                             1999                1998
                                                           --------          ------------
                                                                   (Millions)

     Issuance (repayment) of short-term debt               $  10.4               $(146.3)
     Repayment of long-term debt and preferred stock         (40.0)
     Payment of dividends                                   (107.2)               (108.5)
     Other                                                    (2.8)                  (.3)
                                                           --------              --------
        Total                                              $(139.6)              $(255.1)
                                                           ========              ========
=========================================================================================


    On April 13, 1999, we filed a $400 million medium-term note shelf registration statement with the Securities and Exchange Commission. The registration statement became effective on April 30, 1999. The remaining principal amount of debt that can be issued from the currently effective medium-term note shelf is only $20 million. We also have $625 million of debt capacity under two other shelf registration statements. An additional capital resource of $100 million in preferred stock also is registered with the Securities and Exchange Commission.

    The Company has a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $232.1 million at March 31, 1999.

    INVESTING ACTIVITIES for the first three months of 1999 resulted in a net cash outflow of $163.1 million primarily due to $137.1 million of construction expenditures, $18.0 million of nuclear fuel expenditures and $7.8 million of contributions to nuclear decommissioning trusts. Of the construction expenditures, the Company spent approximately $70.6 million on transmission and distribution projects, $56.4 million on production projects and $9.7 million on general support facilities.

    Cash flow from (to) investing activities was as follows:

                                                                  Three Months Ended
                                                                       March 31,
                                                                1999                1998
                                                              --------          ----------
                                                                      (Millions)
        Plant expenditures (excluding AFC-other funds)        $(137.1)             $ (83.7)
        Nuclear fuel (excluding AFC-other funds)                (18.0)               (20.8)
        Nuclear decommissioning contributions                    (7.8)               (21.6)
        Other                                                     (.2)                 3.1
                                                              -------               ------
           Net cash flow to investing activities              $(163.1)             $(123.0)
                                                              =======               =======

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

    REVENUE for the three months ended March 31, 1999 varied from the same period in the prior year primarily due to the following:

                                                                        Change
                                                                      (Millions)
        Revenue - Electric Service
         Customer growth                                               $ 16.7
         Weather                                                         27.8
         Base rate variance                                             (28.1)
         Fuel rate variance                                              (9.5)
         Other retail, net                                                 .5
                                                                       ------
             Total retail                                                 7.4
             Other electric service                                      18.7
                                                                       ------
             Total electric service                                      26.1
                                                                       ------
        Revenue - Other                                                  11.5
                                                                       ------
             Total revenue                                             $ 37.6
                                                                       ======


    ELECTRIC SERVICE REVENUE consists of sales to retail customers in our service territory at rates authorized by the Virginia and North Carolina Commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The primary factors affecting this revenue in the first three months of 1999 were customer growth, weather and changes in rates.

    Customer growth - There were 41,565 new customer connections in the twelve months ended March 31, 1999. These additional customers increased our revenue by $16.7 million in the first quarter of 1999 compared to the same period in 1998.

    Weather - The cooler weather in the first quarter of 1999, as compared to 1998, caused customers to use more electricity for heating, which increased retail revenue by $27.8 million from the previous year. Heating degree days were as follows:


                                    1999               1998           NORMAL
    Heating degree days            1,933              1,739           2,105

    Percentage change               11.2%              (6.3)%
    compared to prior year


    Base rates -- In 1998, as part of the settlement to resolve outstanding rate proceedings, the Company agreed to a two-phased rate reduction, $100 million effective March 1, 1998 and an additional $50 million effective March 1, 1999, with a base rate freeze through February 2002. The 1999 deregulation legislation extended this base rate freeze until July 1, 2007.

    Fuel rates - The decrease in fuel rate revenue is attributable to lower fuel rates in effect during the first quarter of 1999, as compared to the same period in 1998.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

    OTHER REVENUE includes sales of electricity beyond our service territory, natural gas, nuclear consulting services, energy management services and other revenue. The growth in power marketing and natural gas revenue for the three-month period ended March 31, 1999, as compared to the same period in 1998, is primarily due to favorable changes in commodity prices and higher margins in 1999.

    FUEL, NET decreased as compared to the first quarter of 1998 due to increased deferral of fuel expenses as a result of higher fuel costs from changes in the Company's generation mix and lower fuel rates in 1999.

    PURCHASED POWER CAPACITY, NET increased as compared to the first quarter of 1998, primarily due to increased expenses associated with the restructuring of certain contracts and the discontinuance of deferral accounting for such expenses. This accounting change resulted from the 1998 rate settlement with the Virginia Commission.

    OPERATIONS AND MAINTENANCE increased for the three-month period ended March 31, 1999, as compared to the same period in 1998, as a result of increased costs for significant storm damage in early January.

    EXTRAORDINARY ITEM--DISCONTINUANCE OF SFAS NO. 71

    On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. See Extraordinary Item--Discontinuance of SFAS No. 71, Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

    Under this legislation, our base rates remain unchanged until July 2007. The legislation's deregulation of generation is an event that requires discontinuation of SFAS No. 71 for our generation operations although recovery of generation-related costs continues to be provided through the capped rates and the wires charge assessed to those customers opting for alternate suppliers. Our transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, cost-based recovery of fuel expenses continues until July 2007.

    Under EITF Issue 97-4 generation-related assets and liabilities that will not be recovered through the capped rates were written off in March 1999, resulting in an after-tax charge to earnings of $254.8 million.


CONTINGENCIES

    For information on contingencies, see Note (c) to CONSOLIDATED FINANCIAL STATEMENTS.

FUTURE ISSUES

COMPETITION
    On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia which will provide for customer choice beginning in 2002. Under this legislation, our base rates will remain unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates and the wires charge assessed to those customers opting for alternate suppliers. In the absence of the capped rates, we would be exposed, on a pre-tax basis, to approximately $3.2 billion of potential losses related to long-term power purchase commitments and an additional $0.5 billion of potential losses in generation-related regulatory assets.

    The legislation's deregulation of generation is an event that requires discontinuation of SFAS No. 71 for our generation operations. Our transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, cost-based recovery of fuel expenses continues until July 2007.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

    We are subject to a base rate freeze at reduced revenue levels until July 2007. In addition, we remain subject to numerous risks including, among others, exposure to long-term power purchase commitment losses, environmental contingencies, changes in tax laws, decommissioning costs, inflation, increased capital costs, and recovery of certain other items. We believe the stable rates that are provided until July 2007 by the legislation present a reasonable opportunity to recover a substantial portion of our potentially stranded costs as more fully described in our 1998 Form 10-K. See Competition--Exposure to Potentially Stranded Costs, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

    For additional information, see Extraordinary Item--Discontinuance of SFAS No. 71, Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

YEAR 2000 COMPLIANCE

    Approximately 96% of our systems identified as critical to our operations were year 2000 ready on March 31, 1999. We anticipate that 99% of such systems will be year 2000 ready by July 1999 with 100% completion prior to January 1, 2000. We expect year 2000 costs to be within the range of $30 million to $40 million, of which $14.6 million has been expended as of March 31, 1999. Many of the expenses not yet incurred relate to pending equipment acceptance and payments, contingency planning, communications activities, and remediation validation that will be on-going throughout 1999. Additional expenditures for non-critical systems will be incurred this year and in the year 2000.

    In addition to our remediation programs directed at our critical information systems, embedded systems and external relationships, our year 2000 readiness efforts include evaluation of reasonably likely worst case scenarios and the development of contingency plans to address how we would respond to problems, should they occur. Our contingency planning efforts to support continuity of operations into and beyond the year 2000 are essentially complete. Minor updates and final reviews of our contingency plans will be completed during the second quarter of 1999. Year 2000 contingency plans will be refined and validated throughout the remainder of 1999.

    As part of our contingency planning process, we have considered and evaluated, and continue to evaluate, reasonably likely worst case scenarios and their impact on critical business processes. Based on our evaluations, such potential scenarios could include the following:

| | Minor  variations  in voltage or  frequency  with no  significant  effect on electric service;
| | Temporary loss of a portion of generation capacity, including possibly non-utility generators; however, such loss is not expected to be sufficient to adversely affect electric service;
| | Temporary  loss of some  telecommunications  functionality  and other
    services with no impact expected on electric service; and | | Temporary loss of a small portion of commercial and industrial customer loads due to customer year 2000 issues with no expected adverse impact on stability of electric service.

    When considering these scenarios or others, we first take into account that we, and the entire electric power industry, already have extensive contingency plans in place for many events such as extreme heat, storms, equipment failures, sudden loss of customer load or sudden loss of a generation unit. Year 2000 contingency planning is an extension of these existing plans. Our year 2000 contingency plans address the scenarios recommended in the NORTH AMERICAN ELECTRIC RELIABILITY COUNCIL YEAR 2000 CONTINGENCY PLANNING GUIDE, as well as additional company specific scenarios. For example, one contingency plan prescribes that in the event voice communications fail, satellite phones will be used to provide operational information to our operations center and to other utilities.

    Our contingency planning efforts also include developing precautionary measures. Precautionary measures are intended to place us in a position to mitigate the impact of year 2000 related problems, in the unlikely event problems occur. Examples of precautionary measures include planned additional staffing in key operational positions to facilitate quick responses to unusual situations, and having extra supplies or fuel on hand to minimize the impact if we experience interrupted access to key supplies.

    In addition, we are actively participating in industry contingency planning efforts at the regional and national level. We expect to submit our finalized contingency plans to the North American Electric Reliability Council in June 1999. We successfully participated in the first nationwide drill by electric utilities on April 9, 1999, coordinated by the North American Electric Reliability Council. The exercise simulated the partial failure of some primary voice and data communications to demonstrate the ability of electric utilities to communicate operating information using backup systems. No actual communication systems or generating units were shut down during the exercise. Service to our customers was not affected. We will participate in the second nationwide drill on September 8-9, 1999.

    For additional information, see Year 2000 Compliance, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1998 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARD

    Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, (SFAS No. 133) is effective for the Company beginning in 2000. SFAS No. 133 requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

    The FASB-sponsored Derivatives Implementation Group that is addressing implementation issues related to SFAS No. 133 has tentatively concluded that certain long-term power purchase contracts may be considered derivatives under SFAS No. 133. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing of, or method of, adoption.

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

    One of the techniques commonly used to measure risk in a commodity trading portfolio is sensitivity analysis, which determines a hypothetical change in the fair value of the portfolio which would result from an assumed changes in the market prices of the related commodities. The fair value of the portfolio is a function of the underlying commodity, contract prices and market prices represented by each derivative commodity contract. For exchange-for-physical contracts, basis swaps, fixed price forward contracts and options which require physical delivery of the underlying commodity, market value reflects our best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Exchange-traded futures and options are marked to market based on closing exchange prices.

    We have determined a hypothetical loss by calculating a hypothetical fair value for each contract assuming a 10 percent unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at March 31, 1999 and December 31, 1998. This hypothetical 10 percent change in commodity prices would have resulted in a hypothetical loss of approximately $7.2 million and $13.5 million in the fair value of our commodity contracts as of March 31, 1999 and December 31, 1998, respectively.

    The sensitivity analysis does not include the price risks associated with utility operations and utility fuel requirements, since these costs are generally provided for through our capped rates, nor does it include risks that are either non-financial or non-quantifiable. In addition, provisions are made in the financial statements to address credit risk.

EQUITY PRICE RISK AND INTEREST RATE RISK

    Virginia Power is exposed to fluctuations in interest rates related to debt securities and prices of marketable equity securities held in its Nuclear Decommissioning Trusts. In addition, the Company is exposed to interest rate risk through its use of fixed rate and variable rate debt and preferred securities as sources of capital. For additional information, see Market Risk Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK



See Market Risk Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PAGE 19
                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
By consent in lieu of an Annual Meeting, Dominion Resources, Inc., the sole holder of all the voting Common Stock of the Company on April 16, 1999;

a) approved amendments to the Company's Articles of Incorporation, eliminating staggered three-year terms for the Board of Directors and reinstating the annual election of the Board of Directors.

b) elected the following persons to serve as Directors of the Company:

Thomas N. Chewning        Thomas F. Farrell, II           David L. Heavenridge
James P. O'Hanlon         Robert E. Rigsby                Edgar M. Roach, Jr.
William G. Thomas

Incumbent Directors, Thos. E. Capps and Jean E. Clary will continue on the Board with terms expiring in the year 2000.

Item 5. Other Information

COMPANY RESTRUCTURING

        In conjunction with the reorganization announced in April, 1999, by the Company's parent, Dominion Resources, Inc., Virginia Power functionally separated its operations, effective May 1,with the following areas of focus:

        o regulated and unregulated power generation/off-systems transactions;
          and
        o bulk power delivery and distribution.

        By 2002, when deregulation of generation is anticipated in Virginia, the Company plans to conduct all of its power generation/off-systems businesses through a new subsidiary of Dominion Resources, Inc. (Dominion Generation, Inc.) which will also hold generation assets of Dominion Energy, Inc., a subsidiary of Dominion Resources, Inc. However, none of the Company's generating assets are expected to be transferred from Virginia Power, nor is it anticipated that these assets will be operated by any entity other than Virginia Power until deregulation. During the transition period, both Virginia Power and Dominion Energy may use the name Dominion Generation to refer to their generation activities.

        Effective May 1, 1999, Norman Askew retired as Chief Executive Officer of the Company. Thomas F. Farrell II became Chief Executive Officer of the Company's generation business and Edgar M. Roach, Jr. became Chief Executive Officer of the Company's bulk power delivery and distribution business.

COMPETITION

        For a discussion on Virginia legislation requiring retail competition beginning in 2002 see Note (b) to CONSOLIDATED FINANCIAL STATEMENTS and Future Issues-COMPETITION under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A).

FUTURE SOURCES OF POWER

        We have requested approval from the Virginia Commission to construct four gas-fired turbine generators in Virginia. At a January 1999 hearing the Virginia Commission determined that the Rules Governing the Use of Bidding Programs to Purchase Electricity from Other Power Suppliers apply to this proposed transaction. The Virginia Commission ordered Virginia Power to issue a Request for Proposals (RFP) and also ordered the Virginia Commission Staff to review the solicitation process and set an expedited schedule requiring bidders to submit responses no later than March 26, 1999. After a review of the bids, the Virginia Commission Staff issued a report to the Virginia Commission with its recommendations and the Virginia Commission issued another Order allowing bidders under the RFP to file a response to the report. We are currently awaiting action by the Virginia Commission. We have obtained the applicable zoning permits for the construction of the generators and have applied for other required environmental permits.


                       VIRGINIA ELECTRIC AND POWER COMPANY
                           PART II - OTHER INFORMATION
                                   (CONTINUED)





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1 Restated Articles of Incorporation, as amended and restated, effective May 6, 1999 (filed herewith).

3.2     Bylaws, as amended and effective May 1, 1999 (filed herewith).

27      Financial Data Schedule (filed herewith).


(b) Reports on Form 8-K;

        The Company filed a Current Report on Form 8-K, dated March 29, 1999, reporting that the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       VIRGINIA ELECTRIC AND POWER COMPANY
                                   Registrant





May 13, 1999
                                       /S/J.A. Shaw
                            ---------------------------------
                                         J. A. SHAW
                                   Senior Vice President
                           Chief Financial Officer and Treasurer