Form 10-Q
period 1999-06-30
VIRGINIA ELECTRIC & POWER CO
filed 1999-08-12
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             -------------------

                                  FORM 10-Q
                                 -----------

(MARK ONE)

          X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         --             SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

              ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM     TO

                          COMMISSION FILE NUMBER 1-2255


                       VIRGINIA ELECTRIC AND POWER COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                VIRGINIA                                  54-0418825
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)




      701 EAST CARY STREET                               23219-3932
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

 At July 31, 1999, 171,484 shares of common stock, without par value, of the registrant were outstanding.

                     VIRGINIA ELECTRIC AND POWER COMPANY

                                    INDEX
                                    -----
                                                                        Page
                                                                      Number
                                                                      ------
                          PART I. Financial Information
Item 1.
                     Consolidated Financial Statements
                         Consolidated Statements of Income -               3
                            Three Months and Six Months Ended
                            June 30, 1999 and 1998

                         Consolidated Balance Sheets -                   4-5
                            June 30, 1999 and December 31, 1998

                         Consolidated Statements of Cash Flows -           6
                            Six Months Ended June 30, 1999 and 1998

                         Notes to Consolidated Financial Statements     7-11

Item 2.              Management's Discussion and Analysis of           12-19
                       Financial Condition and Results of
                       Operations

Item 3.              Quantitative and Qualitative Disclosures About       20
                         Market Risk

                          PART II. Other Information

Item 1.              Legal Proceedings                                    21

Item 5.              Other Information                                    21

                         Regulation

                         Rates

                         Sources of Power

                         Future Sources of Power

Item 6.              Exhibits and Reports on Form 8-K                     22

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)





                                     Three Months Ended      Six Months Ended
                                             June 30,            June 30,
                                       1999      1998         1999      1998
                                       ----      ----         ----      ----
                                         (Millions)             (Millions)
Revenues:
    Electric service
                                    $  984.6  $  820.9    $ 2,029.5  $  1,839.6
    Other                              102.1      85.1        145.6       117.2
                                    --------  --------    ---------  ----------
      Total                          1,086.7     906.0      2,175.1     1,956.8
                                    --------  --------    ---------  ----------

Expenses:
  Fuel, net                            243.1     244.4        461.3       470.5
  Purchased power capacity, net        198.6     203.5        408.4       384.3
  Impairment of regulatory assets                158.6                    158.6
  Operations and maintenance           236.7     211.5        438.8       403.5
  Depreciation and amortization        133.4      96.4        266.1       236.5
  Amortization of terminated                       8.7          7.7        17.3
   construction project costs
  Taxes other than income               61.0      73.0        133.4       142.6
                                     -------  --------    ---------   ---------
      Total                            872.8     996.1      1,715.7     1,813.3
                                     -------  --------    ---------   ---------

Income (loss) from operations          213.9     (90.1)       459.4       143.5
Other income                             6.1       9.4         15.4         9.9
                                     -------   -------    ---------   ---------
Income (loss) before interest and
 income taxes                          220.0     (80.7)       474.8       153.4
                                     -------   -------    ---------   ---------
Interest and related charges:
  Interest expense, net                 67.4      84.0        139.6       159.2
  Distributions - Preferred
   securities of subsidiary trust        2.7       2.7          5.4         5.4
                                     -------   -------    ---------   ---------
      Total
                                        70.1      86.7        145.0       164.6
                                     -------   -------    ---------   ---------

Income (loss) before income taxes      149.9    (167.4)       329.8       (11.2)
Income tax expense (benefit)
                                        51.6     (47.3)       117.1        10.3
                                     -------    -------    ---------   ---------
Income (loss) before extraordinary
  item                                  98.3    (120.1)       212.7       (21.5)
Extraordinary item (net of income
  taxes of $197.1)                                           (254.8)
                                     -------    -------    ---------   ---------
Net income (loss)                       98.3    (120.1)       (42.1)      (21.5)
Preferred dividends
                                         8.8       8.9         17.5        17.8
                                     -------    -------    ---------   --------
Balance available for Common Stock  $   89.5  $ (129.0)    $  (59.6)   $  (39.3)
                                    ========  =========    =========   ========





The Company had no other comprehensive income reportable in accordance with SFAS No. 130, REPORTING COMPREHENSIVE INCOME.

The accompanying notes are an integral part of the consolidated financial statements.

PAGE 4
                       VIRGINIA ELECTRIC AND POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (UNAUDITED)


                                                       June 30,     December 31,
                                                         1999          1998*
                                                       -------      ------------
                                                            (Millions)
CURRENT ASSETS:
   Cash and cash equivalents                           $   31.5       $     49.6
   Accounts receivable:
        Customer accounts receivable, net                 894.1            777.8
        Other                                              71.0             76.2
   Materials and supplies:
        Plant and general                                 143.3            142.0
        Fossil fuel                                       103.3             95.0
   Commodity contract assets                              283.5            179.8
   Other                                                  201.9            149.9
                                                       --------        ---------
        Total current assets                            1,728.6          1,470.3
                                                       --------        ---------
INVESTMENTS:
   Nuclear decommissioning trust funds                    779.9            705.1
   Other                                                   49.6             45.6
                                                        -------         --------
        Total investments                                 829.5            750.7
                                                        -------         --------
DEFERRED DEBITS AND OTHER ASSETS:
   Regulatory assets                                      215.1            620.0
   Unamortized debt issuance costs                         32.1             28.5
   Commodity contract assets                               29.1             17.5
   Other                                                   21.3             16.0
                                                        -------         --------
        Total deferred debits and other assets            297.6            682.0
                                                        -------         --------
PROPERTY, PLANT AND EQUIPMENT:
   Generation
        (includes $229.5 plant under construction
        in 1999 and $154.4 in 1998)                     8,135.4          8,008.7

   Transmission and distribution
        (includes $228.3 plant under construction
        in 1999 and $234.8 in 1998)                     6,862.4          6,824.6
   Other
        (includes $65.5 plant under construction
        in 1999 and $60.1 in 1998)                        421.3            374.3
                                                       --------        ---------
                                                       15,419.1         15,207.6
   Less accumulated depreciation                        6,563.5          6,278.8
                                                       --------        ---------
                                                        8,855.6          8,928.8
   Nuclear fuel, net                                      132.5            153.1
                                                       --------        ---------
      Net property, plant and equipment                 8,988.1          9,081.9
                                                       --------         --------
Total assets                                         $ 11,843.8       $ 11,984.9
                                                     ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

* The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

PAGE 5
                       VIRGINIA ELECTRIC AND POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                          June 30,  December 31,
                                                           1999         1998*
                                                         --------   ------------
                                                                (Millions)
CURRENT LIABILITIES:
   Securities due within one year                         $  257.4   $  321.0
   Short-term debt                                           317.5      221.7
   Accounts payable, trade                                   700.9      566.5
   Payrolls accrued                                           66.2       79.0
   Interest accrued                                           92.2       93.8
   Taxes accrued                                              98.1       48.1
   Commodity contract liabilities                            338.0      265.8
   Other                                                     152.3      178.7
                                                          --------   --------
      Total current liabilities                            2,022.6    1,774.6
                                                          --------   --------
LONG-TERM DEBT                                             3,509.8    3,464.7
                                                          --------   --------
DEFERRED CREDITS AND OTHER LIABILITIES:
   Accumulated deferred income taxes                       1,446.8    1,563.6
   Deferred investment tax credits                           155.0      221.4
   Commodity contract liabilities                              9.6       11.4
   Other                                                     196.9      192.5
                                                          --------   --------
      Total deferred credits and other liabilities         1,808.3    1,988.9
                                                          --------   --------
COMMITMENTS AND CONTINGENCIES (See Note (c))

COMPANY OBLIGATED MANDATORILY REDEEMABLE  PREFERRED
SECURITIES OF SUBSIDIARY TRUST**
                                                             135.0      135.0
                                                          --------    -------
PREFERRED STOCK:
   Preferred stock subject to mandatory redemption           180.0      180.0
                                                          --------    -------
   Preferred stock not subject to mandatory redemption       509.0      509.0
                                                          --------    -------
COMMON STOCKHOLDER'S EQUITY:
   Common Stock                                            2,737.4    2,737.4
   Other paid-in capital                                      16.9       16.9
   Earnings reinvested in business
                                                             924.8    1,178.4
      Total common stockholder's equity                    -------    -------
                                                           3,679.1    3,932.7
                                                           -------    -------
Total liabilities and stockholders' equity             $  11,843.8 $ 11,984.9
                                                       =========== ===========


The accompanying notes are an integral part of the consolidated financial statements.

*The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

** As described in Note (d) to CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139.2 million principal amount constitute 100% of the Trust's assets.

PAGE 6
                       VIRGINIA ELECTRIC AND POWER COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six Months Ended
                                                             June 30,
                                                        1999       1998
                                                        ----       ----
                                                           (Millions)
Cash flow from (to) operating activities:
  Net loss                                            $  (42.1) $  (21.5)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                        314.8      293.6
    Deferred income taxes                                 28.9     (100.3)
    Deferred investment tax credits, net                  (8.5)      (8.5)
    Deferred fuel expenses                               (15.4)      13.9
    Extraordinary item, net of income taxes              254.8
    Impairment of regulatory assets                                 158.6
    Provision for rate refund                                       186.3
    Changes in:
       Accounts receivable                              (111.1)     (93.8)
       Materials and supplies                             (9.6)      (2.1)
       Accounts payable, trade                           134.4      115.3
       Accrued expenses                                  (18.0)      28.7
       Commodity contract assets and liabilities         (44.9)      24.9
    Other                                                (20.0)     (10.8)
                                                       --------    -------
Net cash flow from operating activities                  463.3      584.3
                                                       --------    -------
Cash flow from (to) financing activities:
  Issuance (repayment) of short-term debt, net            95.7      (25.0)
  Issuance of long-term debt                             230.0      150.0
  Repayment of long-term debt                           (249.0)    (217.5)
  Common Stock dividend payments                        (193.8)    (191.1)
  Preferred stock dividend payments                      (17.8)     (17.8)
  Distribution-preferred securities of
    subsidiary trust                                      (5.4)      (5.4)
  Other                                                   (4.7)      (2.0)
                                                        -------    -------
Net cash flow to financing activities                   (145.0)    (308.8)
                                                        -------    -------

Cash flow from (to) investing activities:
  Plant expenditures                                    (296.0)    (190.4)
  Nuclear fuel                                           (20.4)     (25.7)
  Nuclear decommissioning contributions                  (16.8)     (33.5)
  Other                                                   (3.2)      (6.9)
                                                        -------    -------
Net cash flow to investing activities                   (336.4)    (256.5)
                                                        -------    -------

Increase (decrease) in cash and cash equivalents         (18.1)      19.0
Cash and cash equivalents at beginning of period          49.6       36.0
Cash and cash equivalents at end of period                31.5       55.0
                                                        =======    ========



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

    In the opinion of the management of Virginia Power, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the cash flows for the six-month periods ended June 30, 1999 and 1998. Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

    In the first quarter of 1999, the Company discontinued the application of Statement of Financial Accounting Standards No. 71 (SFAS No. 71), ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION, to its generation operations upon enactment of deregulation legislation. The effect thereof was an after-tax charge of $254.8 million. See note (b) for further discussion. As a result of this discontinuance, the Company is evaluating certain accounting policies, including interest capitalization and depreciation policies. The impact of these policy changes is not expected to be material to the Company's financial position or results of operations.

(b) Virginia Jurisdictional Rates

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

                     VIRGINIA ELECTRIC AND POWER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


    In March 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. Such legislation will deregulate generation by 2002 with the phase-in of retail customer choice beginning at that time. Under this legislation, the Company's base rates will remain generally unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates. The legislation's deregulation of generation required discontinuation of SFAS No. 71 for the Company's generation operations in the first quarter of 1999. The Company's transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, fuel expense continues to be subject to deferral accounting.

    The effect of discontinuing SFAS No. 71 was an after-tax charge to earnings of $254.8 million. The $254.8 million charge included the write-off of generation-related assets that were not expected to be recovered during the transition period. It also included the write-off of approximately $38 million, after-tax, of deferred investment tax credits.

    Also, in conjunction with the discontinuance of SFAS No. 71, the Company reviewed its utility plant assets and long-term power purchase contracts for possible impairment. No impairments were recorded based on the Company's analyses which were highly dependent on the underlying assumptions. Significant estimates were required in recording the effect of the deregulation legislation, including the fair value determination for generating facilities and estimated purchases under long-term power purchase contracts.

    The Company remains subject to numerous risks including, among others, exposure to long-term power purchase commitment losses, environmental contingencies, changes in tax laws, decommissioning costs, inflation, increased capital costs, and recovery of certain other items. Management believes the stable rates that are provided until July 2007 by the legislation present a reasonable opportunity to recover a substantial portion of the Company's potentially stranded costs as more fully described in our 1998 Form 10-K in Competition--Exposure to Potentially Stranded Costs, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. See also Note (b) to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Form 10-Q for the period ended March 31, 1999 for further discussion of the impact of the discontinuation of SFAS No. 71 and impairment review.

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

                     VIRGINIA ELECTRIC AND POWER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)


    ENVIRONMENTAL MATTERS

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

    The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At June 30, 1999, any pending or possible claims were not recognized as an asset or offset against such obligations of the Company.

    In April 1999, the Company was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill, prevention, control and countermeasures plans and facility response requirements at one of its power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, the Company may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to be material to the Company's financial condition or results of operations.

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

 (e)  Preferred Stock

    As of June 30, 1999, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are 10,000,000 authorized shares of the Company's preferred stock.

                     VIRGINIA ELECTRIC AND POWER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

(f)   Long-Term Incentives

    Certain officers and key employees of Virginia Power participate in a stock-based compensation plan sponsored by the Company's parent, Dominion Resources, Inc. During the first six months of 1999, approximately 1.9 million Dominion Resources common stock options were granted to these individuals and will vest ratably over three years. No compensation expense was recognized under the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations. Had compensation expense been measured based on the fair value of the options on the date of grant, calculated under the provisions of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company's allocated share of such compensation expense would not have a material effect on reported net income for the three-month and six-month periods ended June 30, 1999.

 (g)  Recently Issued Accounting Standards

    The Financial Accounting Standards Board (FASB) recently issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which defers the effective date of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. As a result, the Company must adopt SFAS No. 133 no later than January 1, 2001. SFAS No. 133 requires that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

    The FASB-sponsored Derivatives Implementation Group that is addressing implementation issues related to SFAS No. 133 has tentatively concluded that certain long-term power purchase contracts may be considered derivatives under SFAS No. 133. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing of, or method of, adoption.

 (h)  Business Segments

    Effective May 1, 1999, the Company began managing its operations along two primary business lines, generation and wires. The Generation Business encompasses the Company's generation portfolio, trading and marketing activities, nuclear consulting services and energy services activities. The Wires Business includes customer service, bulk power transmission, distribution and metering services that continue to be subject to cost-based regulation.

    The majority of the Company's revenues are provided through bundled rate tariffs. Such revenues generally are allocated between the two business lines for management reporting based on prior cost of service studies. Interest allocations are based on internal management estimates. Income taxes are calculated using the Company's effective rate. The Other column represents minor inter-segment activity as well as the impact of the settlement of the Company's 1998 Virginia jurisdictional rate proceedings recorded in the second quarter of 1998 and the extraordinary item recorded in the first quarter of 1999. The segments are measured on their operating performance and are not held accountable for these unusual items.

                     VIRGINIA ELECTRIC AND POWER COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                                     Generation    Wires            Consolidated
         Description                  Business   Business    Other      Total
 -------------------------------------------------------------------------------
                                                (Millions)
THREE MONTHS ENDED JUNE 30, 1999
    Revenues                        $  810.4    $  270.4   $    5.9  $  1,086.7
    Depreciation and
       amortization                     68.6        61.4        3.4       133.4
    Earnings before interest
       and taxes                       111.1       108.9                  220.0
    Interest                            30.3        39.8                   70.1
    Income taxes                        27.1        24.5                   51.6
    Net income                          53.8        44.5                   98.3
    Total Assets                     7,253.8     4,590.0               11,843.8
    Capital expenditures                61.2        84.3                  145.5

THREE MONTHS ENDED JUNE 30, 1998
    Revenues                        $  788.9   $   266.4   $ (149.3) $    906.0
    Depreciation and
       amortization                     70.7        61.0      (26.6)      105.1
    Earnings before interest
       and taxes                       104.1        96.0     (280.8)      (80.7)
    Interest                            35.0        41.0       10.7        86.7
    Income taxes                        24.5        18.7      (90.5)      (47.3)
    Net income                          44.7        36.2     (201.0)     (120.1)
    Total Assets-December 31,
       1998                          7,389.1     4,595.8               11,984.9
    Capital expenditures                39.8        83.0                  122.8

SIX MONTHS ENDED JUNE 30, 1999
    Revenues                       $ 1,612.6   $   550.9    $  11.6   $ 2,175.1
    Depreciation and
       amortization                    145.0       121.3        7.5       273.8
    Earnings before interest
       and taxes                       251.8       223.0                  474.8
    Interest                            64.8        80.2                  145.0
    Income taxes                        65.7        51.4                  117.1
    Net income                         121.3        91.4     (254.8)      (42.1)
    Capital expenditures               151.3       165.1                  316.4

SIX MONTHS ENDED JUNE 30, 1998
    Revenues                       $ 1,562.8       538.1   $ (144.1)  $ 1,956.8
    Depreciation and
       amortization                    154.6       123.1      (23.9)      253.8
    Earnings before interest
       and taxes                       236.4       197.8     (280.8)      153.4
    Interest                            70.8        83.1       10.7       164.6
    Income taxes                        60.1        40.7      (90.5)       10.3
    Net income                         105.5        74.0     (201.0)      (21.5)
    Capital expenditures                78.4       137.7                  216.1

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

    The business and financial condition of Virginia Power are influenced by a number of factors including political and economic risks, market demand for energy, inflation, capital market conditions, governmental policies, legislative and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the Environmental Protection Agency, the Department of Energy, the Nuclear Regulatory Commission, the Virginia Commission and the North Carolina Utilities Commission), industry and rate structure and legal and administrative proceedings. Some other important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, present or prospective wholesale and retail competition, competition for new energy development opportunities, pricing and transportation of commodities, operation of nuclear power facilities, acquisition and disposition of assets and facilities, recovery of the cost of purchased power, nuclear decommissioning costs, the ability of the Company, its suppliers, and its customers to successfully address Year 2000 readiness issues, exposure to changes in the fair value of commodity contracts, counter-party credit risk and unanticipated changes in operating expenses and capital expenditures. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Virginia Power. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on Virginia Power.

    Any forward-looking statement speaks only as of the date on which such statement is made, and Virginia Power undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

    As discussed in Note (h) to CONSOLIDATED FINANCIAL STATEMENTS, effective May 1, 1999, we began managing our operations in a manner that required disclosure of two separate segments--the Generation Business and the Wires Business. However, the majority of our revenues are provided through bundled rate tariffs. Such revenues are allocated between the business segments for internal reporting purposes. Certain activities discussed in Liquidity and Capital Resources are not managed currently at the segment level; however, specific references to segments are made as appropriate. The following discussion of trends and variations generally applies to the Company as a whole.

LIQUIDITY AND CAPITAL RESOURCES

      OPERATING ACTIVITIES resulted in $121 million decreased cash flow for the six-month period ended June 30, 1999 as compared to the same period in 1998. This decrease was primarily attributable to an increase in fuel expenses for which recovery was not received in the first six months and to the timing of certain payments related to normal operations. Internal generation of cash exceeded the Company's capital requirements during the first six months of 1999 and 1998.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

    FINANCING ACTIVITIES for the first six months of 1999 resulted in a net cash outflow of $145 million.

    Cash flow from (to) financing activities was as follows:
                                                             Six Months Ended
                                                                 June 30,
                                                             1999       1998
                                                           --------   ---------
                                                                (Millions)
      Issuance (repayment) of short-term debt, net          $   95.7   $  (25.0)
      Repayment of long-term debt                             (249.0)    (217.5)
      Issuance of long-term debt                               230.0      150.0
      Payment of dividends                                    (211.6)    (208.9)
      Other                                                    (10.1)      (7.4)
                                                            ---------   --------
        Net cash flow to financing activities               $ (145.0)  $ (308.8)
                                                            ========== =========

    In April 1999, we established a $400 million medium-term note shelf registration (Series G) with the Securities and Exchange Commission. In June 1999, we issued $150 million in aggregate principal of unsecured Senior Notes, Series 1999-A, with an annual coupon rate of 6.7%, due June 30, 2009; and $80 million of Medium-Term Notes, Series G, with an annual coupon rate of 6.3%, due June 21, 2001.

    During the first two quarters of 1999, the Company retired $249 million in aggregate principal amount of mandatory debt maturities.

    As of June 30, 1999, we have available for our use to meet capital requirements $915 million of remaining principal amount under our currently effective shelf registrations with the Securities and Exchange Commission.

    We have a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $317.5 million at June 30, 1999.

    INVESTING ACTIVITIES for the first six months of 1999 resulted in a net cash outflow of $336.4 million primarily due to $296 million of construction expenditures, $20.4 million of nuclear fuel expenditures and $16.8 million of contributions to nuclear decommissioning trusts. Of the construction expenditures, we spent approximately $143.5 million on Wires Business projects, $123.6 million on Generation Business projects and $22.1 million on general support facilities.

    Cash flow to investing activities was as follows:

                                                           Six Months Ended
                                                                June 30,
                                                           1999        1998
                                                          -------    --------
                                                               (Millions)
    Plant expenditures                                   $ (296.0)    $  (190.4)
    Nuclear fuel                                            (20.4)        (25.7)
    Nuclear decommissioning contributions                   (16.8)        (33.5)
    Other                                                    (3.2)         (6.9)
                                                         ---------    ----------
          Net cash flow to investing activities          $ (336.4)    $  (256.5)
                                                         =========    ==========

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

VIRGINIA POWER CONSOLIDATED

   REVENUES for the three-month and six-month periods ended June 30, 1999 were allocated between the Generation and Wires Business as follows.

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                           1999        1998        1999         1998
                        ---------   ----------   ----------  ---------
                              (Millions)              (Millions)
   Generation           $  810.4     $ 788.9     $ 1,612.6   $ 1,562.8
   Wires                   270.4       266.4         550.9       538.1


   REVENUES for the three-month and six-month periods ended June 30, 1999 varied from the same periods in the prior year primarily due to the following factors that affect both the Generation and Wires Businesses.


                                  Three Months Ended         Six Months Ended
                                  June 30, 1999 vs.         June 30, 1999 vs.
                                    June 30, 1998             June 30, 1998

                                -----------------------   ---------------------
                                      (Millions)                (Millions)
   Revenue - Electric Service
    Customer growth                  $   17.3                    $  33.9
    Weather                             (22.7)                       7.4
    Rate refund                         153.7                      153.7
    Rate reduction                       (7.1)                     (31.2)
    Other retail, net                    20.6                        5.4
                                     --------                    -------
        Total retail                    161.8                      169.2
                                     --------                    -------
   Other electric service                 1.9                       20.7
                                     --------                    -------
        Total electric service          163.7                      189.9
                                     ========                    =======


      ELECTRIC SERVICE REVENUE consists primarily of sales to retail customers in our service territory at rates authorized by the Virginia and North Carolina Commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The primary factors affecting this revenue in the three-month and six-month periods ended June 30, 1999 were customer growth, weather and the 1998 rate settlement.

    Customer growth - There were 43,927 more customer connections at June 30, 1999 as compared to the comparable period in the prior year. These additional customers increased our revenue by $17.3 million and $33.9 million in the three-month and six-month periods ended June 30, 1999 compared to the same periods in 1998.

    Weather - The cooler weather in the second quarter of 1999, as compared to 1998, caused customers to use less electricity for cooling, which decreased retail revenue by $22.7 million. However, the cooler weather in the first quarter of 1999, as compared to 1998, more than offset this decrease, resulting in a net $7.4 million increase for the six months ended June 30, 1999 as compared to the same period in 1998.

                     VIRGINIA ELECTRIC AND POWER COMPANY

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

     Heating and cooling degree-days were as follows:

                                    Three months Ended      Six months Ended
                                         June 30,               June 30,
                                     1999   1998  Normal   1999    1998  Normal
                                   ------  -----  -------  -----  -----  -------
     Heating degree-days            291     290    308    2,224   2,030   2,413
     Percentage change
     from prior year                --    (38.0)%           9.6%  (12.7)%

     Cooling degree-days            365     433    444      365     463     450
     Percentage change
     from prior year              (15.7)%  42.9%          (21.2)%  49.8%


    Rate refund and rate reduction -- In the second quarter of 1998, as part of the settlement to resolve then outstanding rate proceedings, we agreed to a one-time rate refund of approximately $150 million and a two-phased rate reduction, $100 million effective March 1, 1998 and an additional $50 million effective March 1, 1999, with a base rate freeze through February 2002. Revenues increased approximately $150 million during the three-month and six-month periods ended June 30, 1999 as compared to the same periods in 1998 because of the 1998 rate settlement refund. This increase was partially offset by the additional $50 million rate reduction that was effective March 1, 1999.

    IMPAIRMENT OF REGULATORY ASSETS was recorded during the three-months ended June 30, 1998 in connection with the 1998 rate settlement. See Note (b) to the CONSOLIDATED FINANCIAL STATEMENTS.

   DEPRECIATION AND AMORTIZATION increased for the three-month and six-month periods ended June 30, 1999, as compared to the same periods in 1998, as a result of the 1998 rate settlement. See Note (b) in CONSOLIDATED FINANCIAL STATEMENTS for further discussion of the 1998 rate settlement.

   INTEREST EXPENSE, NET decreased for the three-month and six-month periods ended June 30, 1999, as compared to the same period in 1998, due in part to the interest cost associated with the rate refund in the 1998 rate settlement. See note (b) in CONSOLIDATED FINANCIAL STATEMENTS for further discussion of the 1998 rate settlement. Also contributing to the decrease in interest expense was a decrease in interest associated with long-term debt which was partially offset by an increase in interest on commercial paper.

   EXTRAORDINARY ITEM -DISCONTINUANCE OF SFAS NO. 71 - On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. See Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

    Under this legislation, our base rates will remain generally unchanged until July 2007 providing a reasonable opportunity to recover potentially stranded costs. The legislation's deregulation of generation is an event that requires discontinuation of SFAS No. 71 for our generation operations although recovery of generation-related costs continues to be provided through the capped rates and the wires charge assessed to those customers opting for alternate suppliers. Our transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, cost-based recovery of fuel expenses continues until July 2007. Generation-related assets and liabilities that will not be recovered through the capped rates were written off in March 1999, resulting in an after-tax charge to earnings of $254.8 million.

                     VIRGINIA ELECTRIC AND POWER COMPANY

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (CONTINUED)

GENERATION BUSINESS

    Overall, our Generation Business increased net income by approximately $16 million for the six months ended June 30, 1999 as compared to the same period in 1998. The overall change was primarily attributable to favorable changes in commodity prices in 1999 which were partially offset by the net impact of the 1998 rate settlement as it related to ongoing revenues and depreciation. Selected financial information relevant to our Generation Business is as follows:

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                      1999         1998       1999     1998
                                    --------   ---------    --------  ---------
                                        (Millions)              (Millions)
   Revenues--electric service      $ 720.0       $ 713.8   $ 1,485.6  $ 1,463.9
   Revenues--other                    90.4          75.1       127.0       98.9
   Fuel, net                         243.1         244.4       461.3      470.5
   Purchased power
     capacity, net                   198.5         203.5       408.4      384.3
   Operation and maintenance         133.4         102.7       233.6      196.2
   Earnings before interest
     and taxes                       111.1         104.1       251.7      236.4
   Net income                         53.8          44.7       121.3      105.5

      OTHER REVENUE includes sales of electricity beyond our service territory, natural gas, nuclear consulting services, energy management services and other revenue. The growth in power marketing and natural gas revenue for the three-month and six-month periods ended June 30, 1999, as compared to the same periods in 1998, is primarily due to favorable changes in commodity prices in 1999.

   PURCHASED POWER CAPACITY, NET for the six-month period ended June 30, 1999 increased as compared to the comparable period in 1998, primarily due to increased expenses associated with the restructuring of certain contracts and the discontinuance of deferral accounting for such expenses. This accounting change resulted from the 1998 rate settlement with the Virginia Commission. See Note (b) to the CONSOLIDATED FINANCIAL STATEMENTS.

   OPERATIONS AND MAINTENANCE increased by approximately $30 million for the three-month and six-month periods ended June 30, 1999 as compared to comparable periods in 1998, primarily as a result of increased costs for planned outages.

WIRES BUSINESS

    Overall, our Wires Business generated an additional $17 million of net income for the six months ended June 30, 1999 as compared to the same period in 1998. The overall increase was primarily due to increased revenues for electric transmission services, increased customers and lower expenses which were partially offset by increased storm costs and the net impact of the 1998 rate settlement as it related to ongoing revenues and depreciation. Selected financial information relevant to our Wires Business is as follows:

                                     Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                     1999          1998        1999        1998
                                   -------      --------     --------  ---------
                                       (Millions)                (Millions)
   Revenues--electric service      $ 270.4      $ 266.4      $ 550.9    $ 538.1
   Operation and maintenance          60.7         71.5        129.4      140.7
   Earnings before interest
       and taxes                     108.9         96.0        223.0      197.8
   Net income                         44.5         36.2         91.4       74.0


    ELECTRIC SERVICE REVENUE increased in both the three-month and six-month periods ended June 30, 1999, as compared to the same period in 1998, due to increased revenues for electric transmission services.

PAGE 17
                     VIRGINIA ELECTRIC AND POWER COMPANY

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

   OPERATIONS AND MAINTENANCE related to the Wires Business decreased for the three-month and six-month periods ended June 30, 1999 as compared to comparable periods in 1998, by approximately $11 million due to an increase in construction activity, partially offset by increased costs for storm damage.

CONTINGENCIES

    For information on contingencies, see Note (c) to CONSOLIDATED FINANCIAL STATEMENTS.

FUTURE ISSUES

COMPETITION

    On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia which will provide for customer choice beginning in 2002. Under this legislation, our base rates will remain unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates and the wires charge assessed to those customers opting for alternate suppliers. In the absence of the capped rates, we would be exposed, on a pre-tax basis, to approximately $3.2 billion of potential losses related to long-term power purchase commitments.

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

    For additional information, see Note (b) to CONSOLIDATED FINANCIAL
STATEMENTS.

YEAR 2000 READINESS

    The systems essential to providing electricity to our 2 million customers during the New Year rollover are year 2000 ready. On June 30, 1999, 99% of our systems identified as critical to our operations were year 2000 ready. We anticipate that 100% of such systems will be year 2000 ready prior to January 1, 2000. During the remainder of 1999, the project team will focus on validating and fine-tuning contingency plans, non-critical remediation, validation of remediated components, and validation of critical supplier readiness.

    We expect year 2000 costs to be approximately $28 million to $33 million, which is a change from our previous estimate of $30 million to $40 million. This downward revision is largely due to the current status of the following:

o     remediation and testing of critical components;
o     remediation and testing of non-critical components;
o     assessment of critical suppliers;
o     contingency planning;
o     scope of rollover activities for critical dates.

PAGE 18
                     VIRGINIA ELECTRIC AND POWER COMPANY

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

    Actual year 2000 costs of $21 million have been expended as of June 30, 1999. Expenses not yet incurred relate to contingency planning, communications activities, remediation of non-critical systems and continued remediation validation.

    We have substantially completed a comprehensive assessment of the readiness of our suppliers. Suppliers include vendors, manufacturers, material providers, service providers, other energy providers and business partners. Based on this assessment, we have developed appropriate contingency plans for critical suppliers such as having extra supplies on hand.

    Our year 2000 readiness efforts include evaluation of reasonably likely worst case scenarios and the development of contingency plans to address such scenarios, should they occur. In June 1999, we submitted our final contingency plans to the Southeastern Electric Reliability Council, one of the ten regional reliability councils in the North American Electric Reliability Council.

   When developing our contingency plans, we took into account that the Company, and the entire electric power industry, already have extensive contingency plans in place for many events such as extreme heat, storms, equipment failures, sudden loss of customer load or sudden loss of a generation unit. Year 2000 contingency planning is an extension of these existing plans. For example, one contingency plan allows for multiple alternate means of voice communications in the event that the public communication network fails.

   Our contingency planning efforts also include developing precautionary measures. Precautionary measures are intended to position us to be able to mitigate the impact of any year 2000 related problem, in the unlikely event a problem occurs. An example of these precautionary measures includes planned additional staffing in key operational positions to facilitate quick responses to unexpected events.

   We are actively participating in industry contingency planning efforts at the regional and national level. We successfully participated in the first nationwide drill by electric utilities on April 9, 1999, coordinated by the North American Electric Reliability Council (NERC). The exercise simulated the partial failure of some primary voice and data communications to demonstrate the ability of electric utilities to communicate operating information using backup systems. No actual communication systems or generating units were shut down during the exercise. Service to our customers was not affected.

   We will participate in the second nationwide drill on September 8-9, 1999. According to the NERC YEAR 2000 DRILL DEVELOPMENT GUIDE, "[t]he goal of the drill is to simulate as realistically as is practical the implementation of administration, operating, communications, and contingency response plans for the Y2k transition." We are working closely with our neighboring electric utilities and will practice communications with them in conjunction with this exercise. This will be a simulated exercise and service to our customers will not be affected.

   We will continue to refine and validate our year 2000 contingency plans throughout the remainder of 1999.

   For additional information, see Year 2000 Compliance, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in our 1998 Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

    For information on recently issued accounting standards, see Note (g) to CONSOLIDATED FINANCIAL STATEMENTS.

PAGE 19
                     VIRGINIA ELECTRIC AND POWER COMPANY

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

    One of the techniques commonly used to measure risk in a commodity trading portfolio is sensitivity analysis, which determines a hypothetical change in the fair value of the portfolio which would result from assumed changes in the market prices of the related commodities. The fair value of the portfolio is a function of the underlying commodity, contract prices and market prices represented by each derivative commodity contract. For exchange-for-physical contracts, basis swaps, fixed price forward contracts and options which require physical delivery of the underlying commodity, market value reflects our best estimates considering over-the-counter quotations, time value and volatility factors of the underlying commitments. Exchange-traded futures and options are marked to market based on closing exchange prices.

    We have determined a hypothetical loss by calculating a hypothetical fair value for each contract assuming a 10 percent unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at June 30, 1999 and December 31, 1998. This hypothetical 10 percent change in commodity prices would have resulted in a hypothetical loss of approximately $8.6 million and $13.5 million in the fair value of our commodity contracts as of June 30, 1999 and December 31, 1998, respectively.

    The sensitivity analysis does not include the price risks associated with utility fuel requirements, since these costs are generally provided for through our rates established by the regulatory commissions having jurisdiction over fuel cost recovery, nor does it include risks that are either non-financial or non-quantifiable. In addition, provisions are made in the financial statements to address credit risk.

EQUITY PRICE RISK AND INTEREST RATE RISK

    We are exposed to fluctuations in interest rates related to debt securities and prices of marketable equity securities held in its Nuclear Decommissioning Trusts. In addition, we are exposed to interest rate risk through our use of fixed rate and variable rate debt and preferred securities as sources of capital. For additional information, see Market Risk Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in our Annual Report on Form 10-K for the year ended December 31, 1998.

                     VIRGINIA ELECTRIC AND POWER COMPANY

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


See Market Risk Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PAGE 21
                     VIRGINIA ELECTRIC AND POWER COMPANY
                         PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------
      In April 1999, the Company was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill, prevention, control and countermeasures plans and facility response requirements at one of its power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, the Company may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to be material to the Company's financial condition or results of operations.

ITEM 5. OTHER INFORMATION
-------------------------

REGULATION
----------

VIRGINIA
      As previously reported, on March 20, 1998, the Virginia Commission issued an Order instructing Virginia Power and AEP-Virginia, as the Commonwealth's two largest investor-owned utilities, each to design and file a retail access pilot program. We filed a report on November 2, 1998, describing the details, objectives and characteristics of our proposed retail access pilot program. On December 3, 1998, the Virginia Commission issued an Order setting our retail access pilot program proposal for hearing on June 29, 1999, to consider the remaining issues and details. On May 6, 1999 the Hearing Examiner issued a ruling changing the hearing date to September 8, 1999. On August 6, 1999 the Hearing Examiner issued a report on interim rules for the introduction of electric and natural gas retail competition in Virginia. There is a 21-day comment period on the recommendations that will require final approval by the Virginia Commission.

FERC
      On June 3, 1999, Virginia Power, together with American Electric Power Services Corporation, Consumers Energy Company, The Detroit Edison Company, and First Energy Corporation, on behalf of themselves and their public utility operating company subsidiaries filed with FERC applications under Sections 205 and 203 of the Federal Power Act for approval of the proposed Alliance Regional Transmission Organization (Alliance RTO).

      The application seeks approval to create the Alliance RTO. If accepted, the Alliance RTO would operate the transmission systems of the companies, ensure transmission reliability and provide non-discriminatory access to the transmission grid. The applications include a proposed Alliance RTO open access transmission tariff that would cover service into, from and through the Alliance RTO.

RATES
-----

NORTH CAROLINA

      As previously reported, on November 6, 1998 we filed for approval of a new
Schedule 19 which governs purchases from cogenerators and small power producers. On July 16, 1999, the North Carolina Commission issued an order directing us to file, on or before July 26, 1999, a long-term standard contract terms and conditions for five, ten and fifteen year periods for qualifying hydro-electric facilities and small power producers. We filed for a 30-day extension of time to provide the required information which was granted by the North Carolina Commission.

SOURCES OF POWER
----------------

       Virginia Power established a new one-hour integrated service area summer peak demand of 16,216 MW on July 6, 1999. Also on July 6, 1999, we established a new system energy output record for a 24-hour period of 326,188 MWh.

FUTURE SOURCES OF POWER
-----------------------

    As previously reported, we requested approval from the Virginia Commission to construct four gas-fired turbine generators in Virginia. On May 14, 1999 the Virginia Commission approved the construction of the four gas-fired turbine generators in Virginia. A Petition to Appeal the approval was filed by an opposing party July 13, 1999, in the Virginia Supreme Court. The same party has appealed the air permit issued to the Company by the Department of Environmental Quality. We will participate in both of the appeals in support of upholding the applicable order and permit. Construction of the units has begun with commercial operation expected by mid 2000.

PAGE 22
                     VIRGINIA ELECTRIC AND POWER COMPANY
                         PART II - OTHER INFORMATION
                                 (CONTINUED)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits:

4 Form of Second Supplemental Indenture dated as of June 1, 1999 to the Senior Indenture dated as of June 1, 1998 as supplemented by the First Supplemental Indenture dated as of June 1, 1998. (Exhibit 4.2, Form 8-K dated June 3, 1999, File No. 1-2255, incorporated by reference).

10.1* Dominion Resources, Inc. Incentive Compensation Plan, as amended and restated effective April 16, 1999 (filed herewith).

10.2* Form of Employment Continuity Agreement for certain officers of the Company (filed herewith).

10.3*    Form  of  Amendment  to   Employment   Agreement   between   Dominion
         Resources, Inc. and Thomas. F. Farrell, II (filed herewith).

10.4*    Form  of  Amendment  to  the  Dominion   Resources,   Inc.  Executive
         Supplemental  Retirement Plan for certain  officers  including Robert
         E. Rigsby (filed herewith).

27       Financial Data Schedule (filed herewith).

*Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

    The Company filed a Current Report on Form 8-K, dated June 3, 1999, relating to the sale of $150 million of Senior notes.

                                  SIGNATURE



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       VIRGINIA ELECTRIC AND POWER COMPANY
                                   Registrant

August 12, 1999
       --                              /S/ M. S. Bolton, Jr.
                                 ----------------------------------
                                           M. S. Bolton, Jr.
                                   Vice President and Controller
                                   Principal Accounting Officer