Form 10-Q
period 1999-09-30
VIRGINIA ELECTRIC & POWER CO
filed 1999-11-12
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(MARK ONE)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

  At October 31, 1999, 171,484 shares of common stock, without par value, of the registrant were outstanding.

                  VIRGINIA ELECTRIC AND POWER COMPANY

                                 INDEX
                                 -----
                                                                           Page
                                                                          Number
                                                                          ------
                           PART I. Financial Information

Item 1.    Consolidated Financial Statements
              Consolidated Statements of Income -                              3
                 Three Months and Six Months Ended September 30, 1999
                 and 1998

              Consolidated Balance Sheets -                                  4-5
                 September 30, 1999 and December 31, 1998

              Consolidated Statements of Cash Flows -                          6
                 Six Months Ended September 30, 1999 and 1998

              Notes to Consolidated Financial Statements                    7-11

Item 2.    Management's Discussion and Analysis of                         12-20
              Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About                     21
              Market Risk

                           PART II. Other Information

Item 1.    Legal Proceedings                                                  22

Item 5.    Other Information                                               22-23

              Regulation

              Rates

              Sources of Power

              Future Sources of Power

Item 6.    Exhibits and Reports on Form 8-K                                   24

                       VIRGINIA ELECTRIC AND POWER COMPANY

                          PART I. FINANCIAL INFORMATION
                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                                 1999           1998           1999           1998
                                                            ------------   ------------  ----- -------   -------------
                                                                    (Millions)                    (Millions)
Revenues:
    Electric service                                          $   1,290.2   $   1,253.1   $    3,319.7     $   3,092.7
    Other                                                           149.7          94.6          295.3           211.7
                                                             ------------  -------------  ------------   -------------

         Total                                                    1,439.9       1,347.7        3,615.0         3,304.4
                                                              -----------  ------------   ------------   -------------

Expenses:
  Fuel, net                                                         317.9         282.8          779.1           753.3
  Purchased power capacity, net                                     195.9         216.8          604.3           601.0
  Impairment of regulatory assets                                                                                158.6
  Operations and maintenance                                        264.1         223.8          702.9           627.3
  Depreciation and amortization                                     146.3         142.9          420.3           396.7
  Taxes other than income                                            86.2          87.5          219.5           230.1
                                                              ------------  -----------   -------------   ------------

         Total                                                    1,010.4         953.8        2,726.1         2,767.0
                                                             -------------  -----------   -------------   ------------


Income from operations                                              429.5         393.9          888.9           537.4
Other income                                                          5.9           4.4           21.3            14.3
                                                             -------------  -----------   -------------   ------------
Income before interest and income taxes                             435.4         398.3          910.2           551.7
                                                             -------------  -----------   -------------   ------------
Interest and related charges:
  Interest expense, net                                              72.8          74.5          212.3           233.7
  Distributions - Preferred securities of subsidiary trust            2.7           2.7            8.2             8.2
                                                             -------------  -----------   -------------   ------------
         Total                                                       75.5          77.2          220.5           241.9
                                                             -------------  -----------   -------------   ------------

Income before income taxes                                          359.9         321.1          689.7           309.8
Income tax expense                                                  124.2         115.1          241.3           125.3
                                                             ------------   -----------   -------------   ------------


Income before extraordinary item                                    235.7         206.0          448.4           184.5
Extraordinary item (net of income taxes of $197.1)                                              (254.8)
                                                             ------------   -----------   -------------   ------------
Net income                                                          235.7         206.0          193.6           184.5
Preferred dividends                                                   9.2           8.9           26.7            26.7
                                                             ------------   -----------   ------------    ------------
Balance available for Common Stock                            $     226.5   $     197.1   $      166.9     $     157.8
                                                              ===========   ============  ============     ===========

The Company had no other comprehensive income reportable in accordance with SFAS No. 130, REPORTING COMPREHENSIVE INCOME.

The accompanying notes are an integral part of the consolidated financial statements.

PAGE 4
                       VIRGINIA ELECTRIC AND POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (UUAUDITED)



                                                                                        September 30,   December 31,
                                                                                            1999            1998*
                                                                                        -------------   -----------
                                                                                                (Millions)
CURRENT ASSETS:
     Cash and cash equivalents                                                          $     115.1      $       49.6
     Accounts receivable:
           Customer accounts receivable, net                                                  824.2             777.8
           Other                                                                               52.9              76.2
     Materials and supplies:
           Plant and general                                                                  146.5             142.0
           Fossil fuel                                                                        103.8              95.0
     Commodity contract assets                                                                352.2             179.8
     Other                                                                                    136.3             149.9
                                                                                        -------------    -------------
           Total current assets                                                             1,731.0           1,470.3
                                                                                        ------------     ------------

INVESTMENTS:
     Nuclear decommissioning trust funds                                                      780.1             705.1
     Other                                                                                     51.3              45.6
                                                                                        -------------    ------------
           Total investments                                                                  831.4             750.7
                                                                                        -------------    -------------

DEFERRED DEBITS AND OTHER ASSETS:
     Regulatory assets                                                                        223.7             620.0
     Unamortized debt issuance costs                                                           31.6              28.5
     Commodity contract assets                                                                 11.6              17.5
     Other                                                                                     18.6              16.0
                                                                                        --------------   ------------

           Total deferred debits and other assets                                             285.5             682.0
                                                                                        -------------    -------------

PROPERTY, PLANT AND EQUIPMENT:
     Generation
           (includes $287.9 plant under construction in 1999 and $154.4 in 1998)            8,203.7           8,008.7
     Transmission and distribution
           (includes $157.8 plant under construction in 1999 and $234.8 in 1998)            6,920.0           6,824.6
     Other
           (includes $75.1 plant under construction in 1999 and $60.1 in 1998)                447.0             374.3
                                                                                        -------------    -------------
                                                                                           15,570.7          15,207.6
     Less accumulated depreciation                                                          6,697.6           6,278.8
                                                                                        ------------     ------------
                                                                                            8,873.1           8,928.8
     Nuclear fuel, net                                                                        134.3             153.1
                                                                                        -------------    -------------
         Net property, plant and equipment                                                  9,007.4           9,081.9
                                                                                        ------------     ------------

Total assets                                                                             $ 11,855.3       $  11,984.9
                                                                                         ==========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

* The consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

PAGE 5
                       VIRGINIA ELECTRIC AND POWER COMPANY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                                   (UNAUDITED)



                                                                                   September 30,     December 31,
                                                                                       1999             1998*
                                                                                 --------------     -------------

                                                                                             (Millions)
CURRENT LIABILITIES:
     Securities due within one year                                                $      377.4    $        321.0
     Short-term debt                                                                      257.6             221.7
     Accounts payable, trade                                                              620.1             566.5
     Payrolls accrued                                                                      76.4              79.0
     Interest accrued                                                                      84.5              93.8
     Taxes accrued                                                                        206.5              48.1
     Commodity contract liabilities                                                       328.3             265.8
     Other                                                                                157.5             178.7
                                                                                 --------------    --------------
         Total current liabilities                                                      2,108.3           1,774.6
                                                                                  -------------     -------------

LONG-TERM DEBT                                                                          3,486.7           3,464.7
                                                                                  -------------     -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
     Accumulated deferred income taxes                                                  1,430.1           1,563.6
     Deferred investment tax credits                                                      150.7             221.4
     Commodity contract liabilities                                                        11.6              11.4
     Other                                                                                210.2             192.5
                                                                                 --------------    --------------
         Total deferred credits and other liabilities                                   1,802.6           1,988.9
                                                                                  -------------     -------------

COMMITMENTS AND CONTINGENCIES (See Note (c))

COMPANY OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED SECURITIES OF SUBSIDIARY TRUST**                                           135.0             135.0
                                                                                 --------------     -------------

PREFERRED STOCK:
     Preferred stock subject to mandatory redemption                                                        180.0
                                                                                 --------------     -------------
     Preferred stock not subject to mandatory redemption                                  509.0             509.0
                                                                                 --------------     -------------

COMMON STOCKHOLDER'S EQUITY:
     Common Stock                                                                       2,737.4           2,737.4
     Other paid-in capital                                                                 16.9              16.9
     Earnings reinvested in business                                                    1,059.4           1,178.4
                                                                                  -------------     -------------
         Total common stockholder's equity                                              3,813.7           3,932.7
                                                                                  -------------     -------------

Total liabilities and stockholders' equity                                          $  11,855.3       $  11,984.9
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

PAGE 6
                       VIRGINIA ELECTRIC AND POWER COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                  1999             1998
                                                                                                  ----             ----
                                                                                                        (Millions)
Cash flow from (to) operating activities:
   Net income                                                                                  $   193.6       $   184.5
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                                 478.4           455.8
     Deferred income taxes                                                                          21.8            57.1
     Deferred investment tax credits, net                                                          (12.7)          (12.7)
     Deferred fuel expenses                                                                        (27.9)          (25.3)
     Extraordinary item, net of income taxes                                                       254.8
      Impairment of regulatory assets                                                                              158.6
     Changes in:
     Accounts receivable                                                                           (23.1)          (22.6)
     Materials and supplies                                                                        (13.3)          (23.6)
     Accounts payable, trade                                                                        53.6           211.9
     Accrued expenses                                                                              118.7            57.3
     Commodity contract assets and liabilities                                                    (103.8)           52.7
     Other                                                                                          35.0           (55.7)
                                                                                               ---------       ----------
Net cash flow from operating activities                                                            975.1         1,038.0
                                                                                               ----------      ----------

Cash flow from (to) financing activities:
   Issuance (repayment) of short-term debt, net                                                     35.9          (148.7)
    Issuance of long-term debt                                                                     230.0           150.0
   Repayment of long-term debt                                                                    (332.7)         (292.5)
   Common Stock dividend payments                                                                 (285.5)         (285.7)
   Preferred stock dividend payments                                                               (26.7)          (26.7)
   Distribution-preferred securities of subsidiary trust                                            (8.1)           (8.2)
   Other                                                                                            (5.3)           (4.7)
                                                                                               ----------      ----------
Net cash flow to financing activities                                                             (392.4)         (616.5)
                                                                                               ----------      ----------

Cash flow to investing activities:
   Plant expenditures                                                                             (452.8)         (300.6)
   Nuclear fuel                                                                                    (39.4)          (70.2)
   Nuclear decommissioning contributions                                                           (19.9)          (37.5)
   Other                                                                                            (5.1)           (3.7)
                                                                                               ----------      ----------
Net cash flow to investing activities                                                             (517.2)         (412.0)
                                                                                               ----------      ----------

Increase in cash and cash equivalents                                                               65.5             9.5
Cash and cash equivalents at beginning of period                                                    49.6            36.0
                                                                                               ---------       ---------
Cash and cash equivalents at end of period                                                     $   115.1       $    45.5
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

      In the opinion of the management of Virginia Power, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three months and nine months ended September 30, 1999 and 1998, and the cash flows for the nine months ended September 30, 1999 and 1998. Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

      These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      DISCONTINUANCE OF SFAS NO. 71AND RELATED ACCOUNTING CHANGES

      In the first quarter of 1999, the Company discontinued the application of Statement of Financial Accounting Standards No. 71 (SFAS No. 71), ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION, to its generation operations upon enactment of deregulation legislation. The effect thereof was an after-tax charge of $254.8 million. See Note (b) for further discussion. As discussed below, the Company prospectively changed certain of its accounting policies and estimates, pursuant to the discontinuance of SFAS No. 71, to conform such policies and estimates to those used by non-regulated entities. The overall impact of these changes was not material to the Company's results of operations and financial condition.

      The Company no longer includes an allowance for funds used during construction (AFC) in the cost of property, plant, and equipment constructed for its generation operations. Rather, such costs include, where applicable, interest costs capitalized in accordance with SFAS No. 34, CAPITALIZATION OF INTEREST COST. The Company continues to include AFC, rather than capitalized interest, in the cost of property, plant, and equipment used in its transmission and distribution operations, where permitted by regulating authorities.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

      The Company no longer provides for the cost of removal in its provision for depreciation of generation related property, as formerly required by regulators. Such costs are expensed as incurred. Also, the Company no longer records retirements of generation related property by charging accumulated depreciation. Rather, the Company records gains and losses upon retirement of such property based upon the difference between proceeds received, if any, and the property's undepreciated basis at the retirement date. In addition, the Company reevaluated the economic useful life estimates of its generation related property in light of the scheduled deregulation of the generation business in Virginia.

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

      ENVIRONMENTAL MATTERS

      In 1987, the Environmental Protection Agency (EPA) identified the Company and several other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. Current cost studies estimate total remediation costs for the sites to range from $106.0 million to $156.1 million. The Company's proportionate share of the total cost is expected to be in the range of $1.7 million to $2.8 million, based upon allocation formulas and the volume of waste shipped to the sites. The Company has accrued a reserve of $1.7 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

      The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At September 30, 1999, any pending or possible claims were not recognized as an asset or offset against such obligations of the Company.

      In April 1999, the Company was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill prevention, control and countermeasures (SPCC) plans and facility response plan (FRP) requirements at one of the Company's power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, the Company may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to be material to the Company's financial condition or results of operations.

      In August 1999, the Company identified matters at certain other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements. The Company reported these matters to the EPA and its plan for correction thereof. Presently, the EPA has not assessed any penalties against the Company, pending its review of the Company's disclosure information. Future resolution of these matters is not expected to have a material impact on the Company's financial condition or results of operations.

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

                     VIRGINIA ELECTRIC AND POWER COMPANY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

(e)   Preferred Stock

      As of September 30, 1999, there were 1,800,000 and 5,090,140 issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. There are 10,000,000 authorized shares of the Company's preferred stock.

      Of the 1,800,000 issued and outstanding shares of preferred stock subject to mandatory redemption, 400,000 shares are scheduled to be redeemed in March 2000 and the remaining 1,400,000 shares are scheduled to be redeemed in September 2000. Accordingly, the Company has classified the $180 million of preferred stock subject to mandatory redemption in SECURITIES DUE WITHIN ONE YEAR at September 30, 1999.

(f)   Long-Term Incentives

      Certain officers and key employees of Virginia Power participate in a stock-based compensation plan sponsored by the Company's parent, Dominion Resources, Inc. During the first nine months of 1999, approximately 2 million Dominion Resources common stock options were granted to these individuals. As a result of a change adopted in September 1999, these stock options will vest on January 1, 2000. No compensation expense was recognized under the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations. Had compensation expense been measured based on the fair value of the options on the date of grant, calculated under the provisions of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, the Company's allocated share of such compensation expense would not have a material effect on reported net income for the three months and nine months ended September 30, 1999.

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

(h)   Business Segments

      The Company manages its operations along two primary business lines, generation and wires. The Generation Business encompasses the Company's generation portfolio, trading and marketing activities, nuclear consulting services and energy services activities. The Wires Business includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to cost-based regulation.

      The majority of the Company's revenues are provided through bundled rate tariffs. Such revenues generally are allocated between the two business lines for management reporting based on prior cost of service studies. Interest allocations are based on internal management estimates. Income taxes are calculated using the Company's effective rate. The Other column includes the impact of the settlement of the Company's 1998 Virginia jurisdictional rate proceedings recorded in the second quarter of 1998 and the extraordinary item recorded in the first quarter of 1999. The segments are measured on their operating performance and are not held accountable for these unusual items. In addition, the Other column reflects the effects of measuring certain of the segments' financial information on a basis different than that used to prepare the consolidated financial statements.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                  Generation       Wires                      Consolidated
                             Description           Business       Business        Other          Total
  ----------------------------------------------------------------------------------------------------------
                                                                        (Millions)

  THREE MONTHS ENDED SEPTEMBER 30, 1999
       Revenues                                    $  1,076.0  $       354.7     $      9.2    $   1,439.9
       Depreciation and amortization                     68.9           62.2           15.2          146.3
       Earnings before interest and taxes               289.1          144.1            2.2          435.4
       Interest                                          35.2           38.1            2.2           75.5
       Income taxes                                      86.2           38.0                         124.2
       Net income                                       167.7           68.0                         235.7
       Total Assets                                   7,250.5        4,604.8                      11,855.3
       Capital expenditures                              70.2           66.2                         136.4

  THREE MONTHS ENDED SEPTEMBER 30, 1998
       Revenues                                   $   1,013.6  $       329.1     $      5.0    $   1,347.7
       Depreciation and amortization                     76.5           56.6            9.8          142.9
       Earnings before interest and taxes               240.5          157.8                         398.3
       Interest                                          39.4           37.8                          77.2
       Income taxes                                      72.2           42.9                         115.1
       Net income                                       128.9           77.1                         206.0
       Total Assets-December 31, 1998                 7,389.1        4,595.8                      11,984.9
       Capital expenditures                              24.6           85.6                         110.2

  NINE MONTHS ENDED SEPTEMBER 30, 1999
       Revenues                                   $   2,688.6  $       905.6     $     20.8   $    3,615.0
       Depreciation and amortization                    213.9          183.5           22.9          420.3
       Earnings before interest and taxes               540.9          367.1            2.2          910.2
       Interest                                         107.4          110.9            2.2          220.5
       Income taxes                                     149.3           92.0                         241.3
       Net income                                       284.2          164.2         (254.8)         193.6
       Capital expenditures                             221.5          231.3                         452.8

  NINE MONTHS ENDED SEPTEMBER 30, 1998
       Revenues                                   $   2,576.4  $       867.2     $   (139.2)   $   3,304.4
       Depreciation and amortization                    231.2          179.7          (14.2)         396.7
       Earnings before interest and taxes               477.0          355.6         (280.9)         551.7
       Interest                                         117.9          113.3           10.7          241.9
       Income taxes                                     129.7           86.2          (90.6)         125.3
       Net income                                       229.4          156.1         (201.0)         184.5
       Capital expenditures                              77.3          223.3                         300.6

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

      As discussed in Note (h) to CONSOLIDATED FINANCIAL STATEMENTS, we manage our operations in a manner that requires disclosure of two separate segments--the Generation Business and the Wires Business. However, the majority of our revenues are provided through bundled rate tariffs. Such revenues are allocated between the segments for internal reporting purposes. Certain activities discussed in Liquidity and Capital Resources are not managed currently at the segment level; however, specific references to segments are made as appropriate. The following discussion of trends and variations generally applies to the Company as a whole.

LIQUIDITY AND CAPITAL RESOURCES

         OPERATING ACTIVITIES resulted in $62.9 million decreased cash flow for the nine months ended September 30, 1999 as compared to the same period in 1998. This decrease reflects primarily the timing of payments of accounts payable and certain other expenses. Internal generation of cash exceeded our capital requirements during the first nine months of 1999 and 1998.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

      FINANCING ACTIVITIES for the first nine months of 1999 resulted in a net cash outflow of $392.4 million.

      Cash flow from (to) financing activities was as follows:

                                                                        Nine Months Ended
                                                                          September 30,
                                                                        1999           1998
                                                                   -------------- -----------

                                                                           (Millions)
         Issuance (repayment) of short-term debt, net                  $  35.9      $  (148.7)
         Issuance of long-term debt                                      230.0          150.0
         Repayment of long-term debt                                    (332.7)        (292.5)
         Payment of dividends                                           (312.2)        (312.4)
         Other                                                           (13.4)         (12.9)
                                                                  -------------- --------------
           Net cash flow to financing activities                       $(392.4)     $  (616.5)
                                                                  =============  =============


      In June 1999, we issued $150 million in aggregate principal of unsecured Senior Notes, Series 1999-A, with an annual coupon rate of 6.7%, due June 30, 2009; and $80 million of Medium-Term Notes, Series G, with an annual coupon rate of 6.3%, due June 21, 2001.

      During the first nine months of 1999, we retired $309 million in aggregate principal amount of mandatory debt maturities. In July 1999, we repurchased $23.7 million in aggregate principal amount of First and Refunding Mortgage Bonds that were made available through the open market.

      As of September 30, 1999, we have available for our use to meet capital requirements $915 million of remaining principal amount under our currently effective shelf registrations with the Securities and Exchange Commission.

      We have a commercial paper program that is supported by two credit facilities totaling $500 million. Proceeds from the sale of commercial paper are primarily used to provide working capital. Net borrowings under the program were $257.6 million at September 30, 1999.

      On November 1, 1999, we issued $75 million in aggregate principal of unsecured Senior Notes, Series 1999-B, with an annual coupon rate of 7.2%, due November 1, 2004.

      INVESTING ACTIVITIES for the first nine months of 1999 resulted in a net cash outflow of $517.2 million primarily due to $452.8 million of plant expenditures, $39.4 million of nuclear fuel expenditures and $19.9 million of contributions to nuclear decommissioning trusts. Of the plant expenditures, we spent approximately $221.5 million on Generation Business projects, including additional capacity and environmental upgrades, and $231.3 million on Wires Business projects.

      Cash flow to investing activities was as follows:


                                                             Nine Months Ended
                                                                September 30,
                                                             1999            1998
                                                          ----------     -----------
                                                                 (Millions)
      Plant expenditures                                   $ (452.8)      $  (300.6)
      Nuclear fuel                                            (39.4)          (70.2)
      Nuclear decommissioning contributions                   (19.9)          (37.5)
      Other                                                    (5.1)           (3.7)
                                                           ---------      ----------
               Net cash flow to investing activities       $ (517.2)      $  (412.0)
                                                           =========      ==========

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

GENERAL

     REVENUES for the three months and nine months ended September 30, 1999 were allocated to the Generation and Wires Businesses as follows:


                            Three Months Ended                    Nine Months Ended
                                September 30,                        September 30,
                           1999             1998               1999              1998
                       -------------    --------------     -------------    ------------
                                 (Millions)                          (Millions)
     Generation         $ 1,076.0        $ 1,013.6           $ 2,688.6       $ 2,576.4
     Wires                  354.7            329.1               905.6           867.2



     REVENUES for the three months and nine months ended September 30, 1999 varied from the same periods in the prior year primarily due to the following factors that affect both the Generation and Wires Businesses.


                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                                         1999 vs. 1998                       1999 vs. 1998
                                               ----------------------------------    ---------------------------------

                                                          (Millions)                            (Millions)
     Revenue - Electric Service
      Customer growth                                 $      21.0                              $     54.5
      Weather                                                 5.1                                    12.5
      Base rate refund                                                                              153.7
      Base rate reduction                                   (14.9)                                  (46.3)
      Fuel rate variance                                     17.8                                    18.7
      Other retail, net                                      (2.1)                                    2.7
                                                      ------------                             ----------
            Total retail                                     26.9                                   195.8
                                                      -----------                              ----------
     Other electric service                                  10.2                                    31.2
                                                      -----------                              ----------
            Total electric service                    $      37.1                            $      227.0
                                                      =============                            ===========



        ELECTRIC SERVICE REVENUES consists primarily of sales to retail customers in our service territory at rates authorized by the Virginia and North Carolina commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The primary factors affecting this revenue in the three months and nine months ended September 30, 1999 were customer growth, weather, rate refund/rate reduction, and changes in fuel rates.

     Customer growth - There were 37,735 more customers at September 30, 1999 as compared to September 30, 1998. These additional customers increased our electric service revenues by $21.0 million and $54.5 million for the quarter and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998.

     Weather - Electric service revenues for the nine months ended September 30, 1999 increased $12.5 million over the comparable period in 1998. This overall net increase reflects higher electricity demand for heating and cooling purposes during the first quarter and majority of the third quarter of 1999 as compared to those periods in the prior year. These increases were partially offset by lower electricity demand in the second quarter of 1999 due to somewhat milder weather during that period as compared to the same period in the prior year.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

       Heating and cooling degree-days were as follows:


                                                         Three months Ended                 Nine months Ended
                                                            September 30,                     September 30,
                                                      1999       1998    Normal        1999        1998      Normal
                                                   -------------------------------- ----------------------------------
       Heating degree-days                                                             2,240      2,035      2,431
       Percentage change from prior year                                                10.1%     (12.8)%

       Cooling degree-days                            1,095      1,148     1,072       1,460      1,612      1,522
       Percentage change from  prior year              (4.6)%     18.0%                 (9.4)%     25.7%






     Rate refund and rate reduction -- In the second quarter of 1998, as part of the settlement to resolve then outstanding rate proceedings, we agreed to a one-time rate refund of approximately $150 million and a two-phased rate reduction, $100 million effective March 1, 1998 and an additional $50 million effective March 1, 1999, with a base rate freeze through February 2002. Electric service revenues for the nine months ended September 30, 1999 increased approximately $150 million as compared to the same period in 1998 because of the 1998 rate refund. This increase was partially offset by the two-phased rate reduction that reduced electric service revenues for the three months and nine months ended September 30, 1999 by $14.9 and $46.3 million, respectively.

     Fuel rates - The increase in fuel rate revenues is attributable to higher fuel rates in effect during the second and third quarters of 1999, as compared to the same periods in 1998.

      IMPAIRMENT OF REGULATORY ASSETS was recorded during the second quarter of 1998 in connection with the 1998 rate settlement. See Note (b) to the CONSOLIDATED FINANCIAL STATEMENTS.

INTEREST EXPENSE, NET decreased for the nine months ended September 30, 1999, as compared to the same period in 1998, due in part to the interest cost associated with the 1998 rate refund in the 1998 rate settlement. See Note (b) in CONSOLIDATED FINANCIAL STATEMENTS for further discussion of the 1998 rate settlement. In addition, upon discontinuance of SFAS No. 71, we began capitalizing interest in accordance with SFAS No. 34, CAPITALIZATION OF INTEREST COST, in our Generation Business construction projects.

    EXTRAORDINARY ITEM -DISCONTINUANCE OF SFAS NO. 71 - On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. See Note (b) to CONSOLIDATED FINANCIAL STATEMENTS.

     Under this legislation, our base rates will remain generally unchanged until July 2007. We believe these rates will provide a reasonable opportunity to recover potentially stranded costs. The legislation's deregulation of generation is an event that required discontinuation of SFAS No. 71 for our generation operations although recovery of generation-related costs continues to be provided through capped rates and wires charges assessed to those customers opting for alternate suppliers. Our transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, cost-based recovery of fuel expenses continues until July 2007. Generation-related assets and liabilities that will not be recovered through the capped rates were written off in March 1999, resulting in an after-tax charge to earnings of $254.8 million.

                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

GENERATION BUSINESS

     Our Generation Business increased net income by approximately $38.8 million and $54.8 million for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. The overall change was primarily attributable to changes in the composition and the fair value of our portfolio of commodity contracts as well as the settlement of commodity contract liabilities using Company resources rather than market purchases. Selected financial information relevant to our Generation Business is as follows:



                                                 Three Months Ended                 Nine Months Ended
                                                    September 30,                      September 30,
                                               1999               1998            1999               1998
                                           --------------      ------------    ------------     ------------
                                                     (Millions)                         (Millions)
     Revenues--electric service              $ 942.1             $ 931.9        $ 2,427.8        $ 2,395.8
     Revenues--other                           133.9                81.7            260.8            180.6
     Fuel, net                                 317.8               282.8            779.1            753.3
     Purchased power capacity, net             195.9               216.7            604.3            601.0
     Operation and maintenance                 131.7               123.4            365.3            319.6
     Earnings before interest and taxes        289.1               240.5            540.9            477.0
     Net income                                167.7               128.9            284.2            229.4



     REVENUES-OTHER includes sales of electricity beyond our service territory and sales of natural gas, nuclear consulting services, energy management services and other revenue. The increase for the three months and nine months ended September 30, 1999, as compared to the same periods in 1998, is primarily due to changes in the composition and the fair value of our portfolio of commodity contracts as well as the settlement of commodity contract liabilities using Company resources rather than market purchases.

     FUEL, NET increased for the three months ended September 30, 1999 primarily due to increased energy purchases to meet system requirements and the effect of increased fuel rate recoveries in 1999. FUEL, NET for the nine months ended September 30, 1999 increased due to increased fuel costs resulting from higher production from our generating units and increased energy purchases, offset in part by deferral of fuel costs expected to be recovered in future fuel rates.

     PURCHASED POWER CAPACITY, NET for the three months ended September 30, 1999 decreased as compared to the comparable period in 1998, primarily due to the timing of the accrual of certain contract payments in the third quarter of 1998.

     OPERATIONS AND MAINTENANCE increased for the nine months ended September 30, 1999 as compared to comparable period in 1998, primarily as a result of costs associated with planned outages.

PAGE 17
                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                                   (CONTINUED)

WIRES BUSINESS

     Overall, our Wires Business contributed $9.1 million less to net income for the three months ended September 30, 1999, as compared to the same period in 1998, primarily due to increased service restoration costs associated with hurricane damage. For the nine months ended September 30, 1999, our Wires Business generated an additional $8.1 million of net income as compared to the same period in 1998. The overall change was primarily due to increased revenues for electric transmission services and customer growth, offset in part by increased expenses associated with ice storm and hurricane damage. Selected financial information relevant to our Wires Business is as follows:

                                                   Three Months Ended                   Nine Months Ended
                                                     September 30,                        September 30,
                                               1999                1998                1999             1998
                                           -------------      ----------------     ------------    ------------
                                                       (Millions)                            (Millions)
     Revenues--electric service              $ 348.0              $ 321.1             $ 891.8         $ 850.5
     Operation and maintenance                  99.8                 72.2               231.4           213.0
     Earnings before interest and taxes        144.1                157.8               367.1           355.6
     Net income                                 68.0                 77.1               164.2           156.1


     ELECTRIC SERVICE REVENUES increased in both the three months and nine months ended September 30, 1999, as compared to the same period in 1998, due to increased revenues for electric transmission services and increased sales resulting primarily from customer growth.

     OPERATIONS AND MAINTENANCE related to the Wires Business increased for the three months and nine months ended September 30, 1999 as compared to comparable periods in 1998, primarily due to increased service restoration costs during the first and third quarters of 1999 associated with ice storm and hurricane damage.

CONTINGENCIES

      For information on contingencies, see Note (c) to CONSOLIDATED FINANCIAL STATEMENTS.

FUTURE ISSUES

COMPETITION

      On March 25, 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia which will provide for customer choice beginning in 2002. Under this legislation, our base rates will remain unchanged until July 2007 and recovery of generation-related costs will continue to be provided through capped rates and wires charges assessed to those customers opting for alternate suppliers. In the absence of capped rates, we would be exposed, on a pre-tax basis, to approximately $3.2 billion of potential losses related to long-term power purchase commitments.

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

      For additional information, see Note (b) to CONSOLIDATED FINANCIAL STATEMENTS and our discussion of the retail access pilot program in Item 5. OTHER INFORMATION in Part II of this Form 10-Q.

NORTH CAROLINA RATES

      In support of the request of our parent company, Dominion Resources, for approval by the North Carolina Utilities Commission of its proposed merger with Consolidated Natural Gas Company, we and Dominion Resources reached an agreement with the Public Staff of the North Carolina Utilities Commission. As part of the agreement, we agreed not to request an increase in our North Carolina retail electric base rates until after December 31, 2005, except for certain events that would have a significant financial impact on our Company. Such events could include any governmental action or an occurrence that is beyond our control and not attributable to our fault or negligence. However, fuel rates are still subject to change under the annual fuel cost adjustment proceedings. The North Carolina Utilities Commission approved the merger, subject to conditions agreed to by Dominion Resources and our Company, on October 18, 1999.

CLEAN AIR ACT MATTERS

      On November 8, 1999 and September 21, 1999, we received notices from the Attorney General of the States of Connecticut and New York, respectively, of their intention to file suit against Company for alleged violations of the Clean Air Act. The notices question whether modifications at certain Virginia Power generating facilities were properly permitted under the Clean Air Act and allege that emissions from these facilities have contributed to damage to public health and the environment in the Northeast. To date, no suits have been filed. We believe, based on newspaper reports and other sources, that we are one of a number of companies with fossil fuel power generating stations in the southeast and central U.S. to have received such notifications. We believe that we have obtained the permits necessary in connection with our generating facilities and that suits, if any, filed by the Attorney Generals would not have a material adverse effect on our financial condition or results of operations.

YEAR 2000 READINESS

      The systems essential to providing electricity to our 2 million customers during the New Year rollover are year 2000 ready. Greater than 99% of our systems identified as critical to our operations are year 2000 ready. We anticipate that 100% of such systems will be year 2000 ready prior to January 1, 2000. During the remainder of 1999, the project team will focus on validating and fine-tuning contingency plans, non-critical remediation, validation of remediated components, and validation of critical supplier readiness.

      We expect year 2000 costs to be approximately $28 million to $33 million. Actual year 2000 costs of $23 million have been expended as of September 30, 1999. Expenses not yet incurred relate to contingency planning, communications activities, remediation of non-critical systems and continued remediation validation.

      We have completed a comprehensive assessment of the readiness of our suppliers. Suppliers include vendors, manufacturers, material providers, service providers, other energy providers and business partners. Based on this assessment, we have developed contingency plans for critical suppliers such as having extra supplies on hand.

     PAGE 19
                       VIRGINIA ELECTRIC AND POWER COMPANY

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

      Our year 2000 readiness efforts include evaluation of reasonably likely worst case scenarios and the development of contingency plans to address such scenarios, should they occur. In June 1999, we submitted our final contingency plans to the Southeastern Electric Reliability Council, one of the ten regional reliability councils in the North American Electric Reliability Council (NERC).

     When developing our contingency plans, we took into account that the Company, and the entire electric power industry, already have extensive contingency plans in place for many events such as extreme temperatures, storms, equipment failures, sudden loss of customer load or sudden loss of a generation unit. Year 2000 contingency planning is an extension of these existing plans. For example, one contingency plan allows for multiple alternate means of voice communications in the event that the public communication network fails.

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

     We are actively participating in industry contingency planning efforts at the regional and national level. We successfully participated in two nationwide drills by electric utilities on April 9, 1999, and on September 8-9, 1999, coordinated by the NERC. The April exercise simulated the partial failure of some primary voice and data communications to demonstrate the ability of electric utilities to communicate operating information using backup systems. The September drill was a simulation of the rollover and tested administration, operating, communications, and contingency response plans for the year 2000 transition. No actual communication systems or generating units were shut down during either exercise. Service to our customers during the two drills was not affected.

     We will continue to refine and validate our year 2000 contingency plans throughout the remainder of 1999.

     We cannot estimate or predict the potential adverse consequences, if any, that could result from a third party's failure to effectively address the year 2000 issue, but believes that any impact would be short-term in nature and would not have a material adverse impact on results of operations. Based on our Company's and industry analyses to date, we do not believe the most reasonably likely worst case scenarios identified above, if they were to occur, would have a material adverse affect on our businesses or results of operations.

      For additional information, see YEAR 2000 COMPLIANCE under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included in our Annual Report on Form 10-K for the year ended December 31, 1998.


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

     PAGE 20
                       VIRGINIA ELECTRIC AND POWER COMPANY

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

      We have determined a hypothetical loss by calculating a hypothetical fair value for each contract assuming a 10 percent unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at September 30, 1999 and December 31, 1998. This hypothetical 10 percent change in commodity prices would have resulted in a hypothetical loss of approximately $4.3 million and $13.5 million in the fair value of our commodity contracts as of September 30, 1999 and December 31, 1998, respectively.

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

                       VIRGINIA ELECTRIC AND POWER COMPANY

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


See Market Risk Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PAGE 22
                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------
         ENVIRONMENTAL MATTERS

      In April 1999, the Company was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill prevention, control and countermeasures (SPCC) plans and facility response plan (FRP) requirements at one of the Company's power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, the Company may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to be material to the Company's financial condition or results of operations.

       In August 1999, the Company identified matters at certain other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements. The Company reported these matters to the EPA and its plan for correction thereof. Presently, the EPA has not assessed any penalties against the Company, pending its review of the Company's disclosure information. Future resolution of these matters is not expected to have a material impact on the Company's financial condition or results of operations.

         CLEAN AIR ACT MATTERS

         On November 8, 1999 and September 21, 1999, Virginia Power received notices from the Attorney General of the States of Connecticut and New York, respectively, of their intention to file suit against the Company for alleged violations of the Clean Air Act. The notices question whether modifications at certain Virginia Power generating facilities were properly permitted under the Clean Air Act and allege that emissions from these facilities have contributed to damage to public health and the environment in the Northeast. To date, no suits have been filed. The Company believes, based on newspaper reports and other sources, that it is one of a number of companies with fossil fuel power generating stations in the southeast and central U.S. to have received such notifications. The Company believes that it has obtained the permits necessary in connection with its generating facilities and that suits, if any, filed by the Attorney Generals will not have a material adverse effect on the Company and its subsidiaries.




ITEM 5. OTHER INFORMATION
-------------------------

REGULATION
----------

VIRGINIA

         As previously reported, on March 20, 1998, the Virginia Commission issued an Order instructing Virginia Power and AEP-Virginia, as the Commonwealth's two largest investor-owned utilities, each to design and file a retail access pilot program. We filed a report on November 2, 1998, describing the details, objectives and characteristics of our proposed retail access pilot program. On August 6, 1999 the Hearing Examiner issued a report on interim rules for the introduction of electric and natural gas retail competition in Virginia. On September 8, 1999, Virginia Power, the Virginia Commission Staff and two other parties entered into an agreement which resolved the size and scope of the proposed Pilot Program and the methodology for determining the market price of electricity used in calculating the wires charge assessed to those customers opting for alternate suppliers. A Hearing was held on September 8-9, 1999 and the Hearing Examiner's Report is anticipated later this year.

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

PAGE 23
                       VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II. - OTHER INFORMATION
                                   (CONTINUED)


         The application seeks approval to create the Alliance RTO. If accepted, the Alliance RTO would operate the transmission systems of the companies, ensure transmission reliability and provide non-discriminatory access to the transmission grid. The applications include a proposed Alliance RTO open access transmission tariff that would cover service into, from and through the Alliance RTO.

         On October 1, 1999 the application process to form the Alliance RTO was completed. The Alliance Companies requested FERC issue an order approving the formation of the Alliance RTO by December 31, 1999.

RATES
-----

VIRGINIA
         On October 22, 1999, Virginia Power filed an application with the Virginia Commission for an increase of approximately $86 million in fuel rates to be effective December 1, 1999. The Company is waiting for a hearing to be scheduled.

NORTH CAROLINA

         RATE AGREEMENT

         In support of our parent company, Dominion Resources', request for approval by the North Carolina Utilities Commission of its proposed merger with Consolidated Natural Gas Company, the Company and Dominion Resources reached an agreement with the Public Staff of the North Carolina Utilities Commission. As part of the agreement, the Company agreed not to request an increase in our North Carolina retail electric base rates until after December 31, 2005, except for certain events that would have a significant financial impact on our Company. Such events could include any governmental action or an occurrence that is beyond our control and not attributable to our fault or negligence. However, fuel rates are still subject to change under the annual fuel cost adjustment proceedings. The North Carolina Utilities Commission approved the merger, subject to conditions agreed to by Dominion Resources and our Company, on October 18, 1999.

         COGENERATORS AND SMALL POWER PRODUCERS

         As previously reported, on November 6, 1998 we filed for approval of a new Schedule 19 which governs purchases from cogenerators and small power producers. On July 16, 1999, the North Carolina Commission issued an order directing us to file, on or before July 26, 1999, a long-term standard contract terms and conditions for five, ten and fifteen year periods for qualifying hydro-electric facilities and small power producers. On August 26, 1999 we filed the standard contract terms as directed by the North Carolina Commission.

         FUEL FILING

         On September 17, 1999, the Company filed a request with the North Carolina Commission for a $5.5 million increase in annual fuel rates. A hearing on the matter is scheduled for November 16, 1999.

SOURCES OF POWER
----------------

       Virginia Power established a new one-hour integrated service area summer peak demand of 16,216 MW on July 6, 1999. Also on July 6, 1999, a new system energy output record was established for a 24-hour period of 326,188 MWh.

FUTURE SOURCES OF POWER
-----------------------

      As previously reported, on May 14, 1999 the Virginia Commission approved construction of four gas-fired turbine generators in Fauquier County, Virginia. A Petition to Appeal the approval was filed by an opposing party July 13, 1999, in the Virginia Supreme Court. On September 28, 1999 the Virginia Supreme Court agreed to hear the Appeal. The same party has appealed the air permit issued to the Company by the Department of Environmental Quality. The Company will participate in both of the appeals in support of upholding the applicable order and permit. Construction of the units has begun with commercial operation expected by mid 2000.

PAGE 24
                       VIRGINIA ELECTRIC AND POWER COMPANY
                           PART II - OTHER INFORMATION
                                   (CONTINUED)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits:

3            Bylaws as in effect October 15, 1999 (filed herewith).

27           Financial Data Schedule (filed herewith).


(b) Reports on Form 8-K:

      The Company filed a Current Report on Form 8-K, dated October 27, 1999, relating to the sale of $75 million of Senior notes.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       VIRGINIA ELECTRIC AND POWER COMPANY
                                   Registrant

November 12, 1999
                                            /S/ M. S. Bolton, Jr.
                                -------------------------------------------
                                                M. S. Bolton, Jr.
                                         Vice President and Controller
                                          (Principal Accounting Officer)