Form 10-Q
period 2000-03-31
VIRGINIA ELECTRIC & POWER CO
filed 2000-05-15
CIK 103682

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ___________________

                                    FORM 10-Q
                                   ___________

(Mark one)

      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     ---
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       or

    ___          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to

                         Commission File Number 1-2255


                      VIRGINIA ELECTRIC AND POWER COMPANY
             (Exact name of registrant as specified in its charter)



                  VIRGINIA                              54-0418825
     (State or other jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)                Identification No.)


          ONE JAMES RIVER PLAZA                             23219
          RICHMOND, VIRGINIA
         (Address of principal executive offices)         (Zip Code)

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

Yes  X     No __
     -

At April 30, 2000, 171,484 shares of common stock, without par value, of the registrant were outstanding.

               VIRGINIA ELECTRIC AND POWER COMPANY

                        INDEX
                        -----

                                                                           Page
                                                                          Number
                                                                          ------
                           PART I. Financial Information
Item 1.
            Consolidated Financial Statements
                 Consolidated Statements of Income -                           3
                      Three Months Ended March 31, 2000 and 1999

                 Consolidated Balance Sheets -                               4-5
                      March 31, 2000 and December 31, 1999

                 Consolidated Statements of Cash Flows -                       6
                      Three Months Ended March 31, 2000 and 1999

                 Notes to Consolidated Financial Statements                 7-10

Item 2.     Management's Discussion and Analysis of                        11-18
                 Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About                    19
                 Market Risk

                            PART II.  Other Information

Item 1.     Legal Proceedings                                                 20

Item 4.     Submission of Matters to a Vote of Security Holders               20

Item 5.     Other Information                                                 20

Item 6.     Exhibits and Reports on Form 8-K                                  21

                      VIRGINIA ELECTRIC AND POWER COMPANY

                         PART I. Financial Information
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)




                                                                              Three Months Ended
                                                                                   March 31,
                                                                             2000              1999
                                                                            ------            ------

                                                                                   (Millions)
Revenue:
    Electric service                                                        $1,098            $1,045
    Other                                                                       28                44
                                                                            ------            ------
          Total                                                              1,126             1,089
                                                                            ------            ------

Expenses:
  Fuel, net                                                                    250               218
  Purchased power capacity, net                                                193               210
  Restructuring costs                                                           20
  Operations and maintenance                                                   213               202
  Depreciation and amortization                                                135               141
  Taxes other than income                                                       56                72
                                                                            ------            ------
          Total                                                                867               843
                                                                            ------            ------

Income from operations                                                         259               246
Other income                                                                    14                 9
                                                                            ------            ------
Income before interest and income taxes                                        273               255
                                                                            ------            ------
Interest and related charges:
  Interest expense, net                                                         68                72
  Distributions - Preferred securities of subsidiary trust                       3                 3
                                                                            ------            ------
          Total                                                                 71                75
                                                                            ------            ------

Income before income taxes                                                     202               180
Income tax expense                                                              72                66
                                                                            ------            ------
Income before extraordinary item                                               130               114
Extraordinary item (net of income taxes of $197)                                                (255)
                                                                            ------            ------
Net income (loss)                                                              130              (141)
Preferred dividends                                                             10                 8
                                                                            ------            ------
Balance available for common stock                                          $  120            $ (149)
                                                                            ======            ======




The Company had no other comprehensive income reportable in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income.

The accompanying notes are an integral part of the consolidated financial statements.

PAGE 4
                      VIRGINIA ELECTRIC AND POWER COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                     Assets
                                  (Uuaudited)

                                                    March 31,       December 31,
                                                       2000             1999*
                                                     -------          -------
                                                             (Millions)
CURRENT ASSETS:
   Cash and cash equivalents                         $   145          $    62
   Accounts receivable:
   Customer accounts receivable, net                     662              664
   Other                                                  63               67
   Materials and supplies:
   Plant and general                                     125              124
   Fossil fuel                                            94              111
   Commodity contract assets                             282              362
   Other                                                 114              145
                                                     -------          -------
   Total current assets                                1,485            1,535
                                                     -------          -------

INVESTMENTS:
   Nuclear decommissioning trust funds                   811              818
   Other                                                  52               52
                                                     -------          -------
   Total investments                                     863              870
                                                     -------          -------

DEFERRED DEBITS AND OTHER ASSETS:
   Regulatory assets                                     217              221
   Unamortized debt issuance costs                        32               31
   Other                                                  27               29
                                                     -------          -------
   Total deferred debits and other assets                276              281
                                                     -------          -------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment                      15,808           15,688
   Less accumulated depreciation                       6,850            6,746
                                                     -------          -------
                                                       8,958            8,942
   Nuclear fuel, net                                     149              137
                                                     -------          -------
   Net property, plant and equipment                   9,107            9,079
                                                     -------          -------

Total assets                                         $11,731          $11,765
                                                     =======          =======

The accompanying notes are an integral part of the consolidated financial statements.

* The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

PAGE 5
                      VIRGINIA ELECTRIC AND POWER COMPANY

                          CONSOLIDATED BALANCE SHEETS

                      Liabilities and Stockholder's Equity
                                  (Unaudited)


                                                                                      March 31,        December 31,
                                                                                        2000               1999*
                                                                                       -------            -------

                                                                                               (Millions)
CURRENT LIABILITIES:
  Securities due within one year                                                       $   319            $   375
  Short-term debt                                                                          185                378
  Accounts payable, trade                                                                  512                534
  Payrolls accrued                                                                          54                 88
  Interest accrued                                                                          86                 97
  Taxes accrued                                                                            112                 52
  Commodity contract liabilities                                                           274                347
  Other                                                                                    210                165
                                                                                       -------            -------
     Total current liabilities                                                           1,752              2,036
                                                                                       -------            -------

LONG-TERM DEBT                                                                           3,771              3,551
                                                                                       -------            -------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes                                                      1,460              1,452
  Deferred investment tax credits                                                          142                146
  Other                                                                                    192                193
                                                                                       -------            -------
     Total deferred credits and other liabilities                                        1,794              1,791
                                                                                       -------            -------

COMMITMENTS AND CONTINGENCIES (See Note D)

COMPANY OBLIGATED MANDATORILY REDEEMABLE   PREFERRED SECURITIES OF
 SUBSIDIARY TRUST**                                                                        135                135
                                                                                       -------            -------

PREFERRED STOCK:
  Preferred stock not subject to mandatory redemption                                      509                509
                                                                                       -------            -------

COMMON STOCKHOLDER'S EQUITY:
  Common stock                                                                           2,738              2,738
  Other paid-in capital                                                                     17                 17
  Earnings reinvested in business                                                        1,015                988
                                                                                       -------            -------
     Total common stockholder's equity                                                   3,770              3,743
                                                                                       -------            -------

Total liabilities and stockholder's equity                                             $11,731            $11,765
                                                                                       =======            =======

The accompanying notes are an integral part of the consolidated financial statements.

*The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

** As described in Note E to CONSOLIDATED FINANCIAL STATEMENTS, the 8.05% Junior Subordinated Notes totaling $139 million principal amount constitute 100% of the Trust's assets.

PAGE 6
                      VIRGINIA ELECTRIC AND POWER COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                  2000               1999
                                                                                                 -----              -----

                                                                                                         (Millions)
Cash flow from (to) operating activities:
 Net income (loss)                                                                               $ 130              $(141)
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization (includes amortization of nuclear fuel)                           157                162
   Deferred income taxes                                                                             9                 13
   Deferred investment tax credits, net                                                             (4)                (4)
   Deferred fuel expenses                                                                                              (7)
   Restructuring costs                                                                              20
   Extraordinary item, net of income taxes                                                                            255
   Changes in:
   Accounts receivable                                                                               6                133
   Materials and supplies                                                                           16                 (5)
   Accounts payable                                                                                (22)              (103)
   Accrued expenses                                                                                 15                 13
   Commodity contract assets and liabilities                                                         7                (13)
   Other                                                                                            63                 17
                                                                                                 -----              -----
Net cash flow from operating activities                                                            397                320
                                                                                                 -----              -----

Cash flow from (to) financing activities:
 Issuance (repayment) of short-term debt, net                                                     (193)                10
 Issuance of long-term debt                                                                        220
 Retirement of long-term debt and preferred stock                                                  (57)               (40)
 Common stock dividend payments                                                                    (93)               (98)
 Preferred stock dividend payments                                                                 (10)                (8)
 Distribution-preferred securities of subsidiary trust                                              (3)                (3)
                                                                                                 -----              -----
Net cash flow to financing activities                                                             (136)              (139)
                                                                                                 -----              -----

Cash flow to investing activities:
 Plant expenditures                                                                               (128)              (137)
 Nuclear fuel                                                                                      (34)               (18)
 Nuclear decommissioning contributions                                                              (9)                (8)
 Other                                                                                              (7)
                                                                                                 -----              -----
Net cash flow to investing activities                                                             (178)              (163)
                                                                                                 -----              -----

Increase in cash and cash equivalents                                                               83                 18
Cash and cash equivalents at beginning of period                                                    62                 49
                                                                                                 -----              -----
Cash and cash equivalents at end of period                                                       $ 145              $  67
                                                                                                 =====              =====

The accompanying notes are an integral part of the consolidated financial statements.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A.  Significant Accounting Policies

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

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the cash flows for the three months ended March 31, 2000 and 1999. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

  These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Note B. Extraordinary Item - Discontinuance of SFAS No. 71

  In 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. Such legislation will deregulate generation by 2002 with the phase-in of retail customer choice beginning at that time. Under this legislation, the Company's base rates will remain generally unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates. The legislation's deregulation of generation required discontinuation of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, for the Company's generation operations in the quarter ended March 31, 1999. Discontinuing SFAS No. 71 resulted in an after-tax charge of $255 million to write-off expected unrecoverable generation-related assets and reversal of previously deferred investment tax credits. The Company's transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71 and fuel expense continues to be subject to deferral accounting.

  For further discussion of the impact of deregulation in Virginia on the Company, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes B and R to the CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Note C.   Restructuring Costs

  On January 28, 2000, Dominion Resources, Inc. (Dominion), Virginia Power's parent company, acquired Consolidated Natural Gas Company (CNG). Subsequent to the acquisition, Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. The restructuring plan includes the following components:

     o  An involuntary severance program;

     o A transition plan to implement operational changes to provide efficiencies, including the consolidation of post-merger operations and the integration of information technology systems;

     o  A voluntary early retirement program.

  Dominion and its subsidiaries established a comprehensive involuntary severance package for salaried employees whose positions will be eliminated. Severance payments are based on the individual's base salary and years-of-service at the time of termination. Under the restructuring plan, approximately 200 employee positions at Virginia Power have been identified for elimination. Restructuring charges related to workforce reduction costs approximating $20 million were accrued in the first quarter of 2000, reflecting management's best estimate of severance and related costs to be incurred under the plan. At March 31, 2000, a total of 75 positions had been eliminated, resulting in severance payments totaling $696,000.

  On January 28, 2000, Dominion announced an early retirement program (the "ERP"). This program is a voluntary program for all salaried employees of Dominion, excluding officers. The early retirement option will provide up to three additional years of age and three additional years of employee service, subject to age and service maximums under the companies' retirement plans, for purposes of the benefit formula under the retirement plans. Employees who have attained age 52 and completed at least five years of service as of July 1, 2000 are eligible under the ERP. To elect early retirement, salaried employees must notify Dominion during the period from April 3 through May 17.

  The expense and related liability associated with the ERP will be recognized upon the Company's receipt of eligible employees' election to accept the ERP. Employees who are involuntarily terminated are also eligible to elect early retirement under the ERP. However, the amount of severance pay may be subject to reduction as a result of coordination with the additional retirement plan benefits provided by the ERP. Whether the ERP is made available to employees covered by the collective bargaining agreement and the period for electing to retire under the ERP are subject to discussion with union representatives.

  Virginia Power is expected to incur additional charges relating to restructuring and other merger-related activities as business operations are consolidated and administrative functions are integrated.


Note D.   Commitments and Contingencies

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

   The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At March 31, 2000, any pending or possible claims were not recognized as an asset or offset against such obligations of the Company.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

  In 1999, the Company was notified by the Department of Justice of alleged noncompliance with the EPA's oil spill prevention, control and countermeasures
(SPCC) plans and facility response plan (FRP) requirements at one of the Company's power stations. If, in a legal proceeding, such instances of noncompliance are deemed to have occurred, the Company may be required to remedy any alleged deficiencies and pay civil penalties. Settlement of this matter is currently in negotiation and is not expected to be material to the Company's financial condition or results of operations.

  In 1999, the Company identified matters at certain other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements. The Company reported these matters to the EPA and its plan for correction thereof. Presently, the EPA has not assessed any penalties against the Company, pending its review of the Company's disclosure information. Future resolution of these matters is not expected to have a material impact on the Company's financial condition or results of operations.

  In 1999, the Company received notices from the Attorneys General of Connecticut and New York, respectively, of their intention to file suit against the Company for alleged violations of the Clean Air Act. The notices question whether modifications at certain Virginia Power generating facilities were properly permitted under the Clean Air Act and allege that emissions from these facilities have contributed to damage to public health and the environment in the Northeast. Management believes, based on newspaper reports and other sources, that it is one of a number of companies with fossil fuel power generating stations in the southeast and central United States to have received such notifications. The Company believes that it has obtained the permits necessary in connection with its generating facilities and that legal proceedings, if pursed by the Attorneys General, would not have a material adverse effect on it's financial condition or results of operations.

  In a related development, in May 2000, the Company received a Notice of Violation (NOV) from the EPA, alleging as had the Attorneys General's notices that Virginia Power is operating its Mt. Storm Power Station in West Virginia in violation of the Clean Air Act. The NOV alleges that the Company failed to obtain New Source Review permits prior to undertaking specified construction projects at the station. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. The Company believes that it has obtained the permits necessary in connection with its generating facilities and will vigorously defend against the allegations in the NOV.

  For additional information regarding Contingencies, see Note R to CONSOLIDATED FINANCIAL STATEMENTS included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Note E. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

  In 1995, the Company established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5.4 million shares of Preferred Securities for $135 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by VP Capital Trust.

  Virginia Power issued $139 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) in exchange for the $135 million realized from the sale of the Preferred Securities and $4 million of common securities of VP Capital Trust. The common securities represent the remaining 3% beneficial ownership interest in the assets held by VP Capital Trust. The Notes constitute 100% of VP Capital Trust's assets.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

Note F.   Preferred Stock

  As of March 31, 2000 the total number of authorized shares for all preferred stock (whether or not subject to mandatory redemption) was 10 million shares. There were 1.4 million and 5.1 million issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively.

  In March 2000, the Company redeemed 400,000 shares of preferred stock subject to mandatory redemption. The remaining 1.4 million shares of preferred stock subject to mandatory redemption are scheduled to be redeemed in September 2000. Accordingly, the Company has classified the $140 million of preferred stock subject to mandatory redemption in Securities due within one year at March 31, 2000.

Note G.    Recently Issued Accounting Standards

  The Financial Accounting Standards Board has issued an Exposure Draft proposing amendments to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. If adopted, the proposed new accounting standard will become effective with the implementation of SFAS No. 133. The Exposure Draft addresses various implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives. The Company is in the process of assessing the impact and method of adoption of SFAS No. 133 and has not estimated the financial impact of adoption. To the extent that any of the contracts are subject to fair value accounting, implementing appropriate hedging strategies could possibly mitigate the potential impact on earnings volatility.

Note H.   Business Segments

  The Company manages its operations along two primary business lines, Energy and Delivery. The Energy segment, formerly the Generation segment, encompasses the Company's generation portfolio, trading and marketing activities, nuclear consulting services and energy services activities. The Delivery segment includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to cost-based regulation.

  The majority of the Company's revenues are provided through bundled rate tariffs. Such revenues generally are allocated between the two business lines for management reporting based on prior cost of service studies. Amounts in Other include: 1) transactions or events for which the segments are not held accountable for internal reporting purposes (including the 2000 restructuring charge and 1999 extraordinary item); 2) adjustments to reconcile internal financial statement groupings to those used to prepare the externally reported consolidated financial statements; 3) intercompany eliminations, where applicable; and 4) assets of the Company's corporate operations that are not allocated to our Energy and Delivery segments for internal reporting purposes.

                                                                                                  Consolidated
                 Description                           Energy         Delivery          Other            Total
---------------------------------------------------------------------------------------------------------------
                                                                                (Millions)
Three Months Ended March 31, 2000
  Revenues                                                $825            $297           $   4           $1,126
  Income before interest and income taxes                  152             141             (20)             273
  Net income (loss)                                         76              67             (13)             130

Three Months Ended March 31, 1999
  Revenues                                                $802            $281           $   6           $1,089
  Income before interest and income taxes                  141             114                              255
  Net income (loss)                                         65              49            (255)            (141)

                      VIRGINIA ELECTRIC AND POWER COMPANY

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995, including (without limitation) discussions as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters discussed in this document. These discussions, and any other discussions, including certain contingency matters (and their respective cautionary statements) discussed elsewhere in this report, that are not historical facts, are forward-looking and, accordingly, involve estimates, projections, goals, forecasts, assumptions and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

  The business and financial condition of Virginia Power are influenced by a number of factors including political and economic risks, market demand for energy, inflation, capital market conditions, governmental policies, legislative and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the Environmental Protection Agency (EPA), the Department of Energy, the Nuclear Regulatory Commission, the Virginia Commission and the North Carolina Utilities Commission), industry and rate structure and legal and administrative proceedings. Some other important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, present or prospective wholesale and retail competition, competition for new energy development opportunities, pricing and transportation of commodities, operation of nuclear power facilities, acquisition and disposition of assets and facilities, nuclear decommissioning costs, exposure to changes in the fair value of commodity contracts, counter-party credit risk and unanticipated changes in operating expenses and capital expenditures. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Virginia Power. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on Virginia Power.

  Any forward-looking statement speaks only as of the date on which such statement is made, and Virginia Power undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Business Segments

  We manage our operations in a manner that requires disclosure of two business segments--Energy and Delivery. Our Energy segment, formerly the Generation segment, includes our portfolio of generating facilities and purchased power contracts, trading and marketing activities, nuclear consulting services, and energy services activities. Our Delivery segment includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to cost-based regulation.

  The majority of our revenue is provided through bundled rate tariffs. Such revenue is allocated between the Energy and Delivery segments for internal reporting purposes and discussion herein. Certain activities discussed in Liquidity and Capital Resources are not managed currently at the segment level; however, specific references to segments are made as appropriate. Our discussion of trends and variations generally applies to Virginia Power as a whole.

Liquidity and Capital Resources

Internal Sources of Liquidity

  Cash flow from operating activities provided $397 million and $320 million during the quarters ended March 31, 2000 and 1999, respectively. Operating cash flow, after dividend payments, covered over 100 percent of our plant and nuclear fuel expenditures during each of these quarters and, on average, covered over 80 percent of our total cash requirements. Cash requirements not met by the timing or amount of cash flow from operations are generally satisfied with proceeds from the sale of securities and short-term borrowings.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

External Sources of Liquidity

  In March 2000, we issued $220 million in aggregate principal of variable-rate medium-term notes maturing in 2002. We also entered a swap agreement as a hedge to synthetically convert these variable-rate notes to fixed rate debt. Under the swap agreement, we will pay a 7.27% fixed rate. We issued the notes primarily to satisfy the retirement during the first quarter of 2000 of approximately $57 million of outstanding debt and preferred stock and repayments in April 2000 of $169 million of outstanding debt.

  We have a commercial paper program that is supported by two credit facilities totaling $500 million. Net borrowings under the program were $185 million at March 31, 2000, a decrease of $193 million from amounts outstanding at December 31, 1999. Borrowings under these facilities are used to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by current cash provided from operations.

  As of March 31, 2000, we have $520 million of remaining principal amount under currently effective shelf registrations with the Securities and Exchange Commission available to meet capital requirements.

Capital Expenditures

  During the quarter ended March 31, 2000, our investing activities resulted in net cash outflows of $178 million. These activities included plant and nuclear fuel expenditures of $162 million. Generation-related projects totaled approximately $87 million and included continued construction of four 150 MW combustion turbines, expected to be completed by midyear 2000, environmental upgrades, and routine capital improvements. We spent approximately $71 million on transmission and distribution-related projects reflecting routine capital improvements and expenditures associated with new connections. Remaining plant and equipment expenditures of $4 million primarily reflects our continued investment in information technology.

  There have been no significant changes in the planned levels of spending for capacity and other capital projects and maturities of securities as disclosed in MD&A included in our Annual Report on Form 10-K for the year ended December 31, 1999. We expect to fund our capital requirements and maturities with cash flow from operations and a combination of sales of securities and short-term borrowings.

Results Of Operations

   The following General discussion of the results of operations for Virginia Power considers those aspects of the results of our operations that relate to both our Energy and Delivery segments, and accordingly, are discussed on a consolidated basis. In addition, we discuss separately the results of operations specific to our Energy and Delivery segments.

General

  Total Revenue for the quarters ended March 31, 2000 and 1999, respectively was allocated to the Energy and Delivery segments as follows:

                                               Quarter Ended March 31,
                                               2000                1999
                                           -----------        ------------
                                                    (Millions)
          Energy                              $  825              $  802
          Delivery                               297                 281
          Other*                                   4                   6
                                              ------              ------
               Total Revenue                  $1,126              $1,089
                                              ======              ======

          *See Note H to CONSOLIDATED FINANCIAL STATEMENTS for discussion of the nature of this line item.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

  Electric service revenue consists primarily of sales to retail customers in our service territory at rates authorized by the Virginia and North Carolina regulatory commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The following analysis and discussion present the primary factors affecting this revenue for the quarter ended March 31, 2000:


                                                        Three Months Ended
                                                            March 31,
                                                          2000 vs. 1999
                                                     -----------------------
                                                            (Millions)
               Electric service revenue
               Retail customer growth                           $19
               Weather                                            1
               Base rate reduction                               (8)
               Fuel rate variance                                10
               Other retail, net                                 25
                                                                ---
                    Total retail                                 47
                                                                ---
               Other electric service                             6
                                                                ---
                    Total electric service                      $53
                                                                ===


  Retail customer growth--Electric service revenue increased approximately $19 million due to higher levels of retail customers during the quarter ended March 31, 2000 compared to the comparable quarter of the prior year. On average, there were approximately 38,000 more retail customers during the quarter ended March 31, 2000 versus the comparable quarter of 1999.

  Weather--Weather typically has a significant impact on our electric service revenue. However, for the comparative periods presented, weather did not have a significant impact.

  Base rate reduction--As part of our 1998 rate settlement, we agreed to a two-phased rate reduction, $100 million effective March 1, 1998 and an additional $50 million effective March 1, 1999. The impact of the second phase rate reduction on the quarter ended March 31, 2000 was an $8 million reduction of electric service revenue compared to the comparable period in 1999. As a result of Virginia law enacted in 1999, our Virginia jurisdictional base rates will remain unchanged until July 2007. See Note B to CONSOLIDATED FINANCIAL STATEMENTS.

  Fuel rates--Currently, we recover the cost of fuel used in generating electricity through fuel rates approved by regulatory authorities. The increase in fuel rate revenue reflects higher fuel rates approved during the quarter ended March 31, 2000 as compared to the same quarter in 1999.

  Other retail, net--The extra "leap-year" day in February 2000 favorably impacted electric service revenue by approximately $12 million as compared to the quarter ended March 31, 1999. Other factors affecting electric service revenue for the quarter were individually insignificant.

  Other electric service revenue--This revenue increased during the quarter ended March 31, 2000, as compared to the comparable quarter in 1999, due to increased revenue for electric transmission services.

  Certain expenses, which are not allocated separately to the Energy and Delivery segments, changed as follows when compared to the respective prior quarter:

                      VIRGINIA ELECTRIC AND POWER COMPANY

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

  Restructuring Costs -During the first quarter 2000, restructuring costs were incurred in connection with the implementation of a plan to restructure the operations of all Dominion subsidiaries following its acquisition with Consolidated Natural Gas Company. We recorded a charge for approximately $20 million for costs associated with work-force reduction activities. See Note C. to the CONSOLIDATED FINANCIAL STATEMENTS for more information regarding these restructuring costs.

  Extraordinary item--This extraordinary item was recorded in connection with the passage of new legislation in 1999 establishing a detailed plan to restructure the electric utility industry in Virginia. The legislation's deregulation of generation was an event that required discontinuation of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, for our generation operations. Generation-related assets and liabilities not expected to be recovered through cost-based rates were written off in March 1999, resulting in an after-tax charge of $255 million. See Note B to CONSOLIDATED FINANCIAL STATEMENTS.

Energy

  Net income for our Energy segment increased for the quarter ended March 31, 2000 as compared to the same quarter of 1999. This growth in net income reflects increased electric service revenue resulting from growth in our customer base offset partially by lower revenues associated with our power and gas marketing and trading activities. Expenses for the quarter, as compared to the prior year quarter, increased reflecting higher fuel and operating expenses offset partially by lower expenses associated with depreciation and amortization and other taxes. Selected financial information relevant to the operations of our Energy segment for the comparative quarters is as follows:


                                                         Three Months Ended
                                                             March 31,
                                                      2000                1999
                                                    --------             ------
                                                             (Millions)
    Electric service revenue                         $ 809               $ 766
    Other revenue                                       16                  36
    Fuel, net                                          250                 218
    Purchased power capacity, net                      193                 210
    Operations and maintenance                         111                 100
    Depreciation and amortization                       66                  76
    Taxes other than income                              5                  17
    Income before interest and income taxes            152                 141
    Net income                                          76                  65

  Other revenue includes sales of electricity beyond our service territory, sales of natural gas, and other revenue. The decrease in other revenue during the quarter ended March 31, 2000 as compared to the same quarter in 1999 reflects primarily lower revenues associated with power marketing and trading activities and lower mark-to-market gains on our portfolio of commodity contracts.

  Fuel, net increased in the quarter ended March 31, 2000, as compared to the same quarter of 1999, primarily due to increased energy purchases and the inclusion of previously deferred fuel expenses being recovered in current fuel rates.

  Purchased power capacity, net decreased in the quarter ended March 31, 2000 as compared to comparable quarter of 1999 reflecting the expiration of two major long-term power purchase contracts as of December 31, 1999.

  Operations and maintenance increased in the quarter ended March 31, 2000 as compared to same quarter of 1999, primarily as a result of nuclear outage costs in the current quarter with no similar level of costs in 1999.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

  Depreciation and amortization decreased for the quarter ended March 31, 2000, as compared to the comparable quarter of 1999, reflecting the amortization of certain terminated construction projects in the prior year quarter with no such expenses occurring in the current quarter.

  Taxes other than income decreased during the quarter ended March 31, 2000 as compared to the comparable quarter of 1999 due to the accrual for a tax refund in the first quarter of 2000.

Delivery

  Overall, the net income of our Delivery segment increased for the quarter ended March 31, 2000, as compared to the comparable quarter of 1999, reflecting increased revenue for electric transmission services and lower costs associated with storm-related service restoration activities. Selected financial information relevant to the operations of our Delivery segment for the comparative quarters is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                       2000                1999
                                                     --------            -------
                                                               (Millions)
     Electric service revenue                         $ 289               $ 279
     Operations and maintenance                          61                  69
     Income before interest and income taxes            141                 114
     Net income                                          67                  49


  Operations and maintenance for the quarter ended March 31, 2000 as compared to the same period in 1999 was lower as the 1999 expenses reflected higher service restoration costs associated with ice-storm damage.

Future Issues

  The following discussion of future issues includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. We recommend that this section be read in connection with Future Issues in MD&A included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Competition-Legislative Initiatives

  Virginia
  In March 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia which will provide for customer choice beginning in 2002. For additional information on the impact of this legislation and customer choice, see Note B to CONSOLIDATED FINANCIAL STATEMENTS and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 1999. Since March 1999, we have supported certain technical amendments which were passed by the 2000 General Assembly and were signed by the Governor in April 2000.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

  In March 1998, the Virginia Commission issued an Order Establishing Investigation with regard to independent system operators, regional power exchanges and retail access pilot programs. The Order instructed Virginia Power and American Electric Power-Virginia (AEP) each to design and file a retail access pilot program. In response, we filed a report describing the details, objectives and characteristics of our proposed retail access pilot program and a hearing was held. On April 28, 2000, the Virginia Commission entered a Final Order adopting, with certain exceptions, the Hearing Examiner's recommendations, including the Hearing Examiner's market price methodology. Pursuant to the Final Order, the Company's pilot program will begin on September 1, 2000 and will initially give approximately 35,000 customers the ability to choose their electric supplier. The program will be expanded to include approximately 71,000 customers by January 2001. A final order from the Virginia Commission on the interim rules governing electric and gas retail pilot programs in Virginia is expected early in the second quarter of 2000.

  In April 2000, the Virginia Commission entered an order proposing regulations governing the functional separation of the generation, retail transmission, and distribution of incumbent electric utilities under the Virginia Electric Utility Restructuring Act (the Act). Pursuant to the Act, Virginia electric utilities are required to file their functional separation plans with the Virginia Commission by January 1, 2001. Comments on the Commission's proposed functional separation rules are due by May 22, 2000.

  North Carolina

  In April 2000, a study commission, established by the North Carolina General Assembly to explore the future of electric service in North Carolina, developed a proposal to provide full retail competition to North Carolina by January 1, 2006, with a phase-in beginning on January 1, 2005 of up to 50% of each power supplier's customer load. These recommendations will be part of a report to be given to the General Assembly scheduled to begin in May 2000. The study commission will recommend to the 2001 General Assembly specific legislative language necessary to accomplish its recommendations including a proposal regarding resolution of certain issues concerning municipal power agency debt.

Restructuring Charges

  We expect to incur additional charges relating to restructuring and other merger-related activities as business operations are consolidated and administrative functions are integrated. The planned workforce reductions should avoid future annualized operating costs of approximately $18 million that would have otherwise been incurred. See Note C. to CONSOLIDATED FINANCIAL STATEMENTS for further discussion of restructuring activities and related costs.

Clear Air Act Matters

  The Virginia Department of Environmental Quality (DEQ) is proposing to impose a plantwide ozone season NOx emission limit of 0.15 lb/mmBtu at the Possum Point Power Station beginning in May 2003 as part of a State Implementation Plan to address ozone levels in Northern Virginia, which is classified as a serious ozone non-attainment area. Given the age of the existing units at Possum and the high probability of additional control requirements in the future, we evaluated various options to optimize the ability to continue to operate these units in a cost-effective manner while providing the Northern Virginia area with a reliable source of electricity. Based on this evaluation, we recently announced the planned replacement of 465 MW of existing coal-fired generation at Possum Point with a new, cleaner combined cycle gas unit at an estimated capital cost of $280 million.

                      VIRGINIA ELECTRIC AND POWER COMPANY

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

  In May 2000, Virginia Power received a Notice of Violation (NOV) from the EPA, alleging that Virginia Power is operating the Mt. Storm Power Station in West Virginia in violation of the Clean Air Act. The NOV alleges that we failed to obtain New Source Review permits prior to undertaking specified construction projects at the station. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. As previously disclosed, the Company has also received notices from the Attorneys General of Connecticut and New York claiming similar violations of the Clean Air Act. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. We believe that we have obtained the permits necessary in connection with our generating facilities and will vigorously defend against the allegations in the NOV. See Note D. to CONSOLIDATED FINANCIAL STATEMENTS for further discussion of this matter.

Recently Issued Accounting Standards

  The Financial Accounting Standards Board has issued an Exposure Draft proposing amendments to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. If adopted, the proposed new accounting standard will become effective with the implementation of SFAS No. 133. The Exposure Draft addresses various implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives. The Company is in the process of assessing the impact and method of adoption of SFAS No. 133 and has not estimated the financial impact of adoption. To the extent that any of the contracts are subject to fair value accounting, implementing appropriate hedging strategies could possibly mitigate the potential impact on earnings volatility.

Year 2000 Readiness

  We experienced a successful transition to the Year 2000 and to February 29, 2000. Our transmission and distribution systems and our generating units continued to operate smoothly through the transition periods. Our customers have not lost power as a result of a Year 2000 problem. We expect no significant Year 2000 problems in the future.

  Actual Year 2000 costs of $27 million have been expended as of March 31, 2000. Additional costs throughout the remainder of 2000 are not expected to be significant.

  We cannot estimate or predict the potential adverse consequences that could result from a third party's failure to effectively address remaining Year 2000 issues, if any, but believe that any impact would be short-term in nature and would not have a material adverse impact on results of operations.

Market Risk Sensitive Instruments and Risk Management

  We are exposed to market risk because we utilize financial instruments, derivative financial instruments and derivative commodity instruments. The market risks inherent in these instruments are represented by the potential loss due to adverse changes in commodity prices, interest rates and equity security prices as described below. Commodity price risk is experienced in our power generation and commodity marketing and trading business due to the exposure to market shifts in the prices received and paid for natural gas and electricity. Interest rate risk generally is related to our outstanding debt, preferred stock and trust-issued securities. We are exposed to equity price risk primarily as a result of equity securities held in nuclear decommissioning trusts.

  On a quarterly basis, we present an updated sensitivity analysis to disclose quantitative information about our exposure to commodity price risk as our portfolio of derivative commodity contracts held for trading purposes may change significantly each quarter. We do not present quarterly updates to the quantitative information regarding interest rate and equity price risk disclosed in Market Risk Sensitive Instruments and Risk Management under MD&A included in our Annual Report on Form 10-K for the year ended December 31, 1999. Generally, changes in our portfolio of securities subject to such risks do not give rise to significant changes in the quantitative information reported on an annual basis.

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

  We have determined a hypothetical loss by calculating a hypothetical fair value for each contract assuming a 10% unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at March 31, 2000 and December 31, 1999. This hypothetical 10% change in commodity prices would have resulted in a hypothetical loss of approximately $6 million and $5 million in the fair value of our commodity contracts as of March 31, 2000 and December 31, 1999, respectively.

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

                      VIRGINIA ELECTRIC AND POWER COMPANY

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK


  See Market Risk Sensitive Instruments and Risk Management under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PAGE 20
                      VIRGINIA ELECTRIC AND POWER COMPANY
                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

  In May 2000, the Company received a Notice of Violation (NOV) from the Environmental Protection Agency (EPA), alleging that Virginia Power is operating the Mt. Storm Power Station in West Virginia in violation of the Clean Air Act. The NOV alleges that we failed to obtain New Source Review permits prior to undertaking specified construction projects at the station. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. As previously reported, the Company has also received notices from the Attorneys General of Connecticut and New York claiming similar violations of the Clean Air Act. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief.

Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

a) By consent in lieu of an Annual Meeting, Dominion Resources, Inc., the sole holder of all the voting Common Stock of the Company, on April 28, 2000, approved amendments to the Company's Bylaws to change the number of Directors to be within a range of not less than three nor more than eighteen, and

b) elected the following persons to serve as Directors of the Company until the next annual election of the Board:

     Thos. E. Capps      Thomas F. Farrell, II  Edgar M. Roach, Jr.

Item 5. Other Information
--------------------------

Regulation

  Virginia
  --------

  In March 1998, the Virginia Commission issued an Order Establishing Investigation with regard to independent system operators, regional power exchanges and retail access pilot programs. The Order instructed Virginia Power and American Electric Power-Virginia (AEP) each to design and file a retail access pilot program. In response, we filed a report describing the details, objectives and characteristics of our proposed retail access pilot program and a hearing was held. On April 28, 2000, the Virginia Commission entered a Final Order adopting, with certain exceptions, the Hearing Examiner's recommendations, including the Hearing Examiner's market price methodology. Pursuant to the Final Order, the Company's pilot program will begin on September 1, 2000 and will initially give approximately 35,000 customers the ability to choose their electric supplier. The program will be expanded to include approximately 71,000 customers by January 2001. A final order from the Virginia Commission on the interim rules governing electric and gas retail pilot programs in Virginia is expected early in the second quarter of 2000.

  In April 2000, the Virginia Commission entered an order proposing regulations governing the functional separation of the generation, retail transmission, and distribution of incumbent electric utilities under the Virginia Electric Utility Restructuring Act (the Act). Pursuant to the Act, Virginia electric utilities are required to file their functional separation plans with the Virginia Commission by January 1, 2001. Comments on the Commission's proposed functional separation rules are due by May 22, 2000.

  North Carolina
  --------------

  In April 2000, a study commission, established by the North Carolina General Assembly to explore the future of electric service in North Carolina, developed a proposal to provide full retail competition to North Carolina by January 1, 2006, with a phase-in beginning on January 1, 2005 of up to 50% of each power supplier's customer load. These recommendations will be part of a report to be given to the General Assembly scheduled to begin in May 2000.

Environmental Matters

  The Virginia Department of Environmental Quality is proposing to impose a plantwide ozone season NOx emission limit of 0.15 lb/mmBtu at the Possum Point Power Station beginning in May 2003, as part of a State Implementation Plan to address ozone levels in Northern Virginia. For more details, see Future Issues under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PAGE 21
                      VIRGINIA ELECTRIC AND POWER COMPANY
                          PART II - OTHER INFORMATION
                                  (Continued)


Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

3              Bylaws, as amended and effective April 28, 2000 (filed herewith).

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



                       VIRGINIA ELECTRIC AND POWER COMPANY
                                   Registrant

May 12, 2000
                                             /S/J.L. Trueheart
                               ------------------------------------------
                                               J.L. Trueheart
                                   Group Vice President and Controller
                                        (Principal Accounting Officer)