Form 10-Q
period 2000-06-30
VIRGINIA ELECTRIC & POWER CO
filed 2000-08-14
CIK 103682

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________

(Mark one)

_X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-2255

VIRGINIA ELECTRIC AND POWER COMPANY

(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of Incorporation or Organization)	54-0418825 (I.R.S. Employer Identification No.)

120 Tredegar Street RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)

(804) 819-2000 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No __

At July 31, 2000, 171,484 shares of common stock, without par value, of the registrant were outstanding, all of which were held, beneficially and of record, by Dominion Resources, Inc.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX

		Page Number
Item 1.	PART I. Financial Information
	Consolidated Financial Statements
	Consolidated Statements of Income - Months Ended June 30, 2000 and 1999	3

	Consolidated Balance Sheets - June 30, 2000 and December 31, 1999	4-5

	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and 1999	6

	Notes to Consolidated Financial Statements	7-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
	PART II. Other Information
Item 1.	Legal Proceedings	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	22

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999
	(Millions)		(Millions)
Revenue:
Electric service	$1,076	$985	$2,174	$2,030
Other	71	102	99	146
Total	1,147	1,087	2,273	2,176

Expenses:
Fuel, net	256	243	506	461
Purchased power capacity, net	181	199	374	409
Restructuring costs	49		69
Operations and maintenance	242	237	455	439
Depreciation and amortization	139	133	274	274
Taxes other than income	60	61	116	133
Total	927	873	1,794	1,716

Income from operations	220	214	479	460
Other income	5	6	19	15
Income before interest and income taxes	225	220	498	475
Interest and related charges:
Interest expense, net	69	67	137	139
Distributions - Preferred securities of subsidiary trust	3	3	6	6
Total	72	70	143	145

Income before income taxes	153	150	355	330
Income tax expense	56	51	128	117
Income before extraordinary item	97	99	227	213
Extraordinary item (net of income taxes of $197)	______	______	_______	(255)
Net income (loss)	97	99	227	(42)
Preferred dividends	9	9	19	17
Balance available for common stock	$88	$90	$208	$(59)

The Company had no other comprehensive income reportable in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income.

The accompanying notes are an integral part of the consolidated financial statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

Assets

(Uuaudited)

	June 30,	December 31,
	2000	1999*
	(Millions)
CURRENT ASSETS:
Cash and cash equivalents	$102	$62
Accounts receivable:
Customer accounts receivable, net	855	664
Other	46	67
Materials and supplies:
Plant and general	130	124
Fossil fuel	120	111
Commodity contract assets	842	362
Other	133	125
Total current assets	2,228	1,515

INVESTMENTS:
Nuclear decommissioning trust funds	847	818
Other	52	52
Total investments	899	870

DEFERRED DEBITS AND OTHER ASSETS:
Regulatory assets	229	221
Unamortized debt issuance costs	31	31
Other	104	49
Total deferred debits and other assets	364	301

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	15,952	15,688
Less accumulated depreciation	6,996	6,746
	8,956	8,942
Nuclear fuel, net	141	137
Net property, plant and equipment	9,097	9,079

Total assets	$12,588	$11,765

The accompanying notes are an integral part of the consolidated financial statements.

* The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholder's Equity

(Unaudited)
	June 30,	December 31,
	2000	1999*
	(Millions)
CURRENT LIABILITIES:
Securities due within one year	$240	$375
Short-term debt	443	378
Accounts payable, trade	723	534
Payrolls accrued	67	88
Interest accrued	94	97
Taxes accrued	50	52
Commodity contract liabilities	831	347
Other	150	165
Total current liabilities	2,598	2,036

LONG-TERM DEBT	3,682	3,551

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes	1,469	1,452
Deferred investment tax credits	138	146
Other	293	193
Total deferred credits and other liabilities	1,900	1,791

COMMITMENTS AND CONTINGENCIES (See Note D)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST**	135	135

PREFERRED STOCK:
Preferred stock not subject to mandatory redemption	509	509

COMMON STOCKHOLDER'S EQUITY:
Common stock	2,738	2,738
Other paid-in capital	17	17
Earnings reinvested in business	1,009	988
Total common stockholder's equity	3,764	3,743

Total liabilities and stockholder's equity	$12,588	$11,765

The accompanying notes are an integral part of the consolidated financial statements.

*The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

** As described in Note E, the 8.05% Junior Subordinated Notes totaling $139 million principal amount constitute 100 percent of the Trust's assets.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2000	1999
	(Millions)
Cash flow from (to) operating activities:
Net income (loss)	$227	$(42)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	317	315
Deferred income taxes	26	29
Deferred investment tax credits, net	(8)	(9)
Deferred fuel expenses	(16)	(15)
Extraordinary item, net of income taxes		255
Restructuring costs	64
Changes in:
Accounts receivable	(170)	(111)
Materials and supplies	(15)	(10)
Accounts payable, trade	189	134
Accrued expenses	(26)	(17)
Commodity contract assets and liabilities		(45)
Other	(30)	(21)
Net cash flow from operating activities	558	463

Cash flow from (to) financing activities:
Issuance of short-term debt, net	65	96
Issuance of long-term debt	220	230
Repayment of long-term debt	(226)	(249)
Common Stock dividend payments	(187)	(194)
Preferred stock dividend payments	(19)	(17)
Distribution-preferred securities of subsidiary trust	(6)	(6)
Other	______	(5)
Net cash flow to financing activities	(153)	(145)

Cash flow to investing activities:
Plant expenditures	(286)	(296)
Nuclear fuel	(48)	(20)
Nuclear decommissioning contributions	(18)	(17)
Other	(13)	(3)
Net cash flow to investing activities	(365)	(336)

Increase (decrease) in cash and cash equivalents	40	(18)
Cash and cash equivalents at beginning of period	62	49
Cash and cash equivalents at end of period	$102	$31

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three months and six months ended June 30, 2000 and 1999, and the cash flows for the six months ended June 30, 2000 and 1999. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

Note B. Extraordinary Item - Discontinuance of SFAS No. 71

In 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia. Such legislation will deregulate generation by 2002 with the phase-in of retail customer choice beginning at that time. Under this legislation, the Company's base rates will remain generally unchanged until July 2007 and recovery of generation-related costs will continue to be provided through the capped rates. The legislation's deregulation of generation required discontinuation of SFAS No. 71 for the Company's generation operations in the quarter ended March 31, 1999. Discontinuing SFAS No. 71 resulted in an after-tax charge of $255 million to write-off expected unrecoverable generation-related assets and reversal of previously deferred investment tax credits. The Company's transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71 and fuel expense continues to be subject to deferral accounting.

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

  An involuntary severance program;

  A transition plan to implement operational changes to provide efficiencies, including the consolidation of post-merger operations and the integration of information technology systems; and

  A voluntary early retirement program (the ERP).

Dominion and its subsidiaries established a comprehensive involuntary severance package for salaried employees whose positions will be eliminated. Severance payments are based on the individual's base salary and years of service at the time of termination. Under the restructuring plan, approximately 200 employee positions at Virginia Power and its subsidiaries have been identified for elimination. In the first quarter of 2000, the Company recorded an estimated expense of $20 million associated with the planned involuntary terminations. In the second quarter of 2000, the estimated expense and related liability were reduced by $3 million. This revision resulted primarily from (1) reduced severance benefits for employees also receiving benefits under the ERP and (2) terminated employees having less years of service and lower monthly base pay than originally estimated. At June 30, 2000, a total of 156 positions had been eliminated, and $4 million of severance benefits had been paid.

Salaried employees of Virginia Power, excluding officers, who had attained age 52 and completed at least five years of service as of July 1, 2000 were eligible under the ERP. The early retirement option provides up to three additional years of age and three additional years of employee service, subject to age and service maximums, for benefit formula purposes under Dominion's postretirement medical and pension plans. During the second quarter of 2000, approximately 400 Virginia Power employees elected to participate in the ERP, resulting in an expense approximating $51 million. Some of the ERP participants will receive benefits under both the involuntary severance package and the ERP. Benefits under the involuntary severance package are subject to reduction as a result of coordination with the additional retirement plan benefits provided by the ERP.

Virginia Power may incur additional charges relating to restructuring activities as business operations are consolidated and administrative functions are integrated.

Note D. Commitments and Contingencies

Environmental Matters

In 1987, the Environmental Protection Agency (EPA) identified the Company and a number of other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. Current cost studies estimate total remediation costs for the sites to range from $106 million to $156 million. The Company's proportionate share of the total cost is expected to be in the range of $2 million to $3 million, based upon allocation formulas and the volume of waste shipped to the sites. The Company has accrued a reserve of $2 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay the costs apportioned to them.

The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At June 30, 2000, any pending or possible claims were not recognized as an asset or offset against such obligations of the Company.

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

The Company also identified matters at certain other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements. The Company reported these matters to the EPA and its plan for correction thereof. Presently, the EPA has not assessed any penalties against the Company, pending its review of the Company's disclosure information. Future resolution of these matters is not expected to have a material impact on the Company's financial condition or results of operations.

Also in 1999, the Company received notices from the Attorneys General of Connecticut and New York of their intentions to file suit against the Company for alleged violations of the Clean Air Act. The notices question whether modifications at certain Virginia Power generating facilities were properly permitted under the Clean Air Act and allege that emissions from these facilities have contributed to damage to public health and the environment in the Northeast. In July 2000, the Attorney General of New York filed its suit against Virginia Power alleging these violations at one of Virginia Power's plants. The Company believes that it has obtained the necessary permits and resolution of these claims would not have a material impact on its financial condition or results of operations.

The Company received a Notice of Violation (NOV), dated April 24, 2000, from the EPA alleging that Virginia Power is operating its Mt. Storm Power Station in West Virginia in violation of the Clean Air Act as had the notices received from the Attorneys General of Connecticut and New York. The NOV alleges that the Company failed to obtain New Source Review permits prior to undertaking specified construction projects at the station. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. The Company believes that it has obtained the permits necessary in connection with its generating facilities and will vigorously defend against the allegations in the NOV.

For additional information regarding Contingencies, see Note R to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note F. Preferred Stock

As of June 30, 2000, the total number of authorized shares for all preferred stock (whether or not subject to mandatory redemption) was 10 million shares. There were 1.4 million and 5.1 million issued and outstanding shares of preferred stock subject to mandatory redemption and preferred stock not subject to mandatory redemption, respectively. In March 2000, the Company redeemed 400,000 shares of preferred stock subject to mandatory redemption. The remaining 1.4 million shares of preferred stock subject to mandatory redemption are scheduled to be redeemed in September 2000. Accordingly, the Company has classified the $140 million of preferred stock subject to mandatory redemption in Securities due within one year at June 30, 2000.

Note G. Recently Issued Accounting Standards

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard addresses various SFAS No. 133 implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives. The Company will adopt SFAS No. 133, as amended, on January 1, 2001. The Company is in the process of assessing the impact and method of adoption of SFAS No. 133 and has not estimated the financial impact of adoption.

Note H. Business Segments

The Company manages its operations along two primary business lines, Energy and Delivery. The Energy segment, formerly the Generation segment, encompasses the Company's portfolio of generating facilities and purchased power contracts, trading and marketing activities, nuclear consulting services and energy services activities. The Delivery segment includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to cost-based regulation.

The majority of the Company's revenue is provided through bundled rate tariffs. Such revenues generally are allocated between the two business lines for management reporting based on prior cost of service studies. Amounts in Other include: (1) transactions or events for which the segments are not held accountable for internal reporting purposes (including 2000 restructuring costs and the 1999 extraordinary item); (2) adjustments to reconcile internal financial statement groupings to those used to prepare the externally reported consolidated financial statements; and (3) intercompany eliminations, where applicable.
Description	Energy	Delivery	Other	Consolidated Total
	(Millions)
Three Months Ended June 30, 2000
Revenue	$847	$293	$ 7	$1,147
Income before interest and income taxes	148	129	(52)	225
Net income	73	55	(31)	97
Three Months Ended June 30, 1999
Revenue	$810	$270	$ 7	$1,087
Income before interest and income taxes	111	109		220
Net income	52	47		99
Six Months Ended June 30, 2000
Revenue	$1,672	$590	$11	$2,273
Income before interest and income taxes	300	270	(72)	498
Net income	149	122	(44)	227
Six Months Ended June 30, 1999
Revenue	$1,613	$551	$ 12	$2,176
Income before interest and income taxes	252	223		475
Net income (loss)	117	96	(255)	(42)

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

The business and financial condition of Virginia Power are influenced by a number of factors including political and economic risks, market demand for energy, inflation, capital market conditions, governmental policies, legislative and regulatory actions (including those of the Federal Energy Regulatory Commission (FERC), the Environmental Protection Agency (EPA), the Department of Energy, the Nuclear Regulatory Commission, the State Corporation Commission of Virginia (Virginia Commission) and the North Carolina Utilities Commission (North Carolina Commission), industry and rate structure and legal and administrative proceedings. Some other important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements include changes in and compliance with environmental laws and policies, weather conditions and catastrophic weather-related damage, present or prospective wholesale and retail competition, competition for new energy development opportunities, pricing and transportation of commodities, operation of nuclear power facilities, acquisition and disposition of assets and facilities, nuclear decommissioning costs, exposure to changes in the fair value of commodity contracts, counter-party credit risk and unanticipated changes in operating expenses and capital expenditures. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Virginia Power. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on Virginia Power.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.

Business Segments

We manage our operations in a manner that requires disclosure of two business segments-Energy and Delivery. Our Energy segment, formerly the Generation segment, includes our portfolio of generating facilities and purchased power contracts, trading and marketing activities, nuclear consulting services, and energy services activities. Our Delivery segment includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to cost-based regulation.

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

Liquidity and Capital Resources

Internal Sources of Liquidity

Cash flow from operating activities provided $558 million and $463 million during the six months ended June 30, 2000 and 1999, respectively. On average, operating cash flow, after dividend payments, covered approximately 92 percent of our plant and nuclear fuel expenditures during each of these six month periods and covered approximately 64 percent of our total cash requirements. Cash requirements not met by the timing or amount of cash flow from operations are generally satisfied with proceeds from the sale of securities and short-term borrowings.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

External Sources of Liquidity

In March 2000, we issued $220 million in aggregate principal of variable-rate medium-term notes maturing in 2002. We also entered into a swap agreement as a hedge to synthetically convert $200 million of these variable rate notes to fixed rate debt. Under the swap agreement, we will pay a 7.27% fixed rate. We issued the notes primarily to satisfy the retirement during the first and second quarters of 2000 of approximately $226 million of outstanding debt and preferred stock.

We have a commercial paper program limited to $500 million based on amounts available under two credit facilities. We have a $300 million credit facility and also participate in a credit facility established by Dominion Resources, Inc. (Dominion), our parent company, that supports the combined commercial paper programs of Dominion, Virginia Power, Consolidated Natural Gas Company (CNG). This facility, established in June 2000, is for $1.75 billion and matures May 2001. Although we have access to the full amount of the $1.75 billion facility, we operate with an internal allocation of $200 million. Participation in this facility replaces our $200 million credit agreement that matured in June 2000.

Net borrowings under the program were $443 million at June 30, 2000, an increase of $65 million from amounts outstanding at December 31, 1999. Borrowings under these facilities are used primarily to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by current cash provided from operations.

In addition to commercial paper, we may also issue extendible commercial notes (ECNs) to meet working capital requirements. This program became effective in July 2000 and will allow us to issue up to $100 million aggregate outstanding principal of ECNs. ECNs are unsecured notes expected to be sold in private placements. Any ECNs we issue would have a stated maturity of 390 days from issuance and may be redeemed, at our option, within 90 days or less from issuance.

During the second quarter 2000, we filed with the Securities and Exchange Commission (SEC) for the registration of $1.5 billion in debt and preferred securities. This registration statement, which became effective in June 2000, also replaces two previous registration statements: (1) $400 million aggregate principal of junior subordinated notes and (2) $100 million aggregate par value of preferred stock. As of June 30, 2000, we have $120 million of remaining aggregate principal amount under a medium-term note registration statement. In total, at June 30, 2000, we have $1.62 billion of principal amount available under currently effective shelf registration statements with the SEC available to meet capital requirements.

Capital Expenditures

During the six months ended June 30, 2000, our investing activities resulted in a net cash outflow of $365 million. These activities included plant expenditures of $286 million and nuclear fuel expenditures of $48 million. Generation-related projects totaled approximately $124 million and included construction of four 150 MW combustion turbines, environmental upgrades, and routine capital improvements. We spent approximately $144 million on transmission and d istribution-related projects reflecting routine capital improvements and expenditures associated with new connections. Remaining plant and equipment expenditures of $18 million included primarily continued expansion of a fiber-optic network. This network was a capital project of VPS Communications, Inc., a wholly owned subsidiary of Virginia Power. Virginia Power transferred the common stock of VPS Communications, Inc. to Dominion in August 2000.

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

General

Total revenue for the three months and six months ended June 30, 2000 and 1999, respectively was allocated to the Energy and Delivery segments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Millions)		(Millions)
Energy	$847	$810	$1,672	$1,613
Delivery	293	270	590	551
Other	7	7	11	12
Total revenue	$ 1,147	$ 1,087	$ 2,273	$ 2,176

Electric service revenue consists primarily of sales to retail customers in our service territory at rates authorized by the Virginia and North Carolina regulatory commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The following analysis and discussion present the primary factors affecting electric service revenue for the three months and six months ended June 30, 2000 as compared to the same periods in 1999:

	Three Months Ended June 30, 2000 vs. 1999	Six Months Ended June 30, 2000 vs. 1999
	(Millions)	(Millions)
Electric service revenue
Retail customer growth	$15	37
Weather	38	33
Base rate reduction		(8)
Fuel rate variance	29	47
Other retail, net	13	33
Total retail	95	142
Other electric service	(4)	2
Total electric service	91	$144

Retail customer growth-Electric service revenue increased an estimated $15 million and $37 million due to higher levels of retail customers during the three months and six months ended June 30, 2000, respectively, as compared to comparable periods in 1999. On average, we served approximately 36,000 and 38,000 more retail customers during the three months and six months ended June 30, 2000, respectively, than in the comparable periods in 1999.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Weather-Warmer weather in the second quarter of 2000, as compared to 1999, increased electric service revenue by an estimated $38 million and $33 million for the three months and six months ended June 30, 2000, over comparable periods in 1999.

Heating and cooling degree-days were as follows:

Heating degree-days Percentage change from prior year Cooling degree-days Percentage change from prior year
	Three Months Ended June 30, 2000 1999 Normal			Six Months Ended June 30, 2000 1999 Normal
	305	291	323	2,182	2,224	2,422
	4.8%	--		(1.8%)	9.6%

	465	365	447	470	365	452
	27.4%	(15.7)%		28.8%	(21.2)%

Base rate reduction-The impact of a two-phased $150 million rate reduction, implemented as part of our 1998 rate settlement, on comparative quarterly electric service revenue amounts was fully recognized as of the first quarter of 2000. Electric service revenue for the first six months of 2000, as compared to 1999, reflects the $8 million reduction recognized in the first quarter of 2000. As a result of Virginia law enacted in 1999, our Virginia jurisdictional base rates will remain unchanged until July 2007. See Note B to the Consolidated Financial Statements.

Fuel rates-Currently, we recover the cost of fuel used in generating electricity through fuel rates approved by regulatory authorities. The increase in fuel rate revenue reflects higher fuel rates approved during the quarter ended March 31, 2000.

Other retail, net-The extra "leap-year" day in February 2000 favorably impacted year-to-date electric service revenue by approximately $12 million as compared to the six months ended June 30, 1999. Other factors affecting electric service revenue for the quarter were individually insignificant.

Other revenue includes sales of electricity beyond our service territory, sales of natural gas, and other revenue. The decrease in other revenue during the three months and six months ended June 30, 2000, as compared to the same periods in 1999, reflect primarily lower revenues associated with power and gas marketing and trading activities and lower mark-to-market gains on our portfolio of commodity contracts.

Certain expenses, which are not allocated separately to the Energy and Delivery segments, changed as follows when compared to the applicable prior year periods:

Restructuring Costs -During the three months and six months ended June 30, 2000, we incurred restructuring costs in connection with the implementation of a plan to restructure the operations of Dominion subsidiaries following Dominion's acquisition of CNG. Total charges for costs associated with work-force reduction activities for the three months and six months ended June 30, 2000 were $49 million and $69 million, respectively. See Restructuring Costs in the Future Issues section below and Note C to the Consolidated Financial Statements for further information.

Extraordinary Item-We recorded this extraordinary item in connection with the passage of new legislation in 1999 establishing a detailed plan to restructure the electric utility industry in Virginia. The legislation's deregulation of generation was an event that required discontinuation of Statement of Financial Accounting Standards (SFAS) No. 71 for our generation operations. Generation-related assets and liabilities not expected to be recovered during the transition period were written off in March 1999, resulting in an after-tax charge of $255 million. See Note B to the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Energy

Net income for our Energy segment increased for the three months and six months ended June 30, 2000 as compared to the same periods in 1999. This growth in net income reflects primarily increased electric service revenue resulting from growth in our customer base offset partially by lower revenues associated with power and gas marketing and trading activities. Expenses for the second quarter of 2000, as compared to 1999, did not change significantly as increased fuel and operations and maintenance expenses were substantially offset by decreased purchased power capacity expenses. Expenses for the six months ended June 30, 2000 increased reflecting higher fuel and operation and maintenance expenses offset partially by lower expenses associated with purchased power capacity, depreciation and amortization, and other taxes. Selected financial information relevant to the operations of our Energy segment for the comparative quarters and year-to-date periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Millions)		(Millions)
Revenue Fuel, net Purchased power capacity, net Operations and maintenance Depreciation and amortization Taxes other than income Income before interest and income taxes Net income	$ 847	$ 810	$1,672	$ 1,613
	256	243	506	461
	181	199	374	408
	168	159	308	279
	67	69	133	145
	9	11	14	28
	148	111	300	252
	73	52	149	117

Revenue-see General section for discussion of revenue on a consolidated basis.

Fuel, net increased in the second quarter of 2000, as compared to the same quarter of 1999, primarily due to increased energy purchases. For the six months ended June 30, 2000, fuel, net increased due to increased energy purchases and the inclusion of previously deferred fuel expenses being recovered in current fuel rates.

Purchased power capacity, net decreased in the three months and six months ended June 30, 2000 as compared to 1999 reflecting the expiration of two major long-term power purchase contracts as of December 31, 1999.

Operations and maintenance increased in the second quarter of 2000 as compared to 1999 primarily as a result of higher corporate general and administrative support costs allocated to the segment. For the six months ended June 30, 2000, as compared to same period of 1999, operations and maintenance expense increased primarily as a result of nuclear outage costs in the first quarter of 2000, with no similar level of costs in 1999, and increased corporate general and administrative support costs.

Depreciation and amortization decreased for the six months ended June 30, 2000, as compared to 1999, reflecting the amortization of certain terminated construction projects in the first quarter of 1999 with no such expenses occurring in the current year. The terminated construction projects were completely amortized as of the end of the first quarter 1999.

Taxes other than income decreased during the six months ended June 30, 2000 as compared to 1999 due to the accrual for a tax refund in the first quarter of 2000.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Delivery

Net income for our Delivery segment increased for the three months and six months ended June 30, 2000, as compared to comparable periods of 1999, reflecting primarily increased revenue for retail electric service due to customer growth and electric transmission services. Selected financial information relevant to the operations of our Delivery segment for the comparative quarters and year-to-date periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Millions)		(Millions)
Revenue Operations and maintenance Income before interest and income taxes Net income	$ 293	$ 270	$ 590	$551
	88	88	174	177
	129	109	270	223
	55	47	122	96

Revenue-see General section for discussion of revenue on a consolidated basis.

Future Issues and Other Information

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. We recommend that this section be read in connection with Future Issues in MD&A included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Competition-Legislative Initiatives

Virginia

In March 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia which will provide for customer choice beginning in 2002. For additional information on the impact of this legislation and customer choice, see Note B to the Consolidated Financial Statements and MD&A included in our Annual Report on Form 10-K for the year ended December 31, 1999. Since March 1999, we have supported certain technical amendments which were passed by the 2000 General Assembly and were signed by the Governor in April 2000.

In March 1998, the Virginia Commission issued an Order Establishing Investigation with regard to independent system operators, regional power exchanges and retail access pilot programs. The Order instructed Virginia Power and American Electric Power-Virginia (AEP) each to design and file a retail access pilot program. In response, we filed a report describing the details, objectives and characteristics of our proposed retail access pilot program and a hearing was held. On April 28, 2000, the Virginia Commission entered a Final Order adopting, with certain exceptions, the Hearing Examiner's recommendations, including the Hearing Examiner's market price methodology. Pursuant to the Final Order, the Company's pilot program will begin on September 1, 2000 and will initially give approximately 35,000 customers the ability to choose their electric supplier. The program will be expanded to include approximately 71,000 customers by January 2001. A final order from the Virginia Commission on the interim rules governing electric and gas retail pilot programs in Virginia was issued on May 26, 2000.

In April 2000, the Virginia Commission entered an order proposing regulations governing the functional separation of the generation, retail transmission, and distribution of incumbent electric utilities under the Virginia Electric Utility Restructuring Act (the Act). Pursuant to the Act, Virginia electric utilities are required to file their functional separation plans with the Virginia Commission by January 1, 2001. Comments on the Commission's proposed functional separation rules were filed by the Company on June 12, 2000.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

On July 12, 2000, the Virginia Commission issued an Order Prescribing Notice and Inviting Comments with regard to retail electric metering and billing services. The Virginia Commission is directed by statute to recommend to a Virginia Legislative Transition Task Force, on or before January 1, 2001, whether metering services, billing services, or both may be provided by persons licensed to provide such services, and an appropriate date for the commencement of such services. The Virginia Commission is also directed to develop a draft plan for implementation. A procedural schedule has been established, and comments and/or requests for hearing are due on or before August 25, 2000.

North Carolina

In April 2000, a study commission, established by the North Carolina General Assembly to explore the future of electric service in North Carolina, developed a proposal to provide full retail competition to North Carolina by January 1, 2006, with a phase-in beginning on January 1, 2005 of up to 50% of each power supplier's customer load. These recommendations were part of a report given to the General Assembly in May 2000. The study commission will recommend to the 2001 General Assembly specific legislative language necessary to accomplish its recommendations including a proposal regarding resolution of certain issues concerning municipal power agency debt.

Competition-Regulatory Initiatives

Virginia

In July 2000, the Virginia Commission issued a Final Order promulgating regulations governing the transfer of ownership or control of electric transmission assets to regional transmission entities (RTE). The regulations: (1) establish the elements of an RTE essential to the public interest to be applied by the Virginia Commission in determining whether to authorize transfer of control of electric transmission facilities to an RTE, (2) establish the filing requirements for entities seeking authorization to transfer the facilities, and (3) establish a schedule for such filings. Under the regulations, we are required to file an application to obtain authorization for the transfer of control of our electric transmission facilities to an RTE on or before October 16, 2000.

Federal

In June 1999, Virginia Power, together with AEP, Consumers Energy Company, The Detroit Edison Company and First Energy Corporation, on behalf of themselves and their public utility operating company subsidiaries (Alliance Companies), filed with FERC applications under Sections 205 and 203 of the Federal Power Act for approval of the proposed Alliance Regional Transmission Organization (Alliance RTO). FERC issued an Order granting the application subject to certain conditions and filing requirements.

During the first quarter of 2000, the Alliance Companies filed amendments to the Alliance RTO documents to comply with certain conditions and requirements of the Order and also filed an application seeking rehearing of certain of those conditions and requirements. In May 2000, FERC issued an Order on Compliance Filing and Requests for Rehearing and Clarification in response to the Alliance Companies' application for rehearing and request for clarifications and to the compliance filings. The Order granted in part and denied in part the Alliance Companies' request for rehearing and clarifications, and directed the Alliance Companies to make further filings to comply with certain conditions and requirements of the Order. The Alliance Companies are preparing a response to the Order, and expect to file it by September 2000.

Rate Matters

In July 2000, the Virginia Commission issued an Order Establishing Cogeneration Tariff to modify our cogeneration and small power production rates under Schedule 19. The order sustained our proposed method to determine avoided costs, agreed with our position that off system sales should be excluded from the calculation of avoided costs, and that the cogenration rate should be effective through 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Restructuring Costs

Subsequent to Dominion's acquisition of CNG, Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. Restructuring activities include workforce reductions and the consolidation of post-merger operations and information technology systems. For the three and six month periods ended June 30, 2000, the Company recognized $49 million and $69 million, respectively, of restructuring costs as discussed below.

Under the restructuring plan, approximately 200 employee positions at Virginia Power and its subsidiaries have been identified for elimination. Through June 30, 2000, the Company has recorded $17 million in employee severance related costs, a reduction from amounts originally estimated in the first quarter of 2000. The revision reflects coordination of benefits under the severance and early retirement programs and lower than expected employee credited service and salaries. At June 30, 2000, a total of 156 positions had been eliminated, and $4 million of severance benefits had been paid.

During the second quarter of 2000, approximately 400 Virginia Power employees elected to participate in the early retirement program, resulting in an expense approximating $51 million.

We may incur additional charges relating to restructuring activities as business operations are consolidated and administrative functions are integrated. The planned workforce reductions should avoid future annualized operating costs of approximately $37 million that would have otherwise been incurred.

See Note C to the Consolidated Financial Statements for further discussion of restructuring activities and related costs.

Clean Air Act Matters

The Virginia Department of Environmental Quality (DEQ) has proposed to impose a plantwide ozone season NOx emission limit of 0.15 lb/mmBtu at the Possum Point Power Station beginning in May 2003 as part of a State Implementation Plan to address ozone levels in Northern Virginia, which is classified as a serious ozone non-attainment area. Given the age of the existing units at Possum Point and the high probability of additional control requirements in the future, we evaluated various options to optimize the ability to continue to operate these units in a cost-effective manner while providing the Northern Virginia area with a reliable source of electricity. Based on this evaluation, we recently announced the planned replacement of 143 MW of existing oil-fired generation and conversion of 322 MW of coal-fired generation to natural gas or number 6 fuel oil at Possum Point. Additionally, a new, cleaner 540 MW combined cycle gas unit will be constructed and owned by a third party and operated by Virginia Power under an operating lease. This arrangement has been filed for approval with the Virginia Commission.

Virginia Power received a Notice of Violation (NOV) from the EPA dated April 24, 2000, alleging that Virginia Power failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. As previously disclosed, the Company has also received notices from the Attorneys General of Connecticut and New York claiming similar violations of the Clean Air Act. New York State filed its suit in the federal district court in New York City on July 20, 2000. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. We believe that we have obtained the permits necessary in connection with our generating facilities and will vigorously defend against the allegations in the NOV. See Note D to the Consolidated Financial Statements for further discussion of this matter.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Recently Issued Accounting Standards

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard addresses various SFAS No. 133 implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives. The Company will adopt SFAS No. 133, as amended, on January 1, 2001. The Company is in the process of assessing the impact and method of adoption of SFAS No. 133 and has not estimated the financial impact of adoption.

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

We have determined a hypothetical loss by calculating a hypothetical fair value for each contract assuming a 10 percent unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at June 30, 2000 and December 31, 1999. This hypothetical 10 percent change in commodity prices would have resulted in a hypothetical loss of approximately $6 million and $5 million in the fair value of our commodity contracts as of June 30, 2000 and December 31, 1999, respectively.

The sensitivity analysis does not include the price risks associated with utility operations, including those underlying utility fuel requirements. In the normal course of business, we also face risks that are either nonfinancial or unquantifiable. Such risks principally include credit risk, which is not reflected in the sensitivity analysis above.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

See Market Risk Sensitive Instruments and Risk Management under Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 20, 2000, the New York Attorney General filed a lawsuit against Virginia Power for alleged violations of the Clean Air Act at one of its plants. The complaint alleges Virginia Power made upgrades at the station without installing appropriate emissions controls. For more detail, see Note D to the Consolidated Financial Statements.

Item 5. Other Information

Rates

Virginia

On July 28, 2000, the Virginia Commission issued an Order Establishing Cogeneration Tariff to modify our cogeneration and small power production rates under Schedule 19. The Order sustained our proposed method to determine avoided costs, agreed with our position that off-system sales should be excluded from the calculation of avoided costs and that the cogeneration rate should be effective through 2001.

Regulation

Virginia

On May 26, 2000, a final order was issued by the Virginia Commission on the interim rules governing electric and gas retail pilot programs in Virginia.

In April 2000, the Virginia Commission entered an order proposing regulations governing the functional separation of the generation, retail transmission, and distribution of incumbent electric utilities under the Virginia Electric Utility Restructuring Act (the Act). Pursuant to the Act, Virginia electric utilities are required to file their functional separation plans with the Virginia Commission by January 1, 2001. Virginia Power filed its comments on the Virginia Commission's proposed functional separation rules on June 12, 2000.

In January 2000, we filed an application with the Virginia Commission to build and operating two 160 MW combustion turbine units in Caroline County, Virginia for additional peaking capacity. In May, a hearing was held on our application and we are now awaiting further Virginia Commission action.

In July 2000, the Virginia Commission approved the transfer by Virginia Power of all of its issued and outstanding common stock in VPS Communications, Inc. to Dominion. This transfer took place on August 1, 2000, resulting in VPS Communications becoming a direct subsidiary of Dominion.

For more detail of the above previously reported items, see Future Issues, Regulation, under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

North Carolina

In April 2000, a study commission, established by the North Carolina General Assembly to explore the future of electric service in North Carolina, developed a proposal to provide full retail competition to North Carolina by January 1, 2006, with a phase-in beginning on January 1, 2005 of up to 50% of each power supplier's customer load. These recommendations were part of a report given to the General Assembly in May 2000. The study commission will recommend to the 2001 General Assembly specific legislative language necessary to accomplish its recommendations including a proposal regarding resolution of certain issues concerning municipal power agency debt.

Interconnections

On May 18, 2000, FERC issued an Order on Compliance Filing and Requests for Rehearing and Clarification in response to the Alliance Companies' January 2000 application for rehearing and request for clarification and to the February 2000 compliance filing. The Order granted in part and denied in part the Alliance Companies' requests for rehearing and clarifications, and directed the Alliance Companies to make further filings to comply with certain

VIRGINIA ELECTRIC AND POWER COMPANY

PART II - OTHER INFORMATION

(Continued)

conditions and requirements of the Order. The Alliance Companies are preparing a response to the Order, and expect to file it by September, 2000

On July 19, 2000, the Virginia Commission issued a Final Order promulgating regulations governing the transfer of ownership or control of electric transmission assets to regional transmission entities (RTE). The regulations: (1) establish the elements of RTE essential to the public interest to be applied by the Virginia Commission in determining whether to authorize transfer of control of electric transmission facilities to RTE, (2) establish the filing requirements for entities seeking authorization to transfer the facilities, and (3) establish a schedule for such filings. Under the regulations, Virginia Power is required to file an application to obtain authorization for the transfer of control of its electric transmission facilities to RTE on or before October 16, 2000.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

4

Second Supplemental Indenture, dated May 1, 1999, to the Indenture, dated April 1, 1988 (Exhibit 4.2, Form S-3, Registration Statement, File No. 333-76155, as filed on April 13, 1999, incorporated by reference).

27	Financial Data Schedule (filed herewith).

(b) Reports on Form 8-K;

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

Registrant

August 14, 2000	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)