Form 10-Q
period 2000-09-30
VIRGINIA ELECTRIC & POWER CO
filed 2000-11-13
CIK 103682

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

___________

(Mark one)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Yes X No __

At October 31, 2000, 171,484 shares of common stock, without par value, of the registrant were outstanding, all of which were held, beneficially and of record, by Dominion Resources, Inc.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX
		Page
		Number
Item 1.	PART I. Financial Information
	Consolidated Financial Statements
	Consolidated Statements of Income - Three Months and Nine Months Ended September 30, 2000 and 1999	3

	Consolidated Balance Sheets - September 30, 2000 and December 31, 1999	4-5

	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999	6

	Notes to Consolidated Financial Statements	7-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
	PART II. Other Information
Item 1.	Legal Proceedings	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	26

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999
	(Millions)		(Millions)
Revenue:
Electric service	$ 1,265	$ 1,290	$ 3,439	$ 3,320
Other	113	150	212	295
Total	1,378	1,440	3,651	3,615

Expenses:
Fuel, net	309	318	815	779
Purchased power capacity, net	184	196	558	604
Restructuring costs	1		70
Operations and maintenance	227	264	682	703
Depreciation and amortization	140	146	414	420
Taxes other than income	73	86	189	220
Total	934	1,010	2,728	2,726

Income from operations	444	430	923	889
Other income	22	5	41	21
Income before interest and income taxes	466	435	964	910
Interest and related charges:
Interest expense, net	72	72	210	212
Distributions - Preferred securities of subsidiary trust	3	3	8	8
Total	75	75	218	220

Income before income taxes	391	360	746	690
Income tax expense	128	124	256	241
Income before extraordinary item and cumulative effect of change in accounting principle	263	236	490	449
Extraordinary item (net of income taxes of $197)				(255)
Cumulative effect of change in accounting
principle (net of income taxes of $11)	________	_______	21	_______
Net income	263	236	511	194
Preferred dividends	9	9	28	27
Balance available for common stock	$ 254	$ 227	$ 483	$ 167

The Company had no other comprehensive income reportable in accordance with Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income.

The accompanying notes are an integral part of the consolidated financial statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

Assets

(Unaudited)

	September 30,	December 31,
	2000	1999*
	(Millions)
CURRENT ASSETS:
Cash and cash equivalents	$ 164	$ 62
Accounts receivable:
Customer accounts receivable, net	958	664
Other	71	67
Materials and supplies:
Plant and general	127	124
Fossil fuel	130	111
Commodity contract assets	853	362
Other	105	125
Total current assets	2,408	1,515

INVESTMENTS:
Nuclear decommissioning trust funds	910	818
Other	52	52
Total investments	962	870

DEFERRED DEBITS AND OTHER ASSETS:
Regulatory assets	234	221
Unamortized debt issuance costs	31	31
Other	124	49
Total deferred debits and other assets	389	301

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	16,046	15,688
Less accumulated depreciation	7,152	6,746
	8,894	8,942
Nuclear fuel, net	137	137
Net property, plant and equipment	9,031	9,079

Total assets	$ 12,790	$ 11,765

The accompanying notes are an integral part of the consolidated financial statements.

* The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholder's Equity

(Unaudited)
	September 30,	December 31,
	2000	1999*
	(Millions)
CURRENT LIABILITIES:
Securities due within one year	$ 200	$ 375
Short-term debt	374	378
Accounts payable, trade	831	534
Payrolls accrued	79	88
Interest accrued	82	97
Taxes accrued	248	52
Commodity contract liabilities	831	347
Other	142	165
Total current liabilities	2,787	2,036

LONG-TERM DEBT	3,612	3,551

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes	1,459	1,452
Deferred investment tax credits	134	146
Other	299	193
Total deferred credits and other liabilities	1,892	1,791

COMMITMENTS AND CONTINGENCIES (See Note E)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST**	135	135

PREFERRED STOCK:
Preferred stock not subject to mandatory redemption	509	509

COMMON STOCKHOLDER'S EQUITY:
Common stock	2,738	2,738
Other paid-in capital	16	17
Earnings reinvested in business	1,101	988
Total common stockholder's equity	3,855	3,743

Total liabilities and stockholder's equity	$ 12,790	$ 11,765

The accompanying notes are an integral part of the consolidated financial statements.

*The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

** As described in Note F, the 8.05% Junior Subordinated Notes totaling $139 million principal amount constitute 100 percent of the Trust's assets.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2000	1999
	(Millions)
Cash flow from (to) operating activities:
Net income	$ 511	$ 194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480	478
Deferred income taxes	4	22
Deferred investment tax credits, net	(13)	(13)
Deferred fuel expenses	(32)	(28)
Extraordinary item, net of income taxes		255
Restructuring costs	62
Changes in:
Accounts receivable	(298)	(23)
Materials and supplies	(22)	(13)
Accounts payable, trade	297	53
Accrued expenses	172	119
Commodity contract assets and liabilities	(2)	(104)
Other	(27)	35
Net cash flow from operating activities	1,132	975

Cash flow from (to) financing activities:
Issuance (repayment) of short-term debt, net	(4)	36
Issuance of long-term debt	250	230
Repayment of long-term debt and preferred stock	(366)	(333)
Common Stock dividend payments	(346)	(285)
Preferred stock dividend payments	(29)	(27)
Distribution-preferred securities of subsidiary trust	(5)	(8)
Other	(1)	(5)
Net cash flow to financing activities	(501)	(392)

Cash flow to investing activities:
Plant expenditures	(421)	(453)
Nuclear fuel	(66)	(39)
Nuclear decommissioning contributions	(27)	(20)
Other	(15)	(5)
Net cash flow to investing activities	(529)	(517)

Increase in cash and cash equivalents	102	66
Cash and cash equivalents at beginning of period	62	49
Cash and cash equivalents at end of period	$ 164	$ 115

The accompanying notes are an integral part of the consolidated financial statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A. Significant Accounting Policies

General

Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion), is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. It sells electricity to retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for over 80 percent of its population. The Company engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas, and is developing trading relationships beyond the geographic limits of its retail service territory. Within this document, the terms "Virginia Power" and the "Company" shall refer to the entirety of Virginia Electric and Power Company, including, without limitation, its Virginia and North Carolina operations, and all of its subsidiaries.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three months and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999. Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K).

Note B. Accounting Change

During the quarter ended September 30, 2000, Dominion and its subsidiaries, including Virginia Power, adopted a new company-wide method of calculating the market related value of plan assets used to determine the expected return on plan assets, a component of net periodic pension cost. Prior to Dominion's acquisition of Consolidated Natural Gas Company (CNG), each company used different methods to determine the "calculated value" of market related value of plan assets. Dominion's previous method recognized interest income, dividends and realized gains and losses immediately and recognized unrealized gains and losses evenly over a five-year period. Under its new method, the market related value of plan assets would reflect the difference between actual investment returns and expected investment returns evenly over a four-year period. Dominion believes that the new method is preferable to continuing to use either or both of the former methods as the new method enhances the predictability of expected return on plan assets, provides consistent treatment of all investment gains and losses, and results in calculated market related plan asset values that are generally closer to market value as compared to values calculated under the previous methods.

As the primary participating employer in the Dominion Resources Retirement Plan, Virginia Power recorded its proportionate share of the cumulative effect of the change in accounting principle, $21 million (net of income taxes of $11 million). This amount is included in income of the nine months ended September 30, 2000. Other than the impact of the cumulative effect of the change in accounting principle, the effect of the change on net income for each of the quarterly and year-to-date periods in 2000 was not material.

Retroactive application of the new method, on a pro forma basis, would not have materially changed Virginia Power's net income for the three months and nine months ended September 30, 1999.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note C. Extraordinary Item

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

For further discussion of the impact of deregulation in Virginia on the Company, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes B and R to the Consolidated Financial Statements included in the 1999 Form 10-K.

Note D. Restructuring Costs

Subsequent to the CNG acquisition on January 28, 2000, Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. The restructuring plan includes the following components:

  An involuntary severance program;

  A transition plan to implement operational changes to provide efficiencies, including the consolidation of post-merger operations and the integration of information technology systems; and

  A voluntary early retirement program (the ERP).

Dominion and its subsidiaries established a comprehensive involuntary severance package for salaried employees whose positions will be eliminated. Severance payments are based on the individual's base salary and years of service at the time of termination. Under the restructuring plan, approximately 200 employee positions at Virginia Power and its subsidiaries have been identified for elimination. In the first quarter of 2000, the Company recorded an estimated expense of $20 million associated with the planned involuntary terminations. Through September 30, 2000, the estimated expense and related liability were reduced by $3 million. This revision resulted primarily from (1) reduced severance benefits for employees also receiving benefits under the ERP and (2) terminated employees having less years of service and lower monthly base pay than originally estimated. At September 30, 2000, a total of 165 positions had been eliminated, and $6 million of severance benefits had been paid.

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note E. Commitments and Contingencies

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

The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At September 30, 2000, any pending or possible claims were not recognized as an asset or offset against such obligations of the Company.

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

The Company received a Notice of Violation (NOV), dated April 24, 2000, from the EPA alleging that Virginia Power is operating its Mt. Storm Power Station in West Virginia in violation of the Clean Air Act. The NOV alleges that the Company failed to obtain New Source Review permits prior to undertaking specified construction projects at the station. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. The Company believes that it has obtained the permits necessary in connection with its generating facilities. Currently, Virginia Power is in discussions with the EPA concerning the implementation of certain additional environmental controls at Virginia Power's coal-fired generating stations in connection with the resolution of various Clean Air Act matters.

In July 2000, the Attorney General of New York filed a suit against Virginia Power alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. The suit questions whether modifications were properly permitted under the Clean Air Act and allege that emissions have contributed to damage to public health and the environment in the Northeast. The Company has also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit against the Company for similar violations.

For additional information regarding Contingencies, see Note R to the Consolidated Financial Statements included in the 1999 Form 10-K.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note F. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

In 1995, the Company established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5.4 million shares of Preferred Securities for $135 million, representing preferred beneficial interests and 97 percent beneficial ownership in the assets held by VP Capital Trust.

Virginia Power issued $139 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) in exchange for the $135 million realized from the sale of the Preferred Securities and $4 million of common securities of VP Capital Trust. The common securities represent the remaining 3 percent beneficial ownership interest in the assets held by VP Capital Trust. The Notes constitute 100 percent of VP Capital Trust's assets.

Note G. Preferred Stock

As of September 30, 2000, the total number of authorized shares for all preferred stock (whether or not subject to mandatory redemption) was 10 million shares. There were 5.1 million issued and outstanding shares of preferred stock not subject to mandatory redemption. During the nine months ended September 30, 2000, the Company redeemed all 1.8 million issued and outstanding shares of preferred stock subject to mandatory redemption.

Note H. Recently Issued Accounting Standards

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 138 addresses a limited number of SFAS No. 133 implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives.

The Company holds some commodity contracts for trading purposes that are already subject to fair value accounting under Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. After reviewing other contracts being used by the Company, management has determined that certain other contracts will be subject to fair value accounting under SFAS No. 133. A substantial portion of these contracts is used by Virginia Power in its production and delivery of energy to its customers and involves various hedging strategies. The Company is currently documenting these hedging strategies and assessing effectiveness thereof in anticipation of implementation of the standard. The Company expects any ineffectiveness related to its hedging strategies to primarily result from the time value component of certain options as well as from basis risks that may not be hedged. In addition to these commodity contracts, Virginia Power uses interest rate swaps to manage its cost of capital.

In light of the additional contracts that will be subject to fair value accounting, Virginia Power will report a cumulative effect of a change in accounting principle in the first quarter of 2001. The effect of implementation will be to adjust stockholder's equity through other comprehensive income for effective cash flow hedging strategies and the remaining impact will affect earnings. Virginia Power has not estimated the impact that will result from the adoption of SFAS No. 133, but believes it could be material, depending primarily on (1) market prices at January 1, 2001; (2) changes in the population of affected contracts between the date of this report and January 1, 2001; and (3) resolution of certain industry issues, including treatment of certain power purchase contracts, which may involve further interpretation by the Derivatives Implementation Group, a group sponsored by the FASB.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the standards for accounting and disclosure of securitizations and other transfers of financial assets and extinguishments of liabilities. With certain exceptions, the standard will be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect the adoption of this new standard to have a material impact on its financial condition or results of operations.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note I. Business Segments

The Company manages its operations along two primary business lines, Energy and Delivery. The Energy segment encompasses the Company's portfolio of generating facilities and purchased power contracts, trading and marketing activities, nuclear consulting services and energy services activities. The Delivery segment includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to cost-based regulation.

The majority of the Company's revenue is provided through bundled rate tariffs. Such revenues generally are allocated between the two business lines for management reporting based on prior cost of service studies.

Amounts in Other include: (1) transactions or events for which the segments are not held accountable for internal reporting purposes (including 2000 restructuring costs, 2000 cumulative effect of a change in accounting principle, and the 1999 extraordinary item); (2) adjustments to reconcile internal financial statement groupings to those used to prepare the externally reported consolidated financial statements; and (3) intercompany eliminations, where applicable.

Note I. Business Segments (continued)
Description	Energy	Delivery	Other	Consolidated Total
	(Millions)
Three Months Ended September 30, 2000
Revenue	$ 1,026	$ 347	$ 5	$ 1,378
Income before interest and income taxes	297	171	(2)	466
Net income	177	87	(1)	263
Three Months Ended September 30, 1999
Revenue	$ 1,076	$ 355	$ 9	$ 1,440
Income before interest and income taxes	289	144	2	435
Net income	168	68		236
Nine Months Ended September 30, 2000
Revenue	$ 2,698	$ 936	$ 17	$ 3,651
Income before interest and income taxes	598	441	(75)	964
Net income	326	210	(25)	511
Nine Months Ended September 30, 1999
Revenue	$ 2,689	$ 906	$ 20	$ 3,615
Income before interest and income taxes	541	367	2	910
Net income	284	164	(254)	194

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

Business Segments

We manage our operations in a manner that requires disclosure of two business segments-Energy and Delivery. Our Energy segment includes our portfolio of generating facilities and purchased power contracts, trading and marketing activities, nuclear consulting services, and energy services activities. Our Delivery segment includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to cost-based regulation.

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

Liquidity and Capital Resources

Internal Sources of Liquidity

Cash flow from operating activities provided approximately $1 billion during the nine months ended September 30, 2000 and 1999. After dividend payments, cash flow from operating activities was sufficient to cover all of our plant and nuclear fuel expenditures during each of these nine month periods and, on average, covered approximately 86 percent of our total cash requirements. Cash requirements not met by the timing or amount of cash flow from operations are generally satisfied with proceeds from the sale of securities and short-term borrowings.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

External Sources of Liquidity

In March 2000, we issued $220 million in aggregate principal of variable-rate medium-term notes maturing in 2002. We also entered into a swap agreement as a hedge to synthetically convert $200 million of these variable rate notes to fixed rate debt. Under the swap agreement, we will pay a 7.27% fixed rate. Proceeds from the notes were used to retire outstanding debt and preferred stock. During the nine months ended September 30, 2000, we retired $366 million of outstanding debt and preferred stock.

In September, 2000, we issued through the Industrial Development Authority of the Town of Louisa, Virginia $30 million in aggregate principal amount of Tax-Exempt Pollution Control Revenue Bonds due September 1, 2030. The net proceeds of the bonds were used to finance qualifying expenditures made during the construction of facilities at our North Anna Power Station.

We have a commercial paper program limited to $500 million based on amounts available under two credit facilities. We have a $300 million credit facility and also participate in a credit facility established by Dominion Resources, Inc. (Dominion), our parent company, that supports the combined commercial paper programs of Dominion, Virginia Power and Consolidated Natural Gas Company (CNG). This facility, established in June 2000, is for $1.75 billion and matures May 2001. Although we have access to the full amount of the $1.75 billion facility, we operate with an internal allocation of $200 million.

Net borrowings under the commercial paper program were $374 million at September 30, 2000, a decrease of $4 million from amounts outstanding at December 31, 1999. Borrowings under these facilities are used primarily to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by current cash provided from operations.

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

As of September 30, 2000, we have available $1.62 billion of remaining principal amount under currently effective shelf registrations with the Securities and Exchange Commission to meet capital requirements.

Capital Expenditures

During the nine months ended September 30, 2000, our investing activities resulted in a net cash outflow of $529 million. These activities included plant expenditures of $421 million and nuclear fuel expenditures of $66 million. Generation-related projects totaled approximately $188 million and included construction of four combustion turbines, environmental upgrades, and routine capital improvements. We spent approximately $215 million on transmission and distribution-related projects reflecting routine capital improvements and expenditures associated with new connections. Remaining capital expenditures of $18 million included other general and information technology projects.

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

General

Total revenue for the three months and nine months ended September 30, 2000 and 1999, respectively was allocated to the Energy and Delivery segments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(Millions)		(Millions)
Energy	$ 1,026	$ 1,076	$ 2,698	$ 2,689
Delivery	347	355	936	906
Other	5	9	17	20
Total revenue	$ 1,378	$ 1,440	$ 3,651	$ 3,615

Electric service revenue consists primarily of sales to retail customers in our service territory at rates authorized by the Virginia and North Carolina regulatory commissions and sales to cooperatives and municipalities at wholesale rates authorized by FERC. The following analysis and discussion present estimates of the primary factors affecting electric service revenue for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999:

	Three Months Ended September 30, 2000 vs. 1999	Nine Months Ended September 30, 2000 vs. 1999
	(Millions)
Electric service revenue
Retail customer growth	20	58
Weather	(112)	(38)
Base rate reduction		(8)
Fuel rate variance	34	81
Other retail, net	45	36
Total retail	(13)	129
Other electric service	(12)	(10)
Total electric service	(25)	119

Retail customer growth-Electric service revenue for the three months and nine months ended September 30, 2000 increased as compared to those periods in 1999 as we served approximately 39,000 more retail customers during those periods in 2000 versus 1999.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Weather-Cooler weather in the third quarter of 2000, as compared to 1999, decreased electric service revenue for the quarter and nine months ended September 30, 2000 over the same periods in 1999.

Heating and cooling degree-days were as follows:

Heating degree-days Percentage change from prior year Cooling degree-days Percentage change from prior year
	Three Months Ended September 30, 2000 1999 Normal			Nine Months Ended September 30, 2000 1999 Normal
				2,220	2,240	2,430
				(0.9)%	10.1%

	790	1,095	1,056	1,262	1,460	1,502
	(27.8)%	(4.6)%		(13.6)%	(9.4)%

Fuel rates-Currently, we recover the cost of fuel used in generating electricity through fuel rates approved by regulatory authorities. The increase in fuel rate revenue reflects higher fuel rates approved during the quarter ended March 31, 2000.

Other retail, net-Electric service revenue increased for the extra "leap-year" day in February 2000 as well as various other factors that were individually insignificant.

Other revenue includes sales of electricity beyond our service territory, sales of natural gas, and other revenue. The decrease in other revenue during the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, reflect primarily lower net revenues associated with power and gas marketing and trading activities.

Certain expenses, which are not allocated separately to the Energy and Delivery segments, changed as follows when compared to the applicable prior year periods:

Restructuring Costs -During the three months and nine months ended September 30, 2000, we incurred restructuring costs of $1 million and $70 million, respectively, in connection with the implementation of a plan to restructure the operations of Dominion subsidiaries following Dominion's acquisition of CNG. These charges related primarily to costs associated with work-force reduction activities. See Restructuring Costs in the Future Issues section below and Note D to the Consolidated Financial Statements for further information.

Extraordinary Item-We recorded this extraordinary item in connection with the passage of new legislation in 1999 establishing a detailed plan to restructure the electric utility industry in Virginia. The legislation's deregulation of generation was an event that required discontinuation of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, for our generation operations. Generation-related assets and liabilities not expected to be recovered during the transition period were written off in March 1999, resulting in an after-tax charge of $255 million. See Note C to the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Cumulative effect of a change in accounting principle-During the quarter ended September 30, 2000, as a result of its acquisition of CNG, Dominion adopted a new company-wide standard method of calculating the market related value of plan assets for all pension plans of Dominion and its subsidiaries. The market related value of plan assets is used to determine the expected return on plan assets, a component of net periodic pension cost. The cumulative effect of this accounting change as of January 1, 2000 was $21 million (net of income taxes of $11 million). See Note B to the Consolidated Financial Statements.

Energy Segment

Third Quarter Results

Net income for our Energy segment increased for the third quarter of 2000 as compared to the same period in 1999. For the comparative periods, revenue decreased reflecting the impact of comparatively mild weather on retail electric sales and power and gas marketing and trading activities. This decrease in revenue was substantially offset by an overall reduction in operating expenses for the third quarter of 2000 as compared to 1999. Operations and maintenance expenses decreased reflecting the timing of planned outages in 2000 as compared to 1999. Fuel and capacity expenses were also lower in the comparative third quarters reflecting reduced customer usage commensurate with lower revenues and the expiration of purchased power agreements in late 1999. Other income for the third quarter of 2000 includes an accrual of interest income to be received in connection with favorable resolution of tax litigation during the quarter.

Nine Months Results

Net income for our Energy segment increased for the nine months ended September 30, 2000 as compared to the same period in 1999. Revenue increased reflecting growth in our retail customer base partially offset by the adverse effect of comparatively mild weather in the third quarter of 2000 as well as lower net revenue associated with power and gas marketing and trading activities. The overall decrease in operating expenses for the comparative nine-month periods primarily reflects a reduction in other taxes due to the accrual of a tax refund in the first quarter of 2000 and increased accruals for sales tax in 1999. Changes in other operating expenses include increased fuel and operations and maintenance expenses substantially offset by decreased purchased power capacity and depreciation. Other income for nine months ended September 30, 2000 includes an accrual of interest income to be received in connection with favorable resolution of tax litigation during the third quarter of 2000.

Selected financial information for our Energy segment for the comparative quarters and year-to-date periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(Millions)
Revenue Fuel, net Purchased power capacity, net Operations and maintenance Depreciation and amortization Taxes other than income Other income Income before interest and income taxes	$ 1,026	$ 1,076	$2,698	$ 2,689
	309	318	816	779
	184	196	558	605
	139	158	447	437
	67	70	199	214
	42	48	97	118
	12	2	16	4
	297	289	598	541
Net income	177	168	326	284

Revenue-see General section for discussion of revenue on a consolidated basis.

Fuel, net decreased in the third quarter of 2000, as compared to the same quarter of 1999, primarily due to decreased energy purchases. For the nine months ended September 30, 2000, fuel, net increased due to increased energy purchases and the inclusion of previously deferred fuel expenses being recovered in current fuel rates.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Purchased power capacity, net decreased in the quarter and nine months ended September 30, 2000 as compared to 1999 reflecting the expiration of two major long-term power purchase contracts as of December 31, 1999.

Operations and maintenance decreased in the third quarter of 2000, as compared to 1999, primarily reflecting higher outage costs in the prior year due to the timing of outage activities during the comparative periods. For the nine months ended September 30, 2000, as compared to same period of 1999, operations and maintenance increased reflecting higher corporate general and administrative support costs.

Depreciation and amortization decreased for the nine months ended September 30, 2000, as compared to 1999, reflecting primarily the amortization of certain terminated construction projects in the first quarter of 1999 with no such expenses occurring in the current year. The terminated construction projects were completely amortized as of the end of the first quarter 1999.

Taxes other than income decreased during the nine months ended September 30, 2000 as compared to 1999 due to the accrual for a tax refund in the first quarter of 2000.

Other income for the quarter and nine months ended September 30, 2000 includes an accrual of interest income to be received in connection with favorable resolution of tax litigation during the third quarter of 2000.

Delivery Segment

Third Quarter Results

Net income for our Delivery segment increased for the third quarter of 2000 as compared to the same period in 1999. For the comparative periods, revenue decreased reflecting the impact of comparatively mild weather. This decrease in revenue was substantially offset by a reduction in operating expenses for the third quarter of 2000 as compared to 1999 primarily reflecting significant service restoration costs associated with hurricane damage in the third quarter of 1999.

Nine Months Results

Net income for our Delivery segment increased for the nine months ended September 30, 2000 as compared to the same period in 1999. Revenue increased reflecting growth in our retail customer base and electric transmission services partially offset by the adverse effect of comparatively mild weather in the third quarter of 2000. Operating expenses for the nine months ended September 30, 2000, as compared to 1999, decreased as we incurred significant service restoration costs associated with ice storm and hurricane damage in the first and third quarters of 1999.

Selected financial information relevant to the operations of our Delivery segment for the comparative quarters and year-to-date periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(Millions)
Revenue Operations and maintenance Income before interest and income taxes Net income	$ 347	$ 355	$ 936	$ 906
	96	126	270	302
	171	144	441	367
	87	68	210	164

Revenue-see General section for discussion of revenue on a consolidated basis.

Operations and maintenance decreased for the quarter and nine months ended September 30, 2000, as compared to 1999, primarily reflecting significant service restoration costs associated with hurricane damage in the third quarter of 1999 and ice storms in the first quarter of 1999.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Future Issues and Other Information

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. We recommend that this section be read in connection with Future Issues in MD&A included in our Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K).

Competition-Legislative Initiatives

Virginia

In March 1999, the Governor of Virginia signed into law legislation establishing a detailed plan to restructure the electric utility industry in Virginia which will provide for customer choice beginning in 2002. For additional information on the impact of this legislation and customer choice, see Note B to the Consolidated Financial Statements and MD&A included in our 1999 Form 10-K. Since March 1999, we have supported certain technical amendments which were passed by the 2000 General Assembly and were signed by the Governor in April 2000.

In March 1998, the Virginia Commission issued an Order Establishing Investigation with regard to independent system operators, regional power exchanges and retail access pilot programs. The Order instructed Virginia Power and American Electric Power-Virginia (AEP) each to design and file a retail access pilot program. In response, we filed a report describing the details, objectives and characteristics of our proposed retail access pilot program and a hearing was held. In April 2000, the Virginia Commission entered a Final Order adopting, with certain exceptions, the Hearing Examiner's recommendations, including the Hearing Examiner's market price methodology. The Company's pilot program began on September 1, 2000, providing approximately 35,000 customers the ability to choose their electric supplier. The program will be expanded to include approximately 71,000 customers by January 2001. A final order from the Virginia Commission on the interim rules governing electric and gas retail pilot programs in Virginia was issued in May 2000.

In April 2000, the Virginia Commission entered an order proposing regulations governing the functional separation of the generation, retail transmission, and distribution of incumbent electric utilities under the Virginia Electric Utility Restructuring Act (the Act). Pursuant to the Act, Virginia electric utilities are required to file their functional separation plans with the Virginia Commission by January 1, 2001. Comments on the Commission's proposed functional separation rules were filed by the Company in June 2000.

In October 2000, the Virginia Commission issued regulations governing the functional separation of incumbent electric utilities' generation, transmission and distribution services by January 1, 2002. These regulations outline the specific information to be included in functional separation plans filed with the Virginia Commission. Under the Virginia Electric Utility Restructuring Act (the Act), electric utilities are obligated to serve retail customers at capped rates until July 1, 2007, unless capped rates are terminated sooner by order of the Virginia Commission. The obligation to provide default service to retail customers who do not select a generation supplier, are unable to obtain service from an alternative supplier, or have contracted with an alternative supplier who fails to perform, may be imposed on incumbent utilities as early as January 1, 2004.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

By January 1, 2002, as required under the Act, the generation portion of Virginia Power's Virginia jurisdictional operations will no longer be subject to cost-based regulation. On November 1, 2000, also in keeping with the requirements of the Act, Virginia Power filed with the Virginia Commission an Application for Approval of a Functional Separation Plan (the Plan). The Plan provides for the following:

  transfer of generation assets into a separate legal entity, Dominion Generation Corporation;
  transfer of rights and obligations under non-utility purchase power contracts to Dominion Generation Corporation;
  retention of transmission and distribution assets and operations by Virginia Power, to be known as Dominion Virginia Power;
  collection of nuclear decommissioning funding costs and wires charges from retail customers by Dominion Virginia Power on behalf of Dominion Generation Corporation;
  Dominion Virginia Power to be responsible for providing capped rate service until July 1, 2007 and default service obligations, if any;
  Dominion Generation Corporation to supply Dominion Virginia Power with electric power during and after the capped rate period under a power purchase agreement;
  upon expiration of the capped rate period, any power purchases by Dominion Virginia Power from Dominion Generation Corporation to be at prevailing market prices;
  an index-based fuel cost recovery mechanism based on forecasted generation by fuel type and projected fuel price indices after January 1, 2002;
  unbundled rates to reflect the separation and deregulation of generation;
  a wires charge, effective January 1, 2002, and subject to annual adjustment to be paid by retail customers choosing an alternative generation supplier during the capped rate period;
  proposed internal controls to prevent cross-subsidies between regulated and unregulated entities and to ensure that generation assets or their equivalent remain available for electric service during the capped rate and default service periods; and
  planned reallocation between Dominion Virginia Power and Dominion Generation Corporation of payment responsibility for existing Virginia Power debt in a manner to be determined with investment banking assistance with the objective that ratings on outstanding debt will remain unchanged.

The Virginia Commission is expected to act on the Plan prior to January 1, 2002.

In July 2000, the Virginia Commission issued an Order Prescribing Notice and Inviting Comments with regard to retail electric metering and billing services. The Virginia Commission is directed by statute to recommend to a Virginia Legislative Transition Task Force, on or before January 1, 2001, whether metering services, billing services, or both may be provided by persons licensed to provide such services, and an appropriate date for the commencement of such services. The Virginia Commission is also directed to develop a draft plan for implementation. We filed comments and a request for hearing in August 2000. A hearing was held on November 1 and 2, 2000.

North Carolina

In April 2000, a study commission, established by the North Carolina General Assembly to explore the future of electric service in North Carolina, developed a proposal to provide full retail competition to North Carolina by January 1, 2006, with a phase-in beginning on January 1, 2005 of up to 50% of each power supplier's customer load. These recommendations were part of a report given to the General Assembly in May 2000. During the 2000 short session, legislation was passed that extended the study commission through 2006 and added North Carolina Power's CEO, or his designee, to its membership. The study commission resumed its meetings in September 2000 and will continue to address the specifics needed to accomplish its recommendations.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

Competition-Regulatory Initiatives

Virginia

In July 2000, the Virginia Commission issued a Final Order promulgating regulations governing the transfer of ownership or control of electric transmission assets to regional transmission entities (RTE). The regulations establish: (1) the elements of an RTE essential to the public interest to be applied by the Virginia Commission in determining whether to authorize transfer of control of electric transmission facilities to an RTE, (2) the filing requirements for entities seeking authorization to transfer the facilities, and (3) a schedule for such filings. In October 2000, we filed our application with the Virginia Commission pursuant to the RTE regulations seeking authorization to transfer control of our electric transmission facilities to the Alliance Regional Transmission Organization (Alliance RTO).

In October 2000, the Virginia Commission approved our application for the construction and operation of two 160 Mw combustion turbine units in Caroline County, Virginia for additional peaking capacity. We expect these units to be operational by June 2001.

Federal

In June 1999, Virginia Power, together with AEP, Consumers Energy Company, The Detroit Edison Company and First Energy Corporation, on behalf of themselves and their public utility operating company subsidiaries (Alliance Companies), filed with FERC applications under Sections 205 and 203 of the Federal Power Act for approval of the proposed Alliance RTO. In December 1999, FERC issued an Order granting the application subject to certain conditions and filing requirements.

During the first quarter of 2000, the Alliance Companies filed amendments to the Alliance RTO documents to comply with certain conditions and requirements of the Order and also filed an application seeking rehearing of certain of those conditions and requirements. In May 2000, FERC issued an Order on Compliance Filing and Requests for Rehearing and Clarification in response to the Alliance Companies' application for rehearing and request for clarifications and to the compliance filings. The Order granted in part and denied in part the Alliance Companies' request for rehearing and clarifications, and directed the Alliance Companies to make further filings to comply with certain conditions and requirements of the Order. In September 2000, the Alliance Companies filed a response complying with the conditions and requirements of the FERC's December 1999 and May 2000 Orders.

Rate Matters

In July 2000, the Virginia Commission issued an Order Establishing Cogeneration Tariff to modify our cogeneration and small power production rates under Schedule 19. The order sustained our proposed method to determine avoided costs, agreed with our position that off system sales should be excluded from the calculation of avoided costs, and that the cogeneration rate should be effective through 2001.

Restructuring Costs

Subsequent to Dominion's acquisition of CNG, Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. Restructuring activities include workforce reductions and the consolidation of post-merger operations and information technology systems. For the three and nine month periods ended September 30, 2000, the Company recognized $1 million and $70 million, respectively, of restructuring costs as discussed below.

Under the restructuring plan, approximately 200 employee positions at Virginia Power and its subsidiaries have been identified for elimination. Through September 30, 2000, the Company has recorded $17 million in employee severance related costs, a reduction from amounts originally estimated in the first quarter of 2000. The revision reflects coordination of benefits under the severance and early retirement programs and lower than expected employee credited service and salaries. At September 30, 2000, a total of 165 positions had been eliminated, and $6 million of severance benefits had been paid.

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

See Note D to the Consolidated Financial Statements for further discussion of restructuring activities and related costs.

Clean Air Act Matters

The Virginia Department of Environmental Quality (DEQ) has proposed to impose a plantwide ozone season NOx emission limit of 0.15 lb/mmBtu at the Possum Point Power Station beginning in May 2003 as part of a State Implementation Plan to address ozone levels in Northern Virginia, which is classified as a serious ozone non-attainment area. Given the age of the existing units at Possum Point and the high probability of additional control requirements in the future, we evaluated various options to optimize the ability to continue to operate these units in a cost-effective manner while providing the Northern Virginia area with a reliable source of electricity. Based on this evaluation, we recently announced the planned replacement of 143 MW of existing oil-fired generation and conversion of 322 MW of coal-fired generation to natural gas or number 6 fuel oil at Possum Point. Additionally, a new, cleaner 540 MW combined cycle gas unit will be constructed and owned by a third party and operated by Virginia Power under an operating lease. This arrangement has been filed for approval with the Virginia Commission, and a hearing has been scheduled for January 2001.

We received a Notice of Violation (NOV) from the EPA dated April 24, 2000, alleging that we failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at our Mt. Storm Power Station in West Virginia. EPA alleges that each of these projects resulted in an increase in the emission of air pollutants beyond levels that require a New Source Review permit specified under the Clean Air Act. In July 2000, the Attorney General of New York filed a suit alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. We also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Violations of the Clean Air Act may result in the imposition of substantial civil penalties and injunctive relief. We believe that we have obtained the permits necessary in connection with our generating facilities. Currently, Virginia Power is in discussion with the EPA concerning the implementation of certain additional environmental controls at Virginia Power's coal-fired generating stations in connection with the resolution of various Clean Air Act matters. See Note E to the Consolidated Financial Statements for further discussion of this matter.

Transfer of VPS Communications, Inc. to Dominion

In July 2000, the Virginia Commission approved our planned transfer of all issued and outstanding common stock in VPS Communications, Inc. to Dominion. This transfer took place in August 2000 resulting in VPS Communications becoming a direct subsidiary of Dominion.

Recently Issued Accounting Standards

In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 138 addresses a limited number of SFAS No. 133 implementation issues including expanded availability of exclusions of normal purchase and normal sale agreements from classification as derivatives.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued)

The Company holds some commodity contracts for trading purposes that are already subject to fair value accounting under Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. After reviewing other contracts being used by the Company, management has determined that certain other contracts will be subject to fair value accounting under SFAS No. 133. A substantial portion of these contracts is used by Virginia Power in its production and delivery of energy to its customers and involves various hedging strategies. The Company is currently documenting these hedging strategies and assessing effectiveness thereof in anticipation of implementation of the standard. The Company expects any ineffectiveness related to its hedging strategies to primarily result from the time value component of certain options as well as from basis risks that may not be hedged. In addition to these commodity contracts, Virginia Power uses interest rate swaps to manage its cost of capital.

In light of the additional contracts that will be subject to fair value accounting, Virginia Power will report a cumulative effect of a change in accounting principle in the first quarter of 2001. The effect of implementation will be to adjust stockholder's equity through other comprehensive income for effective cash flow hedging strategies and the remaining impact will affect earnings. Virginia Power has not estimated the impact that will result from the adoption of SFAS No. 133, but believes it could be material, depending primarily on (1) market prices at January 1, 2001; (2) changes in the population of affected contracts between the date of this report and January 1, 2001; and (3) resolution of certain industry issues, including treatment of certain power purchase contracts, may involve further interpretation by the Derivatives Implementation Group, a group sponsored by the FASB.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which revises the standards for accounting and disclosure of securitizations and other transfers of financial assets and extinguishments of liabilities. With certain exceptions, the standard will be applied prospectively to transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We do not expect the adoption of this new standard to have a material impact on our financial condition or results of operations.

Market Risk Sensitive Instruments and Risk Management

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

We have determined a hypothetical loss on our portfolio of derivative commodity contracts held for trading purposes by calculating a hypothetical fair value for each contract assuming a 10 percent unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at September 30, 2000 and December 31, 1999. This hypothetical 10 percent change in commodity prices would have resulted in a hypothetical loss of approximately $1 million and $5 million in the fair value of our commodity contracts as of September 30, 2000 and December 31, 1999, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

See Market Risk Sensitive Instruments and Risk Management under Management's Discussion And Analysis

Of Financial Condition And Results Of Operations.

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 20, 2000, the New York Attorney General filed a lawsuit against Virginia Power for alleged violations of the Clean Air Act at one of its plants. The complaint alleges Virginia Power made upgrades at the station without installing appropriate emissions controls. For more details, see Note E to the Consolidated Financial Statements.

Item 5. Other Information

Regulation

Virginia

In January 2000, we filed an application with the Virginia Commission to build and operating two 160 MW combustion turbine units in Caroline County, Virginia for additional peaking capacity. In May, a hearing was held on our application and the Virginia Commission approved it in October 2000.

In March 1998, the Virginia Commission issued an Order instructing Virginia Power to establish a retail access pilot program. The Company's pilot program began on September 1, 2000, providing approximately 35,000 customers the ability to choose their electric supplier. The program will be expanded to include approximately 71,000 customers by January 1, 2001.

In July 2000, the Virginia Commission issued an Order Prescribing Notice and Inviting Comments with regard to retail electric metering and billing services. The Virginia Commission is directed by statute to recommend to a Virginia Legislative Transition Task Force, on or before January 1, 2001, whether metering services, billing services, or both may be provided by persons licensed to provide such services, and an appropriate date for commencement of such services. We filed comments and a request for hearing in August 2000. A hearing was held on November 1, 2000.

In October, 2000, the Virginia Commission issued regulations governing the functional separation of incumbent electric utilities' generation, transmission and distribution services by January 1, 2002. These regulations outline the specific information to be included in functional separation plans filed with the Virginia Commission. Under the Virginia Electric Utility Restructuring Act (the Act), electric utilities are obligated to serve retail customers at capped rates until July 1, 2007, unless capped rates are terminated sooner by order of the Virginia Commission. The obligation to provide default service to retail customers who do not select a generation supplier, are unable to obtain service from an alternative supplier, or have contracted with an alternative supplier who fails to perform, may be imposed on incumbent utilities as early as January 1, 2004.

By January 1, 2002, as required under the Act, the generation portion of Virginia Power's Virginia jurisdictional operations will no longer be subject to cost-based regulation. On November 1, 2000, also in keeping with the requirements of the Act, Virginia Power filed with the Virginia Commission an Application for Approval of a Functional Separation Plan (the Plan). The Plan provides for the following:

  transfer of generation assets into a separate legal entity, Dominion Generation Corporation transfer of rights and obligations under non-utility purchased power contracts to Dominion Generation Corporation;
  retention of transmission and distribution assets and operations by Virginia Power, to be known as Dominion Virginia Power;
  collection of nuclear decommissioning funding costs and wires charges from retail customers by Dominion Virginia Power on behalf of Dominion Generation Corporation;
  Dominion Virginia Power to be responsible for providing capped rate service until July 1, 2007 and default service obligations, if any;
  Dominion Generation Corporation to supply Dominion Virginia Power with electric power during and after the capped rate period under a power purchase agreement;
  upon expiration of the capped rate period, any power purchases by Dominion Virginia Power from Dominion Generation Corporation to be at prevailing market prices;

VIRGINIA ELECTRIC AND POWER COMPANY

PART II - OTHER INFORMATION

(Continued)

  an index-based fuel cost recovery mechanism based on forecasted generation by fuel type and projected fuel price indices after January 1, 2002;
  unbundled rates to reflect the separation and deregulation of generation;
  a wires charge, effective January 1, 2002, and subject to annual adjustment to be paid by retail customers choosing an alternative generation supplier during the capped rate period;
  proposed internal controls to prevent cross-subsidies between regulated and unregulated entities and to ensure that generation assets or their equivalent remain available for electric service during the capped rate and default service periods; and
  planned reallocation between Dominion Virginia Power and Dominion Generation Corporation of payment responsibility for existing Virginia Power debt in a manner to be determined with investment banking assistance with the objective that ratings on outstanding debt will remain unchanged.

The Virginia Commission is expected to act on the Plan prior to January 1, 2002.

Interconnections

On May 18, 2000, FERC issued an Order on Compliance Filing and Requests for Rehearing and Clarification in response to the Alliance Companies' January 2000 application for rehearing and request for clarification and to the February 2000 compliance filing. The Order granted in part and denied in part the Alliance Companies' requests for rehearing and clarifications, and directed the Alliance Companies to make further filings to comply with certain conditions and requirements of the Order. In September 2000, the Alliance Companies filed a response complying with the conditions and requirements of the FERC's previous order.

On July 19, 2000, the Virginia Commission issued a Final Order promulgating regulations governing the transfer of ownership or control of electric transmission assets to regional transmission entities (RTE). The regulations: (1) establish the elements of RTE essential to the public interest to be applied by the Virginia Commission in determining whether to authorize transfer of control of electric transmission facilities to RTE, (2) establish the filing requirements for entities seeking authorization to transfer the facilities, and (3) establish a schedule for such filings. In October 2000, we filed our application with the Virginia Commission pursuant to the RTE regulations seeking authorization to transfer control of our electric transmission facilities to the Alliance Regional Transmission Organization (Alliance RTO).

For additional information, see Future Issues and Other Information under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

VIRGINIA ELECTRIC AND POWER COMPANY

PART II - OTHER INFORMATION

(Continued)

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

18	Letter re change in accounting principles (filed herewith).
27	Financial Data Schedule (filed herewith).
99

Virginia Electric and Power Company Application for Approval of Functional Separation Plan to the Virginia State Corporation Commission filed by Dominion Resources, Inc. on Form 8-K, dated November 2, 2000 (incorporated by reference).

(b) Reports on Form 8-K:

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

Registrant
November 13, 2000	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)