Form 10-Q
period 2001-03-31
VIRGINIA ELECTRIC & POWER CO
filed 2001-05-08
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________

(Mark one)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

or

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-2255

VIRGINIA ELECTRIC AND POWER COMPANY
(Exact name of registrant as specified in its charter)

VIRGINIA (State or other jurisdiction of Incorporation or Organization)	54-0418825 (I.R.S. Employer Identification No.)

701 East Cary Street RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)

(804) 771-3000 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No __

At April 30, 2001, 171,484 shares of common stock, without par value, of the registrant were outstanding, all of which were held, beneficially and of record, by Dominion Resources, Inc.

VIRGINIA ELECTRIC AND POWER COMPANY

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2001	2000
	(Millions)
Operating revenue and income	$ 1,222	$ 1,126

Expenses:
Fuel, net	320	250
Purchased power capacity, net	188	193
Restructuring costs		20
Operations and maintenance	431	213
Depreciation and amortization	127	135
Other taxes	47	56
Total	1,113	867

Income from operations	109	259
Other income	7	14
Income before interest and income taxes	116	273
Interest and related charges:
Interest expense, net	74	68
Distributions - Preferred securities of subsidiary trust	3	3
Total	77	71

Income before income taxes	39	202
Income tax expense	14	72
Income before cumulative effect of change in accounting principle	25	130
Cumulative effect of change in accounting
principle (net of income taxes of $11)		21
Net income	25	151
Preferred dividends	7	10
Balance available for common stock	$ 18	$ 141

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
Assets
(Unaudited)

	March 31,	December 31,
	2001	2000
	(Millions)
CURRENT ASSETS:
Cash and cash equivalents	$ 467	$ 141
Accounts receivable:
Customer accounts receivable, net	959	1,134
Other	41	82
Receivable from affiliated companies	41	30
Inventories (average cost method):
Materials and supplies	131	129
Fossil fuel	69	83
Gas stored	6	19
Commodity contract assets	272	1,047
Other	96	164
Total current assets	2,082	2,829

INVESTMENTS:
Nuclear decommissioning trust funds	853	851
Other	46	63
Total investments	899	914

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment	16,274	16,190
Less accumulated depreciation	7,243	7,165
	9,031	9,025
Nuclear fuel, net	147	140
Net property, plant and equipment	9,178	9,165

DEFERRED DEBITS AND OTHER ASSETS:
Regulatory assets	229	235
Commodity contract assets	132	79
Other	65	109
Total deferred debits and other assets	426	423

Total assets	$ 12,585	$ 13,331

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

Liabilities and Stockholder's Equity
(Unaudited)

	March 31,	December 31,
	2001	2000
	(Millions)
CURRENT LIABILITIES:
Securities due within one year	$ 559	$ 241
Short-term debt	354	714
Accounts payable, trade	751	882
Payable to affiliated companies	59	122
Customer deposits	60	55
Payrolls accrued	53	88
Interest accrued	93	94
Taxes accrued	61	60
Commodity contract liabilities	271	994
Other	94	100
Total current liabilities	2,355	3,350

LONG-TERM DEBT	3,899	3,561

DEFERRED CREDITS AND OTHER LIABILITIES:
Accumulated deferred income taxes	1,491	1,494
Deferred investment tax credits	126	130
Commodity contract liabilities	123	87
Other	177	216
Total deferred credits and other liabilities	1,917	1,927

COMMITMENTS AND CONTINGENCIES (See Note F)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST*	135	135

PREFERRED STOCK:
Preferred stock not subject to mandatory redemption	509	509

COMMON STOCKHOLDER'S EQUITY:
Common stock	2,738	2,738
Other paid-in capital	16	16
Accumulated other comprehensive income	(16)
Retained earnings	1,032	1,095
Total common stockholder's equity	3,770	3,849

Total liabilities and stockholder's equity	$ 12,585	$ 13,331

The accompanying notes are an integral part of the Consolidated Financial Statements.

* As described in Note H, the 8.05 percent Junior Subordinated Notes totaling $139 million in principal amount constitute 100 percent of the Trust's assets.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2001	2000
	(Millions)
Net cash flow from operating activities	$ 257	$ 397

Cash flow from (to) financing activities:
Repayment of short-term debt, net	(360)	(193)
Issuance of long-term debt	650	220
Repayment of long-term debt and preferred stock		(57)
Common stock dividend payments	(82)	(93)
Preferred stock dividend payments	(5)	(10)
Distribution-preferred securities of subsidiary trust		(3)
Other	(2)
Net cash flow from (to) financing activities	201	(136)

Cash flow from (to) investing activities:
Plant expenditures	(128)	(128)
Nuclear fuel	(28)	(34)
Nuclear decommissioning contributions	(9)	(9)
Other	33	(7)
Net cash flow from (to) investing activities	(132)	(178)

Increase in cash and cash equivalents	326	83
Cash and cash equivalents at beginning of period	141	62
Cash and cash equivalents at end of period	$ 467	$ 145

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended
	March 31,
	2001	2000
	(Millions)

Net income	$ 25	$ 151
Other comprehensive loss, net of tax:
Unrealized derivative losses - hedging activities	(16)
Other comprehensive loss	(16)	____
Comprehensive income	$ 9	$ 151

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A. Nature of Operations

General

Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion), a Virginia corporation, is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. It sells electricity to retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65 percent of Virginia's total land area, but accounts for over 80 percent of its population. The Company also engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas, and has developed trading relationships beyond the geographic limits of its retail service territory. Within this document, the term "Company" refers to the entirety of Virginia Electric and Power Company, including its Virginia and North Carolina operations, and all of its subsidiaries.

The Company manages its operations along two primary business lines, Energy and Delivery. The Energy segment encompasses the Company's portfolio of generating facilities and power purchase contracts, trading and marketing activities, nuclear consulting services and energy services activities. The Delivery segment includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation.

Note B. Significant Accounting Policies

With the exception of the consolidated balance sheet at December 31, 2000 which is derived from the audited consolidated financial statements at that date, the consolidated financial statements are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2001, the results of operations for the three months ended March 31, 2001 and 2000, and the cash flows for the three months ended March 31, 2001 and 2000. Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K).

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note C. Derivatives and Hedge Accounting

Adoption of Statement of Financial Accounting Standards No. 133

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 200 1. The Company recorded an after-tax charge to accumulated other comprehensive income (AOCI) of approximately $14 million (net of $9 million tax benefit) in the first quarter of 2001 in connection with the initial adoption of SFAS No. 133 as a cumulative effect of a change in accounting principle. The Company expects to reclassify approximately $13 million of this amount to earnings during the year ending December 31, 2001. The actual amounts that will be reclassified to earnings over the twelve months subsequent to initial adoption may vary from this amount as a result of changes in market conditions. The effect of the charges being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Risk Management Policy

The Company uses derivatives to manage the commodity, currency exchange and financial market risks of its business operations. The Company manages the price risk associated with purchases of natural gas and oil by utilizing derivative commodity instruments including futures and swaps. The Company manages its foreign exchange risk associated with anticipated future purchases denominated in foreign currencies by utilizing currency forward contracts. The Company manages its interest rate risk exposure, in part, by entering into interest rate swap transactions. All of the Company's derivatives that are designated as hedges at March 31, 2001 represent cash flow hedges of the variable price risk associated with purchases of natural gas and oil, the risk of variability in foreign exchange rates and the risk of variable interest rates on long-term debt.

As part of its strategy to market energy from its generation capacity and to manage related risks, the Company manages a portfolio of derivative commodity contracts held for trading purposes. These contracts are sensitive to changes in the prices of natural gas and electricity. The Company employs established policies and procedures to manage the risks associated with these price fluctuations and uses various commodity instruments, such as futures, swaps and options, to reduce risk by creating offsetting market positions.

Certain of the Company's non-trading derivative instruments, which management believes are economic hedges and mitigate exposure to fluctuations in commodity prices and interest rates, are not designated as hedges for accounting purposes .

Accounting Policy

Under SFAS No. 133, derivatives are recognized on the consolidated balance sheets at fair value, unless a scope exception is available under the standard. Commodity contracts representing unrealized gain positions are reported as commodity contract assets; commodity contracts representing unrealized losses are reported as commodity contract liabilities. In addition, purchased options and options sold are reported as commodity contract assets and commodity contract liabilities, respectively, at estimated market value until exercise or expiration. Cash flows from derivative instruments are presented in net cash flow from operating activities.

For all derivatives designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows. Any change in the fair value of the derivative resulting from ineffectiveness, as defined by SFAS No. 133, is recognized currently in earnings. Further, for derivatives that have ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For fair value hedge transactions in which the Company is hedging changes in fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative will generally be offset in the consolidated statements of income by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, commitment, or forecasted transaction, changes in the fair value of the derivative are reported in AOCI. The gains and losses on the derivatives that are reported in AOCI are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of a derivative's change in fair value and the change in fair value of derivatives not designated as hedges for accounting purposes are recognized in current-period earnings. For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the measurement of hedge effectiveness and are, therefore, recorded in earnings.

Gains and losses on derivatives designated as hedges, when recognized, are included in operating revenue and income, expenses and interest and related charges in the consolidated statements of income. Specific line item classification is determined based on the nature of the risk underlying individual hedge strategies. Net derivative gains and losses associated with the Company's commodity trading activities are reported net of related cost of sales in non-regulated electric sales and non-regulated gas sales. Changes in the fair value of derivatives not designated as hedges and the portion of hedging derivatives excluded from the measurement of effectiveness are included in other operation and maintenance expense in the consolidated statements of income.

Certain commodity contracts held by the Company for trading purposes are not derivatives as defined by SFAS No. 133, but are reported at fair value in accordance with Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, pursuant to the policy set forth above.

March 31, 2001 Derivatives and Hedge Accounting Results

The Company recognized a pre-tax increase in earnings of approximately $1 million for hedge ineffectiveness during the quarter ended March 31, 2001. This amount is reported as a reduction to cost of sales in the consolidated statements of income.

The following table summarizes activity in AOCI, net of taxes, related to derivatives held by the Company as part of cash flow hedge strategies during the quarter ended March 31, 2001 (in millions):

Cumulative effect of adopting SFAS No. 133 (net of $9 tax benefit)	$ (14)
Effective portion of changes in fair value of derivatives, net	(2)
Accumulated derivative losses at March 31, 2001	$ 16)

Approximately $12 million of net losses in AOCI at March 31, 2001 is expected to be reclassified to earnings within the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months may vary from this amount as a result of changes in market conditions. The effect of the charges being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of March 31, 2001, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over periods of up to five years.

The Derivatives Implementation Group (DIG), a group sponsored by the Financial Accounting Standards Board (FASB), continues to develop interpretive guidance. Future interpretations of SFAS No. 133 by the DIG or the FASB could result in fair value accounting being required for certain contracts that are not currently being subjected to such requirements. Accordingly, such future interpretations may impact the Company's ultimate application of the standard.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Note D. Change in Accounting for Pensions

The financial statements for the three months ended March 31, 2000 have been restated to reflect a change in the method of calculating the market related value of pension plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. The new method was adopted in the third quarter of 2000 and effective as of January 1, 2000.

A cumulative effect of a change in accounting principle of $21 million (net of income taxes of $11 million) is included in income for the first quarter of 2000. The overall effect of the change for the first quarter of 2000, other than the cumulative effect of a change in accounting principle, was not material.

For additional information on the cumulative effect of a change in accounting principle concerning accounting for net periodic pension costs, see Note 3 to the Consolidated Financial Statements included in the 2000 Form 10-K.

Note E. Restructuring Costs

Subsequent to the acquisition of Consolidated Natural Gas Company (CNG) on January 28, 2000, Dominion implemented a plan to restructure the operations of the combined companies. During the first quarter of 2000, the Company recorded $20 million for charges in connection with consolidation of post-acquisition operations and the integration of information technology systems. At December 31, 2000, the Company's restructuring plan was substantially complete. At March 31, 2001, the remaining severance liability of $5 million represents remaining amounts payable to employees already terminated.

The roll forward liability for severance and related benefit costs is presented below:

(Millions)
Balance at December 31, 2000	$6
Amounts paid	(1)
Balance at March 31, 2001	$5

Note F. Commitments and Contingencies

Restructuring of Contracts with Non-Utility Generating Facilities (NUGs)

In the first quarter of 2001, the Company completed the purchase of three generating facilities and the termination of seven contracts which provided electricity to the Company under long-term purchase agreements with non-utility generators. The company recorded a one-time charge of $136 million after tax in connection with the purchase and termination of long-term power purchase agreements. Cash payments related to the purchase of the three generating facilities totaled $207 million. The allocation of the purchase price was assigned to the assets and liabilities acquired based upon estimated fair values and future cash flows as of the date of acquisition. Substantially all of the value was attributed to the long-term purchase agreements which were terminated and resulted in a charge to operations and maintenance expense.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Environmental Matters

There have been no significant developments with regard to environmental matters disclosed in Note 20 to the Consolidated Financial Statements included in the 2000 Form 10-K nor have any significant new environmental matters arisen during the first quarter of 2001.

Note G. Long-Term Debt

During the quarter ended March 31, 2001, the Company issued $600 million of 5.75% senior notes due 2006. The net proceeds were used for general corporate purposes including repayment of commercial paper and payments associated with the purchase of three generation facilities. See Note F for further discussion. In addition, the Company issued $50 million in aggregate principal amount of tax-exempt pollution control revenue bonds due 2031 bearing interest at a variable rate. The net proceeds were used to finance qualifying expenditures made during the construction of facilities at the North Anna Power Station.

In April 2001, the Company repaid $5 million in scheduled maturities of medium-term notes and $100 million in connection with the early redemption of first and refunding mortgage bonds.

Note H. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

In 1995, the Company established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5.4 million Preferred Securities for $135 million, representing preferred beneficial interests and 97 percent beneficial ownership in the assets held by VP Capital Trust.

Virginia Power issued $139 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) in exchange for the $135 million realized from the sale of the Preferred Securities and $4 million of common securities of VP Capital Trust. The common securities, which are owned by the Company, represent the remaining 3 percent beneficial ownership interest in the assets held by VP Capital Trust. The Notes constitute 100 percent of VP Capital Trust's assets. The Notes are due 2025, however the due date may be extended up to an additional ten years if certain conditions are satisfied.

Note I. Business Segments

The Company manages its operations along two primary business lines, Energy and Delivery. The majority of the Company's revenue is provided through bundled rate tariffs. Generally, such revenues are allocated between the two business lines for management reporting based on prior cost of service studies.

Amounts in Corporate and Other include: (1) corporate operations and assets; (2) transactions or events not allocated to the segments for internal reporting purposes (including 2001 charge for NUG restructuring, 2000 restructuring costs, 2000 cumulative effect of a change in accounting principle); and (3) intersegment eliminations, where applicable.

Energy	Delivery	Corporate and Other	Consolidated Total
(Millions)
Three Months Ended March 31, 2001
Operating revenue and income	$920	$302	$1,222
Net income	96	65	(136)	25
Three Months Ended March 31, 2000
Operating revenue and income	$ 839	$ 296	$ (9)	$1,126
Net income	76	67	8	151

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

From time to time we make statements about our expectations, plans, objectives, future financial performance and other predictions that are not historic facts. These are defined under the Private Securities Litigation Reform Act of 1995 as "forward-looking statements". In some cases you can identify our forward-looking statements by words such as "anticipate", "estimate", "expect", "believe", "could", "plan", "may" or other words with similar meaning.

Forward-looking statements are issued by the Company with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with forward-looking statements. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These include:

  Factors affecting operations, such as:
    unusual weather conditions;
    catastrophic weather-related damage;
    unscheduled generation outages;
    unusual maintenance or repairs;
    unanticipated changes in fossil fuel costs, gas supply costs or availability constraints;
    environmental incidents; and
    electric transmission system costs or gas pipeline system costs or availability constraints.

  State, federal and international legislative and regulatory developments, including deregulation and restructuring of the electric utility industry and changes in environmental and other relevant laws and regulations to which we are subject;

  The timing and implementation of our business separation plan;
  The effects of competition, including the extent and timing of the entry of additional competitors in our electric market;

  Our pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities;

  Regulatory factors such as changes in the policies or procedures that set rates, changes in our ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases ;

  Financial or regulatory accounting principles or policies imposed by governing bodies;
  Political and economic conditions and developments in jurisdictions where we operate. This would include inflation rates and monetary fluctuations;
  Changing market conditions and other factors related to physical energy and financial trading activities, including price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates and warranty risks;

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  Financial market conditions, including availability and cost of capital, and our ability to obtain financing on favorable terms;
  The performance of our projects and the success of efforts to invest in and develop new opportunities;
  Employee workforce factors, including collective bargaining agreements with union employees.

We have based our forward-looking statements on management's beliefs and assumptions using information available at the time the statements were made. We caution you that the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. We undertake no obligation to update any forward-looking statements to reflect developments occurring after the statement is made.

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

Results Of Operations

This section provides a general discussion of contributions to net income by both our Energy and Delivery segments and certain expenses not allocated to those segments.

	Three Months Ended March 31,
	2001	2000
	(Millions)
Energy	$ 96	$ 76
Delivery	65	67
Corporate and other	(136)	8
Total net income	$ 25	$ 151

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Energy Segment

Net income for our Energy segment increased 20 million to $96 million for the first quarter 2001 as compared to the first quarter 2000. These results reflect higher regulated electric sales and non-regulated electric and gas sales. Regulated electric sales revenue increased primarily due to colder weather in the first quarter of 2001, customer growth and higher fuel rates. The increase in non-regulated electric and gas sales reflects the results of our electricity and gas marketing and trading activities. Increased operating expenses included higher fuel costs partially offset by lower capacity acquisition costs and depreciation. Depreciation expense decreased as a result of extending by 20 years the estimated useful lives of our nuclear facilities, effective January 2001, in connection with license extensions to be filed with the NRC in mid-2001.

Delivery Segment

Net income for our Delivery segment decreased $2 million to $65 million for the first quarter of 2001 as compared to the same quarter in 2000. Operating revenue and income increased due to higher regulated electric sales reflecting colder weather in the first quarter of 2001 and customer growth. There were no significant fluctuations in operating expenses for the first quarter of 2001.

Corporate and Other

Certain expenses, as presented below, were not allocated separately to the Energy and Delivery segments:

First Quarter 2001

During the first quarter of 2001, we recorded a $219 million charge, reported in operations and maintenance expense, in connection with the purchase of three non-utility generation facilities and the termination of related and certain other long-term purchased power contracts. The charge reduced net income by approximately $136 million. See Note F to Consolidated Financial Statements for further discussion.

First Quarter 2000

Restructuring Costs -During the first quarter of 2000, we incurred restructuring costs of $20 million in connection with the implementation of a plan to restructure the operations of the subsidiaries of Dominion Resources, Inc. (Dominion), our parent company, following Dominion's acquisition of Consolidated Natural Gas Company (CNG). These charges related primarily to costs associated with work-force reduction activities. See Note E to the Consolidated Financial Statements for further information.

Cumulative effect of a change in accounting principle-Effective January 1, 2000, as a result of its acquisition of CNG, Dominion adopted a new company-wide standard method of calculating the market related value of plan assets for all pension plans of Dominion and its subsidiaries. The market related value of plan assets is used to determine the expected return on plan assets, a component of net periodic pension cost. The cumulative effect of this accounting change as of January 1, 2000 was $21 million (net of income taxes of $11 million). See Note D to the Consolidated Financial Statements for further discussion.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Liquidity and Capital Resources

Internal Sources of Liquidity

Cash flow from operating activities provided approximately $257 million and $397 million during the quarters ended March 31, 2001 and 2000. The decrease in cash flow from operating activities reflects cash payments of approximately $219 million in connection with the restructuring of certain long-term purchase power contracts. See Note F to the Consolidated Financial Statements. After dividend payments, cash flow from operating activities was sufficient to cover over 100% of our plant and nuclear fuel expenditures during each of the quarters and, on average, covered approximately 62% percent of our total cash requirements. Cash requirements not met by the timing or amount of cash flow from operations are generally satisfied with proceeds from the sale of securities and short-term borrowings.

External Sources of Liquidity

During the quarter ended March 31, 2001, we issued the following securities:

  $50 million in aggregate principal amount of tax-exempt pollution control revenue bonds due 2031 bearing interest at a variable rate. The net proceeds were used to finance qualifying expenditures made during the construction of facilities at our North Anna Power Station; and

  $600 million of 5.75% senior notes due 2006. The net proceeds were used for general corporate purposes including repayment of commercial paper and payments associated with the purchase of three generation facilities. See Note F to Consolidated Financial Statements for further discussion.

In April 2001, we repaid $5 million in scheduled maturities of medium-term notes and $100 million in connection with the early redemption of first and refunding mortgage bonds.

We have a commercial paper program supported by two credit facilities. We have a $300 million credit facility and also participate in a credit facility established by Dominion that supports the combined commercial paper programs of Dominion, the Company and CNG. This facility, established in June 2000, is for $1.75 billion and matures May 2001. Although we have access to the full amount of the $1.75 billion facility, we operate with an internal allocation that may vary depending upon the needs of the participating companies. The $300 million credit facility will expire in June 2001 and will not renew.

Net borrowings under the commercial paper program were $354 million at March 31, 2001, a decrease of $360 million from amounts outstanding at December 31, 2000. Borrowings under these facilities are used primarily to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by current cash provided from operations.

In addition to commercial paper, we may also issue up to $200 million in aggregate principal of extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes expected to be sold in private placements. Any ECNs we issue would have a stated maturity of 390 days from issuance and may be redeemed, at our option, within 90 days or less from issuance. There were no outstanding ECNs as of March 31, 2001.

As of March 31, 2001, we have available $1 billion of remaining principal amount under currently effective shelf registrations with the Securities and Exchange Commission to meet capital requirements.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Capital Expenditures

During the first quarter of 2001, our investing activities resulted in a net cash outflow of $132 million. These activities included plant expenditures of $128 million and nuclear fuel expenditures of $28 million. Generation-related projects totaled approximately $34 million and included payments related to construction of two combustion turbines, environmental upgrades, and routine capital improvements. We spent approximately $89 million on transmission and distribution-related projects reflecting routine capital improvements and expenditures associated with new connections. Remaining capital expenditures of $5 million included other general and information technology projects.

There have been no significant changes in the planned levels of spending for capacity and other capital projects and maturities of securities as disclosed In Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in our 2000 Form 10-K. We expect to fund our capital requirements and maturities with cash flow from operations and a combination of sales of securities and short-term borrowings.

Future Issues and Other Information

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. We recommend that this section be read in connection with MD&A included in the 2000 Form 10-K.

Retail Access Pilot Program and Transition to Retail Competition

As of March 31, 2001 over 82,000 customers have volunteered for the retail access pilot program and over 30,000 have switched to a competitive service provider. Twelve suppliers have been licensed by the Virginia State Corporation Commission (Virginia Commission) to serve customers in the pilot, and to date four have enrolled and provided electric generation service to customers.

The Virginia Commission is expected to issue an order establishing the final rules for retail access before July 1, 2001.

During 1998 and 1999, legislation was enacted in Virginia that established a plan to restructure Virginia's electric utility industry and provided for a phased-in transition to a fully competitive retail electric market during the period January 1, 2002 through January 1, 2004. However, in April 2001, the Virginia Commission announced a shorter phase-in schedule which would require retail choice to all customers in our service territory by January 1, 2003.

Alliance Regional Transmission Organization (RTO)

In April 2001, the Virginia Commission set two hearing dates in July and September 2001 to consider our application to transfer control of our transmission facilities to the Alliance RTO.

In March 2001, in connection with the application of Illinois Power Company to join the Alliance RTO, a settlement agreement was filed with the FERC involving the Alliance Companies, the Midwest ISO, certain transmission owners in the Midwest ISO and other parties. The settlement agreement provided for two RTOs in the midwest region with single super-regional rates, an agreement to negotiate a joint rate with PJM, and the approval of certain transmission owners to withdraw from the Midwest ISO and join the Alliance RTO.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Environmental Matters

There have been no significant developments with regard to environmental matters disclosed in MD&A and footnotes to the Consolidated Financial Statements included in the 2000 Form 10-K nor have any significant new environmental matters arisen during the first quarter of 2001.

Derivatives and Hedge Accounting

In connection with the initial adoption of SFAS No. 133, we concluded that our long-term power purchase contracts are not subject to fair value accounting. The DIG and the FASB have recently published a tentative conclusion that option-type contracts for the purchase or sale of electricity are not eligible to qualify for the normal purchases and sales exception available under SFAS No. 133. This tentative conclusion could cause certain future power purchase contracts to be subject to fair value accounting. In addition, interpretation of SFAS No. 133 by the DIG and FASB is ongoing. If our conclusions concerning the applicability of SFAS No. 133 to our existing power purchase agreements are adversely affected by any future interpretations of the standard, certain of our existing contracts may become subject to fair value accounting. In that event, if we cannot document cash flow hedging strategies which would utilize such contracts as hedging instruments, the application of fair value accounting to any existing or future power purchase contracts could result in volatility in our reported earnings. Such volatility would result from unrealized gains or losses attributable to changes in the contracts' fair value during a particular reporting period. These unrealized gains and losses may not be indicative of actual cash transactions or profitability that would ultimately be realized over the life of a contract. Thus, we believe any increased volatility in earnings attributable to fair value accounting in these circumstances would be of a non-cash nature and would not be accompanied by corresponding volatility in cash flows or a change in our liquidity.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

    The information presented in this Item contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. Your attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect our future operations and financial condition.

Market Risk Sensitive Instruments and Risk Management

On a quarterly basis, we present an updated sensitivity analysis to disclose quantitative information about our exposure to commodity price risk as our portfolio of derivative commodity contracts held for trading purposes may change significantly each quarter. We do not present quarterly updates to the quantitative information regarding interest rate and equity price risk disclosed in Market Risk Sensitive Instruments and Risk Management under MD&A included in our 2000 Form 10-K. Generally, changes in our portfolio of securities subject to such risks do not give rise to significant changes in the quantitative information reported on an annual basis. At present, our exposure to foreign currency risk associated purchases denominated in foreign currencies is minimal and therefore we have not presented quantitative information about foreign currency risk.

We have determined a hypothetical loss on our portfolio of derivative commodity contracts held for trading purposes by calculating a hypothetical fair value for each contract assuming a 10 percent unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at March 31, 2001 and December 31, 2000. This hypothetical 10 percent change in commodity prices would have resulted in a hypothetical loss of approximately $4 million and $3 million in the fair value of our commodity contracts as of March 31, 2001 and December 31, 2000, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY
PART II. OTHER INFORMATION

item 4. submission of matters to a vote of security holders

On April 27, 2001, by consent in lieu of a meeting, Dominion Resources, Inc., the sole holder of all the voting common stock of the Company, elected the following persons to serve as Directors: Thos. E. Capps, Thomas F. Farrell, II, and Edgar M. Roach, Jr.

Item 5. Other Information

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. Your attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect the future of the Company.

Competition

During 1998 and 1999, legislation was enacted in Virginia that established a plan to restructure Virginia's electric utility industry and provided for a phased-in transition to a fully competitive retail electric market during the period January 1, 2002 through January 1, 2004. However, in April 2001, the Virginia Commission announced a shorter phase-in schedule which would require the Company to offer choice to all customers by January 1, 2003.

Regional Transmission Entities/Regional Transmission Organizations

In April 2001, the Virginia Commission announced it would conduct hearings in July and September 2001 to consider the applications of the Company and AEP-Virginia to join the Alliance RTO. The Alliance RTO is being created pursuant to federal regulations issued by FERC. FERC has given conditional approval to the Alliance RTO, however, additional compliance filings are due May 15, 2001.

Six Sigma

The Company has begun to implement the Six Sigma program as part of its management system. Six Sigma is a methodology which uses statistical analysis to improve company processes. The Company expects the program, once implemented, to create efficiencies, reduce costs and improve customer satisfaction.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits:

4.

  Senior Indenture, dated as of June 1, 1998, between Virginia Electric and Power Company and The Chase Manhattan Bank as supplemented by the First Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 12, 1998, File No. 1-2255, incorporated by reference); Second Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 3, 1999, File No.1-2255, incorporated by reference) and Third Supplemental Indenture (Exhibit 4.2, Form 8-K, dated October 27, 1999, File No. 1-2255, incorporated by reference); Form of Fourth Supplemental Indenture, Exhibit 4.2, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); Form of Fifth Supplemental Indenture, Exhibit 4.3, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference).

  Reports on Form 8-K:

1.	The Company filed a Form 8-K, dated March 22, 2001, relating to the sale of $600,000,000 aggregate principal amount of the Company's 2001 Series A 5.75% Senior Notes Due 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

Registrant

May 8, 2001	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)