Form 10-Q
period 2001-06-30
VIRGINIA ELECTRIC & POWER CO
filed 2001-08-03
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________

(Mark one)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

or

   ____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____

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

Yes   X    No __

At July 31, 2001, 171,484 shares of common stock, without par value, of the registrant were outstanding, all of which were held, beneficially and of record, by Dominion Resources, Inc.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(Millions)

Operating Revenue	$1,177	$1,147	$2,399	$2,273

Operating Expenses
Electric fuel and energy purchases, net	302	256	622	506
Purchased electric capacity	158	181	346	374
Restructuring costs	-	49	-	69
Operations and maintenance	250	242	681	455
Depreciation and amortization	128	139	255	274
Other taxes	42	60	89	116
Total expenses	880	927	1,993	1,794

Income from operations	297	220	406	479
Other income	10	5	17	19
Income before interest and income taxes	307	225	423	498

Interest and related charges:
Interest expense, net	76	69	150	137
Distributions - preferred securities of subsidiary trust	3	3	6	6
Total interest and related charges	79	72	156	143

Income before income taxes	228	153	267	355
Income tax expense	94	56	108	128
Income before cumulative effect of a change in accounting principle	134	97	159	227
Cumulative effect of a change in accounting principle (net of income taxes of $11)	-	-	-	21
Net Income	134	97	159	248
Preferred dividends	6	9	13	19
Balance available for common stock	$ 128	$ 88	$ 146	$ 229

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
ASSETS	2001	2000*
	(Millions)
Current Assets
Cash and cash equivalents	$ 132	$ 141
Accounts receivable:
Customer accounts receivable, net	1,283	1,134
Other	37	82
Receivable from affiliates	84	30
Inventories (average cost method):
Materials and supplies	136	129
Fossil fuel	100	83
Gas stored	49	19
Commodity contract assets	1,119	1,047
Other	79	164
Total current assets	3,019	2,829

Investments
Nuclear decommissioning trust funds	873	851
Other	46	63
Total investments	919	914

Property, Plant and Equipment
Property, plant and equipment	16,420	16,190
Less accumulated depreciation	7,357	7,165
	9,063	9,025
Nuclear fuel, net	133	140
Total property, plant and equipment, net	9,196	9,165

Deferred Charges and Other Assets
Regulatory assets	215	235
Commodity contract assets	307	79
Other	68	109
Total deferred charges and other assets	590	423

Total assets	$13,724	$13,331

  _______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial

    Statements at that date.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2001	2000*
LIABILITIES AND STOCKHOLDER'S EQUITY	(Millions)

Current Liabilities
Securities due within one year	$ 369	$ 241
Short-term debt	132	714
Accounts payable, trade	1,136	882
Payable to affiliated companies	118	122
Customer deposits	59	55
Accrued interest	103	94
Accrued payroll	64	88
Accrued taxes	52	60
Commodity contract liabilities	1,123	994
Other	88	100
Total current liabilities	3,244	3,350

Long-Term Debt	3,900	3,561

Deferred Credits and Other Liabilities
Deferred income taxes	1,511	1,494
Deferred investment tax credits	121	130
Commodity contract liabilities	290	87
Other	191	216
Total deferred credits and other liabilities	2,113	1,927
Total liabilities	9,257	8,838

Commitments and Contingencies (See Note 8)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust**	135	135

Preferred Stock
Preferred stock not subject to mandatory redemption	509	509

Common Stockholder's Equity
Common stock	2,738	2,738
Other paid-in capital	16	16
Accumulated other comprehensive loss	(18)	-
Retained earnings	1,087	1,095
Total common stockholder's equity	3,823	3,849

Total liabilities and stockholder's equity	$13,724	$13,331

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial

    Statements at that date.

** As described in Note 9, the 8.05% Junior Subordinated Notes totaling $139 million in principal amount constitute 100% of the Trust's assets.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2001	2000
	(Millions)

Net Cash Flows From Operating Activities	$ 603	$ 558

Cash Flows From (Used In) Investing Activities
Plant expenditures	(295)	(286)
Nuclear fuel	(35)	(48)
Nuclear decommissioning contributions	(18)	(18)
Other	34	(13)
Net cash used in investing activities	(314)	(365)

Cash Flows From (Used In) Financing Activities
Issuance of long-term debt	650	220
Repayment of long-term debt and preferred stock	(190)	(226)
Repayment of short-term debt, net	(582)	65
Common stock dividend payments	(155)	(187)
Preferred stock dividend payments	(12)	(19)
Distribution - preferred securities of subsidiary trust	(3)	(6)
Other	(6)	-
Net cash used in financing activities	(298)	(153)

Increase (decrease) in cash and cash equivalents	(9)	40
Cash and cash equivalents at beginning of period	141	62
Cash and cash equivalents at end of period	$ 132	$ 102

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(Millions)

Net income	$134	$97	$159	$248

Other comprehensive loss, net of tax:
Cumulative effect of a change in accounting principle
(net of income taxes of $9)	-	-	(14)	-
Unrealized derivative losses - hedging activities	(1)	-	(3)	-
Reclassification for derivative gains included in net income	(1)	-	(1)	-
Other comprehensive loss	(2)	-	(18)	-

Comprehensive income	$132	$97	$141	$248

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Virginia Electric and Power Company, a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion), a Virginia corporation, is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. It sells electricity to retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia's total land area, but accounts for over 80% of its population. The Company also engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas, and has developed trading relationships beyond the geographic limits of its retail service territory. Within this document, the term "Company" refers to the entirety of Virginia Electric and Power Company, including its Virginia and North Carolina operations, and all of its subsidiaries.

The Company manages its operations along two primary business lines, Energy and Delivery. The Energy segment encompasses the Company's portfolio of generating facilities and power purchase agreements, trading and marketing activities. The Delivery segment includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation.

Note 2.     Significant Accounting Policies

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of June 30, 2001, the results of operations and comprehensive income for the three and six months ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

These financial statements should be read in conjunction with the Consolidated Financial Statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3.     Recently Issued Accounting Standards

Business Combination and Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. For any business combination, which will be accounted for using the purchase method, initiated before July 1, 2001 and completed before January 2002, the provisions of SFAS No. 141 will also apply. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. The new standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination. The Company will adopt this standard effective January 1, 2002. At June 30, 2001, the Company had no goodwill or other intangible assets obtained in business combinations on its books.

Asset Retirement Obligations

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. Although FASB has not yet published the final standard, the Company's preliminary conclusions are based on previously issued exposure drafts and subsequent deliberations. The Company will adopt this standard effective January 1, 2003.

The Company has identified retirement obligations associated with the decommissioning of its nuclear generation facilities but has not determined the impact of recognition and measurement of such obligations under the new standard. The Company has not performed a complete assessment of possible retirement obligations associated with its electric utility property.

Also, under the new standard, the realized and unrealized earnings of external trusts available for funding decommissioning activities at the Company's utility nuclear plants will be recorded in other income and other comprehensive income, as appropriate. Currently, the Company records these trusts' earnings in other income with an offsetting charge to expense, also recorded in other income, associated with the accretion of the decommissioning liability. See Note 8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Furthermore, upon adoption of the new standard, the Company will discontinue its practice of accruing, as part of depreciation expense, amounts associated with the future costs of removal for its electric utility. However, the Company may continue its practice of accruing for future costs of removal subject to cost of service utility rate regulation even when an asset removal obligation does not exist but would do so through the recognition of regulatory assets and liabilities, as appropriate.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 4.     Derivatives and Hedge Accounting

Adoption of Statement of Financial Accounting Standards No. 133

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001. The Company recorded an after-tax charge to accumulated other comprehensive income (AOCI) of approximately $14 million (net of $9 million tax benefit) in the first quarter of 2001 in connection with the initial adoption of SFAS No. 133 as the cumulative effect of a change in accounting principle. The Company expects to reclassify approximately $13 million of this amount to earnings during the year ending December 31, 2001. The actual amounts that will be reclassified to earnings over the twelve months subsequent to initial adoption may vary from this amount as a result of changes in market conditions. The effect of the charges being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Risk Management Policy

The Company uses derivatives to manage the commodity, currency exchange and financial market risks of its business operations. The Company manages the price risk associated with purchases of natural gas and oil by utilizing derivative commodity instruments including futures and swaps. The Company manages its foreign exchange risk associated with anticipated future purchases denominated in foreign currencies by utilizing currency forward contracts. The Company manages its interest rate risk exposure, in part, by entering into interest rate swap transactions. All of the Company's derivatives that are designated as hedges at June 30, 2001 represent cash flow hedges of the variable price risk associated with purchases of natural gas and oil, the risk of variability in foreign exchange rates and the risk of variable interest rates on long-term debt.

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

Certain of the Company's non-trading derivative instruments, which management believes are economic hedges and mitigate exposure to fluctuations in commodity prices and interest rates, are not designated as hedges for accounting purposes.

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative will generally be offset in the consolidated statements of income by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, commitment, or forecasted transaction, changes in the fair value of the derivative are reported in AOCI. The gains and losses on the derivatives that are reported in AOCI are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of the change in fair value of derivatives and the change in fair value of derivatives not designated as hedges for accounting purposes are recognized in current-period earnings. For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the measurement of hedge effectiveness and are, therefore, recorded in earnings.

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

Certain commodity contracts held by the Company for trading purposes are not derivatives as defined by SFAS No. 133, but are reported at fair value in accordance with Emerging Issues Task Force Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities, as described above.

Derivatives and Hedge Accounting Results

For the six months ended June 30, 2001, the Company recognized a pre-tax increase in earnings of approximately $1 million, principally in the first quarter, for hedge ineffectiveness. This amount is reported as a reduction to cost of sales in the Consolidated Statements of Income.

Approximately $13 million of net losses in AOCI at June 30, 2001 is expected to be reclassified to earnings within the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months may vary from this amount as a result of changes in market conditions. The effect of the charges being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of June 30, 2001, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over periods of up to five years.

The Financial Accounting Standards Board (FASB) recently cleared guidance that certain option-type contracts for the purchase or sale of electricity, if determined to be derivatives, are eligible for the normal purchases and sales exception available under SFAS No. 133. As a result of this and other guidance issued during the second quarter, the Company reviewed certain contracts that were determined not to be subject to fair value accounting upon implementation of SFAS No. 133. Based on this review and the new guidance, the Company has determined that certain of its long-term power purchase contracts are subject to the provisions of SFAS No. 133, but such contracts qualify for the normal purchases and sales exception. Under this exception, such contracts are not subject to the fair value accounting required by SFAS No. 133.

Future interpretations of SFAS No. 133 by the FASB or other standard-setting bodies could result in fair value accounting being required for certain contracts that are not currently being subjected to such requirements. Accordingly, such future interpretations may impact the Company's ultimate application of the standard. However, if future changes in the application of SFAS No. 133 should result in additional Company contracts becoming subject to fair value accounting under SFAS No. 133, the Company would pursue hedging strategies to mitigate any potential future volatility in reported earnings.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5.     Change in Accounting for Pensions

The Consolidated Financial Statements for the three and six months ended June 30, 2000 have been restated to reflect a change in the method of calculating the market related value of pension plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. The new method was adopted in the third quarter of 2000 and made effective as of January 1, 2000.

A cumulative effect of a change in accounting principle of $21 million (net of income taxes of $11 million) was included in income for the six months ended June 30, 2000. The overall effect of the change for the six months ended June 30, 2000, other than the cumulative effect of a change in accounting principle, was not material.

For additional information concerning the cumulative effect of a change in accounting principle for net periodic pension costs, see Note 3 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 6.     Restructuring Costs

On January 28, 2000, as a result of the acquisition of Consolidated Natural Gas Company (CNG), Dominion implemented a plan to restructure the operations of the combined companies. During the three and six months ended June 30, 2000, the Company recorded $49 million and $69 million, respectively, for charges in connection with consolidation of post-acquisition operations and the integration of information technology systems. At December 31, 2000, the Company's restructuring plan was substantially complete.

At June 30, 2001, the remaining severance liability of $3 million represents remaining amounts payable to employees already terminated. The change in the liability for severance and related benefit costs is presented below:
(Millions)
Balance at December 31, 2000	$6
Amounts paid	(3)
Balance at June 30, 2001	$3

For additional information on restructuring and other merger-related activities, see Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 7.     Long-Term Debt

During March 2001, the Company issued $50 million in aggregate principal amount of Series 2001A, tax-exempt pollution control Revenue Bonds due March 1, 2031, bearing interest at a variable rate. The net proceeds were used to finance qualifying expenditures made during the construction of facilities at the North Anna Power Station. In addition, the Company issued $600 million of 5.75% Senior Notes due March 31, 2006 (Senior Notes). The net proceeds were used for general corporate purposes including repayment of commercial paper and payments associated with the purchase of three generation facilities from non-utility generators and the termination of related long-term power purchase agreements. (See Note 8 for further discussion.)

In April 2001, the Company repaid $5 million of Medium-Term Notes, which matured on April 23, 2001 and redeemed $100 million of its 1991 Series A, 8.75% First and Refunding Mortgage Bonds due April 1, 2021. In addition, the Company repaid two Medium-Term Notes of $5 million and $80 million which matured on May 1, 2001 and June 21, 2001, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8.     Commitments and Contingencies

Restructuring of Contracts with Non-Utility Generating Facilities (NUGs)

In the first quarter of 2001, the Company completed the purchase of three generating facilities and the termination of seven contracts which provided electricity to the Company under long-term purchase agreements with non-utility generators. The Company recorded a charge of $136 million after-tax in connection with the purchase and termination of the long-term power purchase agreements. Cash payments related to the purchase of the three generating facilities totaled $207 million. The allocation of the purchase price was assigned to the assets and liabilities acquired based upon estimated fair values and future cash flows as of the date of acquisition. Substantially all of the value was attributed to the long-term purchase agreements which were terminated and resulted in a charge to operations and maintenance expense.

Environmental Matters

There have been no significant developments with regard to environmental matters, as disclosed in Note 20 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, nor have any significant new environmental matters arisen during the six months ended June 30, 2001.

Note 9.     Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

In 1995, the Company established Virginia Power Capital Trust I (VP Capital Trust). VP Capital Trust sold 5.4 million Preferred Securities for $135 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by VP Capital Trust.

Virginia Power issued $139 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) due September 30, 2025 in exchange for the $135 million realized from the sale of the Preferred Securities and $4 million of common securities of VP Capital Trust. The common securities, which are owned by the Company, represent the remaining 3% beneficial ownership interest in the assets held by VP Capital Trust. The Notes constitute 100% of VP Capital Trust's assets. The Notes may be extended for up to an additional ten years from date of original maturity if certain conditions are satisfied.

Note 10.    Operating Segments

The Company manages its operations along two primary business lines, Energy and Delivery. The majority of the Company's revenue is provided through bundled rate tariffs. Generally, such revenues are allocated between the two business lines for management reporting based on prior cost of service studies. There were no significant intersegment activities for the three and six months ended June 30, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Corporate and Other include certain expenses for which the Energy and Delivery segments were not allocated: 1) corporate operations and assets; 2) transactions or events not allocated to the segments for internal reporting purposes (including 2001 charge for NUG restructuring, 2000 restructuring costs, 2000 cumulative effect of a change in accounting principle); and 3) intersegment eliminations, where applicable.
	Energy	Delivery	Corporate and Other	Consolidated Total
	(Millions)
Three Months Ended June 30, 2001
Operating revenue	$ 881	$291	$ 5	$1,177
Net income (loss)	83	52	(1)	134

Three Months Ended June 30, 2000
Operating revenue	$ 853	$292	$ 2	$1,147
Net income (loss)	73	56	(32)	97

Six Months Ended June 30, 2001
Operating revenue	$1,801	$593	$ 5	$2,399
Net income (loss)	179	117	(137)	159

Six Months Ended June 30, 2000
Operating revenue	$1,692	$588	$ (7)	$2,273
Net income (loss)	149	123	(24)	248

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward-Looking Information

From time to time the Company makes statements concerning its expectations, plans, objectives, future financial performance and other statements that are not historic facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, the reader can identify these forward-looking statements by words such as "anticipate", "estimate", "expect", "believe", "could", "plan", "may" or other words with similar meaning.

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
    environmental incidents; and
    electric transmission or gas pipeline system costs or availability constraints.

  State, federal and international legislative and regulatory developments, including deregulation and restructuring of the electric utility industry and changes in environmental and other relevant laws and regulations to which the Company is subject;

  The timing and implementation of the Company's business separation plan currently under consideration with the Virginia State Corporation Commission (Virginia Commission);

  The effects of competition, including the extent and timing of the entry of additional competitors in the electric market;

  The pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities;

  Regulatory factors such as changes in the policies or procedures that set rates, changes in the ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases;

  Financial or regulatory accounting principles or policies imposed by standard-setting bodies;

  Political and economic conditions and developments in jurisdictions where the Company operates. This would include inflation rates and monetary fluctuations;

  Changing market conditions and other factors related to physical and financial energy trading activities, including price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates and warranty risks;

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

  Financial market conditions, including availability and cost of capital, and the ability to obtain financing on favorable terms;

  The performance of projects and the success of efforts to invest in and develop new opportunities;
  Employee workforce factors, including collective bargaining agreements with union employees.

The Company has based its forward-looking statements on management's beliefs and assumptions using information available at the time the statements were made. The Company cautions the readers not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. The Company undertakes no obligation to update any forward-looking statements to reflect developments occurring after the statement is made.

Operating Segments

The Company manages its operations in a manner that requires disclosure of two primary operating segments - Energy and Delivery. The Energy segment includes the Company's portfolio of generating facilities and power purchase agreements, trading and marketing activities. The Delivery segment includes bulk power transmission, distribution and metering services, and customer service.

Currently, the majority of the Company's revenue is provided through bundled rate tariffs. Such revenue is allocated between the Energy and Delivery segments for internal reporting purposes and discussion herein. Certain activities discussed in Liquidity and Capital Resources are currently not managed at the segment level; however, specific references to segments are made as appropriate. All discussion of trends and variations generally applies to the Company as a whole.

Results Of Operations

This section provides a general discussion of contributions to net income by the Energy and Delivery segments. Certain expenses not allocated to those segments are included in Corporate and Other. The decrease in other taxes in 2001 reflects the change in Virginia State law whereby the Company is now subject to income taxes rather than gross receipts taxes.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(Millions)

Energy	$ 83	$ 73	$179	$149
Delivery	52	56	117	123
Corporate and other	(1)	(32)	(137)	(24)
Total net income	$134	$ 97	$159	$248

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Energy Segment

Net income for the Energy segment increased $10 million to $83 million and $30 million to $179 million for the three and six months ended June 30, 2001, respectively, as compared to the comparable periods in 2000. The increase in operating revenue reflects higher fuel rate recoveries from regulated electric sales for the second quarter of 2001, offset in part by a decrease in net revenue from electricity and gas marketing and trading activities. While revenue from regulated electric sales and from electricity and gas marketing and trading activities was higher for the first six months of 2001, as compared to 2000, revenue from electricity marketing and trading activities decreased for the second quarter of 2001, as compared to 2000. Regulated electric sales revenue increased primarily due to higher fuel rates and customer growth for the three-month and six-month periods, partially offset by milder weather in the second quarter of 2001. Electric fuel and purchased energy expenses in 2001 were higher primarily as a result of higher levels of recovery of previously deferred fuel costs; however, such expenses were mitigated by the increased fuel rate recoveries. The Energy segment's net income in 2001 also reflects lower purchased electric capacity costs as a result of the restructuring of the long-term power purchase agreements in the first quarter of 2001. The decrease in depreciation expense reflects the anticipated life-extensions of the Company's operating licenses for its nuclear facilities by 20 years as of January 1, 2001. The application was filed with the Nuclear Regulatory Commission on May 29, 2001.

Delivery Segment

Net income for the Delivery segment decreased $4 million to $52 million and $6 million to $117 million for the three and six months ended June 30, 2001, respectively, as compared to the comparable periods in 2000. Regulated electric sales revenue was relatively unchanged in 2001, as compared to 2000, except for a slight increase during the first quarter primarily due to customer growth. In addition, the increased sales from customer growth offset the impact of milder weather during the second quarter of 2001. Although service restoration costs were slightly lower in 2001, this decrease was more than offset by moderate increases in other operations and maintenance and depreciation expenses.

Corporate and Other

Corporate and Other includes certain expenses for which the Energy and Delivery segments were not allocated: 1) corporate operations and assets; 2) transactions or events not allocated to the segments for internal reporting purposes (including 2001 charge for NUG restructuring, 2000 restructuring costs, 2000 cumulative effect of a change in accounting principle); and 3) intersegment eliminations, where applicable.

NUG Restructuring - During the six months ended June 30, 2001, the Company recorded a charge of $219 million in operations and maintenance expense in connection with the purchase and termination of long-term power purchase agreements. The charge reduced net income by approximately $136 million for the six months ended June 30, 2001. For further information on restructuring of power purchase agreements, see Note 8 to Consolidated Financial Statements.

Restructuring Costs - During the three and six months ended June 30, 2000, the Company incurred restructuring costs of $49 million and $69 million, respectively, in connection with the implementation of a plan to restructure the operations of the subsidiaries of Dominion Resources, Inc. (Dominion), the Company's parent company, following Dominion's acquisition of Consolidated Natural Gas Company (CNG). These charges related primarily to costs associated with work-force reduction activities. See Note 6 to the Consolidated Financial Statements for further information.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cumulative Effect of a Change in Accounting Principle - Effective January 1, 2000, as a result of its acquisition of CNG, Dominion adopted a new company-wide standard method of calculating the market related value of plan assets for all pension plans of Dominion and its subsidiaries. The market related value of plan assets is used to determine the expected return on plan assets, a component of net periodic pension cost. The cumulative effect of this accounting change as of January 1, 2000 was $21 million (net of income taxes of $11 million). See Note 5 to the Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

Internal Sources of Liquidity

Cash flow from operating activities provided approximately $603 million and $558 million during the six months ended June 30, 2001 and 2000, respectively. The increase in cash flow from operating activities was attributable to continued growth in regulated electric sales as compared to the prior year. After dividend payments, cash flow from operating activities for the six months ended June 30, 2001 was sufficient to cover all plant and nuclear fuel expenditures during each of the quarters and, on average, covered approximately 59% of the Company's total cash requirements. Short-term cash requirements not met by the timing or amount of cash flow from operations are generally satisfied with proceeds from the short-term borrowings. Long-term cash needs are met through the sale of securities.

External Sources of Liquidity

During the six months ended June 30, 2001, the Company issued the following securities:

  $50 million in aggregate principal amount of Series 2001A, variable rate tax-exempt pollution control Revenue Bonds due March 1, 2031. The net proceeds were used to finance qualifying expenditures made during the construction of facilities at the North Anna Power Station; and

  $600 million of 5.75% Senior Notes due March 31, 2006. The net proceeds were used for general corporate purposes including repayment of commercial paper and payments associated with the purchase of three generation facilities and the termination of related long-term power purchase agreements. See Note 8 to Consolidated Financial Statements for further discussion.

In April 2001, the Company repaid $5 million of Medium-Term Notes, which matured on April 23, 2001 and redeemed $100 million of its 1991 Series A, 8.75% First and Refunding Mortgage Bonds due April 1, 2021. In addition, the Company repaid two Medium-Term Notes of $5 million and $80 million which matured on May 1, 2001 and June 21, 2001, respectively.

The Company has a commercial paper program which is supported by a $1.75 billion credit facility established by Dominion to support the combined commercial paper programs of Dominion, the Company and CNG. The $1.75 billion credit facility was established in June 2000 and matures on May 30, 2002. The Company has full access to the $1.75 billion credit facility; however, it operates with an internal allocation that may vary depending upon the needs of the three participating entities. The Company's commercial paper program was also supported by a $300 million credit facility, but it was not renewed after its expiration on June 7, 2001.

Net borrowings under the commercial paper program were $132 million at June 30, 2001, a decrease of $582 million from amounts outstanding at December 31, 2000. Borrowings under these facilities are used primarily to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by cash provided from operations.

In addition to commercial paper, the Company may also issue up to $200 million in aggregate principal of extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes expected to be sold in private placements. All ECNs would have a stated maturity of 390 days from issuance and may be redeemed, at the option of the Company, within 90 days or less from issuance. There were no ECNs outstanding at June 30, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

As of June 30, 2001, the Company had available $1 billion of remaining principal amount under currently effective shelf registrations with the Securities and Exchange Commission to meet capital requirements.

Capital Expenditures

During the six months ended June 30, 2001, the investing activities resulted in a net cash outflow of $314 million. These activities included plant expenditures of $295 million and nuclear fuel expenditures of $35 million. Total plant expenditures included generation-related projects totaled approximately $107 million and payments related to construction of two combustion turbines, environmental upgrades, and routine capital improvements. In addition, the Company spent approximately $173 million on transmission and distribution-related projects reflecting routine capital improvements and expenditures associated with new connections. The remaining capital expenditures of $15 million related to other general and information technology projects.

There have been no significant changes in the planned levels of spending for capacity and other capital projects and maturities of securities as disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company expects to fund its capital requirements and maturities with cash flow from operations and a combination of sales of securities and short-term borrowings.

Future Issues and Other Information

The following discussion of future issues and other information includes significant developments relating to previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. It is recommended that this section be read in connection with MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Electric Retail Access Pilot Program and Transition to Retail Competition

As of June 30, 2001 approximately 82,000 customers have volunteered for the retail access pilot program. Over 24,000 customers are using a competitive energy supplier, decreasing from approximately 30,000 customers reported in the first quarter of 2001. New suppliers continue to apply to be licensed by the Virginia State Corporation Commission (Virginia Commission) to serve customers in the pilot.

During 1998 and 1999, legislation was enacted in Virginia that established a plan to restructure Virginia's electric utility industry and provided for a phased-in transition to a fully competitive retail electric market during the period January 1, 2002 through January 1, 2004. However, in April 2001, the Virginia Commission announced a shorter phase-in schedule, which would require retail choice to all customers in the Company's service territory by January 1, 2003.

The Virginia Commission approved the final rules designed to advance a competitive energy supply market in Virginia and to protect Virginians who participate in retail access beginning January 1, 2002. The rules are effective August 1, 2001 and applicable to competitive retail energy services beginning January 1, 2002.

Separation of Electric Generation and Delivery Operations in Virginia

In May 2001, the Company supplemented a plan for its functional separation by filing a request for approval of an index-based fuel recovery mechanism based on the forecasted generation by fuel type and projected fuel price indices and unbundled rates to reflect the separation and deregulation of generation. The projected fuel price indices are to be updated to actual price indices on an annual basis. The Company also pre-filed the direct testimony and exhibits of company witnesses in support of its functional separation plan. The Virginia Commission has established a hearing date in October 2001 to consider the Company's application. In addition, the Company anticipates making a filing with the North Carolina Commission during the third quarter of 2001 concerning separation of electric generation and delivery operations in North Carolina.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Alliance Regional Transmission Organization (RTO)

In May 2001, an application was filed with the Virginia Commission as required under its order issued in March 2001. Hearings will be scheduled to consider the Company's application to transfer control of its transmission facilities to the Alliance RTO.

In March 2001, in connection with the application of Illinois Power Company to join the Alliance RTO, a settlement agreement was filed with the FERC involving the Alliance Companies, the Midwest ISO, certain transmission owners in the Midwest ISO and other parties. The settlement agreement provided for two RTOs in the Midwest region with single super-regional rates, an agreement to negotiate a joint rate with PJM and the approval of certain transmission owners to withdraw from the Midwest ISO and join the Alliance RTO. FERC approved that settlement in May 2001.

In July 2001, FERC issued an order conditionally approving the Alliance Companies' RTO filing subject to further filings by the Alliance Companies. Also, FERC initiated mediation for the purpose of facilitating the formation of a single RTO for the Northeastern United States and for a single RTO for the Southeastern United States. In the Northeast, PJM Interconnection, Alleghney Power, the New York ISO, and the New England ISO were directed to participate in the mediation. In the Southeast, FERC directed GridSouth RTO, Southwest Power Pool, Southern Company and Entergy to participate in the mediation.

Environmental Matters

There have been no significant developments with regard to environmental matters disclosed in MD&A and notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 nor have any significant new environmental matters arisen during the first six months of 2001.

Nuclear Relicensing

The Company filed an application in May 2001 with the Nuclear Regulatory Commission (NRC) to renew the operating licenses of the North Anna and Surry nuclear power stations for an additional 20 years. The NRC is in the process of completing their review of the applications for completeness. Over the next two years, the NRC will perform site visits and review the application in detail.

Derivatives and Hedge Accounting

Future interpretations of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS No. 133) by the Financial Accounting Standards Board or other standard setting bodies could result in fair value accounting being required for certain contracts that are not currently subject to such requirements. If conclusions concerning the applicability of SFAS No. 133 to the Company's existing contracts are adversely affected by any future interpretations of the standard, certain of the existing contracts may become subject to fair value accounting. In that event, if the Company cannot document cash flow or fair value hedging strategies which would utilize such contracts as hedging instruments, the application of fair value accounting to any contract could result in volatility in reported earnings. Such volatility would result from unrealized gains or losses attributable to changes in the contracts' fair value during a particular reporting period. These unrealized gains and losses may not be indicative of actual cash transactions or profitability that would ultimately be realized over the life of a contract. Thus, the Company believes any increased volatility in earnings attributable to fair value accounting in these circumstances would be of a non-cash nature and would not be accompanied by corresponding volatility in cash flows or a change in liquidity.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Recently Issued Accounting Standards

Business Combination and Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. For any business combination, which will be accounted for using the purchase method, initiated before July 1, 2001 and completed before January 2002, the provisions of SFAS No. 141 will also apply. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. The new standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination. The Company will adopt this standard effective January 1, 2002. At June 30, 2001, the Company had no goodwill or other intangible assets obtained in business combinations on its books.

Asset Retirement Obligations

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities for obligations associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be expensed. Although FASB has not yet published the final standard, the Company's preliminary conclusions are based on previously issued exposure drafts and subsequent deliberations. The Company will adopt this standard effective January 1, 2003.

The Company has identified retirement obligations associated with the decommissioning of its nuclear generation facilities but has not determined the impact of recognition and measurement of such obligations under the new standard. The Company has not performed a complete assessment of possible retirement obligations associated with its electric utility property.

Also, under the new standard, the realized and unrealized earnings of external trusts available for funding decommissioning activities at the Company's utility nuclear plants will be recorded in other income and other comprehensive income, as appropriate. Currently, the Company records these trusts' earnings in other income with an offsetting charge to expense, also recorded in other income, associated with the accretion of the decommissioning liability. See Note 8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Furthermore, upon adoption of the new standard, the Company will discontinue its practice of accruing, as part of depreciation expense, amounts associated with the future costs of removal for its electric utility. However, the Company may continue its practice of accruing for future costs of removal subject to cost of service utility rate regulation even when an asset removal obligation does not exist but would do so through the recognition of regulatory assets and liabilities, as appropriate.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information presented in this Item contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. Your attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect future operations and financial condition.

Market Risk Sensitive Instruments and Risk Management

On a quarterly basis, an updated sensitivity analysis is presented to disclose quantitative information about the Company's exposure to commodity price risk as the portfolio of derivative commodity contracts held for trading purposes may change significantly each quarter. The Company does not present quarterly updates to the quantitative information regarding interest rate and equity price risk disclosed in Market Risk Sensitive Instruments and Risk Management under MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Generally, changes in the portfolio of securities subject to such risks do not give rise to significant changes in the quantitative information reported on an annual basis. At present, the Company's exposure to foreign currency risk associated purchases denominated in foreign currencies is minimal and therefore the Company has not presented quantitative information about foreign currency risk.

The Company has determined a hypothetical loss on the portfolio of derivative commodity contracts held for trading purposes by calculating a hypothetical fair value for each contract assuming a 10% unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at June 30, 2001 and December 31, 2000. This hypothetical 10% change in commodity prices would have resulted in a hypothetical loss of approximately $1 million and $3 million in the fair value of the commodity contracts as of June 30, 2001 and December 31, 2000, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by us, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there also may be administrative proceedings on these matters pending. In addition, in the normal course of business, the Company and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations. See Item 5 - Other Information for discussion on various regulatory proceedings to which we are a party.

Item 5. Other Information

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Cautionary Statements Regarding Forward Looking Information in Part I, Item 2 for discussion of various risks and uncertainties that may affect the future of the Company.

Regulatory

In June 2000, the Company filed an application with the Virginia State Corporation Commission (Virginia Commission) to make a number of changes to the Possum Point Power Station designed to improve air quality and to meet existing and proposed air emission limitations in Northern Virginia. The plan includes the retirement of two existing coal fired units, the conversion of two existing coal-fired units to gas, and the addition of one new combined cycle unit to be operational by May 2003. The Virginia Commission approved the Company's application in March 2001.

In connection with the above application to modify and add generating units to its Possum Point site, the Company also applied to the Virginia Commission in December 2000 to construct a fourteen-mile gas pipeline for the purpose of supplying natural gas to the site. The Virginia Commission approved the application for the gas pipeline in June 2001.

Rates

In June 2001, the Virginia Commission issued a Final Order in the Company's fuel factor case. The Virginia Commission approved the fuel factor of 1.613 per kWh, which had been in effect on an interim basis since January 1, 2001.

Rules Governing Retail Access to Competitive Energy Services

The Virginia Commission has also established separate proceedings to issue rules and regulations for (1) competition in the provision of metering and billing services; (2) minimum stay periods for customers returning to the Company after having purchased competitive electricity supply service; and (3) the determination of market prices for generation and associated wires charges. Such wires charges are to provide the company with a method to recover any just and reasonable net stranded costs.

See Future Issues in Management's Discussion and Analysis for additional information concerning Separation of Electric Generation and Delivery Operations in Virginia, Alliance Regional Transmission Organization and Nuclear Re-Licensing.

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION

(Continued)

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Restated Articles of Incorporation, as amended, as in effect on May 6, 1999 (Exhibit 3.1), Form 10-Q for the period ended March 31, 1999, File No. 1-2255, incorporated by reference).

3.2	Bylaws, as amended, as in effect on April 28, 2000 (Exhibit 3, Form 10- Q for the period ended March 31, 2000, File No. 1-2255, incorporated by reference).

10.1	Dominion Resources, Inc. Incentive Compensation Plan, effective April 22, 1997, as amended and restated effective July 1, 2001 (filed herewith).

10.2	Dominion Resources, Inc. Leadership Stock Option Plan, effective July 1, 2000, as amended and restated effective July 1, 2001 (filed herewith).

(b) Reports on Form 8-K:

There have been no Forms 8-K filed which were not previously reported.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VIRGINIA ELECTRIC AND POWER COMPANY. Registrant

August 3, 2001	/s/ Steven A. Rogers
Steven A. Rogers Vice President and Controller (Principal Accounting Officer)