Form 10-Q
period 2001-09-30
VIRGINIA ELECTRIC & POWER CO
filed 2001-11-05
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________

(Mark one)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

or

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

Yes   X    No __

At September 30, 2001, 171,484 shares of common stock, without par value, of the registrant were outstanding, all of which were held, beneficially and of record, by Dominion Resources, Inc.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Millions)

Operating Revenue	$1,444	$1,378	$3,843	$3,651

Operating Expenses
Electric fuel and energy purchases, net	354	309	976	815
Purchased electric capacity	170	184	516	558
Restructuring costs	-	1	-	70
Operations and maintenance	255	227	936	682
Depreciation and amortization	128	140	383	414
Other taxes	42	73	131	189
Total operating expenses	949	934	2,942	2,728

Income from operations	495	444	901	923

Other income	5	22	22	41

Interest and related charges:
Interest expense, net	71	73	221	210
Distributions - preferred securities of subsidiary trust	2	2	8	8
Total interest and related charges	73	75	229	218

Income before income taxes	427	391	694	746
Income tax expense	161	128	269	256
Income before cumulative effect of a change in accounting principle	266	263	425	490
Cumulative effect of a change in accounting principle (net of income taxes of $11)	-	-	-	21
Net Income	266	263	425	511
Preferred dividends	6	9	19	28
Balance available for common stock	$ 260	$ 254	$ 406	$ 483

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
ASSETS	2001	2000*
	(Millions)
Current Assets
Cash and cash equivalents	$ 103	$ 141
Accounts receivable:
Customer accounts receivable, net	1,154	1,134
Other	31	82
Receivables from affiliates	48	30
Inventories (average cost method):
Materials and supplies	137	129
Fossil fuel	102	83
Gas stored	68	19
Commodity contract assets	1,167	1,047
Broker margin deposits	48	3
Deferred income taxes	60	55
Other	34	106
Total current assets	2,952	2,829

Investments
Nuclear decommissioning trust funds	849	851
Other	23	63
Total investments	872	914

Property, Plant and Equipment
Property, plant and equipment	16,542	16,190
Less accumulated depreciation	7,426	7,165
	9,116	9,025
Nuclear fuel, net	141	140
Total property, plant and equipment, net	9,257	9,165

Deferred Charges and Other Assets
Regulatory assets	240	235
Commodity contract assets	366	79
Other	72	109
Total deferred charges and other assets	678	423

Total assets	$13,759	$13,331

  _______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial

    Statements at that date.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2001	2000*
LIABILITIES AND STOCKHOLDER'S EQUITY	(Millions)

Current Liabilities
Securities due within one year	$ 524	$ 241
Short-term debt	178	714
Accounts payable, trade	960	882
Payables to affiliated companies	100	122
Customer deposits	61	55
Accrued interest	104	94
Accrued payroll	75	88
Accrued taxes	182	60
Commodity contract liabilities	1,157	994
Other	88	100
Total current liabilities	3,429	3,350

Long-Term Debt	3,645	3,561

Deferred Credits and Other Liabilities
Deferred income taxes	1,529	1,494
Deferred investment tax credits	117	130
Commodity contract liabilities	304	87
Other	173	216
Total deferred credits and other liabilities	2,123	1,927
Total liabilities	9,197	8,838

Commitments and Contingencies (See Note 8)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust**	135	135

Preferred Stock
Preferred stock not subject to mandatory redemption	509	509

Common Stockholder's Equity
Common stock	2,738	2,738
Other paid-in capital	17	16
Accumulated other comprehensive loss	(5)	-
Retained earnings	1,168	1,095
Total common stockholder's equity	3,918	3,849

Total liabilities and stockholder's equity	$13,759	$13,331

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited Consolidated Financial
    Statements at that date.

** As described in Note 9 to the Consolidated Financial Statements, the 8.05% Junior Subordinated Notes totaling      $139 million in principal amount constitute 100% of the Trust's assets.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
	2001	2000
	(Millions)

Net Cash Flows From Operating Activities	$ 966	$1,132

Cash Flows From (Used In) Investing Activities
Plant expenditures	(438)	(421)
Nuclear fuel	(58)	(66)
Nuclear decommissioning contributions	(27)	(27)
Other	57	(15)
Net cash used in investing activities	(466)	(529)

Cash Flows From (Used In) Financing Activities
Issuance of long-term debt	650	250
Repayment of long-term debt and preferred stock	(290)	(366)
Repayment of short-term debt, net	(536)	(4)
Common stock dividend payments	(333)	(346)
Preferred stock dividend payments	(17)	(29)
Distribution - preferred securities of subsidiary trust	(5)	(5)
Other	(7)	(1)
Net cash used in financing activities	(538)	(501)

Increase (decrease) in cash and cash equivalents	(38)	102
Cash and cash equivalents at beginning of period	141	62
Cash and cash equivalents at end of period	$ 103	$ 164

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Millions)

Net income	$266	$263	$425	$511

Other comprehensive income (loss), net of tax:
Cumulative effect of a change in accounting principle
(net of income taxes of $9)	-	-	(14)	-
Unrealized derivative gains - hedging activities	4	-	1	-
Reclassification for derivative losses included in net income	9	-	8	-
Other comprehensive income (loss)	13	-	(5)	-

Comprehensive income	$279	$263	$420	$511

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Operations

Virginia Electric and Power Company, a Virginia public service company and a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion), is a regulated public utility engaged in the generation, transmission, distribution and sale of electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. It sells electricity to approximately 2.1 million retail customers (including governmental agencies) and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia's total land area, but accounts for over 80% of its population. The Company also engages in off-system wholesale purchases and sales of electricity and purchases and sales of natural gas, and has developed trading relationships beyond the geographic limits of its retail service territory. Within this document, the term "Company" refers to the entirety of Virginia Electric and Power Company, including its Virginia and North Carolina operations, and all of its subsidiaries.

The Company manages its operations along two primary business lines, Energy and Delivery. The Energy segment encompasses the Company's portfolio of generating facilities and power purchase agreements, and its trading and marketing activities. The Delivery segment includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation.

Note 2.     Significant Accounting Policies

In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2001, the results of operations and comprehensive income for the three and nine months ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3.     Recently Issued Accounting Standards

Business Combination and Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. The new standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination. The Company will adopt this standard effective January 1, 2002. At September 30, 2001, the Company had no material goodwill or other intangible assets, obtained in business combinations, on its books.

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

Also, under the new standard, the realized and unrealized earnings of external trusts available for funding decommissioning activities at the Company's utility nuclear plants will be recorded in other income and other comprehensive income, as appropriate. Currently, the Company records these trusts' earnings in other income with an offsetting charge to expense, also recorded in other income, associated with the accretion of the decommissioning liability. See Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Upon adoption of the new standard, the Company will discontinue its practice of accruing, as part of depreciation expense, amounts associated with the future costs of removal for its electric utility. However, the Company may continue its practice of accruing for future costs of removal subject to cost of service utility rate regulation even when an asset removal obligation does not exist but would do so through the recognition of regulatory assets and liabilities, as appropriate.

The Company has not performed a complete assessment of possible retirement obligations associated with its other property and has not yet determined the impact of adopting this new standard.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will generally apply the provisions of this standard prospectively beginning January 1, 2002 and does not expect the adoption to have a material impact on its results of operations or financial condition.

Note 4.     Derivatives and Hedge Accounting

Adoption of Statement of Financial Accounting Standards No. 133

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, on January 1, 2001. The Company recorded an after-tax charge to accumulated other comprehensive income (AOCI) of approximately $14 million (net of a $9 million tax benefit) in the first quarter of 2001 in connection with the initial adoption of SFAS No. 133 as the cumulative effect of a change in accounting principle. The Company expects to reclassify approximately $13 million of this amount to earnings during the year ending December 31, 2001. The actual amounts that will be reclassified to earnings over the twelve months subsequent to initial adoption may vary from this amount as a result of changes in market conditions. The effect of the amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Risk Management Policy

The Company uses derivatives to manage the commodity, currency exchange and financial market risks of its business operations. The Company manages the price risk associated with purchases of natural gas and oil by utilizing derivative commodity instruments including futures and swaps. The Company manages its foreign exchange risk associated with anticipated future purchases denominated in foreign currencies by utilizing currency forward contracts. The Company manages its interest rate risk exposure, in part, by entering into interest rate swap transactions. All of the Company's derivatives that are designated as hedges at September 30, 2001 represent cash flow hedges of the variable price risk associated with purchases of natural gas and oil, the risk of variability in foreign exchange rates and the risk of variable interest rates on long-term debt.

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Derivatives and Hedge Accounting Results

For the three months ended September 30, 2001, the Company recognized a pre-tax decrease in earnings of approximately $1 million for hedge ineffectiveness. This amount is reported as an increase to cost of sales in the Consolidated Statements of Income. Hedge ineffectiveness recognized in the nine months ended September 30, 2001 was not significant.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Approximately $12 million of net losses in AOCI at September 30, 2001 is expected to be reclassified to earnings within the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months may vary from this amount as a result of changes in market conditions. The effect of the amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of September 30, 2001, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over periods of up to five years.

In late June 2001, the Financial Accounting Standards Board (FASB) cleared guidance that permits certain option-type contracts for the purchase or sale of electricity to qualify for the normal purchases and normal sales scope exception, if certain criteria are met. In response to this guidance and other guidance issued during the second quarter, the Company reevaluated certain of its long-term power purchase contracts. Based on this reevaluation, the Company determined that such contracts qualify for the normal purchases and normal sales exception based on the criteria set forth in the recently issued guidance. As such, these contracts continue to be exempt from fair value accounting otherwise required by SFAS No. 133. In early October, the FASB made certain editorial changes to the criteria specified in the June 2001 guidance. The effective date of the revisions to the previously issued guidance is January 1, 2002 for the Company. The Company is currently in the process of evaluating the significance of these editorial changes to determine whether certain of its long-term power purchase contracts will continue to qualify for the normal purchases and normal sales exception at the effective date of the revised guidance.

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

Note 5.     Change in Accounting for Pensions

The Consolidated Financial Statements for the three and nine months ended September 30, 2000 have been restated to reflect a change in the method of calculating the market related value of pension plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. The new method was adopted in the third quarter of 2000 and made effective as of January 1, 2000. A cumulative effect of a change in accounting principle of $21 million (net of income taxes of $11 million) was included in income for the nine months ended September 30, 2000. The overall effect of the change for the nine months ended September 30, 2000, other than the cumulative effect of a change in accounting principle, was not material.

For additional information concerning the cumulative effect of a change in accounting principle for net periodic pension costs, see Note 3 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 6.     Restructuring Costs

On January 28, 2000, as a result of the acquisition of Consolidated Natural Gas Company (CNG), Dominion implemented a plan to restructure the operations of the combined companies. During the three and nine months ended September 30, 2000, the Company recorded $1 million and $70 million, respectively, for charges in connection with consolidation of post-acquisition operations and the integration of information technology systems. At December 31, 2000, the Company's restructuring plan was substantially complete.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At September 30, 2001, the remaining severance liability of $1 million represents remaining amounts payable to employees already terminated.

The change in the liability for severance and related benefit costs is presented below:
(Millions)
Balance at December 31, 2000	$6
Amounts paid	(4)
Revision of estimates	(1)
Balance at September 30, 2001	$1

For additional information on restructuring costs, see Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 7.     Long-Term Debt

During March 2001, the Company issued $50 million in aggregate principal amount of Series 2001A, variable rate tax-exempt pollution control Revenue Bonds due March 1, 2031. The net proceeds were used to finance qualifying expenditures made during the construction of facilities at the North Anna Power Station. In addition, the Company issued $600 million of 5.75% Senior Notes due March 31, 2006 (Senior Notes). The net proceeds were used for general corporate purposes including repayment of commercial paper and payments associated with the purchase of three generation facilities from non-utility generators and the termination of related long-term power purchase agreements (See Note 8 to the Consolidated Financial Statements on restructuring of contracts with non-utility generating facilities for further discussion).

In April 2001, the Company repaid $5 million of Medium-Term Notes, which matured on April 23, 2001 and redeemed $100 million of its 1991 Series A, 8.75% First and Refunding Mortgage Bonds due April 1, 2021. In addition, the Company repaid two Medium-Term Notes of $5 million and $80 million which matured on May 1, 2001 and June 21, 2001, respectively, and $100 million of its 1993 Series E, 6% First and Refunding Mortgage Bonds on August 1, 2001.

Note 8.     Commitments and Contingencies

Restructuring of Contracts with Non-Utility Generating Facilities (NUGs)

In the first quarter of 2001, the Company completed the purchase of three generating facilities and the termination of seven contracts which provided electricity to the Company under long-term power purchase agreements with non-utility generators. The Company recorded a charge of $136 million after-tax in connection with the purchase and termination of the long-term power purchase agreements. Cash payments related to the purchase of the three generating facilities totaled $207 million. The allocation of the purchase price was assigned to the assets and liabilities acquired based upon estimated fair values and future cash flows as of the date of acquisition. Substantially all of the value was attributed to the long-term power purchase agreements which were terminated and resulted in a charge to operations and maintenance expense.

Environmental Matters

There have been no significant developments with regard to environmental matters, as disclosed in Note 20 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, nor have any significant new environmental matters arisen during the nine months ended September 30, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9.     Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

In 1995, the Company established Virginia Power Capital Trust I (VP Capital Trust). In this transaction, VP Capital Trust sold 5.4 million trust preferred securities for $135 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by VP Capital Trust.

In exchange for the $135 million realized from the sale of the trust preferred securities and $4 million of common securities that represent the remaining 3% beneficial ownership interest in the assets held by VP Capital Trust, the Company issued $139 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) due September 30, 2025. The Notes constitute 100% of VP Capital Trust's assets. The Notes may be extended for up to an additional ten years from date of original maturity if certain conditions are satisfied.

Note 10.    Operating Segments

The Company manages its operations along two primary business lines, Energy and Delivery. The majority of the Company's revenue is provided through bundled rate tariffs. Generally, such revenue is allocated between the two business lines for management reporting based on prior cost of service studies. There were no significant intersegment activities for the three and nine months ended September 30, 2001.

Corporate and Other include certain expenses which are not allocated to the Energy and Delivery segments, including those related to the following: 1) corporate operations and assets; 2) transactions or events not allocated to the segments for internal reporting purposes (including 2001 NUG restructuring charge, 2000 restructuring costs, 2000 cumulative effect of a change in accounting principle); and 3) intersegment eliminations, where applicable.
	Energy	Delivery	Corporate and Other	Consolidated Total
	(Millions)
Three Months Ended September 30, 2001
Operating revenue	$1,092	$349	$ 3	$1,444
Net income	180	86	-	266

Three Months Ended September 30, 2000
Operating revenue	$1,040	$346	$ (8)	$1,378
Net income	176	87	-	263

Nine Months Ended September 30, 2001
Operating revenue	$2,893	$942	$ 8	$3,843
Net income (loss)	359	203	(137)	425

Nine Months Ended September 30, 2000
Operating revenue	$2,732	$934	$ (15)	$3,651
Net income (loss)	325	210	(24)	511

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

*     Factors affecting operations, such as:

  unusual weather conditions;

  catastrophic weather-related damage;

  unscheduled generation outages;

  unusual maintenance or repairs;

  unanticipated changes in fossil fuel costs, gas supply costs or availability constraints;

  environmental incidents; and

  electric transmission or gas pipeline system costs or availability constraints;

*     State, federal and international legislative and regulatory developments, including deregulation and restructuring of the electric utility industry and changes in environmental and other relevant laws and regulations to which the Company is subject;

*     The timing and implementation of the Company's business separation plan currently under consideration with the Virginia State Corporation Commission (Virginia Commission);

*     The effects of competition, including the extent and timing of the entry of additional competitors in the electric market;

*     The pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities;

*     Regulatory factors such as changes in the policies or procedures that set rates, changes in the ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases;

*     Financial or regulatory accounting principles or policies imposed by standard-setting bodies;

*     Political and economic conditions and developments in jurisdictions where the Company operates;

*     Changing market conditions and other factors related to physical and financial energy trading activities, including price, basis, counterparty credit risk, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates and warranty risks;

*     Financial market conditions, including availability and cost of capital, and the ability to obtain financing on favorable terms;

*     The performance of projects and the success of efforts to invest in and develop new opportunities;

*     Employee workforce factors, including collective bargaining agreements with union employees; and

*     The effects of geopolitical events, including the threat of domestic terrorism.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company has based its forward-looking statements on management's beliefs and assumptions using information available at the time the statements were made. The Company cautions readers not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. The Company undertakes no obligation to update any forward-looking statements to reflect developments occurring after the statement is made.

Operating Segments

The Company manages its operations in a manner that requires disclosure of two primary operating segments - Energy and Delivery. The Energy segment includes the Company's portfolio of generating facilities and power purchase agreements, and its trading and marketing activities. The Delivery segment includes bulk power transmission, distribution and metering services, and customer service.

Currently, the majority of the Company's revenue is provided through bundled rate tariffs. This revenue is allocated between the Energy and Delivery segments for internal reporting purposes and discussion herein. Certain activities discussed in Liquidity and Capital Resources are currently not managed at the segment level; however, specific references to segments are made as appropriate. All discussion of trends and variations generally applies to the Company as a whole.

Results Of Operations

This section provides a general discussion of contributions to net income by the Energy and Delivery segments. Certain expenses not allocated to those segments are included in Corporate and Other. The decrease in other taxes in 2001 reflects the change in Virginia law whereby the Company is now subject to income taxes rather than gross receipts taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Millions)

Energy	$180	$176	$359	$325
Delivery	86	87	203	210
Corporate and other	-	-	(137)	(24)
Total net income	$266	$263	$425	$511

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Energy Segment

Net income for the Energy segment increased $4 million to $180 million and $34 million to $359 million for the three and nine months ended September 30, 2001, respectively, as compared to the comparable periods in 2000. The results in both three-month and nine-month periods of 2001 over 2000 reflect higher operating revenue from increased fuel rate recoveries from regulated electric sales and from electric marketing and trading activities. Revenue from gas marketing and trading activities in the current quarter was unchanged as compared to the comparable period in 2000. Regulated electric sales revenue increased primarily due to higher fuel rates and customer growth for the three and nine month periods ended September 30, 2001, and warmer weather in the third quarter of 2001, as compared to the comparable periods in 2000. The Energy segment's higher operating revenue was offset by increases in operating expenses for the quarter and year-to-date as compared to the comparable periods in 2000. Electric fuel and purchased energy expenses in 2001 were higher, reflecting higher fuel prices in coal and oil as well as higher levels of recovery of previously deferred fuel costs; however, such expenses were mitigated by the increased fuel rate revenue. Higher operations and maintenance expense in the third quarter of 2001, as compared to the comparable quarter in 2000, was offset by lower purchased electric capacity costs, depreciation expense and other taxes. Lower purchased electric capacity costs resulted from the restructuring of the long-term power purchase agreements in the first quarter of 2001. The decrease in depreciation expense reflects the anticipated life-extensions of the Company's operating licenses for its nuclear facilities by 20 years. The application was filed with the Nuclear Regulatory Commission in May 2001.

Delivery Segment

Net income for the Delivery segment decreased $1 million to $86 million and $7 million to $203 million for the three and nine months ended September 30, 2001, respectively, as compared to the comparable periods in 2000. The Delivery segment's increased regulated electric sales revenue and decreased service restoration costs in 2001 were more than offset by lower other income, as compared to both comparable periods in 2000. Regulated electric sales increased in the third quarter of 2001 primarily as a result of customer growth and warmer weather as compared to the comparable quarter in 2000.

Corporate and Other

Corporate and Other includes certain expenses which are not allocated to the Energy and Delivery segments, including those related to the following: 1) corporate operations and assets; 2) transactions or events not allocated to the segments for internal reporting purposes (including 2001 charge for NUG restructuring, 2000 restructuring costs, 2000 cumulative effect of a change in accounting principle); and 3) intersegment eliminations, where applicable.

NUG Restructuring - During the nine months ended September 30, 2001, the Company recorded a charge of $219 million in operations and maintenance expense in connection with the purchase and termination of long-term power purchase agreements. The charge reduced net income by approximately $136 million for the nine months ended September 30, 2001. For further information on restructuring of power purchase agreements, see Note 8 to Consolidated Financial Statements.

Restructuring Costs - During the three and nine months ended September 30, 2000, the Company incurred restructuring costs of $1 million and $70 million, respectively, in connection with the implementation of a plan to restructure the operations of the subsidiaries of Dominion Resources, Inc. (Dominion), the Company's parent company, following Dominion's acquisition of Consolidated Natural Gas Company (CNG). These charges related primarily to costs associated with work-force reduction activities. See Note 6 to the Consolidated Financial Statements for further information.

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

Liquidity and Capital Resources

Internal Sources of Liquidity

Cash flow from operating activities provided approximately $1.0 billion and $1.1 billion during the nine months ended September 30, 2001 and 2000, respectively. The increase in cash flow from operating activities reflects higher operating revenue from increased fuel rate recoveries and continued growth in regulated electric sales and from electric marketing and trading activities as compared to the prior year. After dividend payments, cash flow from operating activities for the nine months ended September 30, 2001 was sufficient to cover all plant and nuclear fuel expenditures during each of the quarters and, on average, covered approximately 80% of the Company's total cash requirements. Short-term cash requirements not met by the timing or amount of cash flow from operations were generally satisfied with proceeds from short-term borrowings. Long-term cash needs were met through the sale of securities.

External Sources of Liquidity

During the nine months ended September 30, 2001, the Company issued the following securities:

*     $50 million in aggregate principal amount of Series 2001A, variable rate tax-exempt pollution control Revenue Bonds due March 1, 2031. The net proceeds were used to finance qualifying expenditures made during the construction of facilities at the North Anna Power Station; and

*     $600 million of 5.75% Senior Notes due March 31, 2006. The net proceeds were used for general corporate purposes including repayment of commercial paper and payments associated with the purchase of three generation facilities and the termination of related long-term power purchase agreements. See Note 8 to Consolidated Financial Statements for further discussion.

In April 2001, the Company repaid $5 million of Medium-Term Notes, which matured on April 23, 2001 and redeemed $100 million of its 1991 Series A, 8.75% First and Refunding Mortgage Bonds due April 1, 2021. In addition, the Company repaid two Medium-Term Notes of $5 million and $80 million which matured on May 1, 2001 and June 21, 2001, respectively, and $100 million of its 1993 Series E, 6% First and Refunding Mortgage Bonds on August 1, 2001.

The Company has a commercial paper program which is supported by a $1.75 billion credit facility established by Dominion in June 2000 to support the combined commercial paper programs of the Company, Dominion and CNG. The $1.75 billion credit facility matures on May 30, 2002. The Company has full access to the $1.75 billion credit facility; however, it operates with an internal allocation that varies depending upon the needs of the three participating entities.

At September 30, 2001, net borrowings under the commercial paper program were $178 million, a decrease of $536 million from December 31, 2000. Borrowings under these facilities are used primarily to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by cash provided from operations.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In addition to commercial paper, the Company may also issue up to $200 million in aggregate principal of extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes expected to be sold in private placements. All ECNs would have a stated maturity of 390 days from issuance and may be redeemed within 90 days or less from issuance at the Company's option. At September 30, 2001, there were no ECNs outstanding.

At September 30, 2001, the Company had available $1 billion of remaining principal amount under currently effective shelf registrations with the Securities and Exchange Commission to meet capital requirements.

Capital Expenditures

During the nine months ended September 30, 2001, investing activities resulted in a net cash outflow of $466 million. These activities included plant expenditures of $438 million and nuclear fuel expenditures of $58 million. The plant expenditures related to generation-related projects were approximately $177 million and included costs related to construction of two combustion turbines, environmental upgrades, and routine capital improvements. The plant expenditures related to transmission and distribution-related projects approximated $236 million, reflecting routine capital improvements and expenditures associated with new connections. Other general and information technology projects represented the remaining capital expenditures of $25 million.

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

Future Issues and Other Information

The following discussion includes information about significant developments in previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. It is recommended that this section be read in conjunction with MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Electric Retail Access Pilot Program in Virginia

At September 30, 2001, approximately 82,000 customers have volunteered for the retail access pilot program. Approximately 23,000 customers are using a competitive energy supplier, decreasing from 24,000 customers reported in the second quarter of 2001. Beginning January 1, 2002, when full retail access is implemented in Virginia, pilot participants will automatically become eligible to participate in full retail access.

Transition to Competitive Retail Electric Industry in Virginia

During 1998 and 1999, legislation was enacted in Virginia that established a plan to restructure Virginia's electric utility industry and provided for a phased-in transition to a fully competitive retail electric market during the period January 1, 2002 through January 1, 2004. However, in April 2001, the Virginia State Corporation Commission (Virginia Commission) announced a shorter phase-in schedule, which requires retail choice that be made available for all customers in the Company's Virginia service territory by January 1, 2003.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Virginia Commission approved the final rules designed to advance a competitive energy supply market in Virginia and to protect Virginians who participate in retail access beginning January 1, 2002. The rules became effective August 1, 2001 and are applicable to competitive retail energy services beginning January 1, 2002. The rules govern code of conduct, affiliate transactions, and business practices and responsibilities of utilities in the competitive marketplace.

In October 2001, the Virginia Commission issued a final order allowing a 12-month minimum-stay period for customers with an annual peak demand of 500 kW or greater who return to the Company's capped rate service after having purchased competitive electricity supply service.

The Virginia Commission has also established separate proceedings to issue rules and regulations for competition in the provision of metering and billing services; and the determination of market prices for generation and associated wires charges. Such wires charges are to provide the Company with a method to recover any just and reasonable net stranded costs.

In July 2001, the Company filed with the Virginia Commission its proposed methodologies for determining market prices for generation and for calculating wires charges and associated rate design. A hearing was held in September 2001 and the Company is waiting for approval of its methodologies by the Virginia Commission.

Functional Separation of Electric Generation and Delivery Operations

In May 2001, the Company pre-filed testimony and exhibits with the Virginia Commission supporting the Company's proposed plan to separate its electric generation from its electric delivery operations in Virginia. The testimony also supported the Company's proposed index-based fuel recovery mechanism and unbundled rates reflecting the separation and deregulation of generation.

In September 2001, the Staff of the Virginia Commission (Staff) pre-filed direct testimony and exhibits opposing the Company's proposed functional separation plan. The Staff supports "divisional separation" of the generation and delivery functions as opposed to the "legal separation" proposed by the Company. The Company has filed rebuttal testimony and exhibits in continued support of legal separation.

The Staff also recommended that the Company's request for approval of the index-based fuel recovery mechanism be denied in favor of the current Commission-approved fuel factor methodology. The Company has agreed to continue the current fuel factor recovery method in 2002 while the Staff and the Company study alternative fuel methodologies to replace the current method.

The Virginia Commission held a hearing in October 2001 to consider the Company's functional separation plan. Legal briefs will be filed by November 9, 2001. The Virginia Commission is expected to rule on the Company's proposed plan by year-end. The outcome of these proceedings cannot be predicted at this time. However, regardless of whether legal or divisional separation is approved, the Company anticipates that at January 1, 2002, when functional separation is required by Virginia deregulation legislation, such separation will be effected using the same divisional lines that are in existence today.

Also in September 2001, the Company filed with the North Carolina Commission concerning separation of electric generation and delivery operations in North Carolina.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Alliance Regional Transmission Organization (RTO)

In May 2001, an application to transfer control of the Company's transmission facilities to the Alliance RTO was filed with the Virginia Commission as required under its order issued in March 2001. In September 2001, a similar application was filed with the North Carolina Utilities Commission. Hearings will be scheduled to consider the Company's applications.

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

In August 2001, the Alliance Companies filed a business plan for the formation of a for-profit, separately chartered transmission company as a non-market participant for RTO's independence as requested by FERC under its order issued in July 2001. The plan proposed National Grid USA, an international company based in the United Kingdom, as the managing member of the new company.

Also in August 2001, the Alliance Companies made a compliance filing responding to FERC's July 2001 order conditionally approving the Alliance Companies' RTO filing. Simultaneously, the Alliance Companies filed with FERC proposed rates, terms and conditions for the Alliance RTO Open Access Transmission Tariff ("OATT"). In addition, the Company submitted proposed rates with FERC for transmission service and certain ancillary services within the Company's pricing zone of the Alliance RTO. FERC will schedule hearings to consider the proposed rates for the Alliance RTO OATT and the Company's pricing zone.

Environmental Matters

There have been no significant developments with regard to environmental matters disclosed in MD&A and notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 nor have any significant new environmental matters arisen during the first nine months of 2001.

Nuclear Relicensing

The Company filed an application in May 2001 with the Nuclear Regulatory Commission (NRC) to renew the operating licenses of the North Anna and Surry nuclear power stations for an additional 20 years. The NRC is in the process of reviewing the applications for completeness. Over the next two years, the NRC will perform site visits and review the application in detail.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Derivatives and Hedge Accounting

Future interpretations of SFAS No. 133 by the Financial Accounting Standards Board or other standard-setting bodies could adversely affect conclusions concerning the applicability of the standard to the Company's existing contracts, therefore resulting in fair value accounting for such contracts. In that event, if the Company cannot document cash flow or fair value hedging strategies which would utilize such contracts as hedging instruments, the application of fair value accounting to any contract could result in volatility in reported earnings. Such volatility would result from unrealized gains or losses attributable to changes in the contracts' fair value during a particular reporting period. These unrealized gains and losses may not be indicative of actual cash transactions or profitability that would ultimately be realized over the life of a contract. Thus, the Company believes any increased volatility in earnings attributable to fair value accounting in these circumstances would be of a non-cash nature and would not be accompanied by corresponding volatility in cash flows or a change in liquidity.

Recently Issued Accounting Standards

Business Combination and Goodwill

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, thus eliminating the use of the "pooling" method of accounting. For any business combination, which will be accounted for using the purchase method, initiated before July 1, 2001 and completed before January 2002, the provisions of SFAS No. 141 will also apply. Under SFAS No. 142, goodwill is no longer subject to amortization; instead it will be subject to new impairment testing criteria. Other intangible assets will continue to be amortized over their estimated useful lives, although those with indefinite lives are not to be amortized but will be tested at least annually for impairment. The new standards also provide new guidance regarding the identification and recognition of intangible assets, other than goodwill, acquired as part of a business combination. The Company will adopt this standard effective January 1, 2002. At September 30, 2001, the Company had no material goodwill or other intangible assets, obtained in business combinations, on its books.

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

Also, under the new standard, the realized and unrealized earnings of external trusts available for funding decommissioning activities at the Company's utility nuclear plants will be recorded in other income and other comprehensive income, as appropriate. Currently, the Company records these trusts' earnings in other income with an offsetting charge to expense, also recorded in other income, associated with the accretion of the decommissioning liability. See Note 8 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Upon adoption of the new standard, the Company will discontinue its practice of accruing, as part of depreciation expense, amounts associated with the future costs of removal for its electric utility. However, the Company may continue its practice of accruing for future costs of removal subject to cost of service utility rate regulation even when an asset removal obligation does not exist but would do so through the recognition of regulatory assets and liabilities, as appropriate.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company has not performed a complete assessment of possible retirement obligations associated with its other property and has not yet determined the impact of adopting this new standard.

Impairment or Disposal of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will generally apply the provisions of this standard prospectively beginning January 1, 2002 and does not expect the adoption to have a material impact on its results of operations or financial condition.

Other

After completing the transition period for fully integrating the Consolidated Natural Gas Company into Dominion's existing organization and operations, senior management initiated a focused review of Dominion's combined operations, including Virginia Power, in October 2001. The objective of this review is to identify any activities or resources which are no longer necessary now that the transition period has ended. By elimination of such activities or resources, costs may be reduced without impacting the responsiveness or effectiveness of Dominion's operations. As a result, restructuring charges may be incurred in the fourth quarter of 2001 for items such as employee severance and other special termination benefits and cancellation or modification of leases to eliminate office space no longer needed.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The information presented in this Item contains "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. Your attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect future operations and financial condition.

Market Risk Sensitive Instruments and Risk Management

On a quarterly basis, an updated sensitivity analysis is presented to disclose quantitative information about the Company's exposure to commodity price risk as the portfolio of derivative commodity contracts held for trading purposes may change significantly each quarter. The Company does not present quarterly updates to the quantitative information regarding interest rate and equity price risk disclosed in Market Risk Sensitive Instruments and Risk Management under MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Generally, changes in the portfolio of securities subject to such risks do not give rise to significant changes in the quantitative information reported on an annual basis. At present, the Company's exposure to foreign currency risk associated with purchases denominated in foreign currencies is minimal and therefore the Company has not presented quantitative information about foreign currency risk.

The Company has determined a hypothetical loss on the portfolio of derivative commodity contracts held for trading purposes by calculating a hypothetical fair value for each contract assuming a 10% unfavorable change in the market prices of the related commodity and comparing it to the fair value of the contracts based on market prices at September 30, 2001 and December 31, 2000. This hypothetical 10% change in commodity prices would have resulted in a hypothetical loss of approximately $2 million and $3 million in the fair value of the commodity contracts as of September 30, 2001 and December 31, 2000, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by us, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there also may be administrative proceedings on these matters pending. In addition, in the normal course of business, the Company and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations. See Future Issues in Management's Discussion and Analysis (MD&A) and Item 5 - Other Information for discussion on various regulatory proceedings to which we are a party.

Item 5. Other Information

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Cautionary Statements Regarding Forward Looking Information in Part I, Item 2 for discussion of various risks and uncertainties that may affect the future of the Company. See Future Issues in MD&A for additional information concerning Virginia Electric Retail Access Pilot Program, Transition to Competitive Retail Electric Industry in Virginia, Separation of Electric Generation and Delivery Operations, Alliance Regional Transmission Organization and Nuclear Re-Licensing

Rates

On September 14, 2001, the Company filed with an application with the North Carolina Commission to revise the fuel factor applicable to retail customers in its North Carolina service territory. The Company proposed an increase in the factor from the current level of 1.207 to 1.296 cents per kWh, to be effective on January 1, 2002. The requested factor, if approved, will result in an annual revenue increase of approximately $2.8 million.

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
VIRGINIA ELECTRIC AND POWER COMPANY. Registrant

November 5, 2001	/s/ Steven A. Rogers
Steven A. Rogers Vice President (Principal Accounting Officer)