Form 10-K405
period 2001-12-31
VIRGINIA ELECTRIC & POWER CO
filed 2002-03-11
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-2255

VIRGINIA ELECTRIC AND POWER COMPANY
(Exact name of registrant as specified in its charter)

Virginia	54-0418825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

701 East Cary Street	23219
Richmond, Virginia	(Zip Code)
(Address of principal executive offices)

(804) 771-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Peferred Stock (cumulative), $100 par value,$5.00 dividend	New York Stock Exchange
Trust Preferred Securities (cumulative), $25 par value, 8.05% dividend	New York Stock Exchange
7.15% Senior Notes, due 2038	New York Stock Exchange
6.70% Senior Notes, due 2009	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002, was zero.

As of March 1, 2002, there were issued and outstanding 171,484 shares of the registrant’s common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

DOCUMENTS INCORPORATED BY REFERENCE.

None

VIRGINIA ELECTRIC AND POWER COMPANY

PART I

ITEM 1.    BUSINESS

THE COMPANY

Virginia Electric and Power Company (the Company) is a regulated public utility that generates, transmits and distributes power for sale in Virginia and northeastern North Carolina. In Virginia, the Company trades under the name ‘‘Dominion Virginia Power.’’ The Virginia service area comprises about 65 percent of Virginia’s total land area, but accounts for over 80 percent of its population. In North Carolina, the Company trades under the name ‘‘Dominion North Carolina Power’’ and serves retail customers located in the northeastern region of the state, excluding certain municipalities. In addition, the Company sells electricity at wholesale to rural electric cooperatives, power marketers, municipalities and other utilities. Within this document, ‘‘the Company’’ refers to the entirety of Virginia Electric and Power Company, including our Virginia and North Carolina operations and all of our subsidiaries.

Recent Developments

Dominion Resources, Inc. (Dominion), our parent company, completed its acquisition of Consolidated Natural Gas Company (CNG) in January 2000. As a result of the merger, Dominion became a registered public utility holding company under the Public Utility Holding Company Act of 1935 (the 1935 Act) when it completed the CNG acquisition. The 1935 Act prohibits registered companies from owning businesses unrelated to our utility operations or other energy related businesses. In connection with the acquisition, a number of organizational changes were implemented within the Company. Some of these changes were required as a result of Dominion’s new status as a 1935 Act company and some were based on business decisions relating to the integration of the merged companies.

As part of the acquisition of CNG, Dominion created a subsidiary service company, Dominion Resources Services, Inc. (Services), which provides certain services to Dominion’s operating subsidiaries. During 2000, CNG also had a service company, Consolidated Natural Gas Service Company, Inc. Effective January 1, 2001, the two service companies were combined into one service company. The Company provided certain administrative and support services to Services under the Virginia Electric and Power Company Support Agreement between the Company and Services effective January 1, 2000.

In July 2000, the Virginia State Corporation Commission (Virginia Commission) approved the Company’s transfer of all of its issued and outstanding common stock in VPS Communications, Inc. (VPSC) to Dominion. In August 2000, VPSC became a direct subsidiary of Dominion and was renamed Dominion Telecom, Inc. (DTI). See Note 21 to the Consolidated Financial Statements for additional information on transactions with DTI.

Business Segments

The Company manages its business through two principal segments: Energy and Delivery.

•	Energy—Energy manages the Company’s portfolio of generating facilities and purchased power contracts, trading and marketing activities, hedging and arbitrage activities.

•
Delivery—Delivery manages the Company’s electric distribution and transmission systems, serving approximately 2 million customers, about 6,000 miles of electric transmission lines and customer service operations.

The majority of the Company’s revenue is provided through bundled rate tariffs. This revenue is allocated between the Energy and Delivery segments for internal reporting purposes and discussion in this document. While the Company manages its daily operations as described above, its assets remain wholly-owned and operated by the Company. For additional financial information on business segments, see Note 23 to the Consolidated Financial Statements.

As of December 31, 2001, the Company had approximately 7,900 full-time employees. Approximately 3,700 employees are subject to collective bargaining agreements. The contract of those employees represented by the International Brotherhood of Electrical Workers (IBEW) Local Union 50 expires at the end of the first quarter of 2002. Contract negotiations between the Company and IBEW Local Union 50 have commenced.

Virginia Electric and Power Company was incorporated in 1909 as a Virginia public service corporation. Its principal office is located at 701 East Cary Street, Richmond, Virginia 23219-3932. The telephone number is (804) 771-3000. All of the Company’s common stock is held by Dominion.

COMPETITION

Various factors are currently affecting the electric utility industry, including increasing competition and related regulatory changes, costs to comply with environmental regulations, and the potential for new business opportunities outside of traditional rate-regulated operations. To meet the challenges of this new competitive environment, the Company continues to consider new business opportunities, particularly those which allow the Company to use its existing expertise and resources.

Prior to 2002, competition for retail electric sales in Virginia was limited to the extent customers moved into another utility service territory, used other energy sources instead of electric power, generated their own electricity, or participated in a retail pilot program. The Virginia Electric Utility Restructuring Act (Virginia Restructuring Act) provides for a phased-in transition to a fully competitive retail electric market during the period January 1, 2002 through January 1, 2004. The Virginia Commission has ordered that retail choice be fully implemented in Virginia by January 1, 2003.

Under the Virginia Restructuring Act, the Company’s generation portion of its Virginia jurisdictional operations will no longer be subject to cost-based rate regulation effective January 1, 2002. Base rates (excluding fuel costs and certain other allowable adjustments) are capped and will remain unchanged until July 2007 unless terminated sooner as provided by the Virginia Restructuring Act. Recovery of generation-related costs will continue to be provided through capped rates and wires charges. A wires charge, where applicable, will be assessed to those customers opting for alternative suppliers. The Virginia Restructuring Act also requires the Company to join or establish a regional transmission entity, phase in retail choice beginning January 1, 2002, and functionally separate its electric generation from its electric transmission and distribution operations. For additional information on electric deregulation in Virginia, see Regulated Electric Operations in Future Issues and Outlook of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

In North Carolina, regulators and legislators continue to explore the issues related to electric industry restructuring, the development of a competitive wholesale market and retail competition. However, there has been little recent activity.

The Company plans to continue to participate actively in both the legislative and regulatory processes to ensure an orderly transition from a regulated environment. The Company has responded to the trends toward competition by cutting costs, re-engineering our core business processes, and pursuing innovative approaches to serving traditional and future markets.

REGULATION

General

Many aspects of our business are presently subject to regulation by the Virginia Commission, the North Carolina Utilities Commission (North Carolina Commission), the Federal Energy Regulatory Commission (FERC), the Environmental Protection Agency (EPA), the Department of Energy (DOE), the Nuclear Regulatory Commission (NRC), the Army Corps of Engineers, the Securities and Exchange Commission (SEC), and other federal, state and local authorities.

State Regulation

The Virginia Commission and the North Carolina Commission regulate the Company’s rates for retail electric sales in those states and FERC approves the rates for electric sales to wholesale customers. The current Virginia fuel factor applied to the Company’s regulated generation is 1.613 cents per kWh, which will remain in effect through December 31, 2002. The North Carolina Commission has approved a fuel adjustment factor of 1.285 cents per kWh, effective January 1, 2002.

Under the Virginia Restructuring Act, the generation portion of the Company’s Virginia jurisdictional operations is no longer subject to cost-based rate regulation effective January 1, 2002. Base rates (excluding fuel costs and certain other allowable adjustments) will remain capped until July 2007 unless terminated sooner as provided by the Virginia Restructuring Act. Recovery of generation-related costs will continue to be provided through capped rates and, where applicable, a wires charge assessed to those customers opting for alternative suppliers of electricity. The Virginia Restructuring Act also requires the Company to join or establish a regional transmission entity, phase in retail choice beginning January 1, 2002, and functionally separate its electric generation from its electric transmission and distribution operations.

In connection with the North Carolina Commission approval of the CNG acquisition, the Company agreed not to request an increase in North Carolina retail electric base rates until 2006, except for certain events that would have a significant financial impact on the Company. Fuel rates are still subject to change under the annual fuel cost adjustment proceedings.

The Company holds certificates of public convenience and necessity issued by the Virginia Commission and the North Carolina Commission authorizing the construction and operation of electric facilities now in operation for which certificates are required, and to sell electricity to retail customers. However, the Company may not construct, or incur financial commitments for construction of, any substantial generating facilities or large capacity transmission lines without the prior approval of various state and federal governmental agencies.

For additional information on deregulation in the electric industry and rate matters, see COMPETITION above and Regulated Electric Operations in Future Issues and Outlook of MD&A.

Public Utility Holding Company Act of 1935 (1935 Act)

When Dominion completed the acquisition of CNG in January 2000, it became a registered public utility holding company under the 1935 Act. The 1935 Act and related regulations issued by the SEC govern the activities of Dominion and its subsidiaries, including the Company, with respect to the issuance and acquisition of securities, acquisition and sale of utility assets, certain transactions among affiliates and other matters. In most cases, the Company's activities in these areas are also regulated at the state level by the Virginia Commission. The SEC's rules under the 1935 Act generally provide that the obtaining of state approvals will suffice for the 1935 Act purposes also, subject to the fulfillment of certain post-transaction reporting requirements.

Federal Energy Regulatory Commission (FERC)

Under the Federal Power Act, FERC regulates wholesale sales of electricity and transmission of electricity in interstate commerce by public utilities. The Company sells electricity in the wholesale market under its market based-sales tariff authorized by FERC but has agreed not to make wholesale power sales under this tariff to loads located within its service territory. In January 2002, the Company filed for FERC approval of a tariff to sell wholesale power within or outside its service territory at capped rates based on the Company’s embedded cost of generation. For additional discussion on this matter, see Regulated Electric Operations—Wholesale Competition in Future Issues and Outlook of MD&A.

FERC Order No. 2000 requires that each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce make certain filings with respect to forming and participating in an regional transmission organization (RTO). To meet the requirements of Order No. 2000, the Company and eight other member companies (Alliance Companies), filed with FERC for approval of a proposed “Alliance RTO”. In December 2001, FERC concluded the Alliance Companies lack sufficient scope as an RTO and also ordered the Alliance Companies to determine how they could fit within the Midwest Independent System Operator. The Company will examine the possibility of joining RTOs other than those representing Midwest utilities, as directed by FERC. For additional information, see Alliance RTO in Future Issues and Outlook of MD&A.

Environmental Matters

Each business segment faces substantial regulation and compliance costs with respect to environmental matters. For discussion of significant aspects of these matters, including current and planned capital expenditures relating to environmental compliance, see Future Issues and Outlook—Environmental Matters under MD&A. Additional information can also be found in Item 3. LEGAL PROCEEDINGS and Note 19 to the Consolidated Financial Statements.

From time to time the Company may be identified as a potentially responsible party to a superfund site. The EPA (or a state) can either (a) allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or (b) conduct the remedial investigation and action and then seek reimbursement from the parties. Each party can be held jointly, severally and strictly liable for all costs. These parties can also bring contribution actions against each other and seek reimbursement from their insurance companies. As a result, the Company may be responsible for the costs of remedial investigation and actions under the Superfund Act or other laws or regulations regarding the remediation of waste. The Company does not believe that any currently identified sites will result in significant liabilities.

In accordance with applicable federal and state environmental laws, the Company has applied for or obtained the necessary environmental permits material to the operation of the Company’s generating stations. Many of these permits are subject to re-issuance and continuing review.

Nuclear Regulatory Commission (NRC)

All aspects of the operation and maintenance of the Company’s nuclear power stations, which are part of the Energy segment, are regulated by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires.

The Company filed applications for 20 year life-extension for the North Anna and Surry units in May 2001. The NRC has accepted and is reviewing the applications. For more information on this matter, see Nuclear Relicensing in Future Issues and Outlook of MD&A.

From time to time, the NRC adopts new requirements for the operation and maintenance of nuclear facilities. In many cases, these new regulations require changes in the design, operation and maintenance of existing nuclear facilities. If the NRC adopts such requirements in the future, it could result in substantial increases in the cost of operating and maintaining the Company’s nuclear generating units.

Disposal of spent nuclear fuel (SNF) is a significant issue associated with the operation and decommissioning of nuclear power plants. The Nuclear Waste Policy Act of 1982 (NWPA) requires the federal government to make available by January 31, 1998 a permanent repository for high-level radioactive waste and spent nuclear fuel. In February 2002, the Secretary of Energy recommended that Yucca Mountain located in the state of Nevada be developed as the permanent repository. The plan may be appealed by the state of Nevada and is subject to various congressional approvals and NRC licensing.

The Company and other utilities have petitioned for review in the U.S. Court of Appeals for the 11th Circuit, a matter involving the DOE and PECO Energy Company (PECO). The petitioners are challenging the DOE’s action in allowing PECO to take credits against payments PECO would have been making into the Nuclear Waste Fund (NWF). The credits are part of a DOE settlement agreement with PECO for potential claims arising out of DOE’s breach of its SNF storage obligation. The petition asserts that DOE violated the NWPA by improperly depleting the NWF and releasing PECO from a portion of its NWF obligation. The petition also seeks a declaration that credits against NWF payments violate the NWPA, an injunction against DOE implementing the credit and fee reduction provisions of the settlement agreement, and an injunction against DOE entering into similar agreements. The case was argued in December 2001, and is pending before the court.

The NRC also requires the Company to decontaminate its nuclear facilities once operations cease. This process is referred to as decommissioning, and the Company is required by the NRC to prepare for it financially. For information on compliance with NRC financial assurance requirements, see Note 8 to the Consolidated Financial Statement.

CAPITAL REQUIREMENTS AND FINANCING PROGRAM

See Liquidity and Capital Resources of MD&A for details about the Company’s capital requirements and financing program including material estimated capital expenditures for environmental control facilities.

VIRGINIA ELECTRIC AND POWER COMPANY’S POWER GENERATION

Plant	Location	Type of Fuel	Net Owned Summer Capability (Mw)
Surry	Surry, VA	Nuclear	1,625
North Anna	Mineral, VA	Nuclear	1,628	(a)
Bremo	Bremo Bluff, VA	Coal	227
Chesterfield	Chester, VA	Coal	1,229
Clover	Clover, VA	Coal	441	(b)
Mt. Storm	Mt. Storm, WV	Coal	1,587
Chesapeake	Chesapeake, VA	Coal	595
Possum Point	Dumfries, VA	Coal	322
Yorktown	Yorktown, VA	Coal	326
Possum Point	Dumfries, VA	Oil	929
Yorktown	Yorktown, VA	Gas/Oil	818
North Branch	Bayard, WV	Waste Coal	74
Altavista	Altavista, VA	Coal	63
Hopewell	Hopewell, VA	Coal	63
Southampton	Southampton, VA	Coal	63
Remington (CT)	Remington, VA	Gas/Oil	576
Gravel Neck (CT)	Surry, VA	Gas/Oil	329
Darbytown (CT)	Richmond, VA	Gas/Oil	288
Ladysmith (CT)	Ladysmith, VA	Gas/Oil	296
Chesapeake (CT)	Chesapeake, VA	Gas/Oil	144
Possum Point (CT)	Dumfries, VA	Gas/Oil	78
Northern Neck (CT)	Lively, VA	Gas/Oil	64
Low Moor (CT)	Covington, VA	Gas/Oil	60
Kitty Hawk (CT)	Kitty Hawk, NC	Gas/Oil	44
Mt. Storm (CT)	Mt. Storm, WV	Gas/Oil	12
Bellmeade (CC)	Richmond, VA	Gas/Oil	230
Chesterfield (CC)	Chester, VA	Gas/Oil	397
Gaston	Roanoke Rapids, NC	Hydro	225
Roanoke Rapids	Roanoke Rapids, NC	Hydro	99
Bath County	Warm Springs, VA	Hydro	1,260	(c)
Other	Various	Various	2

			14,094

Purchased Capacity			3,770
Net Purchases			145

		Total Capacity	18,009

Note:  (CT) denotes combustion turbine and (CC) denotes combined cycle

(a)	Excludes 11.6 percent undivided interest owned by Old Dominion Electric Cooperative (ODEC).
(b)	Excludes 50 percent undivided interest owned by ODEC.
(c)	Excludes 40 percent undivided interest owned by Allegheny Generating Company, a subsidiary of Allegheny Energy, Inc.

SOURCES OF ENERGY USED AND FUEL SUPPLY COSTS

For information as to energy supply mix and the average fuel cost of energy supply, see Discussion of Segments—Energy under MD&A.

Power Purchase Contracts

The Company’s Energy segment purchases electricity under contracts with other suppliers to meet a portion of our own system capacity requirements and makes other wholesale electric power transactions. As of December 31, 2001, the Company has 43 power purchase contracts with a combined dependable summer capacity of 3,770 Mw. For information on the financial obligations under these agreements, see Note 19 to the Consolidated Financial Statements.

In 2001, the Company completed the purchase of three generating facilities and the termination of seven long-term power purchase contracts with non-utility generators. The Company recorded a charge of approximately $136 million, after taxes, in connection with these transactions.

Fuel for Electric Generation

The Company uses a variety of fuels to power its electric generation. These include a mix of both nuclear fuel and fossil fuel as described further below.

Nuclear Fuel Supply

The Company’s Energy segment utilizes both long-term contracts and spot purchases to support the Company’s nuclear fuel requirements. Worldwide market conditions are continuously evaluated to ensure a range of supply options at reasonable prices. Current agreements, inventories and spot market availability are expected to support current and planned fuel supply needs. Additional fuel is purchased as required to achieve optimum cost and inventory levels.

The DOE did not begin accepting of SNF in 1998 as specified in the DOE contract. However, on-site SNF pool and dry container storage at the Surry and North Anna Power Stations are expected to be adequate for our needs until the DOE begins accepting SNF. See REGULATION—Nuclear Regulatory Commission (NRC) for additional information regarding SNF.

Fossil Fuel Supply

The Company’s Energy segment utilizes coal, oil, and natural gas in its fossil operations. Coal is obtained through long-term contracts and spot purchases. The Company anticipates sufficient supplies of coal will continue to be available at reasonable prices.

Oil and oil-fired generation are used primarily to support heavier system generation loads during very cold or very hot weather periods. System requirements are purchased under both short-term spot agreements and longer term contracts. A sufficient supply of oil is expected to be available over the next five to ten year period.

Firm natural gas transportation contracts (capacity) exist that allow delivery of gas to generating facilities. The Company has positioned its capacity portfolio in such a way that allows flexible natural gas deliveries to its gas turbine fleet, while minimizing costs. With natural gas being the preferred source of new electric generation, competition for existing gas capacity has increased. In order to ensure reliable delivery of natural gas, the Company has acquired more natural gas capacity and has a capacity plan in place designed to protect its fleet from any perceived or real capacity shortage in the market.

FUTURE SOURCES OF POWER

In March 2001, the Virginia Commission issued an order approving the Company’s application to make modifications to its Possum Point Power Station. The order approves the Company’s plan to remove two existing oil-fired units from service, convert two existing coal-fired units to natural gas, and construct a new 540 Mw combined cycle unit to be operational by May 2003.

INTERCONNECTIONS

The Delivery segment maintains major interconnections with Carolina Power and Light Company, American Electric Power Company, Inc., Allegheny Energy, Inc. and the utilities in the Pennsylvania-New Jersey-Maryland Power Pool. Through this major transmission network, the Company has arrangements with these utilities for coordinated planning, operation, emergency assistance and exchanges of capacity and energy.

In June 1999, the Company and eight other member companies (Alliance Companies) filed with FERC for the approval of an RTO. In December 2001, FERC concluded the Alliance Companies lack sufficient scope as an RTO and also ordered the Alliance Companies to determine how they can fit within the Midwest Independent System Operator. The Company will examine the possibility of joining RTOs other than those representing Midwest utilities, as directed by FERC. See REGULATION—State Regulations and Federal Regulations and Alliance RTO under MD&A for a discussion of state and federal laws and proceedings relating to the establishment of regional transmission entities and RTO’s.

ITEM 2.    PROPERTIES

The Company owns its principal properties in fee (except as indicated below), subject to defects and encumbrances that do not interfere materially with their use. Substantially all of the Company’s property is subject to the lien of a mortgage securing its First and Refunding Mortgage Bonds.

The Delivery segment has obtained right-of-way grants from the apparent owners of real estate for most of the Company’s electric lines, but underlying titles have not been examined except for transmission lines of 69 Kv or more. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly owned property, where permission to operate can be revoked. Portions of transmission lines cross national parks and forests under permits entitling the federal government to use, at specified charges, surplus capacity in the line if any exists.

The Company leases its headquarters facility from Dominion. In addition, the Energy and Delivery segments share certain leased buildings and equipment.

See Virginia Electric and Power Company’s Power Generation under Item 1. BUSINESS for a list of the principal facilities utilized by the Energy segment.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company is alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there may be pending administrative proceedings on these matters. In addition, in the normal course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

See REGULATION under Item 1. BUSINESS, Future Issues and Outlook of MD&A, and Note 19 to the Consolidated Financial Statements for additional information on various regulatory proceedings to which the Company is a party.

In April 1999, the Department of Justice (DOJ) notified the Company of alleged noncompliance with the EPA’s oil spill prevention, control and countermeasures (SPCC) plans and facility response plan (FRP) requirements at one of our power stations. In December 2001, the Company reached a settlement agreement with the DOJ and EPA covering all alleged noncompliance issues. The settlement will not have a material impact on the Company’s financial condition or results of operations. The Company also identified matters at other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements and reported these matters to the EPA. The Company also reported its plans for correcting the issues. The Company does not believe that the settlement of these self-reported matters, if any, will be material to its results of operations or financial conditions.

During 2000, the Company received a Notice of Violation from the EPA alleging that the company failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against the Company alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. The Company also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management believes that the Company has obtained the necessary permits for its generating facilities. The Company has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at the Company's coal-fired generating stations in Virginia and West Virginia. The Company had already committed to a substantial portion of the $1.2 billion expenditures for SO2 and NOx emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Company’s shareholders was held on December 12, 2001 and was reconvened on December 18, 2001. On December 12, 2001 shareholders voted on matters (A),(B) and (D) below, and on December 18, 2001 shareholders voted on (C).

(A)
To amend the Articles to increase the percentages in the definition of “AA” Rate Multiple set forth in the Articles of Amendment relating to the October 1988 Series Money Market Cumulative Preferred Stock.

The results of the vote taken was as follows:

Security	FOR	AGAINST	ABSTAIN
Common Stock	171,484	0	0
All Preferred Stock	2,505,603	3,678	33,409
$5 Dividend Preferred Stock	35,953	620	2,020
$4.04 Dividend Preferred Stock	3,221	310	220
$4.20 Dividend Preferred Stock	2,852	200	142
$4.12 Dividend Preferred Stock	24,841	474	10
$4.80 Dividend Preferred Stock	28,287	2,074	717
$7.05 Dividend Preferred Stock	76,499	0	1,000
$6.98 Dividend Preferred Stock	2,950	0	29,300
January 1987 Series Money Mkt	20,000	0	0
June 1987 Series Money Mkt	706,000	0	0
October 1988 Series Money Mkt	396,000	0	0
June 1989 Series Money Mkt	509,000	0	0
September 1992A Series MM	295,000	0	0
September 1992AB Series MM	405,000	0	0

(B)
To amend the Articles to increase the percentages in the definition of “AA” Rate Multiple set forth in the Articles of Amendment relating to the June 1989 Series Money Market Cumulative Preferred Stock.

The results of the vote taken was as follows:

Security	FOR	AGAINST	ABSTAIN
Common Stock	171,484	0	0
All Preferred Stock	2,505,723	3,680	33,287
$5 Dividend Preferred Stock	35,953	622	2,018
$4.04 Dividend Preferred Stock	3,221	310	220
$4.20 Dividend Preferred Stock	2,972	200	22
$4.12 Dividend Preferred Stock	24,841	474	10
$4.80 Dividend Preferred Stock	28,287	2,074	717
$7.05 Dividend Preferred Stock	76,499	0	1,000
$6.98 Dividend Preferred Stock	2,950	0	29,300
January 1987 Series Money Mkt	20,000	0	0
June 1987 Series Money Mkt	706,000	0	0
October 1988 Series Money Mkt	396,000	0	0
June 1989 Series Money Mkt	509,000	0	0
September 1992A Series MM	295,000	0	0
September 1992AB Series MM	405,000	0	0

(C)
To amend the Articles to make certain conforming technical changes and to increase the percentages in the definition of “AA” Rate Multiple set forth in the Articles of Amendment relating to the September 1992A Series Auction Market Preferred Stock.

The results of the vote taken was as follows:

Security	FOR	AGAINST	ABSTAIN
Common Stock	171,484	0	0
All Preferred Stock	2,505,597	3,678	33,415
$5 Dividend Preferred Stock	35,947	620	2,026
$4.04 Dividend Preferred Stock	3,221	310	220
$4.20 Dividend Preferred Stock	2,852	200	142
$4.12 Dividend Preferred Stock	24,841	474	10
$4.80 Dividend Preferred Stock	28,287	2,074	717
$7.05 Dividend Preferred Stock	76,499	0	1,000
$6.98 Dividend Preferred Stock	2,950	0	29,300
January 1987 Series Money Mkt	20,000	0	0
June 1987 Series Money Mkt	706,000	0	0
October 1988 Series Money Mkt	396,000	0	0
June 1989 Series Money Mkt	509,000	0	0
September 1992A Series MM	295,000	0	0
September 1992AB Series MM	405,000	0	0

(D)
To amend the Articles to make certain conforming technical changes and to increase the percentages in the definition of “AA” Rate Multiple set forth in the Articles of Amendment relating to the September 1992B Series Auction Market Preferred Stock.

The results of the vote taken was as follows:

Security	FOR	AGAINST	ABSTAIN
Common Stock	171,484	0	0
All Preferred Stock	2,505,597	3,676	33,417
$5 Dividend Preferred Stock	35,947	618	2,028
$4.04 Dividend Preferred Stock	3,221	310	220
$4.20 Dividend Preferred Stock	2,852	200	142
$4.12 Dividend Preferred Stock	24,841	474	10
$4.80 Dividend Preferred Stock	28,287	2,074	717
$7.05 Dividend Preferred Stock	76,499	0	1,000
$6.98 Dividend Preferred Stock	2,950	0	29,300
January 1987 Series Money Mkt	20,000	0	0
June 1987 Series Money Mkt	706,000	0	0
October 1988 Series Money Mkt	396,000	0	0
June 1989 Series Money Mkt	509,000	0	0
September 1992A Series MM	295,000	0	0
September 1992AB Series MM	405,000	0	0

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Dominion Resources, Inc. (Dominion) owns all of the Company’s common stock.

The Company paid quarterly cash dividends on its common stock as follows:

	1st	2nd	3rd	4th
	(Millions)
2001	$81	$73	$178	$60
2000	$93	$94	$160	$61

ITEM 6.    SELECTED FINANCIAL DATA

	2001	2000	1999(3)	1998(2)	1997(1)
	(Millions)
Operating revenue	$4,944	$4,791	$4,591	$4,280	$4,664
Income from operations	999	1,086	1,007	681	1,015
Income before extraordinary item and cumulative effect of a change in accounting principle	446	558	485	230	469
Extraordinary item (net of income taxes of $197)			255
Cumulative effect of a change in accounting principle (net of income taxes of $11)		21
Net income	446	579	230	230	469
Balance available for common stock	423	543	193	194	433
Total assets	13,784	13,331	11,765	11,985	11,925
Long-term debt, noncurrent capital lease obligations, preferred stock subject to mandatory redemption and preferred securities of subsidiary trust	3,864	3,722	3,716	3,805	3,854

(1)
Revenue for the first eight months of 1997 includes revenue associated with power marketing and gas sales with related cost of sales of such operations recorded as a component of fuel, net. The Company experienced significant growth in its power marketing operations in 1997. Beginning in September 1997, the Company recorded the results of its power marketing and gas sales operations, not subject to cost-based rate regulation, as a component of other revenue, net of related cost of sales.

(2)
Revenue for 1998 reflects the Company’s settlement of base rate proceedings which included a one-time rate refund of $150 million and a base rate reduction of $100 million beginning in March 1998. Net income for 1998 reflects the aforementioned base rate refund and rate reduction as well as an impairment charge of $159 million to write-off net regulatory assets no longer considered recoverable as a result of the rate settlement.

(3)
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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

MD&A explains the results of operations and general financial condition of Virginia Electric and Power Company (Virginia Power). MD&A should be read in conjunction with the Consolidated Financial Statements. “The Company” is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one of Virginia Power’s consolidated subsidiaries, or the entirety of Virginia Power and its consolidated subsidiaries. The Company is a wholly-owned subsidiary of Dominion Resources, Inc.

Cautionary Statements Regarding Forward-Looking Information

From time to time the Company makes statements concerning its expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases the reader can identify these forward-looking statements by words such as “anticipate”, “estimate”, “expect”, “forecast”, “believe”, “should”, “could”, “plan”, “may” or other similar words.

Forward-looking statements are made by the Company with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include, but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events that could disrupt or cause catastrophic damage to the Company’s electric distribution and transmission systems;

•	Exposure to unanticipated changes in prices for energy commodities purchased or sold;

•
State and federal legislative and regulatory developments, including deregulation and restructuring of the electric utility industry and changes in environmental and other laws and regulations to which the Company is subject;

•	The timing and implementation of the Company’s business separation plan;

•	The effects of competition, including the extent and timing of the entry of additional competitors in the electric market;

•	The Company’s pursuit of potential business strategies, including acquisitions or dispositions of assets;

•
Regulatory factors such as changes in the policies or procedures that set rates, changes in the Company’s ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases;

•	Financial or regulatory accounting principles or policies imposed by governing bodies;

•	Political, legal, and economic conditions and developments in the U.S. This would include the threat of domestic terrorism, inflation rates and monetary fluctuations;

•
Changing market conditions and other factors related to physical and financial energy trading activities, including energy commodity price, basis, counterparty credit risk, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates and warranty risks;

•	Financial market conditions, including availability and cost of capital, and the Company’s ability to obtain financing on favorable terms;

•	The performance of the Company’s projects and the success of efforts to invest in and develop new opportunities, including development of power generation facilities;

•	The cost of replacement electric energy in the event of unscheduled generation outages; and

•	Employee workforce factors, including collective bargaining agreements with union employees.

The Company has based its forward-looking statements on management’s beliefs and assumptions using information available at the time the statements were made. The Company cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. The Company undertakes no obligation to update any forward-looking statements to reflect developments occurring after the statements are made. Interested parties should also consider other risks identified from time to time in the Company’s reports and registration statements filed with the Securities and Exchange Commission.

Operating Segments

In general, management’s discussion of the Company’s results of operations focuses on the contributions of its operating segments. However, the discussion of the Company’s financial condition under Liquidity and Capital Resources is for the entire company. The Company’s two primary operating segments are:

Energy manages the Company’s portfolio of generating facilities and power purchase contracts and its energy trading, marketing, hedging and arbitrage activities. Energy’s operating results reflect: the impact of weather on demand for electricity; customer growth as influenced by overall economic conditions; and changes in prices of commodities, primarily electricity and natural gas, that the segment actively markets and trades, uses for hedging purposes and consumes in generation activities. The cost of fuel used in generation operations and electric energy purchases incurred by the Company to serve Virginia and North Carolina retail customers is generally recoverable through rates charged to customers.

Delivery manages the Company’s electric distribution and transmission systems as well as customer service. Delivery’s operating results reflect the impact of weather on demand for electricity and customer growth as influenced by overall economic conditions. The segment is subject to cost-of-service rate regulation and base rates are currently capped in Virginia and North Carolina.

In addition, the Company also reports Corporate and Other as a segment. The Company includes certain expenses which are not allocated to the Energy and Delivery segments in Corporate and Other.

For more information on the Company’s operating segments, see Note 23 to the Consolidated Financial Statements.

Critical Accounting Policies

The Company has identified the following accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.

Accounting for risk management and energy trading contracts at fair value—The Company uses derivatives to manage its commodity, financial market and currency exchange risks. In addition, the Company purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. The accounting requirements for derivatives and hedging activities are complex and interpretation of these requirements by standard-setting bodies is ongoing. All derivatives, other than specific exceptions, are reported on the Consolidated Balance Sheet at fair value, beginning in 2001. Energy trading contracts are also reported on the Consolidated Balance Sheet at fair value. Changes in fair value, except those related to derivative instruments designated as cash flow hedges, are generally included in the determination of the Company’s net income at each financial reporting date until the contracts are ultimately settled. The measurement of fair value is based on actively quoted market prices, if available. In the absence of actively quoted market prices, the Company seeks indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, measurement involves judgment and estimates. These estimates are based on valuation methodologies deemed appropriate by the Company’s management. For individual contracts, the use of different assumptions could have a material effect on the contract’s estimated fair value. In addition, for hedges of forecasted transactions, the Company must estimate the expected future cash flows of forecasted transactions, as well as evaluate the probability of occurrence and timing of such transactions. Changes in conditions or the occurrence of unforeseen events could affect the timing of recognition of changes in fair value of certain hedging derivatives. See Selected Information—Energy Trading Activities and Market Rate Sensitive Instruments and Risk Management in MD&A and Notes 2, 9, and 20 to the Consolidated Financial Statements.

Accounting for regulated operations—Methods of allocating costs to accounting periods for operations subject to federal or state cost-of-service rate regulation may differ from accounting methods generally applied by nonregulated companies. When the timing of cost recovery prescribed by regulatory authorities differs from the timing of expense recognition used for accounting purposes, the Company’s consolidated financial statements may recognize a regulatory asset for expenditures that otherwise would be expensed. Regulatory assets represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process. See Notes 2, 6, and 10 to the Consolidated Financial Statements.

Results of Operations

The Company’s discussion of its results of operations includes an overview of its operating revenue and operating results for 2001 and 2000, on a consolidated basis. These sections are followed by a more detailed discussion of the results of operations of the operating segments. For additional information about the Company’s operating segments, see Note 23 to the Consolidated Financial Statements.

Overview of Results

	Year Ended December 31,
	Net Income Contribution			Operating Revenue			Operating Expenses
	2001	2000	1999	2001	2000	1999	2001	2000	1999
	(Millions)
Energy	$380	$369	$292	$3,722	$3,577	$3,423	$2,953	$2,900	$2,846
Delivery	230	246	193	1,212	1,210	1,160	713	718	740
Corporate and Other	(164)	(36)	(255)	10	4	8	279	87	(2)

Total	$446	$579	$230	$4,944	$4,791	$4,591	$3,945	$3,705	$3,584

Overview of Operating Revenue—Consolidated

The following is a general discussion of factors that affect operating revenue for both the Energy and Delivery segments.

The majority of the Company’s operating revenue is provided through bundled rate tariffs. Regulated electric sales consist primarily of sales to retail customers at rates authorized by the State Corporation Commission of Virginia (Virginia Commission) and the North Carolina Utilities Commission (North Carolina Commission), and sales to cooperatives and municipalities at wholesale rates authorized by the Federal Energy Regulatory Commission (FERC). Also included in regulated electric sales are amounts received from others for use of the Company’s transmission system to transport electric energy under tariffs authorized by FERC.

Electric sales vary seasonally and in response to weather. The resulting impact may be significant on regulated electric sales. The impact of weather on electric sales is measured in terms of heating degree-days and cooling degree-days. A mild summer or winter can have a significant impact on revenue. Electric sales are also impacted by the number of customers that the Company serves, which continues to increase. Regulated electric sales also include recovery of the cost of fuel used in generating electricity for customers served under regulated tariffs through fuel rates approved by regulatory authorities. Fluctuations in amounts recovered will affect amounts reported as regulated electric sales.

Overview of 2001 Results

Operating Revenue

Operating revenue increased $153 million to $4.9 billion for 2001 as compared to 2000. The increase was due primarily to higher fuel rate recoveries, growth in the numbers of retail customers and increased wholesale sales to cooperatives and municipalities under requirements contracts. These factors were offset by milder weather conditions in 2001. While there were 6 percent more cooling degree-days in 2001 as compared to 2000, the 10 percent decline in heating degree-days more than offset the benefit experienced in the summer. The Company served, on average, 40,000 more retail customers during 2001.

The results of the Company’s trading and marketing operations, which are recorded as other revenue, net of cost sales, also contributed slightly to the overall increase in operating revenue.

Operating Expenses

Operating expenses increased $240 million to $3.9 billion for 2001 as compared to 2000. Higher prices for commodities consumed contributed to increased electric fuel and energy purchases, net. Purchased electric capacity expense decreased as the Company terminated certain contracts in early 2001. See Note 19 to the Consolidated Financial Statements. Depreciation and amortization decreased primarily due to a change in the estimated useful lives of the Company’s nuclear plants in connection with the expected re-licensing of those plants offset by additional expense related to other recent capital expenditures. The Company incurred restructuring costs in both 2001 and 2000 primarily associated with Dominion’s acquisition of CNG and subsequent integration of the combined companies’ operations. Other operations and maintenance expenses increased primarily due to costs associated with the termination of certain long-term power purchase contracts. Other taxes decreased, reflecting the change in Virginia whereby the Company became subject to state income taxes rather than gross receipts taxes effective January 2001.

Other Factors Affecting Net Income

The Company’s effective income tax rate increased in 2001 due to its utility operations in Virginia becoming subject to state income taxes in lieu of gross receipts taxes.

Overview of 2000 Results

Operating Revenue

Total operating revenue increased $200 million to $4.8 billion for 2000 as compared to 1999. Regulated electric sales increased as a result of customer growth, higher fuel rates, and a charge for rate refunds taken in 1999. Regulated electric sales revenue also increased in 2000, as compared to 1999, reflecting higher customer usage in response to colder fall and winter weather, offset somewhat by lower customer usage resulting from milder summer weather. For 2000, as compared to 1999, the 12% increase in heating degree-days was largely offset by the 12% decrease in cooling degree-days. Revenue from electric transmission services did not change significantly.

Other revenue decreased in 2000, as compared to 1999, reflecting lower off-system electric sales resulting primarily from the expiration of two major long-term power purchase contracts in late 1999.

Operating Expenses

Operating expenses increased $121 million to $3.7 billion in 2000, as compared to 1999. Electric fuel and energy purchases, net increased in 2000 due to increased generation activity and higher costs for fossil fuels consumed and energy purchases. Other operations and maintenance expenses were approximately the same in 2000 and 1999, with higher corporate and administrative costs being offset by lower service restoration costs. Purchased electric capacity expense decreased due to the expiration of two major long-term power purchase contracts in late 1999. The Company incurred restructuring charges in 2000 primarily associated with Dominion’s integration of CNG into its consolidated operations.

Other Factors Affecting Net Income

Interest expense and related charges increased $7 million to $296 million reflecting additional borrowings in 2000. Also in 2000, the cumulative effect of a change in the method of accounting for certain components of pension cost increased the Company’s net income by $21 million (net of income taxes of $11 million). See Note 3 to the Consolidated Financial Statements. In 1999, the Company recorded an extraordinary item of $255 million (net of income taxes of $197 million) reflecting primarily the write-off of certain regulatory assets. See Note 6 to the Consolidated Financial Statements.

Segment Results

Energy Segment

	2001	2000	1999
	(millions)
Operating revenue	$3,722	$3,577	$3,423
Operating expense	2,953	2,900	2,846
Net income contribution	380	369	292

Electricity supplied (mmwhr)	72	74	71

The Company provides electricity primarily from the following fuel sources: nuclear, coal, oil and purchased power. System energy output by energy source and the average fuel cost for each are shown below. Fuel cost is presented in mills (one tenth of one cent) per kilowatt-hour.

	2001		2000		1999
	Source	Cost	Source	Cost	Source	Cost
Nuclear(1)	31%	$4.64	33%	$4.48	35%	$4.59
Coal(2)	40	16.55	42	14.04	38	13.73
Oil	5	36.41	3	35.89	4	20.47
Purchased power, net	21	24.38	20	23.97	19	23.95
Other	3	42.37	2	44.58	4	28.98

Total	100%		100%		100%

Average fuel cost		16.35		14.20		13.34

(1)	Excludes Old Dominion Electric Cooperative’s (ODEC) 11.6 percent ownership interest in the North Anna Power Station.
(2)	Excludes ODEC’s 50 percent ownership interest in the Clover Power Station.

2001 Results

Operating Revenue

See Overview of Operating Revenue—Consolidated.

Operating Expenses

Operating expenses increased $53 million for 2001, as compared to 2000. Electric fuel and energy purchases, net were higher in 2001, reflecting higher fuel prices in coal and oil consumed as well as higher levels of recovery of previously deferred fuel costs. The effect of such expenses on net income was mitigated by increased fuel rate revenue. Purchased electric capacity costs decreased as a result of the termination of long-term power purchase agreements in the first quarter of 2001. The decrease in depreciation and amortization expense primarily reflects a change in the estimated useful lives of the Company’s nuclear plants which resulted in a $72 million decrease in depreciation expense. This change is based on the Company’s expectation that 20-year extensions of the operating licenses for its nuclear facilities will be granted. The application was filed with the Nuclear Regulatory Commission in May 2001. The decrease in depreciation was partially offset by additional depreciation expense related to other recent generation-related capital expenditures. Other operations and maintenance increased due to scheduled outages at both nuclear and fossil plants. Other taxes decreased reflecting the change in Virginia whereby the Company became subject to state income taxes rather than gross receipts taxes effective January 2001.

2000 Results

Operating Revenue

See Overview of Operating Revenue—Consolidated.

Operating Expenses

Operating expenses increased $54 million to $2.9 billion for 2000, as compared to 1999. Electric fuel and energy purchases, net increased in 2000 due to higher overall production from the Company’s generation units, increased costs of fossil fuels consumed and increased energy purchases. Purchased electric capacity costs decreased due to the expiration of two major long-term power purchase contracts late in 1999. Other operations and maintenance expenses increased, reflecting primarily higher overall corporate and administrative costs. Other taxes decreased due to the recognition of a tax refund in 2000.

Selected Information—Energy Trading Activities

Energy manages the Company’s energy trading, hedging and arbitrage activities through the Dominion Energy Clearinghouse (the Clearinghouse). The Company believes these operations complement its integrated energy businesses and facilitate its risk management activities. As part of these operations, the Clearinghouse enters into contracts for purchases and sales of energy-related commodities, including natural gas, electricity and oil. Settlement of a contract may require physical delivery of the underlying commodity or, in some cases, an exchange of cash. These contracts are classified as energy trading contracts for financial accounting purposes, and are included in the Consolidated Balance Sheets as components of current and non-current derivative and energy trading assets and liabilities.

In accordance with generally accepted accounting principles, the Company reports energy trading contracts in its financial statements at fair value. Both realized and unrealized changes in these contracts’ fair value are included in net income. For a discussion of how the Company determines fair value for its energy trading contracts, see Critical Accounting Policies presented earlier in MD&A. Arbitrage activities constitute a substantial portion of the Clearinghouse’s activities. Accordingly, when the Clearinghouse enters into a contract to purchase a commodity, it typically enters into a sales contract, or a combination of sales contracts, with quantities and delivery or settlement terms that are identical or very similar to those of the purchase contract. When the purchase and sales contracts are settled either by physical delivery of the underlying commodity or by net cash settlement, the Clearinghouse may receive a net cash margin (a realized gain), or sometimes will pay a net cash margin (a realized loss). Until the contracts are settled, however, the Company must record the monthly changes in the fair value of both contracts. These changes in fair value represent unrealized gains and losses. To the extent purchase and sales contracts with identical or similar terms are held by the Clearinghouse, the changes in their fair values will generally offset one another. Although the Clearinghouse may hold purchase or sales contracts for delivery of commodities at particular locations and times that have not been offset, such exposures are monitored and actively managed on a daily basis. Dominion’s risk management policy and procedures are designed to ensure that the Company’s exposure to commodity price changes is limited. For additional discussion of trading activities, see Market Rate Sensitive Instruments and Risk Management and Notes 2, 9, and 20 to the Consolidated Financial Statements.

A summary of the changes in the unrealized gains and losses in the Company’s portfolio of energy contracts held for trading purposes during 2001 follows:

Energy Trading Contracts
(millions)
Net unrealized gain at December 31, 2000	$25
Contracts realized or otherwise settled during the period	(12)
Net unrealized gain at inception of contracts initiated during the period	17
Change in unrealized gains and losses attributable to net arbitrage gains and changes in market prices	107
Changes in unrealized gains and losses attributable to changes in valuation techniques	17

Net unrealized gain at December 31, 2001	$154

Unrealized gains and losses in the Company’s portfolio of energy trading contracts at December 31, 2001 are summarized in the following table based on the approach used to determine fair value and the contract settlement or delivery dates:

(millions)	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	Greater than 5 years	Total
Prices actively quoted	$46	46	4	—	—	$96
Prices provided by other external sources	—	3	4	—	—	7
Prices based on models and other valuation methods	17	10	6	6	12	51

Delivery Segment

	2001	2000	1999
	(millions)
Operating revenue	$1,212	$1,210	$1,160
Operating expense	713	718	740
Net income contribution	230	246	193

Electricity delivered (mmwhr)	72	74	71

2001 Results

Operating Revenue

See Overview of Operating Revenue—Consolidated.

Operating Expenses

Operating expenses were $713 million in 2001, as compared to $718 million in 2000. In addition to the effect of weather on sales, Delivery’s operating expenses can also be significantly impacted by severe weather. Hurricanes, major thunderstorms and ice storms can cause damage to the Company’s distribution and transmission systems. During 2001 and 2000, there were no unusual levels of storm restoration activities. Depreciation and amortization increased slightly as a result of routine property additions. Other operations and maintenance expenses included a moderate increase in provisions for uncollectible customer accounts. Other taxes decreased, reflecting the change in Virginia whereby the Company became subject to state income taxes rather than gross receipts taxes effective January 2001.

2000 Results

Operating Revenue

See Overview of Operating Revenue—Consolidated.

Operating Expenses

Operating expenses were $718 million in 2000, as compared to $740 million in 1999. The decrease was primarily attributable to higher other operations and maintenance expenses in 1999, as compared to 2000, as a result of significant service restoration costs in 1999 associated with ice storm and hurricane damage.

Corporate and Other

	2001	2000	1999
	(millions)
Expenses, net of related taxes	$164	$36	$255

2001 Results

Corporate and other operations reported expenses, net of related taxes, of $164 million in 2001, an increase of $128 million, as compared to 2000. These results include the following unusual charges which were not allocated to the Company’s operating segments: pre-tax restructuring costs of $48 million; and a pre-tax charge of $220 million related to costs associated with the purchase of three non-utility generating plants and termination of certain long-term power purchase contracts. See Notes 5 and 19 to the Consolidated Financial Statements.

2000 Results

Corporate and other operations reported expenses, net of related taxes, of $36 million in 2000, a decrease of $219 million, as compared to 1999. These results include pre-tax restructuring charges of $71 million in 2000, offset by a $21 million gain, net of income taxes of $11 million, from the cumulative effect of a change in the Company’s method of accounting for pensions. In 1999, the Company recorded an extraordinary item of $255 million (net of income taxes of $197 million), reflecting primarily the write-off of certain net regulatory assets. See Notes 3, 5 and 6 to the Consolidated Financial Statements.

Liquidity and Capital Resources

The Company depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash flow from operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities and additional long-term debt financing.

Internal Sources of Liquidity

Cash flow from operating activities provided $1.1 billion in each year during 2001, 2000 and 1999. During each of the three years 1999 through 2001, cash flow from operating activities, after dividend payments, was sufficient to cover over 92 percent of our capital and nuclear fuel expenditures and, on average, approximately 69 percent of our total cash requirements. Cash requirements not met by the timing or amount of cash flow from operations are generally satisfied with proceeds from the sale of securities and short-term borrowings.

The Company’s operations are subject to risks and uncertainties that may negatively impact cash flows from operations. Such risks and uncertainties include, but are not limited to, the following:

•	unusual weather and its effect on energy sales to customers and energy commodity prices;

•	extreme weather events that could disrupt or cause catastrophic damage to the Company’s electric distribution and transmission systems;

•	exposure to unanticipated changes in prices for energy commodities purchased or sold;

•
effectiveness of Dominion’s risk management activities and underlying assessment of market conditions and related factors, including energy commodity prices, basis, counterparty credit risk, liquidity, volatility, capacity, transmission, currency exchange rates, and interest rates;

•	the cost of replacement electric energy in the event of unscheduled generation outages; and

•	timeliness of recovery for costs subject to cost-of-service utility rate regulation.

External Sources of Liquidity

The Company relies on access to bank and capital markets as a significant source of liquidity for capital requirements not satisfied by the cash provided by the Company’s operations. The Company’s ability to borrow funds or issue securities and the return demanded by investors are affected by the Company’s credit ratings. In addition, the raising of external capital is subject to certain regulatory approvals, including the SEC and the Virginia State Corporation Commission (Virginia Commission). Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities. Management believes that the current credit ratings of the Company provide sufficient access to the capital markets. However, disruptions in the bank and capital markets not specifically related to the Company may affect the Company’s ability to access these funding sources or cause an increase in the return required by investors.

Both quantitative (financial strength) and qualitative (business or operating characteristics) factors are considered by the credit rating agencies in establishing the Company’s credit ratings. The credit ratings for the Company are most affected by the Company’s financial profile, mix of regulated and nonregulated businesses and respective cash flows, and changes in methodologies used by the rating agencies. Credit ratings for the Company as of March 1, 2002 follow:

	Standard & Poor’s	Moody’s
Mortgage bonds	A	A2
Senior unsecured (including tax-exempt) debt securities	A-	A3
Preferred securities of subsidiary trust	BBB+	Baa1
Preferred stock	BBB+	Baa2
Commercial paper	A-1	P-1

A downgrade in the Company’s credit rating would not generally restrict its ability to raise short-term or long-term financing so long as its credit rating is still “investment grade,” but it would increase the cost of borrowing. The Company’s management proactively manages the financial condition of its operations in an effort to maintain its current credit ratings.

As part of borrowing funds and issuing debt (both short-term and long-term) or preferred securities, the Company must enter enabling agreements. These agreements contain covenants that, in the event of default, could trigger the acceleration of principal and interest payments and, in some cases, the termination of credit commitments unless a waiver of such requirements is agreed to by the lenders/security holders. These provisions are customary, with each agreement specifying which covenants apply. These provisions are not necessarily unique to the Company. Some of the typical covenants include:

•	the timely payment of principal and interest;

•	information requirements, including submittal of financial reports filed with the SEC to lenders;

•	keeping books and records in accordance with generally accepted accounting principles;

•	payment of taxes; maintaining insurance;

•
performance obligations, audits/inspections, continuation of the basic nature of business, restrictions on certain matters related to merger or consolidation, restrictions on disposition of substantial assets;

•	financial covenants, such as a limit on total funded debt to total capitalization;

•	compliance with collateral minimums or requirements related to mortgage bonds (See Note 14 to the Consolidated Financial Statements); and

•	limitations on liens.

The Company monitors the covenants on a regular basis in order to provide assurance that events of default will not occur. As of December 31, 2001, there were no events of default under the Company’s covenants.

During 2001, the Company issued long-term debt totaling $770 million. As discussed below, proceeds were used primarily to fund: the repayment of short-term debt; the purchase of three generation facilities from non-utility generators and the termination of related long-term power purchase agreements; the repayment of long-term debt maturities; and the Company’s capital expenditures.

2001-Short-Term Borrowings

The Company participates in a credit facility that supports the combined commercial paper programs of Dominion, the Company and CNG. This facility, established in May 2001, is for $1.75 billion and matures in the second quarter of 2002 and is expected to be replaced. Although the Company has access to the full amount of the $1.75 billion facility, the Company operates with an internal allocation that may vary depending upon the needs of participating entities.

The Company’s net borrowings under the commercial paper program were $436 million at December 31, 2001, a decrease of $278 million from amounts outstanding at December 31, 2000. Commercial paper borrowings are used primarily to fund working capital requirements and may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash provided by operations.

In addition to commercial paper, the Company may also issue up to $200 million aggregate outstanding principal of extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes that are expected to be sold in private placements. Any ECNs issued by the Company would have a stated maturity of 390 days from issuance and may be redeemed, at the Company’s option, within 90 days or less from issuance. There were no ECNs outstanding at December 31, 2001.

2001-Other Securities Issuances and Repayments

During 2001, the Company issued the following securities:

•	$50 million Series 2001A, variable rate tax-exempt pollution control revenue bonds due March 1, 2031 (Revenue Bonds);

•	$600 million 5.75 percent senior notes due March 31, 2006 (Senior Notes);

•	$120 million variable rate medium-term notes Series G due December 16, 2003 (MTNs).

The net proceeds of the Revenue Bonds were used to finance qualifying expenditures made during the construction of facilities at the North Anna Power Station. The net proceeds of the Senior Notes were used for general corporate purposes, including repayment of commercial paper and payments associated with the purchase of three generation facilities from non-utility generators and the termination of related long-term power purchase agreements. The net proceeds of the MTNs were used for general corporate purposes, including the repayment of commercial paper.

In 2001, the Company repaid approximately $341 million of long-term debt securities:

•	$141 million of MTNs, various series, which matured on various dates in 2001;

•	$100 million of 1991-A, 8.75 percent mortgage bonds originally due April 1, 2021;

•	$100 million 1993-E, 6 percent mortgage bonds due August 1, 2001.

Also in 2001, the Company purchased and redeemed, at par, all of the outstanding shares of the Money Market Preferred (MMP) Series January 1987 and June 1987 preferred stock for $125 million.

In January 2002, the Company called its $200 million, 6.75 percent 1997-A mortgage bonds due February 1, 2007 for redemption in February 2002. The Company funded the redemption by issuing $650 million of 5.375 percent senior notes due 2007. The Company used the remaining proceeds for general corporate purposes and to repay other debt.

Amounts Available under Shelf Registrations

At December 31, 2001, the Company had approximately $900 million of remaining principal amount under currently effective shelf registrations, which was reduced in January 2002 by the issuance of $650 million of senior notes due 2007.

Investing Activities

In 2001, the Company’s investing activities resulted in a net cash outflow of $733 million. These activities included capital expenditures of $668 million and nuclear fuel expenditures of $83 million. Generation-related projects totaled approximately $311 million and included environmental upgrades, construction of combustion turbine plants, and routine capital improvements. The Company spent approximately $312 million on transmission and distribution-related projects, reflecting routine capital improvements and expenditures associated with new connections. Other general and information technology projects represented the remaining capital expenditures of $45 million.

Capital Requirements

The Company expects to fund its capital requirements and debt maturities with cash flow from operations and a combination of sales of securities and short-term borrowings.

Capacity

The Company anticipates that retail peak demand will grow approximately 2.2 percent a year through 2004. The Company expects that any future additional capacity and energy requirements will be met through a combination of market purchases and Company-constructed generation.

Plant and Equipment

The Company’s generation construction and nuclear fuel expenditures planned for 2002, 2003 and 2004 are expected to total $526 million, $543 million and $376 million, respectively. The Company’s transmission and distribution capital expenditures during 2002, 2003, and 2004, are expected to total $370 million, $360 million, and $362 million, respectively. These expenditures will primarily provide for customer growth, reliability initiatives and routine replacements.

The Company is installing sulfur dioxide (SO2) emission control equipment at two coal-fired generating units with an expected completion date of early 2002. The total cost for this project is estimated to be $114 million, of which $110 million has been incurred as of December 31, 2001.

In response to Clean Air Act requirements, the Company is installing nitrogen oxide (NOx) reduction equipment on all of its affected facilities at an estimated capital cost of $565 million, of which $189 million has been incurred as of December 31, 2001. The installations are scheduled for completion by midyear 2004. The Company is also discontinuing the use of coal at its Possum Point station in Prince William County, Virginia. Over the next three years, oil-fired units will be retired and the two coal-fired units will be converted to gas, at an estimated capital cost of $15 million. Expenditures incurred as of December 31, 2001 were not material. See Environmental Matters for additional discussion of Clean Air Act matters.

Maturities

The Company will require $535 million to meet maturities of securities in 2002. See Note 14 to the Consolidated Financial Statements for a schedule of maturities beyond 2002.

Contractual Cash Obligations and Commitments

Other than planned capital expenditures, the Company has contractual cash obligations and commitments associated with the following: repayment of long-term debt and mandatorily redeemable preferred securities of subsidiary trusts (see Notes 14 and 15 to the Consolidated Financial Statements) and power purchase contracts, fuel purchase contracts, and leases (see Note 19 to the Consolidated Financial Statements). The Company expects to fund these obligations and commitments with cash flow from operations and a combination of sales of securities and short-term borrowings. Contractual cash obligations and commitments at December 31, 2001 follow: 2002—$1.7 billion; 2003—$1.3 billion; 2004—$1.2 billion; 2005—$811 million; 2006—$1.4 billion; and years after 2006—$10.4 billion. The amount for 2002 includes $535 million associated with the repayment of previously issued securities that are scheduled to mature. These totals do not include any amounts for working capital commitments, including the repayment of short-term debt (see Note 13 to the Consolidated Financial Statements) and settlement of derivative and energy trading contracts (see Note 9 to the Consolidated Financial Statements).

In addition, the Company has entered into agreements with another Dominion subsidiary in order to develop, construct, finance and lease a new power generation facility at the Company’s Possum Point station in Prince William County, Virginia. The project is scheduled for completion in 2003 at an estimated cost of $370 million. Upon completion, the Company will operate the new generating facility under an operating lease with estimated annual lease payments of $26 million. See Note 19 to the Consolidated Financial Statements.

Future Issues and Outlook

Regulated Electric Operations

Electric Deregulation Legislation—Virginia

In 1999, Virginia enacted comprehensive restructuring legislation. The Virginia Electric Utility Restructuring Act (the Virginia Restructuring Act) established a plan to restructure Virginia’s electric utility industry and provided for the phase-in of choice for retail customers from January 1, 2002 through January 1, 2004. The Virginia Commission has ordered that retail choice be fully implemented in Virginia by January 1, 2003 for customers of the Company.

Under the Virginia Restructuring Act, the generation portion of the Company’s Virginia jurisdictional operations is no longer subject to cost-based rate regulation, effective January 1, 2002. The Company’s base rates (excluding fuel costs and certain other allowable adjustments) will remain capped until July 2007, unless terminated sooner or otherwise modified consistent with the Virginia Restructuring Act. Recovery of generation-related costs will continue through capped rates and, where applicable, a wires charge assessed on those customers opting for alternative suppliers. The Company may petition the Virginia Commission to terminate the capped rates after January 1, 2004. If the Company were to request that the capped rates be terminated, the Virginia Commission may terminate the capped rates if it finds that a competitive generation services market exists within the Company’s service area. The Company’s wires charge is the excess of its capped unbundled rate for generation over the projected market price for generation. The wires charge is intended to compensate the Company for its investment in and commitments for generation-related utility assets prior to the enactment of the restructuring legislation. The Company’s methodology for calculating the wires charge and applicable market price has been approved by the Virginia Commission. Additionally, the Virginia Restructuring Act provides that after the end of the capped rate period, any default service provided by the Company will be based upon competitive market prices for electric generation services.

The Company began the phase-in of retail choice on January 1, 2002. The phase-in will be completed on January 1, 2003. The Company is able to accommodate this schedule as a result of experience gained during its retail access pilot program, as well as extensive testing of its processes and systems to support customers switching to retail access. Additionally, the pilot program demonstrated the Company’s ability to sell energy displaced by shopping customers in the wholesale market.

During the capped rate period, the Company may require a 12-month minimum stay period for electricity customers with an annual peak demand of 500 kilowatts or greater who request electricity supply service after receiving electricity supply service from a competitive service provider. This measure will mitigate the practice of large commercial and industrial customers returning to the Company’s capped rate service during periods of higher market prices and leaving during periods of lower market prices—a practice known as “seasonal gaming.”

As discussed in the Separation of Generation and Delivery Operations in Virginia and Alliance RTO sections below, the Virginia Restructuring Act also calls for the functional separation of generation, transmission and distribution.

Electric Deregulation Legislation—North Carolina

The North Carolina General Assembly is exploring the future of electric service in North Carolina, the development of a competitive wholesale market and retail competition. However, there has been little recent activity.

Separation of Generation and Delivery Operations in Virginia

The Virginia Restructuring Act addressed divestiture, functional separation and other corporate relationships. The Act required Virginia’s electric utilities to file with the Virginia Commission their plans to separate generation from transmission and distribution operations.

The Company’s proposed separation plan included transferring the generation assets and operations, including its non-utility power purchase contracts, to a separate affiliated company. In December 2001, the Virginia Commission directed the Company to separate its generation, distribution, and transmission functions through creation of divisions within the Company, rather than through a transfer of generation assets to a separate affiliate. The Virginia Commission’s December 2001 order did not preclude further consideration of the Company’s proposed corporate reorganization and asset transfer, pending, in the Virginia Commission’s view, further developments in needed market structures and competitive retail electric generation markets. The Company has filed a notice of appeal of the Virginia Commission’s order. No assessment can be made at this time concerning future developments.

Because the Company’s operations were largely functionally separated in its existing corporate structure, implementation of the plan ordered by the Virginia Commission will require few changes in the Company’s operations. The Company will continue to provide electric service to its customers at capped rates until July 1, 2007, unless capped rates are terminated after January 1, 2004, as provided in the Virginia Restructuring Act. The Company will continue serving customers who select alternative energy suppliers by delivering the electric energy and will collect a wires charge, where applicable, as discussed above. The Company will also be permitted to continue its activities in wholesale energy markets. However, effective January 1, 2002, Virginia codes of conduct became effective governing certain transactions and communications between the Company’s electric distribution and transmission operations and its generation division. These codes of conduct are designed to prevent cross-subsidies between the generation and other divisions and to ensure that the generation and other divisions operate independently.

Alliance RTO

Both the Virginia Restructuring Act and the FERC merger conditions require the Company join a regional transmission organization (RTO). By joining an RTO, the Company would transfer operational control of its transmission assets to the RTO, a separate entity. The Company, together with eight other member companies (Alliance Companies), filed with FERC for approval of the proposed “Alliance RTO.” The Company also filed an application to transfer control of its transmission facilities to the Alliance RTO with the Virginia Commission and North Carolina Utilities Commission. In December 2001, FERC concluded the Alliance Companies lack sufficient scope as an RTO and also ordered the Alliance Companies to determine how they could fit within the

Midwest Independent System Operator. The Company also will examine the possibility of joining RTOs other than those representing Midwest utilities, as directed by FERC. As a result of the FERC decision, the North Carolina application was dismissed and the Virginia application was stayed. The Company expects to refile or amend the state applications.

Despite these delays, the Company remains committed to supporting electric deregulation by becoming a member of an RTO. The formation of RTOs is important to enhancing wholesale electric competition through the creation of standardized market rules, tariffs, and interconnection agreements. RTOs will put all suppliers on an equal footing and enhance access to non-discriminatory delivery services. Membership in an RTO and regionalization of electric markets will provide opportunities for the Company to expand its business by providing generation services to more customers. While a new regional authority will make major operational decisions and operate the entire grid, the Company will continue to ensure that the local systems operate reliably. In 2001, the Company focused on the new systems, business processes, regulatory filings and contractual relationships necessary to implement electric deregulation and regional transmission operations.

Wholesale Competition

The Company sells electricity in the wholesale market under its market-based sales tariff authorized by FERC but has agreed not to make wholesale power sales under this tariff to loads located within its service territory. In January 2002, the Company filed for FERC approval of a tariff to sell wholesale power at capped rates based on the Company’s embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside the Company’s service territory. Any such sales would be voluntary. The Company expects FERC to approve the tariff during the first quarter of 2002.

The Company’s sales of natural gas and oil in wholesale markets are not regulated by FERC.

Exposure to Potentially Stranded Costs

Stranded costs are those costs incurred or commitments made by utilities under cost-based regulation that may not be reasonably expected to be recovered in a competitive market. At December 31, 2001, the Company’s exposure to potentially stranded costs consisted of long-term power purchase contracts that could ultimately be determined to be above market; generating plants that could possibly become uneconomic in a deregulated environment; and unfunded obligations for nuclear plant decommissioning and postretirement benefits not yet recognized in the financial statements.

The Company believes capped electric retail rates and, where applicable, wire charges provided under the Virginia Restructuring Act provide a reasonable opportunity to recover a substantial portion of its potentially stranded costs. Based on estimates at March 31, 1999, the Company would have otherwise been exposed, on a pre-tax basis, to an estimated $3.2 billion of potential losses related to long-term power purchase commitments without the recoveries provided by capped rates. Recovery of the Company’s potentially stranded costs remains subject to numerous risks even in the capped-rate environment including, among others, exposure to long-term power purchase commitment losses, future environmental compliance requirements, changes in tax laws, nuclear decommissioning costs, inflation, increased capital costs, and recovery of certain other items. See Notes 6, 8 and 19 to the Consolidated Financial Statements.

Rate Matters—Virginia

The Company’s separation plan, as described in Separation of Generation and Delivery Operations in Virginia, proposed an index-based fuel cost recovery mechanism based on forecasted generation by fuel types and projected fuel price indices, to be effective after January 1, 2002. The Company subsequently withdrew the index-based fuel cost recovery mechanism and will continue to develop an alternative methodology. The Company’s current Virginia jurisdictional fuel factor will remain in effect until December 31, 2002. Proceedings to be initiated during 2002 will determine the fuel factor after that date.

The Company filed its Virginia Commission-approved unbundled rates reflecting the functional separation of generation, transmission and distribution in January 2002. As previously discussed, the Company will phase in retail choice for all customers in its service territory by January 1, 2003. Where applicable, wires charges, effective January 1, 2002 and subject to annual adjustment, will be paid by the Company’s Virginia jurisdictional retail customers who choose an alternative generation supplier during the capped rate period.

Rate Matters—North Carolina

The Company cannot request an increase in its North Carolina jurisdictional base rates until 2006, except for certain events that would have a significant financial impact. Fuel rates, however, are still subject to change under annual proceedings.

Electric Retail Access Pilot Program

At December 31, 2001 approximately 24,000 customers are using a competitive energy supplier. Beginning January 1, 2002, all customers who have volunteered to participate in the pilot program became eligible to participate in full retail access.

FERC Policy Developments

FERC’s most significant near-term policy initiative regarding interstate gas pipelines may also impact the Company’s interstate electric transmission operations. FERC proposes to eliminate its existing, separate code of conduct regulations for natural gas pipelines and electric transmission utilities, and to replace these requirements with uniform standards applicable to interstate “Transmission Providers” both of natural gas and of electricity. The proposed standards would redefine the scope of affiliates covered by the standards of conduct for most FERC-regulated companies. If the proposed policy is adopted, it will supersede the existing broad standards.

The Company supports FERC’s policy goal to ensure a competitive interstate energy market. However, the Company advocates certain adjustments to recognize the significant operational differences between gas pipelines and electric transmission companies. The Company anticipates further action by FERC by mid-2002. While the Company expects the outcome of a final rule to improve its ability to compete with similarly-situated transmission providers, the Company does not expect the final rule have a short-term material impact on its results of operations, financial position or cash flows.

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

Historically, the Company recovered such costs through utility rates. However, to the extent that environmental costs are incurred in connection with operations regulated by the Virginia Commission, during the period ending June 30, 2007, in excess of the level currently included in the Virginia jurisdictional electric retail rates, the Company’s results of operations will decrease. After that date, recovery through regulated rates may be sought for only those environmental costs related to regulated electric transmission and distribution operations.

Environmental Protection and Monitoring Expenditures

The Company incurred approximately $109 million, $90 million, and $78 million of expenses (including depreciation) during 2001, 2000, and 1999, respectively, in connection with environmental protection and monitoring activities, and expects these expenses to be approximately $113 million in 2002. In addition, capital expenditures related to environmental controls were $197 million, $207 million, and $74 million for 2001, 2000, and 1999, respectively. The amount estimated for 2002 for these expenditures is $263 million.

Clean Air Act Compliance

The Clean Air Act requires the Company to reduce its emissions of sulfur dioxide (SO2) and nitrogen oxide (NOX), which are gaseous by-products of fossil fuel combustion, and to obtain operating permits for all major emissions-emitting facilities. Permit applications have been submitted for the Company’s affected facilities. The Clean Air Act’s SO2 reduction program is based on the issuance of a limited number of SO2 emission allowances, each of which may be used as a permit to emit one ton of SO2 into the atmosphere or may be sold to a third party. Evaluation and planning of future projects to comply with SO2 and NOX limitations are ongoing and will be influenced by changes in the regulatory environment, availability of SO2 allowances, various state and federal SO2 and NOX control programs, and emission control technology.

In response to NOx reduction requirements mandated by the Environmental Protection Agency (EPA) for states in which it operates, the Company plans to install NOx reduction equipment at its affected facilities at an estimated capital cost of approximately $565 million over the next several years.

In the near future, the Bush Administration and the United States Congress may consider various “multi-pollutant” legislative proposals that would require fossil-fuel fired generating units to comply with more stringent pollution control standards for NOX, SO2 and mercury. Many of the proposals would rely upon flexible cap and trade programs for compliance and would exempt covered facilities from other Clean Air Act requirements. All of the proposals would phase-in the emission reduction requirements under a variety of timeframes, up to 16 years. The Company’s management cannot predict whether any of these proposals will pass this year or in the future. However, if more stringent emissions standards are ultimately imposed on the Company’s generating units, new, perhaps significant, expenditures could be required.

During 2000, the Company received a Notice of Violation from the EPA alleging that it failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against the Company alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. The Company also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management believes that the Company has obtained the necessary permits for its generating facilities. The Company has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at the Company's coal-fired generating stations in Virginia and West Virginia. The Company had already committed to a substantial portion of the $1.2 billion expenditures for SO2 and NOX emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing.

Global Climate Change

In 1997, the United States signed an international Protocol to limit man-made greenhouse emissions. However, the Protocol will not become binding unless approved by the United States Senate. Currently, the Bush Administration has indicated that it will not pursue ratification of the Protocol but will work to establish new “voluntary” approaches to achieve reductions of greenhouse gas emissions. However, the United States Congress may consider legislation that would implement mandatory reductions of greenhouse gas emissions. The cost of compliance with the Protocol or similar mandatory greenhouse gas reduction obligations could be significant. Given the uncertainties of future action by the federal government on this issue, the Company cannot predict the likely future impact on its operations at this time.

Accounting Matters

Recently Issued Accounting Standards

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets,

SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 4 to the Consolidated Financial Statements for a discussion of the impact of adopting these new standards.

Restructuring Charges

After completing the transition period for fully integrating CNG into Dominion’s existing organization and operations, management initiated a focused review of Dominion’s combined operations in the fourth quarter of 2001. The objective of this review was to identify any activities or resources that were no longer necessary since the end of the transition period. As a result, restructuring charges of $48 million were recognized in the fourth quarter of 2001 for items such as employee severance and other termination benefits and cancellation or modification of leases to eliminate office space no longer needed. See Note 5 to the Consolidated Financial Statements. The Company’s 2001 and 2000 restructuring plans should reduce future annualized operating costs by approximately $9 million and $34 million, respectively, that would otherwise have been incurred.

Business Opportunities and Other Operations

Nuclear Relicensing

The Company filed applications for 20-year life-extensions for the North Anna and Surry units in May 2001 with the Nuclear Regulatory Commission (NRC). The NRC has accepted and is reviewing the applications. Over the next two years, the NRC will perform site visits and review the applications in detail.

Nuclear Insurance

The Price Anderson Act (Act) expires in August 2002, but operating nuclear reactors would continue to be covered by the law, which would channel and cap claims if a nuclear accident should occur. The Act has been renewed three times since 1957, and Congress is currently holding hearings on reauthorizing the legislation.

Effect of Changes in Commodity Prices

The Company’s operations are impacted by changes in energy commodity prices. To the extent that energy commodities are sold by the Company and such sales are subject to cost-of-service rate regulation, the commodity costs are generally recovered through rates. Market price changes impact the Company’s revenues from commodity sales through unregulated subsidiaries. The Company has established an enterprise risk management function to reduce such price risk exposure.

Market Rate Sensitive Instruments and Risk Management

The Company’s financial instruments, derivative financial instruments and derivative commodity contracts are exposed to potential losses due to adverse changes in interest rates, foreign currency exchange rates, commodity prices and equity security prices as described below. Interest rate risk generally is related to the Company’s outstanding debt. The Company is exposed to foreign exchange risk associated with certain purchases denominated in foreign currencies. Commodity price risk is present in the Company’s electric operations and energy marketing and trading operations due to the exposure to market shifts for prices received and paid for natural gas, electricity and other commodities. The Company uses derivative commodity contracts to manage price risk exposures for these operations. The Company is exposed to equity price risk primarily as a result of equity securities held in nuclear decommissioning trusts.

The Company’s sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10 percent unfavorable change in interest rates, foreign exchange rates and commodity prices.

Commodity Price Risk—Trading Activities

As part of its strategy to market energy and to manage related risks, the Company manages a portfolio of derivative commodity contracts held for trading purposes. These contracts are sensitive to changes in the prices of natural gas, electricity and certain other commodities. The Company uses established policies and procedures to manage the risks associated with these price fluctuations and uses various commodity instruments, such as futures, forwards, swaps and options, to reduce risk by creating offsetting market positions. In addition, the Company seeks to use its generation capacity, when not needed to serve customers in its service territory, to satisfy commitments to sell energy.

A hypothetical 10 percent unfavorable change in commodity prices would have resulted in a decrease of approximately $7 million and $3 million in the fair value of its commodity contracts held for trading purposes as of December 31, 2001 and 2000, respectively.

Interest Rate Risk

The Company manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. The Company also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at December 31, 2001, a hypothetical 10 percent increase in market interest rates would decrease annual earnings by approximately $2 million. A hypothetical 10 percent increase in market interest rates, as determined at December 31, 2000, would have resulted in a decrease in annual earnings of approximately $9 million.

Foreign Exchange Risk

The Company manages its foreign exchange risk exposure associated with anticipated future purchases of nuclear fuel related services denominated in foreign currencies by utilizing currency forward contracts. For currency forwards outstanding at December 31, 2001, a hypothetical 10 percent unfavorable change in relevant foreign exchange rates would decrease annual earnings by approximately $5 million. A hypothetical 10 percent unfavorable change in relevant foreign exchange rates, as determined at December 31, 2000, would have resulted in a decrease in annual earnings of approximately $4 million.

Equity Price Risk

The Company is subject to equity price risk due to marketable equity securities held as investments in the nuclear decommissioning trusts. These marketable equity securities are reported on the balance sheet at fair value. The following table presents marketable equity securities held by the Company at December 31, 2001 and 2000.

	At December 31,
	2001		2000
	Cost	Fair Value	Cost	Fair Value
	(Millions)
Nuclear decommissioning trust investments	$318	$516	$279	$549

Risk Management Policies

The Company has operating procedures in place that are administered by experienced management to help ensure that proper internal controls are maintained. In addition, Dominion has established an independent function at the corporate level to monitor compliance with the price risk management policies of all subsidiaries. Dominion maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements, where deemed necessary, and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion also monitors the financial condition of existing counterparties on an ongoing basis.

Management believes, based on Dominion’s credit policies and the Company’s December 31, 2001 provision for credit losses, that it is unlikely that a material adverse effect on the Company’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Cautionary Statements Regarding Forward-Looking Information and Market Rate Sensitive Instruments and Risk Management under Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The Company’s management is responsible for all information and representations contained in the Consolidated Financial Statements and other sections of the Company’s annual report on Form 10-K. The Consolidated Financial Statements, which include amounts based on estimates and judgments of management, have been prepared in conformity with generally accepted accounting principles. Other financial information in the Form 10-K is consistent with that in the Consolidated Financial Statements.

Management maintains a system of internal accounting controls designed to provide reasonable assurance that the Company’s assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed and recorded in accordance with established procedures. Management recognizes the inherent limitations of any system of internal accounting control and, therefore, cannot provide absolute assurance that the objectives of the established internal accounting controls will be met. This system includes written policies, an organizational structure designed to ensure appropriate segregation of responsibilities, careful selection and training of qualified personnel and internal audits. In addition, management encourages a strong ethical climate through its Code of Ethics which is routinely communicated to all employees.

The Consolidated Financial Statements have been audited by Deloitte & Touche LLP, independent auditors, who have been engaged by the Board of Directors. Their audits were conducted in accordance with auditing standards generally accepted in the United States of America and included a review of the Company’s accounting systems, procedures and internal controls to the extent necessary for the purpose of its report.

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

VIRGINIA ELECTRIC AND POWER COMPANY

/s/ G. SCOTT HETZER G. Scott Hetzer Senior Vice President and Treasurer (Principal Financial Officer)	/s/ STEVEN A. ROGERS Steven A. Rogers Vice President (Principal Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Virginia Electric and Power Company
Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Resources, Inc.) and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Virginia Electric and Power Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Also, as discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting used to develop the market-related value of pension plan assets in 2000.

/s/    DELOITTE & TOUCHE LLP

Richmond, Virginia
January 22, 2002

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999
	(Millions)
Operating Revenue
Regulated electric sales	$4,620	$4,492	$4,227
Other	324	299	364

Total operating revenue	4,944	4,791	4,591

Operating Expenses
Electric fuel and energy purchases, net	1,252	1,104	986
Purchased electric capacity	680	740	809
Restructuring costs	48	71	—
Other operations and maintenance	1,268	957	959
Depreciation and amortization	518	558	548
Other taxes	179	275	282

Total operating expenses	3,945	3,705	3,584

Income from operations	999	1,086	1,007

Other income	33	47	25

Interest and related charges:
Interest expense	289	285	278
Distributions—preferred securities of subsidiary trust	11	11	11

Total interest and related charges	300	296	289

Income before income taxes	732	837	743
Income taxes	286	279	258

Income before extraordinary item and cumulative effect of a change in accounting principle	446	558	485
Extraordinary item (net of income taxes of $197)	—	—	(255)
Cumulative effect of a change in accounting principle (net of income taxes of $11)	—	21	—

Net income	446	579	230
Preferred dividends	23	36	37

Balance available for common stock	$423	$543	$193

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2001	2000
	(Millions)
A S S E T S
Current Assets
Cash and cash equivalents	$84	$141
Accounts receivable:
Customers (less allowance for doubtful accounts of $23 in 2001 and $16 in 2000)	1,105	1,134
Other	57	82
Receivables from affiliates	54	30
Inventories (average cost method):
Materials and supplies	163	129
Fossil fuel	149	83
Gas stored	59	19
Derivative and energy trading assets	1,039	1,047
Prepayments	140	104
Other	71	60

Total current assets	2,921	2,829

Investments
Nuclear decommissioning trust funds	858	851
Other	25	63

Total investments	883	914

Property, Plant and Equipment
Property, plant and equipment	16,661	16,190
Less accumulated depreciation and amortization	7,455	7,165

	9,206	9,025
Nuclear fuel, net	154	140

Property, plant and equipment, net	9,360	9,165

Deferred Charges and Other Assets
Regulatory assets, net	231	235
Derivative and energy trading assets	323	79
Other	66	109

Total deferred charges and other assets	620	423

Total assets	$13,784	$13,331

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

	At December 31,
	2001	2000
	(Millions)
L I A B I L I T I E S A N D S H A R E H O L D E R ’ S E Q U I T Y

Current Liabilities
Securities due within one year	$535	$241
Short-term debt	436	714
Accounts payable, trade	1,014	882
Payables to affiliates	192	122
Customer deposits	63	55
Accrued interest	99	94
Accrued payroll	83	88
Accrued taxes	32	60
Derivative and energy trading liabilities	1,010	994
Other	155	100

Total current liabilities	3,619	3,350

Long-Term Debt	3,704	3,561

Deferred Credits And Other Liabilities
Deferred income taxes	1,537	1,494
Deferred investment tax credits	113	130
Derivative and energy trading liabilities	246	87
Other	170	216

Total deferred credits and other liabilities	2,066	1,927

Total liabilities	9,389	8,838

Commitments And Contingencies (See Note 19)

Obligated Mandatorily Redeemable Preferred Securities Of Subsidiary Trust (1)	135	135

Preferred Stock
Preferred stock not subject to mandatory redemption	384	509

Common Shareholder’s Equity
Common stock, no par, 300.0 shares authorized, 171.5 shares outstanding	2,738	2,738
Other paid-in capital	14	16
Accumulated other comprehensive loss	(4)	—
Retained earnings	1,128	1,095

Total common shareholder’s equity	3,876	3,849

Total liabilities and shareholder’s equity	$13,784	$13,331

(1)	As described in Note 15 to Consolidated Financial Statements, the 8.05% Junior Subordinated Notes totaling $139 million principal amount constitute 100 percent of the Trust’s assets.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER’S EQUITY

	Common Stock		Other Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount
	(Millions)
Balance at January 1, 1999	171.5	$2,738	$17		$1,178	$3,933
Comprehensive income					230	230
Dividends and other adjustments					(420)	(420)

Balance at December 31,1999	171.5	2,738	17		988	3,743

Comprehensive income					579	579
Dividends and other adjustments					(444)	(444)
Other			(1)		(28)	(29)

Balance at December 31, 2000	171.5	2,738	16		1,095	3,849

Comprehensive income				$(4)	446	442
Dividends and other adjustments			(2)		(413)	(415)

Balance at December 31, 2001	171.5	$2,738	$14	$(4)	$1,128	$3,876

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2001
	Before-Tax Amount	Deferred Tax Benefit (Expense)	After Tax Amount
	(millions)
Net income			$446
Other comprehensive loss:
Net deferred gains on derivatives—hedging activities	$(2)	$1	(1)
Cumulative effect of change in accounting principle	(23)	9	(14)

Amounts reclassified to net income:
Net losses on derivatives–hedging activities	18	(7)	11

Other comprehensive loss	$(7)	$3	(4)

Comprehensive income			$442

The Company’s net income was $579 and $230 for 2000 and 1999, respectively. The Company had no other comprehensive income reportable for those years in accordance with SFAS No. 130, Reporting Comprehensive Income.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,
	2001	2000	1999
	(Millions)
Cash Flows From (Used In) Operating Activities
Net income	$446	$579	$230
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of a change in accounting principle, net of income taxes		(21)
Extraordinary item, net of income taxes			255
Depreciation and amortization	588	637	629
Deferred income taxes	68	27	38
Deferred investment tax credits	(17)	(17)	(17)
Deferred fuel expenses, net	(24)	(33)	(35)
Changes in current assets and liabilities:
Accounts receivable	54	(496)	124
Affiliated accounts receivables and payables	46	94	(1)
Inventories	(140)	4	2
Prepayments	(36)	(48)	4
Accounts payable, trade	132	365	(32)
Accrued interest and taxes	(23)	5	7
Derivative and energy trading assets and liabilities (including affiliates)	(60)	(33)	(92)
Other	58	42	(4)

Net Cash Flows From Operating Activities	1,092	1,105	1,108

Cash Flows From (Used In) Investing Activities
Plant construction and other property additions	(668)	(652)	(673)
Nuclear fuel	(83)	(82)	(64)
Nuclear decommissioning contributions	(36)	(36)	(35)
Other	54	—	(3)

Net Cash Flows Used in Investing Activities	(733)	(770)	(775)

Cash Flows From (Used In) Financing Activities
Issuance (repayment) of short-term debt, net	(278)	336	156
Issuance of long-term debt	770	250	305
Repayment of long-term debt, preferred stock and capital lease obligations	(473)	(376)	(345)
Common stock dividend payments	(392)	(408)	(383)
Preferred stock dividend payments	(25)	(36)	(37)
Distribution-preferred securities of subsidiary trust	(11)	(11)	(11)
Other	(7)	(11)	(5)

Net Cash Flows Used in Financing Activities	(416)	(256)	(320)

Increase (decrease) in cash and cash equivalents	(57)	79	13
Cash and cash equivalents at beginning of year	141	62	49

Cash and cash equivalents at end of year	$84	$141	$62

Supplemental Cash Flow Information
Cash paid for:
Interest, excluding amounts capitalized	$287	$291	$278
Income taxes	145	331	232
Non-cash transactions from financing activities:
Conveyance of telecommunications subsidiary to parent, net of cash		19

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Operations

Virginia Electric and Power Company (Virginia Power or the Company), a Virginia public service company, is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company is a regulated public utility that generates, transmits, and distributes electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. It sells electricity to approximately 2.1 million retail customers, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia’s total land area, but accounts for over 80% of its population. The Company has trading relationships beyond the geographic limits of its retail service territory and buys and sells wholesale electricity and natural gas off-system. Within this document, the term “Company” refers to the entirety of Virginia Electric and Power Company, including its Virginia and North Carolina operations, and all of its subsidiaries.

The Company manages its daily operations along two operating segments, Energy and Delivery. The Energy segment encompasses the Company’s portfolio of generating facilities and power purchase contracts and its trading and marketing activities. The Delivery segment includes bulk power transmission, distribution and metering services and customer service. The Delivery segment continues to be subject to the requirements of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71).

Note 2.    Significant Accounting Policies

General

The Company includes certain estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

The consolidated financial statements represent the Company’s accounts after the elimination of intercompany transactions.

Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

Use of Fair Value Measurements

The Company reports certain contracts and instruments at fair value in accordance with applicable generally accepted accounting principles. Fair value is based on actively quoted market prices, if available. In the absence of actively quoted market prices, the Company seeks indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, the Company must estimate prices based on available historical and near-term future price information and certain statistical methods, including regression analysis. For options and contracts with option-like characteristics where pricing information is not available from external sources, the Company uses a modified Black-Scholes model and considers time value, the volatility of the underlying commodities and other relevant assumptions when estimating fair value. For contracts with unique characteristics, the Company estimates fair value using a discounted cash flow approach deemed appropriate in the circumstances and applied consistently from period to period. If pricing information is not available from external sources, judgment is required to develop the estimates of fair value. For individual contracts, the use of different assumptions could have a material effect on the contract’s estimated fair value.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

The Company sells electricity and provides distribution and transmission services to a diverse group of customers, including residential, commercial and industrial customers as well as rural electric cooperatives and municipalities. In addition, the Company enters into contracts with various companies in the energy industry for purchases and sales of energy-related commodities, including natural gas, electricity in its energy trading, hedging and arbitrage activities. These transactions principally occur in the Northeast, Midwest and Mid-Atlantic regions of the United States. Although this concentration could affect the Company’s overall exposure to credit risk, management believes that the Company is exposed to minimal risk. A significant portion of the Company’s energy trading, hedging and arbitrage business is conducted with major companies in the energy industry. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Dominion and its subsidiaries, including the Company, maintain credit policies with respect to its counterparties that management believes minimize overall credit risk. Such policies include the evaluation of a prospective counterparty’s financial condition, collateral requirements, where deemed necessary, and in the case of energy trading, hedging and arbitrage activities, the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. Dominion, on behalf of the Company and its subsidiaries, also monitors the financial condition of existing counterparties on an ongoing basis. The Company maintains a provision for credit losses based upon factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on Dominion’s credit policies and the Company’s December 31, 2001 provision for credit losses, that it is unlikely that a material adverse effect on the Company’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Derivatives

The Company uses derivatives such as forwards, futures, swaps, and options to manage the commodity, currency exchange and financial market risks of its business operations. The Company also manages a portfolio of commodity contracts held for trading purposes as part of its strategy to market energy and to manage related risks. Effective January 1, 2001, upon adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, derivatives are generally recognized on the Consolidated Balance Sheets at fair value. See Note 9 for further discussion of the Company’s use of derivatives and energy trading contracts, including its risk management policy, its accounting policy for derivatives under SFAS No. 133, and the results of its hedging activities for the year ended December 31, 2001.

Prior to January 1, 2001, the Company considered derivative instruments to be effective hedges when the item being hedged and the underlying financial or commodity instrument showed strong historical correlation. The Company used deferral accounting to account for futures, forwards and other derivative instruments that were designated as hedges. Under this method, realized gains and losses (including the payment of any premium) related to effective hedges of existing assets and liabilities were recognized in earnings in conjunction with earnings of the designated asset or liability. Gains and losses related to effective hedges of firm commitments and anticipated transactions were included in the measurement of the subsequent transaction.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. Regulated electric sales consist primarily of state-regulated retail electric sales and federally-regulated wholesale electric sales and electric transmission services.

Other revenue includes revenue from energy trading activities, sales of electricity and natural gas at market-based rates, brokered gas sales, service fees associated with rate-regulated electric distribution and other miscellaneous revenue. Revenue from energy trading activities includes realized contract settlements, net of

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related cost of sales, and unrealized gains and losses resulting from marking to market those commodity contracts not yet settled.

Electric Fuel and Energy Purchases—Deferred Costs

Where permitted by regulatory authorities, the differences between actual electric fuel and purchased energy and the levels of recovery of such expenses in current rates are deferred and matched against recoveries in future rates. Approximately 94 percent of rate regulated fuel costs are subject to deferral accounting. See Regulatory Assets and Liabilities below and Note 10.

Property, Plant and Equipment

Property, plant and equipment, including additions and replacements, is recorded at original cost including labor, materials, other direct costs and capitalized interest. The costs of repairs and maintenance including minor additions and replacements, are charged to expense as incurred. In 2001, 2000, and 1999, the Company capitalized interest costs of $20 million, $18 million and $13 million, respectively.

The cost of electric transmission and distribution property retired and related cost of removal, less salvage, are charged to accumulated depreciation. For generation-related property, cost of removal is charged to expense as incurred. The Company records gains and losses upon retirement of generation-related property based upon the difference between proceeds received, if any, and the property’s undepreciated basis at the retirement date.

Depreciation of property, plant, and equipment is computed on the straight-line method based on projected useful service lives. Estimated useful lives of the Company’s property, plant and equipment are as follows: generation 20-60 years, transmission 34 years, distribution 27 years and other 5-25 years. Amortization of nuclear fuel used in electric generation is provided on a unit-of-production basis sufficient to fully amortize, over the estimated service life, the cost of the fuel plus permanent storage and disposal costs. In 2001, the Company increased its estimate of the useful lives of its nuclear facilities by 20 years. This change in estimate was made in connection with the filing of applications for re-licensing with the Nuclear Regulatory Commission (NRC).

Income Taxes

The Company files a consolidated federal income tax return and participates in an intercompany tax allocation agreement with Dominion and its subsidiaries. The Company’s current income taxes are based on its taxable income, determined on a separate company basis. However, under the Public Utility Holding Company Act of 1935 (1935 Act), the Company’s cash payments to Dominion under the intercompany tax allocation agreement are reduced for any income tax benefits realized by Dominion, the holding company. Where permitted by regulatory authorities, the treatment of temporary differences can differ from the requirements of SFAS No. 109, Accounting for Income Taxes. Accordingly, a regulatory asset has been recognized if it is probable that future revenues will be provided for the payment of deferred tax liabilities. Deferred investment tax credits are being amortized over the service lives of the property giving rise to such credits.

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until actually presented for payment. At December 31, 2001 and 2000, the Company’s accounts payable included the net effect of checks outstanding but not yet presented for payment of $100 million and $78 million, respectively. For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash in banks and temporary investments purchased with an initial maturity of three months or less.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived Assets

The Company performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets may not be recoverable. Long-lived assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amount.

Regulatory Assets and Liabilities

Methods of allocating costs to accounting periods for operations subject to federal or state cost-of-service rate regulation may differ from accounting methods generally applied by nonregulated companies. The economic effects of allocations prescribed by regulatory authorities for rate-making purposes must be considered in the application of generally accepted accounting principles. See Notes 6 and 10 for the impact of legislation on continued application of SFAS No. 71, and additional information on regulatory assets and liabilities.

Amortization of Debt Issuance Costs

The Company defers and amortizes debt issuance costs and debt premiums or discounts over the lives of the respective debt issues. As permitted by regulatory commissions, gains or losses resulting from the refinancing of debt allocable to utility operations subject to cost-based regulation have also been deferred and amortized over the lives of the new issues.

Note 3.    Accounting Change for Pension Costs

Effective January 1, 2000 and in connection with Dominion’s acquisition of the Consolidated Natural Gas Company (CNG), Dominion and its subsidiaries, including the Company, adopted a new company-wide method of calculating the market-related value of pension plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. Management believes the new method enhances the predictability of the expected return on pension plan assets; provides consistent treatment of all investment gains and losses; and results in calculated market-related pension plan asset values that are closer to market value as compared to values calculated under the pre-acquisition methods used by Dominion and CNG.

As the primary participating employer in the Dominion Resources Retirement Plan, the Company recorded in 2000 its proportionate share of the cumulative effect of the change in accounting principle, $21 million (net of income taxes of $11 million). Other than the impact of the cumulative effect of the change in accounting principle, the effect of the change on net income for 2000 was not material.

Retroactive application of the new method, on a pro forma basis, would not have materially changed the Company’s net income for 1999.

Note 4.    Recently Issued Accounting Standards

Business Combinations and Goodwill

In 2001, the Financial Accounting Standards Board (FASB) issued SFAS Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

initial recognition and measurement of goodwill and other intangible assets arising from business combinations initiated after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company will adopt this standard effective January 1, 2002. At December 31, 2001, the Company had no material goodwill or other intangible assets obtained in business combinations.

Asset Retirement Obligations

In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be an operating expense. The Company will adopt this standard effective January 1, 2003.

The Company has identified retirement obligations associated with the decommissioning of its nuclear generation facilities. However, the Company has not yet performed a complete assessment of possible retirement obligations associated with its other electric utility property. The Company has not yet determined the financial impact of adopting this new standard.

Also, under the new standard, the realized and unrealized earnings of external trusts available for funding decommissioning activities at the Company’s nuclear power plants will be recorded in other income and other comprehensive income, as appropriate. Currently, the Company records these trusts’ earnings in other income with an offsetting charge to expense, also recorded in other income, associated with the accretion of the decommissioning liability. See Note 8. Upon adoption of the new standard, the Company will discontinue its practice of accruing, as part of depreciation expense, amounts associated with the future costs of removal of its utility plant. However, the Company may continue its practice of accruing for such costs subject to cost of service rate regulation even when an asset removal obligation does not exist but would do so through the recognition of regulatory assets and liabilities, as appropriate.

Impairment or Disposal of Long-Lived Assets

In 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides guidance that will eliminate inconsistencies in accounting for the impairment or disposal of long-lived assets under existing accounting pronouncements. The Company will apply the provisions of this standard prospectively beginning January 1, 2002 and does not expect the adoption to have a material impact on its results of operations or financial condition.

Note 5.    Restructuring Costs

2001 Restructuring Costs

In the fourth quarter of 2001, after completing the transition period for fully integrating Dominion’s existing organization and operations, management initiated a focused review of Dominion’s combined operations. The objective of this review was to identify any activities or resources which were no longer necessary now that the post-CNG acquisition transition period ended. As a result, the Company recognized $48 million of restructuring costs which include employee severance and termination benefits, and abandonment of leased office space no longer needed.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded $42 million in total severance and related costs, including $26 million billed to the Company by Dominion Resources Services, Inc. (Dominion Services). Under the restructuring plan, the Company identified approximately 124 positions to be eliminated and recorded $16 million in employee severance-related costs. Employee terminations are expected to begin early in the first quarter of 2002. Severance payments were based on the individual’s base salary and years of service at the time of termination.

Restructuring and related costs for the year ended December 31, 2001 were as follows:

2001
(Millions)
Severance and related costs	$16
Severance and related costs—Dominion Services(1)	26
Other, net(2)	6

Total restructuring costs	$48

Ending severance liability at December 31, 2001	$16

(1)
Dominion Services, a subsidiary service company under the 1935 Act, provides certain services to Dominion’s operating subsidiaries. Accordingly, charges are allocated and billed among the operating subsidiaries in accordance with predefined service agreements. See Note 21.

(2)	Includes charges for abandonment of leased office space and related costs by the Company and Dominion Services.

2000 Restructuring Costs

In 2000, following the acquisition of CNG by Dominion, Dominion and its subsidiaries implemented a plan to restructure the operations of the combined companies. The restructuring plan included an involuntary severance program, a voluntary early retirement program (ERP) and a transition plan to implement operational changes to provide efficiencies, including the consolidation of post-merger operations and the integration of information technology systems. Through December 31, 2001, a total of 174 positions had been eliminated, and approximately $13 million of severance benefits had been paid. In addition, during 2001, the Company adjusted the severance liability by approximately $1 million, reflecting a revision in severance benefits payable for differences between the estimates used in the plan and the actual base salaries and years of service for those employees terminated under the plan. During 2000, approximately 400 employees elected to participate in the ERP, resulting in an expense approximating $51 million. Some of the ERP participants also received benefits under the involuntary severance package; benefits under the involuntary severance package were subject to reduction as a result of coordination with the additional retirement plan benefits provided by the ERP.

For the year ended December 31, 2000, the Company recorded $71 million for charges in connection with the 2000 restructuring plan, as follows:

•	$14 million under an involuntary severance program (discussed above),

•	$51 million under the ERP (see Note 18) and

•	$6 million of other costs related to consolidation and integration of business operations and administrative functions.

As of December 31, 2001, less than $1 million of severance and related benefit costs accrued under the 2000 restructuring plan had not been paid.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Extraordinary Item

Discontinuance of SFAS No. 71

In 1999, legislation was passed that established a detailed plan to restructure the electric utility industry in Virginia. The legislation’s deregulation of generation was an event that required discontinuation of SFAS No. 71 for the Company’s generation operations in 1999. The Company’s transmission and distribution operations continue to meet the criteria for recognition of regulatory assets and liabilities as defined by SFAS No. 71. In addition, the cost of fuel used in electric generation continues to be subject to deferral accounting.

In order to measure the amount of regulatory assets to be written off upon discontinuance of SFAS No. 71, the Company evaluated the estimated recovery of regulatory assets through its Virginia jurisdictional rates during the transition period ending July 2007. Generation-related assets and liabilities that will not be recovered through the transition period rates were written off in 1999, resulting in an after-tax charge to earnings of $255 million. See Note 10 for discussion of net regulatory assets at December 31, 2001. The $255 million charge also included the write-off of approximately $38 million, after-tax, of deferred investment tax credits and approximately $18 million, after-tax, of other generation-related assets. A corresponding regulatory asset of $23 million was established representing the amount expected to be recovered during the transition period related to these assets.

The events that caused the discontinuance of SFAS No. 71 for generation-related operations also required a review of generation assets for impairment. This review was based on estimates of possible future market prices, load growth, competition and many other assumptions. It also included the effects of nuclear decommissioning and other currently identified environmental expenditures. Based on those analyses, no plant write-downs were appropriate at that time.

The Company also reviewed its long-term power purchase contracts for potential loss in accordance with SFAS No. 5, Accounting for Contingencies, and Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. Based on projections of possible future market prices for wholesale electricity as of March 31, 1999, the results of the analyses indicated no loss recognition was appropriate at that time. Other projections of possible future market prices indicated a possible loss of $500 million. In the absence of the transition period rates provided by the legislation, the potential loss exposure would have been approximately $3.2 billion at March 31, 1999.

Significant estimates were required in recording the effect of the deregulation legislation, including the resulting impact on the fair value determination of generating facilities and estimated purchases under long-term power purchase contracts. Such projections were highly dependent on future customer load projections, generating unit availability, the timing and type of future capacity additions in the Company’s market area and future market prices for fuel and electricity.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Income Taxes

Details of income tax expense are as follows:

	Year ended December 31,
	2001	2000	1999
	(Millions)
Current expense:
Federal	$198	$262	$224
State	37	7	13

Total current	235	269	237

Deferred expense (benefit):
Federal	50	32	36
State	18	(5)	2

Total deferred	68	27	38

Amortization of deferred investment tax credits-net	(17)	(17)	(17)

Total income tax expense	$286	$279	$258

Total statutory U.S. federal income rate reconciles to the effective income tax rates as follows:

	Year Ended December 31,
	2001	2000	1999
U.S statutory rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
Utility plant differences	.7	.4	.4
Amortization of investment tax credits	(1.8)	(1.4)	(2.0)
State income tax, net of federal tax benefit	4.9	.2	1.4
Other, net	.3	(.9)	(.1)

Effective tax rate	39.1%	33.3%	34.7%

The Company’s effective income tax rate increased in 2001 due to its utility operations in Virginia becoming subject to state income taxes in lieu of gross receipts taxes.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s net accumulated deferred income taxes consist of the following:

	At December 31,
	2001	2000
	(Millions)
Deferred income tax assets:
Deferred investment tax credits	$43	$50
Other	37	54

Total deferred income tax assets	80	104

Deferred income tax liabilities:
Depreciation method and plant basis differences	1,506	1,502
Income taxes recoverable through future rates	19	18
Other	55	24

Total deferred income tax liabilities	1,580	1,544

Total net deferred income tax liabilities(1)	$1,500	$1,440

(1)	For 2001 and 2000, includes $37 million and $54 million, respectively of current deferred tax assets reported in other current assets.

Note 8.    Nuclear Operations

The Company has four licensed nuclear reactors at its Surry and North Anna plants in Virginia that serve native load in its regulated electric utility operations. Decommissioning represents the decontamination and removal of radioactive contaminants from a nuclear power plant, once operations have ceased, in accordance with standards established by the Nuclear Regulatory Commission (NRC). Through July 2007, amounts are being collected from ratepayers and placed in external trusts and invested to fund the expected costs of decommissioning the Surry and North Anna units.

Accounting for Decommissioning

In accordance with the accounting policy recognized by regulatory authorities having jurisdiction over its electric utility operations, the Company recognizes an expense for the future cost of decommissioning in amounts equal to amounts collected from ratepayers and earnings on trust investments dedicated to funding the decommissioning of the Company’s nuclear plants. On the consolidated balance sheets, the external trusts are reported at fair value with the accumulated provision for decommissioning included in accumulated depreciation. Net realized and unrealized earnings on the trust investments, as well as the offsetting expense for decommissioning, are recorded as a component of other income, as permitted by regulatory authorities.

The balance of investments held in external trusts for decommissioning, as well as the accumulated provision for decommissioning, at December 31, 2001 and 2000, was $858 million and $851 million, respectively.

The Company collected $36 million from ratepayers in each of the years 2001, 2000 and 1999 and expensed like amounts as a component of depreciation. The Company recognized net realized gains of $32 million, $20 million and $17 million for 2001, 2000, and 1999. The Company recognized net unrealized losses of $61 million and $23 million, for 2001 and 2000, respectively; and net unrealized gains in 1999 of $60 million. The Company recognized offsetting increases or decreases to its provision for decommissioning for amounts equal to net realized and unrealized gains or losses for each period.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected Costs for Decommissioning

The total estimated cost to decommission the Company’s four nuclear units is $1.6 billion based upon a site-specific study that was completed in 1998. A new cost estimate will be completed in 2002. The cost estimate assumes that the method of completing decommissioning activities is prompt dismantlement. Under current operating licenses, decommissioning would begin in 2012 as detailed in the table below. However, the Company filed a request with the NRC for a 20-year life extension for the Surry and North Anna units in 2001. The Company expects to decommission the units during the period 2032 to 2045.

	Surry		North Anna		Total All
	Unit 1	Unit 2	Unit 1	Unit 2	Units
	(Millions)
NRC license expiration year	2012	2013	2018	2020
Current cost estimate (1998 dollars)	$411	$413	$401	$387	$1,612
Funds in external trusts at December 31, 2001	239	234	198	187	858
2001 contributions to external trusts	11	11	7	7	36

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of the nuclear facilities. The Company’s 2001 NRC minimum financial assurance amount, aggregated for the four nuclear units, was $1.1 billion and will be satisfied by a combination of surety bonds and the funds being collected in the external trusts.

Insurance

The Price-Anderson Act limits the public liability of an owner of a nuclear power plant to $9.5 billion for a single nuclear incident. The Price-Anderson Act Amendment of 1988 allows for an inflationary provision adjustment every five years. The Company has purchased $200 million of coverage from the commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, the Company could be assessed up to $88 million for each of its four licensed reactors, not to exceed $10 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed.

The Price-Anderson Act was first enacted in 1957 and has been renewed three times – in 1967, 1975 and 1988. Price-Anderson expires August 1, 2002, but operating nuclear reactors would continue to be covered by the law. Congress is currently holding hearings to reauthorize the legislation.

The Company’s current level of property insurance coverage ($2.55 billion for North Anna and $2.55 billion for Surry) exceeds the NRC’s minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance are used first to return the reactor to and maintain it in a safe and stable condition and second to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The Company’s nuclear property insurance is provided by Nuclear Electric Insurance Limited (NEIL), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. The maximum assessment for the current policy period is $42 million. Based on the severity of the incident, the board of directors of the Company’s nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. The Company has the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company purchases insurance from NEIL to cover the cost of replacement power during the prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, the Company is subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period’s maximum assessment is $19 million.

The North Anna Power Station is jointly owned as discussed in Note 12. The co-owner is responsible for its share of the nuclear decommissioning obligation and insurance premiums applicable to that station, including any retrospective premium assessments and any losses not covered by insurance.

Note 9.    Derivatives, Hedge Accounting and Energy Trading Activities

Adoption of SFAS No. 133

The Company adopted SFAS No. 133 on January 1, 2001 and recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $14 million, net of taxes of $9 million. The Company reclassified approximately $13 million of AOCI associated with the January 1, 2001 transition adjustment to earnings during 2001. The effect of the amounts reclassified from AOCI to earnings was generally offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

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

As part of its strategy to market energy and to manage related risks, the Company manages a portfolio of derivative commodity contracts held for trading purposes. These contracts are sensitive to changes in the prices of natural gas and electricity. The Company employs established policies and procedures to manage the risks associated with these price fluctuations and uses various commodity instruments, such as futures, swaps and options, to reduce risk by creating offsetting market positions. The Company has operating procedures in place that are administered by experienced management to help ensure that proper internal controls are maintained regarding the use of derivatives. In addition, Dominion has established an independent function to monitor compliance with the price risk management policies of all subsidiaries.

The Company designates a substantial portion of derivatives held for purposes other than trading as fair value or cash flow hedges. A significant portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with purchases of natural gas, oil and other commodities. The Company also uses cash flow hedge strategies to hedge the variability in foreign exchange rates and variable interest rates on long-term debt using derivative instruments discussed in the preceding paragraphs. The Company also has designated interest rate swaps as fair value hedges to manage its exposure to fixed interest rates on certain long-term debt. Certain of the Company’s non-trading derivative instruments are not designated as hedges for accounting purposes. However, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices and interest rates. All of the Company’s derivatives that are designated as hedges at December 31, 2001 represent cash flow hedges of the variable price risk associated with purchases of natural gas and oil, the risk of variability in foreign exchange rates and the risk of variable interest rates on long-term debt.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policy

Under SFAS No. 133, derivatives are recognized on the Consolidated Balance Sheets at fair value, unless an exception is available under the standard. Commodity contracts representing unrealized gain positions are reported as derivative and energy trading assets; commodity contracts representing unrealized losses are reported as derivative and energy trading liabilities. In addition, purchased options and options sold are reported as derivative and energy trading assets and derivative and energy trading liabilities, respectively, at estimated market value until exercise or expiration.

For all derivatives designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for using the hedging instrument. The Company assesses whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows both at the inception of the hedge and on an ongoing basis. Any change in fair value of the derivative that is not effective in offsetting changes in the fair value of the hedged item is recognized currently in earnings. Further, for derivatives that have ceased to be highly effective hedges, the Company discontinues hedge accounting prospectively.

For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative will generally be offset in the consolidated statements of income by changes in the hedged item’s fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-priced asset, liability, commitment, or forecasted transaction, changes in the fair value of the derivative are reported in AOCI. Derivative gains and losses reported in AOCI are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of the change in fair value of derivatives and the change in fair value of derivatives not designated as hedges for accounting purposes are recognized in current period earnings. For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. For options designated either as fair value or cash flow hedges, changes in time value are excluded from the measurement of hedge effectiveness and are therefore recorded in earnings.

Gains and losses on derivatives designated as hedges, when recognized, are included in operating revenue, expenses or interest and related charges in the Consolidated Statements of Income. Specific line item classification is determined based on the nature of the risk underlying individual hedge strategies. Changes in the fair value of derivatives not designated as hedges and the portion of hedging derivatives excluded from the measurement of effectiveness are included in other operation and maintenance expense in the Consolidated Statements of Income. Cash flows resulting from the settlement of derivatives used as hedging instruments are included in net cash flows from operating activities.

2001 Derivative and Hedge Accounting Results

The Company experienced less than $1 million of ineffectiveness related to its hedges during 2001. Approximately $1 million of net losses in AOCI at December 31, 2001 is expected to be reclassified to earnings during 2002. The actual amounts that will be reclassified to earnings in 2002 will vary from this amount as a result of changes in market prices. The effect of amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of December 31, 2001, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over periods of one to five years.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Energy Trading Activities

The Company’s energy trading contracts are reported at fair value, with corresponding changes in value recognized immediately in earnings. Net gains and losses associated with the Company’s commodity trading activities are accounted for net of related cost of sales in non-regulated electric sales and non-regulated gas sales. Cash flows resulting from the settlement of energy trading contracts are included in net cash flows from operating activities. The composition of operating revenue from commodity trading activities for the years 2001, 2000 and 1999 follows:

	Gains	Losses	Total
	(millions)
2001
Contract settlements	$5,520	$(5,508)	$12
Unrealized gains and losses	1,502	(1,361)	141

Operating revenue	$7,022	$(6,869)	$153

2000
Contract settlements	$2,773	$(2,692)	$81
Unrealized gains and losses	1,236	(1,211)	25

Operating revenue	$4,009	$(3,903)	$106

1999
Contract settlements	$2,577	$(2,481)	$96
Unrealized gains and losses	114	(101)	13

Operating revenue	$2,691	$(2,582)	$109

Other

In June 2001, the FASB cleared guidance that permits certain option-type contracts for the purchase or sale of electricity to qualify for the normal purchases and normal sales exception, if certain criteria are met. Qualifying contracts, for which the Company elects and formally documents this exception, are not reported at fair value, as otherwise required by SFAS No. 133. In response to the June 2001 guidance and other guidance issued during the second quarter, the Company reevaluated certain of its long-term power purchase contracts. The Company determined that such contracts qualified under the guidance and thus designated them as normal purchases and sales. In late December 2001, the FASB issued revised guidance on this matter to be effective April 1, 2002. The Company believes that its long-term power purchase contracts that are currently designated as normal purchases and normal sales will continue to qualify for the exception.

Future interpretations of SFAS No. 133 by the FASB or other standard-setting bodies could result in fair value accounting being required for certain contracts that are not currently being subjected to such requirements. Accordingly, future interpretations may impact the Company’s ultimate application of the standard. However, if future SFAS No. 133 interpretive guidance results in additional contracts becoming subject to fair value accounting, the Company would pursue hedging strategies to mitigate any potential future volatility in reported earnings.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.    Regulatory Assets

The Company accounts for its regulated operations in accordance with SFAS No. 71. Regulatory assets represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.

The Company’s regulatory assets and liabilities included the following:

	At December 31,
	2001	2000
	(Millions)
Income taxes recoverable through future rates	$49	$55
Cost of decommissioning DOE uranium enrichment facilities	42	49
Deferred fuel	119	98
Other	21	33

Total	$231	$235

The incurred costs underlying regulatory assets may represent past expenditures by the Company’s rate regulated operations or may represent the recognition of liabilities that ultimately will be settled at some time in the future. At December 31, 2001, approximately $30 million of the Company’s regulatory assets represented past expenditures on which it does not earn a return. These expenditures consist primarily of deferred fuel costs that are recovered within two years.

Income taxes recoverable or refundable through future rates resulted from the recognition of additional deferred income taxes, not previously recorded because of past ratemaking practices.

The cost of decommissioning the Department of Energy’s (DOE) uranium enrichment facilities represents the Company’s required contributions to a fund for decommissioning and decontaminating the DOE’s uranium enrichment facilities. The Company began making contributions in 1992 which are expected to continue over a 15-year period with escalation for inflation. These costs are currently being recovered in fuel rates.

Deferred fuel accounting provides that the difference between 1) reasonably incurred actual cost of fuels used in electric generation and energy purchases and 2) the recovery for such costs included in current rates is deferred and matched against future revenue.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.    Property, Plant and Equipment

Property, plant and equipment, other than nuclear fuel, consists of the following:

	At December 31,
	2001	2000
	(Millions)
Generation	$8,415	$8,103
Transmission	1,565	1,557
Distribution	5,288	5,070
Other	852	944

	16,120	15,674
Plant under construction	541	516

Total	$16,661	$16,190

Note 12.    Jointly Owned Plants

The following information relates to the Company’s proportionate share of jointly owned plants at December 31, 2001:

	Bath County Pumped Storage Station	North Anna Power Station	Clover Power Station
	(Millions)
Ownership interest	60.0%	88.4%	50.0%
Plant in service	$1,028	$1,859	$533
Accumulated depreciation	321	1,162	83
Nuclear fuel	—	314	—
Accumulated amortization of nuclear fuel	—	303	—
Plant under construction	3	28	4

The co-owners are obligated to pay their share of all future construction expenditures and operating costs of the jointly owned facilities in the same proportion as their respective ownership interest. The Company’s share of operating costs is classified in the appropriate operating expense (fuel, operations and maintenance, depreciation, taxes, etc.) in the Consolidated Statements of Income.

Note 13.    Short-term Debt and Credit Agreements

The Company has credit agreements with various expiration dates and fees. These agreements provided for maximum borrowings of $489 million and $800 million at December 31, 2001 and 2000, respectively. There was no amount borrowed under the credit agreements for either period.

The Company has a commercial paper program supported by a credit facility that supports the combined commercial paper programs of Dominion, CNG and the Company. This credit facility, established in May 2001, is for $1.75 billion and matures in the second quarter of 2002. The Company has full access to this credit facility; however, the internal allocation may vary depending upon the needs of the participating entities. The Company expects to renew this credit facility after its maturity.

Net borrowings under the commercial paper program were $436 million and $714 million at December 31, 2001 and 2000, with a weighted average interest rate of 4.03% and 6.63%, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Long-term Debt

	December 31,
	2001	2000
	(millions)
First and Refunding Mortgage Bonds(1):
6.0%, due 2001	$—	$100
6.0% to 8.0%, due 2002 to 2004	705	705
8.75%, due 2021(2)	—	100
6.75% to 8.625%, due 2007 to 2025(3)	1,416	1,416
Senior and Medium-Term Notes:
6.3% to 9.85%, due 2001	—	140
Variable rate, due 2002 to 2003(4)	340	220
5.75% to 9.6%, due 2002 to 2006	775	175
5.73% to 7.15%, due 2008 to 2038	420	420
Tax-Exempt Financings(5):
Variable rate, due 2007 to 2027(4)	489	489
4.0% to 5.45%, due 2022 to 2031	110	60

	4,255	3,825
Fair value hedge valuation(6)	4	—
Amount due within one year	(535)	(241)
Unamortized discount and premium, net	(20)	(23)

Total long-term debt	$3,704	$3,561

(1)	Substantially all of the Company’s property is subject to the lien of the mortgage securing its First and Refunding Mortgage Bonds (Mortgage Bonds).
(2)	The Company redeemed its 1991-A mortgage bonds in 2001.
(3)
In January 2002, the Company called its $200 million, 1997-A, 6.75% mortgage bonds due February 1, 2007 for redemption in February 2002 at a price of 102.74 plus accrued interest. In January 2002, the Company issued $650 million of 5.375% senior notes due February 1, 2007.

(4)	The weighted average interest rates of all series of variable rate debt ranged from 2.52% to 4.463% in 2001.
(5)	Certain pollution control facilities at the Company’s generating facilities have been pledged or conveyed to secure these financings.
(6)	Represents changes in fair value of certain fixed rate long-term debt associated with fair value hedging relationships, as described in Note 9.

The Company’s scheduled principal payments of long-term debt at December 31, 2001 are as follows (in millions):

2002	2003	2004	2005	2006	Thereafter	Total
$535	$360	$325	$—	$600	$2,435	$4,255

The Company’s short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of December 31, 2001, there were no events of default under the Company’s covenants.

Note 15.    Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

In 1995, the Company established Virginia Power Capital Trust I (VP Capital Trust). In this transaction, VP Capital Trust sold 5.4 million trust preferred securities for $135 million, representing preferred beneficial interests and 97 percent beneficial ownership in the assets held by VP Capital Trust.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In exchange for the $135 million realized from the sale of the trust preferred securities and $4 million of common securities that represent the remaining 3 percent beneficial ownership interest in the assets held by VP Capital Trust, the Company issued $139 million of its 1995 Series A, 8.05% Junior Subordinated Notes (the Notes) due September 30, 2025. The Notes constitute 100 percent of VP Capital Trust’s assets. The Notes may be extended for up to an additional ten years from date of original maturity if certain conditions are satisfied.

Note 16.    Preferred Stock

The Company is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference. Upon involuntary liquidation, dissolution or winding-up of the Company, each share is entitled to receive $100 per share plus accrued dividends. Dividends are cumulative.

In 2001, the Company purchased and redeemed all shares of its Money Market Preferred Stock Series January 1987 and June 1987 for $125 million representing a price of $100 per share.

Shown below are the series of preferred stock not subject to mandatory redemption that were outstanding as of December 31, 2001:

	Issued and Outstanding Dividend Shares(1)	Entitled Per Share Upon Liquidation
$5.00	107	$112.50
4.04	13	102.27
4.20	15	102.50
4.12	32	103.73
4.80	73	101.00
7.05	500	105.00	(2)
6.98	600	105.00	(3)
MMP 10/88(4)	750	100.00
MMP 6/89(4)	750	100.00
MMP 9/92, Series A(4)	500	100.00
MMP 9/92, Series B(4)	500	100.00

Total	3,840

(1)	Shares are presented in thousands.
(2)	Through 7/31/03; amounts decline in steps thereafter to $100.00 after 7/31/13.
(3)	Through 8/31/03; amounts decline in steps thereafter to $100.00 after 8/31/13.
(4)
Money Market Preferred dividend rates are variable and are set every 49 days via an auction process. The combined weighted average rates for all series outstanding during 2001, 2000, and 1999, including fees for broker/dealer agreements, were 4.32 percent, 5.71 percent and 4.82 percent, respectively.

Note 17.    Long-term Incentives

Employees of the Company may receive stock-based awards, such as stock options and restricted stock, granted under Dominion sponsored stock plans. The Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations (APB 25). Under APB 25, no compensation expense was recognized for grants of stock options where the exercise price equaled the market price of Dominion’s common stock on the date of grant. Compensation expense recognized for the issuance of stock-awards was not significant in 2001, 2000, or 1999.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001 and 2000, the pro forma impact on net income, had the Company measured compensation expense based on the fair value of the options on the date of grant, would not have been material. During 1999, Dominion granted approximately 2 million common stock options to certain officers and key employees of the Company, and these options vested on January 1, 2000. Had the Company measured compensation expense based on the fair value of the options on the date of grant, pro forma net income for 1999 would have been reduced by approximately $5 million.

Note 18.    Employee Benefit Plans

The Company provides certain benefits to eligible active employees, retirees and qualifying dependents. Under the terms of its benefit plans, the Company reserves the right to change, modify or terminate the plans. From time to time in the past, benefits have changed, and some of these changes have reduced benefits.

The Company participates in the Dominion Resources, Inc. Retirement Plan (DRI Plan), a defined benefit pension plan. Benefits payable under the plans are based primarily on years of service, age and the employee’s compensation. The Company’s funding policy is to contribute annually an amount that is in accordance with the provisions of the Employment Retirement Income Security Act of 1974.

In 1999 and 1998, the Company provided certain retiree health care and life insurance benefits with annual premiums based on several factors such as age, retirement date, and years of service. Beginning in 2000, the Company participated in plans which provide these benefits to multiple Dominion subsidiaries. The Company is the primary participating employer in the DRI Plan.

In 2000, subsequent to Dominion’s acquisition of CNG, Dominion and its subsidiaries developed and began the implementation of a plan to restructure the operations of the combined companies. This plan included a voluntary early retirement program (ERP). Salaried employees of the Company, excluding officers, who had attained age 52 and completed at least five years of service as of July 1, 2000 were eligible under the ERP. The early retirement option provided up to three additional years of age and three additional years of employee service, subject to age and service maximums, for benefit formula purposes under Dominion’s postretirement medical and pension plans. The effect of the ERP on the Company’s pension plan and post retirement benefit expenses was $38 million and $13 million, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information for those pension and other benefit plans in which the Company participates, including the changes in the pension and other postretirement benefit plan obligations and plan assets for each of the years ended December 31, 2001 and 2000, and a statement of the plans’ funded status as of December 31, 2001 and 2000:

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$1,241	$1,097	$436	$401
Adoption of plan by affiliates	66	—	21	—
Service cost	47	39	26	19
Interest cost	95	85	37	29
Special termination benefit cost	—	38	—	13
Benefits paid	(55)	(49)	(18)	(21)
Plan amendments	1	(16)	—	(22)
Actuarial loss during the year	66	47	74	17

Expected benefit obligation at end of year	1,461	1,241	576	436

Change in plan assets:
Fair value of plan assets at beginning of year	1,266	1,305	275	272
Actual return on plan assets	(45)	(5)	(22)	(7)
Contributions	19	15	16	11
Benefits paid from plan assets	(55)	(49)	(1)	(1)

Fair value of plan assets at end of year	1,185	1,266	268	275

Reconciliation of funded status:
Funded status	(276)	25	(308)	(161)
Unrecognized net actuarial (gain)/loss	244	14	111	(10)
Unamortized prior service cost	(12)	(14)	(2)	(2)
Unrecognized net transition (asset)/obligation	(5)	(8)	115	126

Prepaid (accrued) benefit cost	$(49)	$17	$(84)	$(47)

Amounts recognized in the Company’s Consolidated Balance Sheets at December 31 consist of the following:
Prepaid benefit cost	$16	$16

Accrued benefit liability			$(46)	$(52)

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision for net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Year ending December 31,
	2001	2000	1999	2001	2000	1999
	(Millions)			(Millions)
Service cost	$47	$39	$40	$26	$19	$16
Interest cost	95	85	76	37	29	27
Expected return on plan assets	(119)	(108)	(93)	(25)	(25)	(19)
Amortization of transition obligation	(3)	(3)	—	11	12	12
Amortization of prior service cost	(1)	1	—	—	—	—
ERP benefit costs	—	38	—	—	13	—
Net amortization and deferral	—	—	—	—	(2)	—

Net periodic benefit cost	$19	$52	23	$49	$46	$36

Company allocated expense	$7	$50	$21	$35	$42	$36

Significant assumptions used in determining net periodic pension cost, the projected benefit obligation, and postretirement benefit obligations were:

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
Discount rates	7.25%	7.50%	7.25%	7.50%
Expected return on plan assets	9.50%	9.50%	9.00%	6.50%
Rate of increase for compensation income	4.60%	5.00%	4.60%	5.00%
Medical cost trend rate			9.00%	9.00%

The medical cost trend rate is assumed to gradually decrease to 4.75% by 2006 and continue at that rate for years thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
	(Millions)
Effect on total of service and interest cost components for 2001	$10	$(8)
Effect on postretirement benefit obligation at December 31, 2001	74	(60)

The funds collected for other postretirement benefits in rates, in excess of benefits actually paid during the year, are contributed to external benefit trusts. See Note 19 for a discussion of the impact of deregulation legislation on the recoverability of potentially stranded costs.

The Company also sponsors employee savings plans which cover substantially all employees. Employer matching contributions of $10 million, $12 million and $11 million were expensed in 2001, 2000 and 1999, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Commitments and Contingencies

As the result of issues generated in the course of daily business, the Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies, some of which involve substantial amounts of money. Management believes that the final disposition of these proceedings will not have a material adverse effect on the Company’s operations, financial position, liquidity or results of operations.

Utility Rate Regulation

The Company faces competition as a result of utility industry deregulation. Under Virginia’s electric utility industry deregulation legislation, the Company’s base rates will remain capped until July 2007 unless the Company petitions for, and the Virginia Commission approves, an earlier termination anytime after January 1, 2004. The capped rates will provide recovery of certain generation-related costs. The Company remains exposed to numerous risks, including, among others, exposure to potentially stranded costs, future environmental compliance requirements, changes in tax laws, inflation and increased capital costs. At December 31, 2001 the Company’s exposure to potentially stranded costs was comprised of: long-term power purchase contracts that could ultimately be determined to be above market (see Power Purchase Contracts below); generating plants that could possibly become uneconomic in a deregulated environment; and unfunded obligations for nuclear plant decommissioning and postretirement benefits not yet recognized in the financial statements. See Notes 8 and 18.

Capital Expenditures

The Company has made substantial commitments in connection with its capital expenditures program. Those expenditures are estimated to total approximately $827 million, $816 million and $655 million for 2002, 2003 and 2004 respectively. Purchases of nuclear fuel are included in Fuel Purchase Commitments below. The Company expects that these expenditures will be met through cash flow from operations and through a combination of sales of securities and short-term borrowings.

Power Purchase Contracts

The Company has entered into contracts for the long-term purchases of capacity and energy from other utilities, qualifying facilities and independent power producers. The Company has 43 non-utility purchase contracts with a combined dependable summer capacity of 3,770 megawatts.

The table below reflects the Company’s minimum commitments as of December 31, 2001, for power purchases from utility and non-utility suppliers.

	Commitment
	Capacity	Other
	(Millions)
Year
2002	$685	$33
2003	635	20
2004	634	17
2005	627	12
2006	613	12
Later years	5,856	128

Total	$9,050	$222

Present value of the total	$5,091	$116

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the minimum commitments in the table above, under some of these contracts, the Company may purchase, at its option, energy as needed. Purchased power expenditures, subject to cost of service rate regulation, (including economy, emergency, limited term, short-term and long-term purchases) for the years 2001, 2000, and 1999 were $1.1 billion, $1.1 billion, and $1.2 billion, respectively.

In 2001, the Company completed the purchase of three generating facilities and the termination of seven contracts which provided electricity to the Company under long-term power purchase agreements with non-utility generators (NUG). The Company recorded an after-tax charge of $136 million in connection with the purchase and termination of the long-term power purchase agreements. Cash payments related to the purchase of the three generating facilities totaled $207 million. The allocation of the purchase price was assigned to the assets and liabilities acquired based upon estimated fair values as of the date of acquisition. Substantially all of the value was attributed to the power purchase agreements which were terminated and resulted in a charge included in operations and maintenance expense.

See Note 6 for additional disclosure regarding the evaluation of the Company’s potential exposure under its long-term power purchase commitments.

Fuel Purchase Commitments

The Company enters into long-term purchase commitments for fuel used in electric generation. Estimated fuel purchase commitments for the next five years are as follows: 2002—$398 million; 2003—$215 million; 2004—$171 million; 2005—$152 million; and 2006—$117 million. The Company recovers the costs of these purchases through regulated rates.

Lease Commitments

The Company leases various facilities, vehicles, and equipment under both operating and capital leases. Future minimum lease payments under the Company’s capital and operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2001 are as follows: 2002—$37 million; 2003—$29 million; 2004—$20 million; 2005—$19 million; 2006—$12 million and years after 2006—$52 million.

Rental expense included in other operations and maintenance expense was $25 million, $24 million, and $26 million for 2001, 2000, and 1999, respectively.

In addition, the Company has entered into agreements with another Dominion subsidiary in order to develop, construct, finance and lease a new power generation facility at the Company’s Possum Point station in Prince William County, Virginia. The project is scheduled for completion in 2003 at an estimated cost of $370 million. Upon completion, the Company will operate the new generating facility under an operating lease with estimated annual lease payments of $26 million.

Energy Trading

Subsidiaries of the Company enter into purchases and sales of commodity-based contracts in the energy-related markets, including natural gas, electricity, coal and oil. These agreements may cover current and future periods. The volume of these transactions varies from day to day, based on market conditions. See Note 9 for a discussion of the Company’s energy trading activities and risk management policies.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental Matters

The Company is subject to rising costs resulting from a steadily increasing number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations.

Historically, the Company recovered such costs arising from regulated electric operations through utility rates. However, to the extent environmental costs are incurred in connection with operations regulated by the Virginia State Corporation Commission, during the period ending June 30, 2007, in excess of the level currently included in Virginia jurisdictional rates, the Company’s results of operations will decrease. After that date, the Company may seek recovery from customers through utility rates of only those environmental costs related to transmission and distribution operations.

Superfund Sites

In 1987, the Environmental Protection Agency (EPA) identified the Company and a number of other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. Current cost studies estimate total remediation costs for the sites to range from $98 million to $153 million. The Company’s proportionate share of the total cost is expected to be in the range of $2 million to $3 million, based upon allocation formulas and the volume of waste shipped to the sites. The majority of remediation activities at the Kentucky site are complete and remediation design is ongoing for the Pennsylvania site. The Company has accrued a reserve of $2 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay their share of the costs. The Company generally seeks to recover its costs associated with environmental remediation from third party insurers. At December 31, 2001, any pending or possible claims were not recognized as an asset or offset against such obligations.

Other EPA Matters

In 1999, the Department of Justice (DOJ) notified the Company of an alleged noncompliance with the EPA’s oil spill prevention, control and countermeasures (SPCC) plans and facility response plan (FRP) requirements at one of the Company’s power stations. In December 2001, the Company reached a settlement agreement with the DOJ and EPA covering all alleged noncompliance issues. The settlement will not have a material impact on the Company’s financial condition or results of operations. The Company also identified matters at other power stations that the EPA might view as not in compliance with the SPCC and FRP requirements and reported these matters to the EPA. The Company also reported its plans for correcting the issues. The Company does not believe that the settlement of these self-reported matters, if any, will be material to its results of operations or financial conditions.

During 2000, the Company received a Notice of Violation from the EPA alleging that the Company failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against the Company alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. The Company also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management believes that the Company has obtained the necessary permits for its generating facilities. The Company has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at the Company's coal-fired generating stations in Virginia and West Virginia. The Company had already committed to a substantial portion of the $1.2 billion expenditures for sulfur dioxide and nitrogen oxide emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. As of December 31, 2001, the Company has recorded, on a discounted basis, $18 million for the civil penalty and environmental projects.

Spent Nuclear Fuel

Under provisions of the Nuclear Waste Policy Act of 1982, the Company has entered into contracts with the DOE for the disposal of spent nuclear fuel. The DOE failed to begin accepting the spent nuclear fuel on January 31, 1998, the date provided by the Nuclear Waste Policy Act and by the Company’s contract with the DOE. The Company will continue to safely manage its spent fuel until accepted by the DOE.

Retrospective Premium Assessments

Under several of the Company’s nuclear insurance policies, the Company is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to these insurance companies. For additional information, see Note 8.

Note 20.    Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value, with the exception of the instruments described below. Fair value amounts have been determined using available market information and valuation methodologies considered appropriate by management.

The Company reports the following financial instruments based on historical cost rather than fair value. The financial instruments’ carrying amounts and fair values as of December 31, 2001 and 2000 were as follows:

	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Millions)		(Millions)
Long-term debt(1)	$4,255	$4,313	$3,825	$3,813
Preferred securities of subsidiary trust(2)	135	137	135	133
Unrecognized financial instruments(3):
Interest rate swaps(4)	—	—	—	3

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities are used to estimate fair value.
(2)	Fair value is based on market quotations.
(3)
Upon adoption of SFAS No. 133 on January 1, 2001, all derivatives are reported at fair value. The fair value of unrecognized financial instruments at December 31, 2000 was recognized as a component of the January 1, 2001 SFAS No. 133 transition adjustment. See Note 9 for discussion of the Company’s derivatives and hedge accounting activities.

(4)	Fair value was based upon the present value of all estimated net future cash flows, taking into account current interest rates and the creditworthiness of the swap counterparties.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21.    Related Party Transactions

The Company, through an unregulated subsidiary, exchanges certain quantities of natural gas and oil with affiliates at index prices, and electricity at market prices in the ordinary course of business. The Company purchased approximately $117 million and $60 million of natural gas from other Dominion affiliates and sold approximately $229 million and $33 million to affiliates in 2001 and during the period January 28, 2000 through December 31, 2000, respectively. In addition, the Company purchased gas transportation, storage and other services from affiliates for $16 million and $5 million in 2001 and during the period January 28, 2000 through December 31, 2000, respectively. The Company sold $4 million and $5 million of electricity at market prices to affiliated companies in 2001 and during the period January 28, 2000 to December 31, 2000, respectively. In 2001, the Company sold $1 million of oil to affiliates at market.

The Company, through an unregulated subsidiary, is involved in facilitating Dominion's enterprise risk management strategy. In connection with this strategy, the Company enters into certain commodity derivative contracts with other Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by Dominion affiliates to manage commodity price risks associated with purchases and sales of natural gas. As part of Dominion's enterprise risk management strategy, the Company generally manages such risk exposures by entering into offsetting derivative instruments with non-affiliates. The Company reports both affiliated and non-affiliated derivative instruments at fair value, with changes thereto included in earnings. The Company's Consolidated Balance Sheets include derivative and energy trading assets of $159 million and $171 million with Dominion affiliates and derivative and energy trading liabilities of $77 million and $55 million with Dominion affiliates at December 31, 2001 and 2000, respectively. The Company reported net realized gains of $2 million and net realized losses of $21 million in 2001 and 2000, respectively, related to commodity derivative contracts with Dominion affiliates.

Effective February 1, 2000, Dominion created a subsidiary service company, Dominion Resources Services, Inc. (Dominion Services), which provides certain services to the Company. In connection with the formation of Dominion Services, certain of the Company’s employees became employees of Dominion Services. The cost of services provided by Dominion Services to the Company during 2001 and the period February 1, 2000 through December 31, 2000 was approximately $313 million and $202 million, respectively. In 2001, the Company transferred certain assets and liabilities to Dominion Services with a net book value of approximately $27 million; no gain or loss was recorded on the transfer.

In addition, prior to February 1, 2000, certain employees of Dominion provided services to the Company. The cost of these services was $2 million and $9 million during the period from January 1, 2000 through January 31, 2000 and during 1999, respectively. The Company also charged affiliates for certain costs incurred on their behalf, including facility and equipment expenses and personnel costs. The cost of services charged by the Company to affiliates was $23 million, $15 million and $2 million in 2001, 2000 and 1999, respectively.

The Company leases its principal office building from Dominion under an agreement approved by the Virginia Commission that expires in 2006. This agreement is accounted for as a capital lease. The capitalized cost of the property under that lease, net of accumulated amortization, was approximately $17 million and $19 million at December 31, 2001 and 2000, respectively. The rental payments for this lease were $3 million in each of the years ended December 31, 2001, 2000 and 1999.

For information about the Company’s agreement with Dominion Equipment, Inc. to develop, construct, finance and lease a new power generation facility at its Possum Point station in Prince William County, Virginia, see Lease Commitments in Note 19.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2000, the Company transferred all of its issued and outstanding common stock in VPS Communications, Inc. (VPS) to Dominion. Dominion renamed VPS to Dominion Telecom, Inc. (DTI). In 2001, Dominion contributed DTI to Dominion Fiber Ventures LLC (DFV), a telecommunications joint venture. DFV is the sole owner of DTI. The Company leases fiber optic capacity to DTI at rates subject to the approval of the Virginia Commission. Payments received by the Company in connection with Dominion Telecom’s lease of fiber optic equipment, and related fiber optic support and maintenance services, during 2001 and the period August 1, 2000 through December 31, 2000 were approximately $4 million and $1 million, respectively. The capitalized cost of the property under that lease, net of accumulated amortization, was approximately $5 million at December 31, 2001 and December 31, 2000.

In 2001, an unregulated division of the Company transferred some energy management services contracts and related leases to another Dominion subsidiary for $14 million, representing the Company’s net book value recorded on its books for these contracts.

The Company had a net outstanding payable balance of approximately $192 million and $122 million to affiliates and a net outstanding receivable of approximately $54 million and $30 million as of December 31, 2001 and 2000, respectively. The Company also had a $5 million note receivable from affiliates outstanding at December 31, 2001 and December 31, 2000. Balances due to or from affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions.

See Notes 2, 17, and 18 for discussion of the inclusion of the Company in Dominion’s consolidated federal income tax return and the Company’s participation in certain Dominion employee incentive and benefit plans.

Note 22.    Dividend Restrictions

The Virginia Commission may prohibit any public service company from declaring or paying a dividend to an affiliate, if found not to be in the public interest. As of December 31, 2001, the Virginia Commission had not restricted the payment of dividends by the Company.

Note 23.    Operating Segments

The Company is organized primarily on the basis of products and services sold in the United States. The Company manages its operations based on two operating segments:

•	Energy encompasses the Company’s portfolio of generating facilities and power purchase contracts, and its trading and marketing activities.

•	Delivery includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to the requirements of SFAS No. 71.

The majority of the Company’s revenue is provided through bundled rate tariffs. Generally, such revenues are allocated between the two segments for management reporting based on prior cost of service studies.

In addition, the Company also reports Corporate and Other as a segment. Corporate and other include certain expenses which are not allocated to the Energy and Delivery segments, including:

1)	corporate operations and assets;

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2)	transactions or events not allocated to the operating segments for internal reporting purposes:

— 2001 Non-utility generator and power purchase charge (see Note 19);

— 2001 and 2000 restructuring costs (see Note 5);

— 2000 cumulative effect of a change in accounting principle (see Note 3); and

— 1999 extraordinary item (see Note 6).

The following table presents segment information pertaining to the Company’s operations

Description	Energy	Delivery	Corporate and Other	Eliminations	Consolidated Total
	(millions)
Year ended December 31, 2001
Operating revenue:
Regulated electric sales	$3,475	$1,145	—	—	$4,620
Other revenue	247	67	$12	$(2)	324
Total operating revenue	3,722	1,212	12	(2)	4,944
Depreciation and amortization	222	264	32	—	518
Interest and related charges	145	156	3	(4)	300
Income tax expense	246	142	(102)	—	286
Net income	380	230	(164)	—	446
Total assets	8,320	5,464	—	—	13,784
Capital expenditures	330	338	—	—	668

Year ended December 31, 2000
Operating revenue:
Regulated electric sales	3,341	1,151	—	—	4,492
Other revenue	236	59	6	(2)	299
Total operating revenue	3,577	1,210	6	(2)	4,791
Depreciation and amortization	269	251	38	—	558
Interest and related charges	148	145	7	(4)	296
Income tax expense	178	133	(32)	—	279
Net income	369	246	(36)	—	579
Total assets	7,885	5,446	—	—	13,331
Capital expenditures	319	333	—	—	652

Year ended December 31, 1999
Operating revenue:
Regulated electric sales	3,121	1,109	(3)	—	4,227
Other revenue	302	51	11	—	364
Total operating revenue	3,423	1,160	8	—	4,591
Depreciation and amortization	275	246	27	—	548
Interest and related charges	142	148	1	(2)	289
Income tax expense	149	109	—	—	258
Net income	292	193	(255)	—	230
Capital expenditures	347	326	—	—	673

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 24.    Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years 2001 and 2000 follows. Amounts reflect all adjustments, consisting of only normal recurring accruals (except as discussed below), necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

In 2000, Dominion and its subsidiaries, including the Company, adopted a company-wide method of calculating the market related value of pension plan assets used to determine the expected return on pension plan assets, a component of net periodic pension cost. The cumulative effect of the accounting change on prior years, recorded as of January 1, 2000, was $21 million (net of taxes of $11 million).

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2001
Operating revenue	$1,222	$1,177	$1,444	$1,101	$4,944
Income from operations	109	297	495	98	999
Net income	25	134	266	21	446
Balance available for common stock	18	128	260	17	423

2000
Operating revenue	$1,126	$1,147	$1,378	$1,140	$4,791
Income from operations	259	220	444	163	1,086
Income before extraordinary item and cumulative effect of a change in accounting principle	130	97	263	68	558
Net income	151	97	263	68	579
Balance available for common stock	141	88	254	60	543

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Information concerning directors of Virginia Electric and Power Company, each of whom is elected annually, is as follows:

Name And Age	Principal Occupation For Last 5 Years, Directorships in Public Corporations	Year First Elected As Director
Thos. E. Capps (66)	Chairman of the Board of Virginia Electric and Power Company from September 1997 to date; Chairman of the Board of Directors, President and Chief Executive Officer of Dominion Resources, Inc. from August 2000 to date; Vice Chairman of the Board of Directors, President and Chief Executive Officer of Dominion Resources, Inc. from January 2000 to August 2000; Chairman of the Board of Directors, President and Chief Executive Officer from September 1995 to January 2000 of Dominion Resources, Inc.	1986

Thomas F. Farrell, II (47)
Executive Vice President of Dominion Resources, Inc. from March 1999 to date and Chief Executive Officer of Virginia Electric and Power Company from May 1999 to date; Executive Vice President of Consolidated Natural Gas Company from January 2000 to date; Executive Vice President, General Counsel and Corporate Secretary of Virginia Electric and Power Company from July 1998 to April 1999; Executive Vice President and General Counsel of Virginia Electric and Power Company from April 1998 to June 1998; Executive Vice President of Virginia Electric and Power Company from September 1997 to April 1998; Senior Vice President—Corporate Affairs of Dominion Resources, Inc. from September 1997 to March 1999; Senior Vice President—Corporate Affairs and General Counsel of Dominion Resources, Inc. from January 1997 to September 1999.

		1999

Edgar M. Roach, Jr. (53)	President and Chief Executive Officer of Virginia Electric and Power Company from December 2001 to date and Executive Vice President of Dominion Resources, Inc. from September 1997 to date; Executive Vice President of Consolidated Natural Gas Company from January 2000 to date; Chief Executive Officer of Virginia Electric and Power Company from May 1999 to December 2001. Senior Vice President—Finance, Regulation and General Counsel of Virginia Electric and Power Company from January 1996 to September 1997.	1999

(b)  Information concerning the executive officers of Virginia Electric and Power Company, each of whom is elected annually is as follows:

Name And Age	Business Experience Past Five Years
Thomas F. Farrell, II (47)
Executive Vice President of Dominion Resources, Inc. from March 1999 to date and Chief Executive Officer of Virginia Electric and Power Company from May 1999 to date; Executive Vice President of Consolidated Natural Gas Company from January 2000 to date; Executive Vice President, General Counsel and Corporate Secretary of Virginia Electric and Power Company from July 1998 to April 1999; Executive Vice President and General Counsel of Virginia Electric and Power Company from April 1998 to June 1998; Executive Vice President of Virginia Electric and Power Company from September 1997 to April 1998; Senior Vice President—Corporate Affairs of Dominion Resources, Inc. from September 1997 to March 1999; Senior Vice President—Corporate Affairs and General Counsel of Dominion Resources, Inc. from January 1997 to September 1999.

Edgar M. Roach, Jr. (53)
President and Chief Executive Officer of Virginia Electric and Power Company from December 2001 to date and Executive Vice President of Dominion Resources, Inc. from September 1997 to date; Executive Vice President of Consolidated Natural Gas Company from January 2000 to date; Chief Executive Officer of Virginia Electric and Power Company from May 1999 to December 2001. Senior Vice President—Finance, Regulation and General Counsel of Virginia Electric and Power Company from January 1996 to September 1997.

James P. O’Hanlon (58)
President and Chief Operating Officer of Virginia Electric and Power Company and Executive Vice President of Dominion Resources, Inc. from May 1999 to date; Executive Vice President of Consolidated Natural Gas Company from January 2000 to date; President, Chief Operating Officer and Chief Nuclear Officer of Virginia Electric and Power Company from May 1999 to April 2000; Senior Vice President—Nuclear, June 1994 to May 1999.

M. Stuart Bolton, Jr. (48)
Senior Vice President—Financial Management of Virginia Electric and Power Company from January 2000 to date; Vice President and Controller of Virginia Electric and Power Company from January 1999 to January 2000; Controller of Virginia Electric and Power Company, from January 1996 to January 1999.

David A. Christian (47)
Senior Vice President—Nuclear Operations and Chief Nuclear Officer from April 2000 to date; Vice President—Nuclear Operations from July 1998 to April 2000; Site Vice President—Surry from March 1998 to June 1998; Station Manager from September 1994 to March 1998.

G. Scott Hetzer (45)
Senior Vice President and Treasurer of Virginia Electric and Power Company and Consolidated Natural Gas Company from January 2000 to date; Senior Vice President and Treasurer of Dominion Resources, Inc. from May 1999 to date; Vice President and Treasurer of Dominion Resources, Inc. from October 1997 to May 1999; Managing Director of Wheat First Butcher Singer prior to October 1997.

Name And Age	Business Experience Past Five Years
E. Paul Hilton (58)
Senior Vice President of Virginia Electric and Power Company from January 2000 to date; Vice President-Regulation of Virginia Electric and Power Company, September 1997 to January 2000; Manager, Rates and Regulation of Virginia Electric and Power Company, February 1996 to October 1997.

Thomas A. Hyman, Jr (50)
Senior Vice President—Gas Distribution and Customer Services of Virginia Electric and Power Company from January 2002 to date; Senior Vice President—Gas Distribution and Customer Services of Hope Gas, Inc., The East Ohio Gas Company and The Peoples Natural Gas Company from December 2001 to date; Senior Vice President—Gas Distribution of Hope Gas, Inc., The East Ohio Gas Company and The Peoples Natural Gas Company from October 2000 to December 2001; Senior Vice President—Electric Distribution of Virginia Electric and Power Company from January 2000 to October 2000; Vice President and General Manager—Distribution of Virginia Electric and Power Company from May 1999 to January 2000; Vice President—Distribution Operations and North Carolina Power of Virginia Electric and Power from June 1997 to April 1999.

Paul D. Koonce (42)
Senior Vice President—Portfolio Management of Virginia Electric and Power Company from January 2000 to date; Senior Vice President Commercial Operations of Consolidated Natural Gas Company from January 1999 to date; Executive Vice President—Sonat Power Systems from August 1997 to January 1999; Executive Vice President-Sonat Marketing Company and Senior Vice President-Sonat Energy Services prior to August 1997.

Margaret E. McDermid (53)
Senior Vice President—Information Technology and Chief Information Officer of Virginia Electric and Power Company from January 2001 to date; Vice President—Information Technology and Chief Information Officer of Virginia Electric and Power Company from October 1998 to January 2001; Manager—Information Systems and Client Services from December 1991 to October 1998.

Edward J. Rivas (57)
Senior Vice President—Fossil & Hydro of Virginia Electric and Power Company from September 1999 to date; Vice President—Fossil & Hydro Operations of Virginia Electric and Power Company from February 1998 to August 1999; Station Manager—Fossil (Clover) March 1994 to February 1998

Jimmy D. Staton (41)
Senior Vice President—Electric Transmission and Electric Distribution of Virginia Electric and Power Company from December 2001 to date; Senior Vice President—Electric Distribution of Virginia Electric and Power Company from October 2000 to date; Senior Vice President—Gas Distribution and Regulatory of Virginia Electric and Power Company from January 2000 to October 2000; Senior Vice President of Hope Gas, Inc. and The Peoples Natural Gas Company from June 1999 to January 2000; Senior Vice President of The East Ohio Gas Company from April 1999 to January 2000; Vice President of Hope Gas, Inc. and The Peoples Natural Gas Company from January 1999 to June 1999; Vice President of The East Ohio Gas Company from January 1999 to April 1999; Vice President and Treasurer of CNG Transmission Corporation from March 1997 to June 1999; Vice President of CNG Transmission Corporation August 1996 to March 1997.

Name And Age	Business Experience Past Five Years
Steven A. Rogers (40)
Vice President, Controller and Principal Accounting Officer of Dominion Resources, Inc. and Consolidated Natural Gas Company and Vice President and Principal Accounting Officer of Virginia Electric and Power Company from June 2000 to date; Controller of Virginia Electric and Power Company from January 2000 to May 2000; Controller of Dominion Energy, Inc. from September 1998 to June 2000; Vice President and Controller of Optacor Financial Services Company from February 1997 through September 1998.

There is no family relationship between any of the persons named in response to Item 10.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table below includes compensation paid by the Company for services rendered in 2001, 2000 and 1999 to the Chief Executive Officers and the four other most highly compensated executive officers (as of December 31, 2001) as determined under the SEC executive compensation disclosure rules.

Summary Compensation Table(1)

					Long Term Compensation Awards
	Annual Compensation				Restricted Stock Awards(4)	Securities Underlying Options/ SAR	Payouts
Name & Principal Position	Year	Salary(2)	Bonus	Other Annual Compensation(3)			LTIP Pay Out	All Other Compensation(5)
		($)	($)	($)	($)	(#)	($)	($)
Edgar M. Roach, Jr.	2001	$334,664	$279,098	$66,550	$495,525	298,500	$0	$145,541
President and Chief	2000	251,732	314,424	71,914	0	61,289	211,638	125,795
Executive Officer	1999	98,000	79,380	0	0	220,500	205,917	3,383

Thomas F. Farrell, II	2001	328,498	273,955	58,197	489,154	351,600	0	135,728
Chief Executive Officer	2000	324,638	409,214	71,002	0	79,765	275,441	155,914
	1999	123,299	48,628	0	0	112,500	113,126	3,486

David A. Christian	2001	285,900	183,977	24,675	397,571	190,600	0	64,343
Senior Vice President -	2000	183,484	158,064	24,183	0	33,832	93,655	31,211
Nuclear Operations & Chief Nuclear Officer	1999	142,950	109,607	0	0	53,368	19,564	4,289

James P. O’Hanlon	2001	234,400	175,800	46,807	363,253	205,100	0	109,148
President and Chief	2000	268,570	305,690	56,667	0	64,926	221,045	127,595
Operating Officer	1999	243,400	100,637	0	0	192,500	115,951	355,800

Jimmy D. Staton (6)	2001	260,000	117,000	34,100	300,500	100,000	0	81,284
Senior Vice President -Elec Distr & Elec Trans	2000	63,225	30,222	2,216	0	11,250	0	6,959

Edward J. Rivas	2001	162,360	72,331	25,765	239,318	73,800	0	61,885
Senior Vice President	2000	208,634	191,836	34,912	0	40,000	102,264	81,475
Fossil & Hydro	1999	128,067	67,796	0	0	81,833	38,619	3,842

Robert E. Rigsby (7)	2001	243,392	179,100	15,632	405,964	119,400	0	43,669
President and Chief	2000	220,077	165,163	14,244	0	16,320	175,845	33,936
Operating Officer (retired)	1999	231,727	161,841	0	0	262,500	229,352	4,800

(1)
The executive officers included in this table may perform services for more than one subsidiary of Dominion. Compensation for the individuals listed in the table reflects only that portion which is allocated to the Company.

(2)	Salary—Amounts shown may include vacation sold back to the Company.
(3)
Other Annual Compensation—None of the named executives above received perquisites or other personal benefits in excess of $50,000 or 10% of their total cash compensation. The amounts listed in this column are tax payments made on behalf of the executive.

(4)	Restricted Stock Awards—The number and value of each executive’s restricted stock holdings at year-end, based on a December 31, 2001 closing price of $60.10 per share, were as follows:

Officer	Number of Restricted Shares (*)	Value	Vesting Schedule
	(#)	($)
Edgar M. Roach, Jr.	2,275	$136,728	2 years
	5,970	358,797	3 years
Thomas F. Farrell, II	2,279	136,968	2 years
	5,860	352,186	3 years
David A. Christian	262	15,716	2 years
	6,354	381,854	3 years
James P. O’Hanlon	1,161	69,776	2 years
	4,883	293,477	3 years
Jimmy D. Staton	5,000	300,500	3 years
Edward J. Rivas	292	17,549	2 years
	3,690	221,769	3 years
Robert E. Rigsby(7)	1,780	106,978	2 years
	4,975	298,986	3 years

* Dividends	are paid on restricted shares.

(5)	All Other Compensation—The amounts listed for 2001 are as follows:

Officer	Employee Savings Plan Match	Executive Stock Loan Program Interest Subsidy	Employee Savings Plan Match Above IRS Limits
Edgar M. Roach, Jr.	$3,045	$136,675	$5,821
Thomas F. Farrell, II	2,989	126,059	6,680
David A. Christian	6,480	52,907	4,956
James P. O’Hanlon	2,989	102,174	3,985
Jimmy D. Staton	5,100	73,484	2,700
Edward J. Rivas	5,018	56,365	502
Robert E. Rigsby	3,980	34,197	5,492

(6)	Mr. Staton was not an officer associated with Virginia Power prior to October 1, 2000.
(7)	At December 31, 2001, Mr. Rigsby was not serving as an executive officer of the Company but is listed in this table according to SEC disclosure rules. He retired from the Company on February 1, 2002.

Option/SAR Grants in Last Fiscal Year(1)

Officer	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SAR’s Granted to Employees in Fiscal Year(3)	Exercise or Base Price	Expiration Date(4)	Grant Date Present Value(5)
	(#)(2)%		($/Sh)		$
Edgar M. Roach, Jr.	99,500 99,500 99,500	5.6%	$59.96	1/01/08 1/01/09 1/01/10	$1,078,580 1,089,525 1,099,475
Thomas F. Farrell, II	117,200 117,200 117,200	6.7%	$59.96	1/01/08 1/01/09 1/01/10	1,270,448 1,283,340 1,295,060
David A. Christian	63,533 63,533 63,534	4.1%	$59.96	1/01/08 1/01/09 1/01/10	688,698 695,686 702,051
James P. O’Hanlon	68,366 68,367 68,367	3.9%	$59.96	1/01/08 1/01/09 1/01/10	741,087 748,619 755,455
Jimmy D. Staton	33,333 33,333 33,334	1.9%	$59.96	1/01/08 1/01/09 1/01/10	361,330 364,996 368,341
Edward J. Rivas	24,600 24,600 24,600	1.4%	$59.96	1/01/08 1/01/09 1/01/10	266,664 269,370 271,830
Robert E. Rigsby(6)	39,800 39,800 39,800	2.3%	$59.96	1/01/08 1/01/09 1/01/10	431,432 435,810 439,790

(1)
The executive officers included in the table may perform services for more than one company. Therefore, compensation for the individuals listed in the table reflects only that portion which is allocated to the Company.

(2)
Nonstatutory stock options were granted on July 1, 2001 to the named executives at an exercise price of $59.96 per share which equaled 100% of the Fair Market Value of the shares on the date of grant. The shares vest one-third per year on each January 1 of 2003, 2004 and 2005.

(3)	The total number of options granted in 2001 to Virginia Power employees was 5,286,860. Virginia Power has no outside directors.
(4)	Options granted expire five years from the vesting date.
(5)	The Black-Scholes pricing model was used to calculate the present value of the stock options. The assumptions underlying this model are:

	Expiration Date
	1/01/08	1/01/09	1/01/10
Volatility	22.24%	22.24%	22.24%
Risk Free Rate	5.14%	5.24%	5.33%
Dividend Yield Rate	4.30%	4.30%	4.30%
Option Value	$10.84	$10.95	$11.05

(6)	At December 31, 2001 Mr. Rigsby was no longer serving as an executive officer of the Company. He retired from the Company on February 1, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year(1)
And FY-End Option/SAR Values

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs At FY-End		Value of Unexercised In-the-Money Options/SARs At FY-End
Officer			Exercisable	Unexercisable	Exercisable(2)	Unexercisable
	(#)	($)	($)	($)	($)	($)
Edgar M. Roach, Jr.	0	$0	268,650	298,500	$5,064,053	$41,790
Thomas F. Farrell, II	0	0	263,700	351,600	4,970,745	49,224
David A. Christian	0	0	63,215	195,524	1,149,758	98,577
James P. O’Hanlon	0	0	205,100	205,100	3,866,135	28,714
Jimmy D. Staton	0	0	25,000	100,000	350,250	14,000
Edward J. Rivas	0	0	41,328	73,800	779,033	10,332
Robert E. Rigsby(3)	89,550	1,547,514	119,400	119,400	2,250,690	16,716

(1)
The executive officers included in this table may perform services for more than one subsidiary of Dominion. Compensation for individuals listed in the table reflects only that portion which is allocated to the Company.

(2)	Spread between the market value at year-end minus the exercise price. Year-end stock price was $60.10 per share.
(3)	At December 31, 2001 Mr. Rigsby was no longer serving as an executive officer of the Company. He retired from the Company on February 1, 2002.

Executive Compensation

The Company’s executive compensation program is recommended to the Company’s board by the Organization, Compensation and Nominating Committee (Dominion’s Committee) of Dominion’s board. Dominion’s Committee works with outside consultants to develop programs that will attract, retain and motivate high caliber employees.

Annual Incentive

Under the annual incentive program, if goals are achieved or exceeded, the executive’s total cash compensation for the year is targeted to be between the median and 75th percentile of total cash compensation for similar positions at companies in our executive labor market.

Under this program, “target awards” are established for each executive officer. These target awards are expressed as a percentage of the individual executive’s base salary (for example, 40% x base salary). The target award is the amount of cash that will be paid at year-end if the executive achieves 100% of the goals established at the beginning of the year. A “threshold” – or minimum acceptable level of financial performance – is established, and if this threshold is not met, no executive receives an annual incentive payment. Actual payments, if any, are based on a pre-established formula and may exceed 100% of the target award. Annual bonuses paid to the named executives are detailed in the Summary Compensation Table.

Long-term Incentives

The Company’s long-term incentive programs play a critical part in its compensation practices and philosophy. Long-term incentives for 2001 focused on stock ownership in the form of stock options and restricted stock. Options were granted at 100% of the fair market value of Dominion’s stock price on the date of grant. The combination of options and restricted stock provide balance to the Company’s long-term incentive program in 2001 and underscores commitment to the Company while rewarding performance.

Stock Ownership Guidelines

In 2000, stock ownership guidelines were established for the Company’s executive officers. These guidelines place an emphasis on stock ownership that aligns management with the interests of Dominion shareholders. Officers have up to five years to meet the guidelines outlined below. In addition, in 2001, Dominion’s Committee established an Executive Stock Purchase Tool Kit (which is described below) to assist Company executives in meeting the guidelines. As reported under the Share Ownership Table, the named executive officers have met these guidelines.

Dominion Resources, Inc.
Stock Ownership Guidelines

Positions	Share Ownership
CEO/COO-Operating Companies	35,000
Senior Vice President	20,000
Vice President	10,000

Retirement Plans

The table below shows the estimated annual straight life benefit that the Company would pay to an employee at normal retirement (age 65) under the benefit formula of the Retirement Plan.

Estimated Annual Benefits Payable Upon Retirement

	Credited Years Of Service
Final Average Earnings	15	20	25	30
$185,000	$5,810	$60,966	$76,122	$91,278
$200,000	49,888	66,394	82,900	99,406
$250,000	63,481	84,487	105,493	126,499
$300,000	77,073	102,579	128,085	153,591
$350,000	90,666	120,672	150,678	180,684
$400,000	104,258	138,764	173,270	207,776

Benefits under the Retirement Plan are based on:

•	highest average base salary over a five-year period during the ten years preceding retirement;

•	years of credited service;

•	age at retirement; and

•	the offset of Social Security benefits.

In 2001, the Company introduced a Special Retirement Account (SRA) feature to the Pension Plan. This account is credited with 2% of an employee’s base salary earned during the year. Account balances grow with interest based on the 30-year Treasury Bond rate. The impact of this feature is reflected in the above table.

In addition, certain officers, if they reach a specified age while still employed, will be credited with additional years of service. Each of the named executives in the Summary Compensation Table, except for Mr. Staton, will have 30 years of credited service at age 60. Other retirement agreements and arrangements for the named executives are described below under Other Executive Agreements and Arrangements.

Benefit Restoration Plan

The Retirement Plan pays a benefit that is calculated on average base salary over a five-year period. In some years our executives’ base salaries were set below the competitive market median in order to more closely link annual pay to Company performance through the incentive programs. In connection with the Restoration Plan, we calculate a “market-based adjustment” to base salary in those years when base salary was below the market median. The difference between the benefit calculated on the market-based salary and the benefit provided by the Retirement Plan is paid to the executive under the Restoration Plan.

In 2001, a market-based adjustment to executive base salaries was not necessary.

Also, the Internal Revenue Code imposes certain limits related to Retirement Plan benefits. Any resulting reductions in an executive’s Retirement Plan benefit will be compensated for under the Restoration Plan.

Executive Supplemental Retirement Plan

The Supplemental Plan provides an annual retirement benefit equal to 25 percent of a participant’s final cash compensation (base pay plus target annual incentive). To retire with full benefits under the Supplemental Plan, an executive must be 55 years old and have been employed by the Company for at least five years. Benefits under the plan are provided either as a lump sum cash payment at retirement or as a monthly annuity typically paid over 10 years. Certain executive officers receive this benefit for their lifetime. Based on 2001 cash compensation, the estimated annual benefit under this plan for certain executives named in the Summary Compensation Table are: Mr. Roach—$151,862; Mr. Farrell—$149,064; Mr. Christian—$117,934; Mr. O’Hanlon—$102,550; Mr. Staton—$94,250; Mr. Rivas—$58,856; Mr. Rigsby—$104,475.

Other Executive Agreements and Arrangements

Companies that are in a rapidly changing industry require the expertise and loyalty of exceptional executives. Not only is the business itself competitive, but so is the demand for such executives. In order to secure the continued services and focus of key management executives, the Company has entered into certain agreements with them, including those named in the Summary Compensation Table.

Each of Messrs. Roach, Farrell, O’Hanlon or Christian have enhanced retirement benefits as well as employment continuity agreements as described below under Special Arrangements.

Mr. Staton has an employment agreement with the Company’s parent, Dominion, for a three-year period ending on August 1, 2003. During the term of the agreement, Mr. Staton will continue to receive a salary at least equal to his salary on the date of the agreement and will be eligible for bonuses and all employee benefits provided to senior management. The agreement also provides for enhanced retirement benefits and benefits in the event of death or disability. If Mr. Staton’s employment is terminated without cause or if his salary, incentives or benefits are reduced or not paid, or he is demoted to a position that is not a senior management position, he will, subject to notice and remedy provisions: (1) receive a lump sum payment equal to the present value of salary and cash bonus for the balance of the contract period, (2) vest in his outstanding restricted stock and (3) receive continued benefit plan coverage through the end of the contract period. In addition, as of the effective date of Mr. Staton’s employment agreement, a payment was made into an account created by him in the Dominion Resources, Inc. Executives’ Deferred Compensation Plan. This payment was made in lieu of Mr. Staton’s right to receive payment under his change in control agreement with CNG. If Mr. Staton’s employment is terminated for any reason, he will receive payment of the deferred amount together with payment of his benefits under the Unfunded Supplemental Benefit Plan for Employees of Consolidated Natural Gas Company and its Participating Subsidiaries Who Are Not Represented by a Recognized Union. These amounts will be paid in lieu of severance benefits under any severance program maintained by Dominion (except for benefits specifically provided for under his employment continuity agreement as described below).

Mr. Rigsby resigned from his officer position with the Company and its subsidiaries effective December 1, 2001, and retired effective February 1, 2002. In accordance with employment and retirement agreements, he received a lump sum payment equal to 18 months salary and accelerated vesting and extended expiration dates on options he held. He also received other enhanced retirement and miscellaneous benefits.

Special Arrangements

Executives named in the Summary Compensation Table have entered into employment continuity agreements, which provide benefits in the event of a change in control. Each agreement has a three-year term and is automatically extended for an additional year, unless cancelled by the Company.

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

Messrs. Roach, Farrell, and Christian also have Supplemental Agreements with Dominion providing each of them with a lump sum payment of up to 12 months base salary upon retirement in consideration for their agreement not to compete with any activities of Dominion nor solicit any employees of Dominion during their employment and for a period of two years following termination of their employment.

For purposes of the continuity agreements described above, a change of control shall be deemed to have occurred if (i) any person or group becomes a beneficial owner of 20% or more of the combined voting power of Dominion voting stock or (ii) as a direct or indirect result of, or in connection with, a cash tender or exchange offer, a merger or other business combination, sale of assets, or contested election, the Directors constituting the Dominion Board before any such transactions cease to represent a majority of Dominion or its successor’s Board within two years after the last of such transactions.

Executive Deferred Compensation Plan

Under this plan, executives may defer a portion of their cash compensation. Deferrals are credited at the executive’s discretion, for bookkeeping purposes, with earnings and losses as if they were invested in any of several mutual fund options, or Dominion common stock. Distributions are made at the direction of the executive.

Executives may also defer gains received as a result of a stock option exercise. Stock option gain deferrals must be invested in Dominion common stock. Under this Plan, the Company also credits the accounts of eligible executives with the amount of “lost” company matching contributions under the Company’s Employee Savings Plan as a result of Internal Revenue Code Section 401(a)(17).

Executives may elect to defer their benefits under both the Executive Supplemental Retirement Plan and the Benefit Restoration Plan if they choose to receive these payments in the form of a lump sum at retirement.

Executive Stock Purchase and Loan Program

At the end of 1999, Dominion’s Board approved target levels of stock ownership for executives. The Board also approved a Stock Purchase and Loan Program intended to encourage and facilitate executives’ ownership of common stock through the availability of loans guaranteed by Dominion.

Under the Program, loans must be used to purchase Dominion common stock. An executive may borrow up to ten times his or her base salary, subject to credit approval, with a term of five years. Executives who meet their target ownership level through their participation in the Program receive “bonus shares” equal to five percent of the number of shares purchased under the Program. The dividends on the stock purchased through the program are used to pay the interest on the loan. The interest payments are subsidized to the extent that the current dividend rate does not fully cover the payments. The subsidy of the loan will end if it is pre-paid or if the stock is sold. As of December 31, 2001, Dominion officers have borrowed in aggregate $84.1 million, for which they are personally liable and which Dominion has guaranteed.

Executive Stock Purchase Tool Kit

During 2001, the executive stock ownership guidelines were reconfirmed. Dominion’s Board of Directors approved the implementation of the Executive Stock Purchase Tool Kit (“Tool Kit”) to encourage ownership of Dominion stock by executives who could not participate in the Executive Stock Purchase and Loan Program offered in 2000. The Tool Kit consists of a variety of programs, including bonus deferrals into Dominion stock, restricted stock exchanges, stock purchases through Dominion Direct and the availability of loans guaranteed by Dominion. Executives who participate in one or more of the Tool Kit programs to achieve their stock ownership target levels receive “bonus shares” up to ten percent of the value of their investment in Dominion stock.

Compensation of Directors

All of the Directors, who are also officers of the Company, do not receive any compensation for services they provide as directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth as of March 1, 2002, except as noted, the number of shares of Dominion common stock owned by Directors and the executive officers named on the Summary Compensation Table.

	Beneficial Share Ownership
Name	Shares	Restricted Shares	Exercisable Stock Options	Total	Deferred Cash Compensation(1)
Thos. E. Capps(2)	326,309	16,667	1,233,000	1,575,976	—
Thomas F. Farrell II(2)	142,915	10,000	450,000	602,915	—
Edgar M. Roach Jr.	141,964	10,000	450,000	601,964	1,593
James P. O’Hanlon	103,500	8,333	350,000	461,833	—
David A. Christian	24,044	6,667	71,500	102,211	—
Jimmy D. Staton	21,309	5,000	8,333	34,642	—
Robert E. Rigsby(3)	52,432	11,893	350,000	414,325	—
Edward J. Rivas	46,962	5,000	81,833	133,795	—
All officers as a group (15 persons)(4)	1,066,635	108,560	3,457,826	4,633,021	1,593

(1)
Amounts in this column represent share equivalents and do not have voting rights. At a director’s or executive’s election, cash compensation is deferred until a specified age, future date or retirement and will be distributed in cash.

(2)	Messrs. Capps and Farrell disclaim ownership for 323 and 399 shares, respectively.
(3)	Mr. Rigsby’s ownership is reported as of December 1, 2001, the date he ceased to be an executive.
(4)	All directors and executive officers as a group own approximately 1.7 percent of the number of shares outstanding at March 1, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 11. EXECUTIVE COMPENSATION—Executive Stock Purchase and Loan Program, for information concerning certain transactions with executive officers under the Executive Stock Purchase and Loan Program.

The Company leases fiber optic capacity to Dominion Telecom, Inc. at rates subject to the approval of the Virginia Commission. For additional information on this matter, see Note 21 to the Consolidated Financial Statements.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

1.  Financial Statements

See Index on page             .

2.  Financial Statement Schedules

Page
Independent Auditors’ Report on Financial Statement Schedule	88
Schedule II—Valuation and Qualifying Accounts	89

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the notes thereto.

3.  Exhibits

3.1 —
Restated Articles of Incorporation, as amended, as in effect on May 6, 1999 (Exhibit 3.1), Form 10-Q for the period ended March 31, 1999, File No. 1-2255, incorporated by reference) as amended December 12, 2001 and December 18, 2001 (filed herewith).

3.2 —	Bylaws, as amended, as in effect on April 28, 2000 (Exhibit 3, Form 10-Q for the period ended March 31, 2000, File No. 1-2255, incorporated by reference).

4.1 —	See Exhibit 3 (i) above.

4.2 —
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

4.3 —
Indenture, dated as of June 1, 1986, between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Chemical Bank) (Exhibit 4(v), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference).

4.4 —
Indenture, dated April 1, 1988, between Virginia Electric and Power Company JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Chemical Bank), as supplemented and modified by a First Supplemental Indenture, dated August 1, 1989, (Exhibit 4(vi), Form 10-K for the fiscal year ended December 31, 1993, File No. 1-2255, incorporated by reference); Second Supplemental Indenture (Exhibit 4.2, Form S-3, dated April 13, 1999, File No. 333-76155, incorporated by reference).

4.5 —
Subordinated Note Indenture, dated as of August 1, 1995 between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Chemical Bank), as Trustee, as supplemented (Exhibit 4(a), Form S-3 Registration Statement File No. 333-20561 as filed on January 28, 1997, incorporated by reference).

4.6 —
Form of Senior Indenture, dated as of June 1, 1998, between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) as supplemented by the First Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 12, 1998, File No. 1-2255, incorporated by reference); Second Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 3, 1999, File No.1-2255, incorporated by reference); Third Supplemental Indenture (Exhibit 4.2, Form 8-K, dated October 27, 1999, File No. 1- 2255, incorporated by reference); Form of Fourth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); and Form of Fifth Supplemental Indenture (Exhibit 4.3, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); Form of Sixth Supplemental Indenture (Exhibit 4.2, Form 8-k, dated January 24, 2002, incorporated by reference).

4.7 —
Virginia Electric and Power Company agrees to furnish to the Commission upon request any other instrument with respect to long- term debt as to which the total amount of securities authorized thereunder does not exceed 10 percent of Virginia Electric and Power Company’s total assets.

10.1 —
Amended and Restated Interconnection and Operating Agreement, dated as of July 29, 1997 between Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit 10.3, Form 10-K for the fiscal year ended December 31, 1997, File No. 1-2255 incorporated by reference).

10.2 —
Services Agreement between Dominion Resources Services, Inc. and Virginia Electric and Power Company dated January 1, 2000 (Exhibit 10.19, Form 10-K for the fiscal year ended December 31, 1999, File No. 1-2255, incorporated by reference).

10.3 —
Support Agreement between Dominion Resources Services, Inc. and Virginia Electric and Power Company effective January 1, 2000 (Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 1999, File No. 1-2255, incorporated by reference).

10.4 —
Alliance Agreement Establishing the Alliance Independent Transmission System Operator, Inc., Alliance Transmission Company, Inc., and Alliance Transmission Company, LLC Dated May 27, 1999 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 1999, File No. 1-2255, incorporated by reference)

10.5*—
Description of arrangements with certain officers regarding additional credited years of service for retirement purposes (Exhibit 10 (xii), Form 10-K for the fiscal year ended December 31, 1992, File No. 1-2255, incorporated by reference).

10.6* —
Dominion Resources, Inc. Executive Supplemental Retirement Plan, effective January 1, 1981 as amended and restated September 1, 1996 (with amendment dated June 20, 1997 and amendment dated March 3, 1998 (Exhibit 10.14, Form 10-K for the fiscal year ended December 31, 1997, File No. 1-2255, incorporated by reference); amendment dated November 26, 2001 (filed herewith).

10.7* —	Dominion Resources, Inc.’s Cash Incentive Plan as adopted December 20, 1991 (Exhibit 10 xxv), Form 10-K for the fiscal year ended December 31, 1994, File No. 1-2255, incorporated by reference).

10.8* —
Dominion Resources, Inc. Retirement Benefit Funding Plan, effective June 29, 1990 as amended and restated September 1, 1996 (Exhibit 10.16, Form 10-K for the fiscal year ended December 31, 1997, File No. 1-2255, incorporated by reference).

10.9* —
Dominion Resources, Inc. Retirement Benefit Restoration Plan as adopted effective January 1, 1991 as amended and restated September 1, 1996 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 1997, File No. 1-2255, incorporated by reference); amendment dated November 26, 2001 (filed herewith).

10.10* —	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, effective January 1, 1994 and as amended and restated effective December 1, 2001 (filed herewith).

10.11* —
Dominion Resources, Inc. Incentive Compensation Plan, effective April 22, 1997, as amended and restated effective July 20, 2001 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2001, File No. 1-8489, incorporated by reference).

10.12* —
Employment Agreement dated September 15, 1995 between Virginia Power and Robert E. Rigsby (Exhibit 10 (xxii), Form 10-K for the fiscal year ended December 31, 1996, File No. 1-2255, incorporated by reference) and clarification letter dated May 27, 1997 (filed herewith).

10.13* —
Form of an Employment Agreement dated March 16, 1998 between Virginia Power and certain executive officers (Exhibit 10.1, Form 10-Q for the period ended March 31, 1998, File No. 1-2255, incorporated by reference). [The only material respect in which the particular employment agreements differ is the base salary set forth therein.]

10.14* —
Employment Agreement dated September 12, 1997 between Dominion and Thomas F. Farrell, II (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 1998, File No. 1-2255, incorporated by reference) expired September 12, 2000, except Section 5c.

10.15* —
Form of Employment Continuity Agreement for certain officers of the Company including Messrs. Roach, Farrell, Christian, O’Hanlon, Staton, Rivas and Rigsby, (Exhibit 10.2, Form 10-Q for the period ended June 30, 1999, File No. 1-2255, incorporated by reference) and as amended October 19, 2001 (filed herewith).

10.16* —
Employment Agreement dated September 12, 1997, between Dominion and Edgar M. Roach, Jr. (Exhibit 10(xxxiv) Form 10-K for fiscal year ended December 31, 1997, File No. 1-8489, incorporated by reference) expired September 12, 2000, except Section 5c.

10.17* —
Dominion Resources, Inc. Leadership Stock Option Plan, effective July 1, 2000, as amended and restated effective July 20, 2001 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2001, File No. 1-8489, incorporated by reference).

10.18* —	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001 (Exhibit 10.1, Form 10-Q for the quarter ended September 30, 2001, File No. 1-8489, incorporated by reference).

10.19* —	Form of Executive Supplemental Retirement Plan Lifetime Benefits for certain officers of the Company including Messrs. Roach, Farrell, and Rigsby (filed herewith).

10.20* —	Supplemental Agreement dated December 12, 2000, between the Company and Thomas F. Farrell, II (filed herewith).

10.21* —	Supplemental Agreement dated December 12, 2000, between the Company and Edgar M. Roach, Jr. (filed herewith).

10.22* —	Offer of employment dated May 26, 1989 between the Company and James P. O'Hanlon, as amended September 18, 1997 (filed herewith).

10.23* —	Retirement Agreement dated November 16, 2000 with Robert E. Rigsby (filed herewith).

10.24* —	Employment Agreement dated August 1, 2000 between the Company and Jimmy D. Staton (filed herewith)

10.25* —	Supplemental Retirement Agreement dated December 12, 2000, between the Company and David A. Christian (filed herewith).

18 —	Letter re change in accounting principles (Exhibit 18, Form 10-Q for the period ended September 30, 2000, File No. 1-2255, incorporated by reference).

23.1 —	Consent of McGuireWoods LLP (filed herewith).

23.2 —	Consent of Jackson & Kelly (filed herewith)

23.3 —	Consent of Deloitte & Touche LLP (filed herewith).

*	Indicates management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K

(1)  The Company filed a report on Form 8-K, dated January 18, 2002, relating to the Virginia Commission’s Order on Functional Separation.

(2)  The Company filed a report on Form 8-K, dated January 29, 2002, relating to Dominion’s press release announcing unaudited results of operations for the fiscal year ended December 31, 2001.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Virginia Electric and Power Company
Richmond, Virginia

We have audited the consolidated financial statements of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Resources, Inc) and subsidiaries (the Company) as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated January 22, 2002, which report includes an explanatory paragraph as to a change in accounting principle for derivative instruments and hedging activities in 2001 and a change in the method of accounting used to develop the market-related value of pension plan assets in 2000; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Virginia Electric and Power Company and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Richmond, Virginia
January 22, 2002

VIRGINIA ELECTRIC AND POWER COMPANY

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A		Column B	Column C			Column D		Column E
			Additions
Description		Balance at beginning of period	Charged to expense		Charge to other accounts	Deductions		Balance at end of period
	(millions)
Valuation and qualifying accounts which are deducted in the balance sheet from the assets to which the apply:
Allowance for doubtful accounts	1999	$5	$19		—	$12	(a)	$12
	2000	12	18		—	14	(a)	16
	2001	16	18		—	11	(a)	23
Valuation allowance for commodity contracts	1999	13	9	(b)	—	—		22
	2000	22	(3	)(b)	—	—		19
	2001	19	7	(b)	—	—		26
Reserves:
Liability for pre—2000 workforce reductions	1999	16	—		—	12	(c)	4
	2000	4	—		—	4	(c)	—
	2001	—	—		—	—		—
Liabilities for restructuring costs:

2000 Plan
Severance and related costs	1999	—	—		—	—		—
	2000	—	14		—	8	(c)	6
	2001	6	(1	)(b)	—	5	(c)	—
2001 Plan
Severance and related costs	1999	—	—		—	—		—
	2000	—	—		—	—		—
	2001	—	16		—	—		16

(a)	Represents net amounts charged off as uncollectible.
(b)	Represents adjustments reflecting changes in estimates.
(c)	Represents payments for workforce reductions and/or restructuring liabilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

BY:	/s/ THOS E. CAPPS
(THOS. E. CAPPS. Chairman of the Board of Directors)

Date  March 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March, 2002.

Name	Position
/s/ THOS. E. CAPPS Thos. E. Capps	Chairman of the Board of Directors

/s/ EDGAR M. ROACH, JR. Edgar M. Roach, Jr.	President, Chief Executive Officer and Director

/s/ THOMAS F. FARRELL, II Thomas F. Farrell, II	Chief Executive Officer and Director

/s/ G. SCOTT HETZER G. Scott Hetzer	Senior Vice President and Treasurer (Principal Financial Officer)

/s/ STEVEN A. ROGERS Steven A. Rogers	Vice President (Principal Accounting Officer)