Form 10-Q
period 2002-03-31
VIRGINIA ELECTRIC & POWER CO
filed 2002-05-03
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________

(Mark one)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

or

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

Yes   X    No __

At March 31, 2002, 171,484 shares of common stock, without par value, of the registrant were outstanding, all of which were held, beneficially and of record, by Dominion Resources, Inc.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three Months Ended March 31, 2002 and 2001	3
	Consolidated Balance Sheets - March 31, 2002 and December 31, 2001	4-5
	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19-20
	PART II. Other Information
Item 1.	Legal Proceedings	21
Item 6.	Exhibits and Reports on Form 8-K	21

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31,
	2002	2001
	(Millions)

Operating Revenue	$1,151	$1,222

Operating Expenses
Electric fuel and energy purchases, net	290	320
Purchased electric capacity	184	188
Other operations and maintenance	199	431
Depreciation and amortization	131	127
Other taxes	35	47
Total operating expenses	839	1,113

Income from operations	312	109

Other income	6	7

Interest and related charges:
Interest expense	73	74
Distributions - preferred securities of subsidiary trust	3	3
Total interest and related charges	76	77

Income before income taxes	242	39
Income taxes	89	14
Net Income	153	25
Preferred dividends	4	7
Balance available for common stock	$ 149	$ 18

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2002	December 31, 2001*
ASSETS	(Millions)
Current Assets
Cash and cash equivalents	$ 106	$ 84
Customer accounts receivable, net	1,244	1,105
Other accounts receivable	33	57
Receivables from affiliates	35	54
Inventories (average cost method)	345	371
Derivative and energy trading assets	1,278	1,039
Prepayments	46	140
Other	93	71
Total current assets	3,180	2,921

Investments
Nuclear decommissioning trust funds	864	858
Other	24	25
Total investments	888	883

Property, Plant and Equipment
Property, plant and equipment	17,370	17,232
Accumulated depreciation and amortization	(8,088)	(7,985)
Total property, plant and equipment, net	9,282	9,247

Deferred Charges and Other Assets
Intangible assets, net	111	113
Regulatory assets	212	231
Derivative and energy trading assets	388	323
Other, net	65	66
Total deferred charges and other assets	776	733

Total assets	$14,126	$13,784

  _______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial

    Statements at that date.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2002	December 31, 2001*
LIABILITIES AND SHAREHOLDER'S EQUITY	(Millions)
Current Liabilities
Securities due within one year	$ 325	$ 535
Short-term debt	245	436
Accounts payable, trade	1,041	1,014
Payables to affiliates	216	192
Accrued interest, payroll and taxes	214	214
Derivative and energy trading liabilities	1,266	1,010
Other	175	218
Total current liabilities	3,482	3,619

Long-Term Debt	4,143	3,704

Deferred Credits and Other Liabilities
Deferred income taxes	1,538	1,537
Deferred investment tax credits	109	113
Derivative and energy trading liabilities	293	246
Other	152	170
Total deferred credits and other liabilities	2,092	2,066
Total liabilities	9,717	9,389

Commitments and Contingencies (See Note 9)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust**	135	135

Preferred Stock
Preferred stock not subject to mandatory redemption	384	384

Common Shareholder's Equity
Common stock, no par, 300.0 shares authorized, 171.5 shares outstanding	2,738	2,738
Other paid-in capital	14	14
Accumulated other comprehensive loss	(5)	(4)
Retained earnings	1,143	1,128
Total common shareholder's equity	3,890	3,876

Total liabilities and shareholder's equity	$14,126	$13,784

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial

    Statements at that date.

**Debt securities issued by Virginia Electric and Power Company constitute 100 percent of the trust's assets.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	2002	2001
	(Millions)

Net Cash Flows From Operating Activities	$ 321	$ 257

Cash Flows From (Used In) Investing Activities
Plant expenditures	(170)	(128)
Nuclear fuel	(6)	(28)
Nuclear decommissioning contributions	(9)	(9)
Other	2	33
Net cash used in investing activities	(183)	(132)

Cash Flows From (Used In) Financing Activities
Issuance of long-term debt	533	650
Repayment of long-term debt	(309)	-
Repayment of short-term debt, net	(191)	(360)
Common stock dividend payments	(135)	(82)
Other	(14)	(7)
Net cash (used in) provided by financing activities	(116)	201

Increase in cash and cash equivalents	22	326
Cash and cash equivalents at beginning of period	84	141
Cash and cash equivalents at end of period	$ 106	$ 467

Supplemental cash flow information
Noncash exchange of mortgage bonds for senior notes	$ 117	$ -

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Virginia Electric and Power Company (Virginia Power), a Virginia public service company, is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company is a regulated public utility that generates, transmits, and distributes electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. It sells electricity to approximately 2.2 million retail customers, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia's total land area, but accounts for over 80% of its population. The Company has trading relationships beyond its retail service territory and buys and sells wholesale electricity and natural gas off-system. Within this document, the term "Company" refers to the entirety of Virginia Electric and Power Company, including its Virginia and North Carolina operations, and all of its subsidiaries.

The Company manages its daily operations through two operating segments, Energy and Delivery. In addition, the Company also presents the operations of its corporate and other as an operating segment. Assets remain wholly owned by the legal subsidiaries. See Note 12.

Note 2. Significant Accounting Policies

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2002 and its results of operations, cash flows, and comprehensive income for the three months ended March 31, 2002 and 2001.

The consolidated financial statements include the accounts of the Company and its subsidiaries, with all significant intercompany transactions and accounts eliminated in consolidation.

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

The Company reports certain contracts and instruments at fair value in accordance with generally accepted accounting principles. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, the Company estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a more detailed discussion of the Company's estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, timing of fuel expense recovery and other factors.

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3. Recently Issued Accounting Standards

Asset Retirement Obligations

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be an operating expense. The Company will adopt this standard effective January 1, 2003. The Company has identified retirement obligations associated with the decommissioning of its nuclear generation facilities. However, the Company has not yet performed a complete assessment of possible retirement obligations associated with its other electric utility property. The Company has not yet determined the financial impact of adopting this new standard. For more discussion, see Note 4 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 4. Goodwill and Intangible Assets

In 2001, FASB issued SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company adopted SFAS No. 142 on January 1, 2002. The Company does not have any goodwill; thus, the provisions of SFAS No. 142 requiring the discontinuance of goodwill amortization did not have an impact on the Company's results of operations in the first quarter of 2002.

All of the Company's intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the first quarter of 2002. Intangible assets amortization expense was $6 million and $5 million for the first quarter of 2002 and 2001, respectively. The components of intangible assets at March 31, 2002 were as follows:
(millions)	Gross Carrying Amount	Accumulated Amortization
Software and software licenses	$174	$74
Other	16	5
Total	$190	$79

Amortization expense for the net carrying amount of intangible assets for the quarter ended March 31, 2002 is estimated to be $23 million for 2002, $21 million for 2003, $20 million for 2004, $13 million for 2005 and $10 million for 2006.

Note 5. Comprehensive Income

Total comprehensive income was $152 million and $9 million for the three months ended March 31, 2002 and 2001, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6. Derivatives and Hedge Accounting

The Company recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $14 million, net of taxes of $9 million in the first quarter of 2001 in connection with the January 1, 2001 adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Other comprehensive income for the quarters ended March 31, 2002 and 2001 included net losses of $1 million and $2 million, respectively, representing the effective portion of the change in fair value of cash flow hedging derivatives, net of taxes and amounts reclassified to earnings. The Company expects to reclassify approximately $1 million of net losses in AOCI at March 31, 2002 to earnings during the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market prices. The effect of amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated purchases) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of March 31, 2002, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over periods of one to five years. The Company recognized a pre-tax gain of $1 million for cash flow hedge ineffectiveness during the quarter ended March 31, 2001. Hedge ineffectiveness recognized during the quarter ended March 31, 2002 was insignificant.

In June 2001, the FASB cleared guidance that permits certain option-type contracts for the purchase or sale of electricity to qualify for the normal purchases and sales exception, if certain criteria are met. Qualifying contracts, for which the Company elects and formally documents this exception, are not reported at fair value, as otherwise required by SFAS No. 133. In response to the June 2001 guidance and other guidance issued during that quarter, the Company reevaluated certain of its long-term power purchase contracts. The Company determined that such contracts qualified under the guidance and thus designated them as normal purchases and sales. In late December 2001, the FASB issued revised guidance on this matter that became effective April 1, 2002 for the Company. The Company reevaluated its long-term power purchase contracts and determined that such contracts continue to qualify for the normal purchases and sales exception based on the guidance issued in December 2001.

Note 7. Restructuring Activities

2001 Restructuring Plan

In the fourth quarter of 2001, after completing the transition period for fully integrating Dominion's existing organization and operations, management initiated a focused review of the Dominion's combined operations. As a result, the Company recognized restructuring costs which included employee severance and related benefits.

Under the 2001 restructuring plan, the Company identified 124 salaried positions to be eliminated and recorded $16 million in employee severance-related costs. Through March 31, 2002, 79 positions had been eliminated.

The change in the liabilities for severance and related costs during the first quarter of 2002 is presented below:

(Millions)	Severance Liability
Balance at December 31, 2001	$ 16
Amounts Paid	(1)
Balance at March 31, 2002	$ 15

For additional information on restructuring activities, see Note 5 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8. Long-Term Debt

In January 2002, the Company called its $200 million, 6.75 percent 1997-A mortgage bonds (1997-A Bonds) due February 1, 2007 for redemption in February 2002. The Company completed the redemption by issuing $650 million of 5.375 percent senior notes (Notes) due 2007. The redemption included a direct exchange of $117 million of Notes for 1997-A Bonds. The Company used the remaining cash proceeds from the issuance of Notes to redeem the remaining $83 million of the 1997-A Bonds and for general corporate purposes, including the repayment of other debt.

In March 2002, the Company repaid $200 million of maturing Medium-Term Notes, Series G and $20 million of maturing Medium-Term Notes, Series F.

Note 9. Commitments and Contingencies

There have been no significant developments with regard to commitments and contingencies, including environmental matters, as disclosed in Note 19 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, nor have any significant new matters arisen during the three months ended March 31, 2002.

Note 10. Dividend Restrictions

The Virginia State Corporation Commission (Virginia Commission) may prohibit any public service company from declaring or paying a dividend to an affiliate, if found not to be in the public interest. As of March 31, 2002, the Virginia Commission had not restricted the payment of dividends by the Company.

Note 11. Related Party Transactions

The Company, through an unregulated subsidiary, exchanges certain quantities of natural gas with affiliates at index prices in the ordinary course of business. The Company purchased approximately $28 million and $48 million of natural gas, gas transportation and storage services from other Dominion affiliates and sold approximately $39 million and $30 million of natural gas to affiliates in the first quarter of 2002 and 2001, respectively.

The Company, through an unregulated subsidiary, is involved in facilitating Dominion's enterprise risk management strategy. In connection with this strategy, the Company enters into certain commodity derivative contracts with other Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by Dominion affiliates to manage commodity price risks associated with purchases and sales of natural gas. As part of Dominion's enterprise risk management strategy, the Company generally manages such risk exposures by entering into offsetting derivative instruments with non-affiliates. The Company reports both affiliated and non-affiliated derivative instruments at fair value, with related changes included in earnings. The Company's consolidated balance sheets include derivative and energy trading assets of $84 million and $159 million with Dominion affiliates at March 31, 2002 and December 31, 2001, respectively, and derivative and energy trading liabilities of $90 million and $77 million with Dominion affiliates at March 31, 2002 and December 31, 2001, respectively. The Company reported net realized gains of $20 million and net realized losses of $38 million during quarters ended March 31, 2002 and 2001, respectively, related to commodity derivative contracts with Dominion affiliates.

Dominion Resources Services, Inc.(Dominion Services) provides certain administrative and technical services to the Company. The cost of services provided by Dominion Services to the Company in the first quarters of 2002 and 2001 was approximately $64 million and $63 million, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

For information about the Company's agreement with Dominion Equipment II, Inc. to develop, construct, finance and lease a new power generation facility at its Possum Point station in Prince William County, Virginia, see Note 19 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

For additional information on transactions with related parties, see Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 12. Operating Segments

The Company manages its operations through the following operating segments:

Energy encompasses the Company's portfolio of generating facilities and power purchase contracts, and its trading and marketing activities.

Delivery includes bulk power transmission, distribution and metering services, and customer service and continues to be subject to the requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

Corporate and Other includes certain expenses which are not allocated to the Energy and Delivery segments, including those related to the following: 1) corporate operations and assets; and 2) costs associated with restructuring long-term power purchase contracts in 2001. (See Note 19 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)
(Millions)	Energy	Delivery	Corporate and Other	Eliminations	Consolidated Total
Three Months Ended March 31, 2002
Operating revenue	$860	$288	$ 3	$ -	$1,151
Net income	87	66	-	-	153

Three Months Ended March 31, 2001
Operating revenue	920	302	1	(1)	1,222
Net income	96	65	(136)	-	25

For more information, see Note 23 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of Virginia Electric and Power Company (Virginia Power). MD&A should be read in conjunction with the Consolidated Financial Statements. "The Company" is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one of Virginia Power's consolidated subsidiaries, or the entirety of Virginia Power and its consolidated subsidiaries. The Company is a wholly-owned subsidiary of Dominion Resources, Inc.

Cautionary Statements Regarding Forward-Looking Information

From time to time the Company makes statements concerning its expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases the reader can identify these forward-looking statements by words such as "anticipate", "estimate", "expect", "forecast", "believe", "should", "could", "plan", "may" or other similar words.

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

  Extreme weather events that could disrupt or cause catastrophic damage to the Company's electric distribution and transmission systems;

  Exposure to unanticipated changes in prices for energy commodities purchased or sold;

  State and federal legislative and regulatory developments, including deregulation and restructuring of the electric utility industry and changes in environmental and other laws and regulations to which the Company is subject;

  The effects of competition, including the extent and timing of the entry of additional competitors in the electric market;

  The Company's pursuit of potential business strategies, including acquisitions or dispositions of assets and business separation plan;

  Regulatory factors such as changes in the policies or procedures that set rates, changes in the Company's ability to recover investments made under traditional regulation through rates, and changes to the frequency and timing of rate increases;

  Financial or regulatory accounting principles or policies imposed by governing bodies;

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

  Financial market conditions, including availability and cost of capital, and the Company's ability to obtain financing on favorable terms;

  The performance of the Company's projects and the success of efforts to invest in and develop new opportunities, including development of power generation facilities;

  The cost of replacement electric energy in the event of unscheduled generation outages; and

  Employee workforce factors, including collective bargaining agreements with union employees.

The Company has based its forward-looking statements on management's beliefs and assumptions using information available at the time the statements were made. The Company cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and often do materially differ from actual results. The Company undertakes no obligation to update any forward-looking statements to reflect developments occurring after the statements are made. Interested parties should also consider other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Operating Segments

In general, management's discussion of the Company's results of operations focuses on the contributions of its operating segments. However, the discussion of the Company's financial condition under Liquidity and Capital Resources is for the entire company. The Company's two primary operating segments are Energy and Delivery. In addition, the Company also reports Corporate and Other as a segment. The Company includes certain expenses which are not allocated to the Energy and Delivery segments in Corporate and Other. For more information on the Company's operating segments, see Note 12 to the Consolidated Financial Statements.

Critical Accounting Policies

See MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of the Company's critical accounting policies. These policies include the accounting for risk management and energy trading contracts at fair value, and accounting for regulated operations.

Results Of Operations

The Company's discussion of its results of operations includes an overview of its operating revenue and operating results for the first quarter of 2002 and 2001 on a consolidated basis. These sections are followed by a more detailed discussion of the results of operations of the operating segments.

(Millions)	Net Income Contribution		Operating Revenue		Operating Expenses
Three Months Ended March 31,	2002	2001	2002	2001	2002	2001
Energy	$ 87	$ 96	$ 860	$ 920	$684	$ 728
Delivery	66	65	288	302	152	163
Corporate and Other	-	(136)	3	-	3	222
Total	$153	$ 25	$1,151	$1,222	$839	$1,113

The following table provides data on electricity supplied and delivered by the segments:
Three Months Ended March 31,	2002	2001
Energy-mwhr supplied (million mwhr)	18	20
Delivery- mwhr delivered (million mwhr)	17	19

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Overview of First Quarter Results

Net income, which includes affiliated transactions, increased in the first quarter of 2002 due primarily to an after-tax charge of $136 million taken in the first quarter of 2001 in connection with the purchase of three non-utility generating plants and termination of related long-term power purchase agreements under which the Company previously purchased electric energy. Also, comparably milder weather in the Company's regulated electric operations resulted in lower revenues for the first quarter of 2002. The unfavorable impact of the weather on regulated electric sales was partially offset by customer growth. For the comparative periods, the effect of lower regulated electric sales revenue on net income in the first quarter of 2002 was substantially offset by lower operating expenses. In addition, the decrease in operating expenses for comparative periods, reflects the charge that was taken in connection with the termination of the power purchase agreements in 2001.

Segment Results

Energy Segment

Net income for the Energy segment decreased $9 million to $87 million for the first quarter 2002 as compared to the first quarter 2001. Regulated electric sales revenue decreased primarily due to milder weather during the three-month period ended March 31, 2002, as compared to the three month period ended March 31, 2001. This decrease was offset, in part, by increased revenue from customer growth. Non-regulated electric sales increased due primarily to the effect of favorable price changes on commodity contracts held and not yet settled and increased volumes of trading activities. Non-regulated gas sales decreased due to the effect of unfavorable price changes on commodity contracts held and not yet settled, partially offset, by increased trading margins on comparably higher volumes of trades. In total, the Company's trading and marketing operations' contribution to Energy's results decreased in the first quarter of 2002.

Operating expenses decreased $44 million to $684 million in the first quarter of 2002 primarily due to a decrease in electric fuel and energy purchases, net. These costs were lower due to a change in generation mix and comparatively milder weather.

Selected Information-Energy Trading Activities

In Selected Information-Energy Trading Activities in the MD&A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company discussed the energy trading, hedging and arbitrage activities of the Dominion Energy Clearinghouse and related accounting policies. For additional discussion of trading activities, see Market Rate Sensitive Instruments and Risk Management.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

A summary of the changes in the unrealized gains and losses in the Company's portfolio of energy contracts held for trading purposes during the first quarter of 2002 follows:

Energy Trading Contracts
(millions)
Net unrealized gain at December 31, 2001	$ 154
Contracts realized or otherwise settled during the period	(38)
Net unrealized gain at inception of contracts initiated during the period	22
Change in unrealized gains and losses attributable to net arbitrage gains and changes in market prices	(15)
Changes in unrealized gains and losses attributable to changes in valuation techniques	-
Net unrealized gain at March 31, 2002	$ 123

Unrealized gains and losses in the Company's portfolio of energy trading contracts at March 31, 2002 are summarized in the following table based on the approach used to determine fair value and the contract settlement or delivery dates:

(millions)	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less than 1 year	1-2 years	2-3 years	3-5 years	Greater than 5 years	Total
Prices actively quoted	$ (8)	$29	$10	$ -	-	$31
Prices provided by other external sources	-	19	7	16	-	42
Prices based on models and other valuation methods	25	7	3	6	9	50

Delivery Segment

Net income contribution for the Delivery segment increased $1 million to $66 million for the three months ended March 31, 2002, as compared to the same period in 2001. The Delivery segment's regulated electric sales and other revenue decreased primarily as a result of comparably milder weather. This decrease was partially offset by customer growth. Operations and maintenance expense decreased primarily due to lower service restoration costs in 2002.

Corporate and Other

Net expenses for the Corporate and Other segment decreased $136 million reflecting a charge of $220 million ($136 million after-tax) in operations and maintenance expense recorded in the first quarter of 2001 in connection with the purchase of three non-utility generating plants and termination of related long-term power purchase agreements under which the Company previously purchased electric energy. For further information on the termination of the power purchase agreements, see Note 19 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Internal Sources of Liquidity

Cash flow from operating activities provided approximately $321 million and $257 million during the three months ended March 31, 2002 and 2001, respectively. The increase in cash flow from operating activities was primarily due to an increase in net income and increase in payables offset by a higher level of receivables. After dividend payments, cash flow from operating activities was sufficient to cover all plant and nuclear fuel expenditures during each of the quarters and, on average, covered approximately 42 percent of the Company's total cash requirements.

The Company's operations are subject to risks and uncertainties that may negatively impact cash flows from operations. See the discussion of such factors in Internal Sources of Liquidity in the MD&A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

External Sources of Liquidity

In the External Sources of Liquidity section of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company discussed the use of capital markets by the Company as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, that section of MD&A discussed various covenants present in the enabling agreements underlying the Company's debt. As of March 31, 2002, there have been no downgrades of the Company's credit ratings as disclosed in the 2001 Annual Report. In addition, there have been no changes to or events of default under the Company's debt covenants.

Long-term Debt

In January 2002, the Company called its $200 million, 6.75 percent 1997-A mortgage bonds (1997-A Bonds) due February 1, 2007 for redemption in February 2002. The Company completed the redemption by issuing $650 million of 5.375 percent senior notes (Notes) due 2007. The redemption included a direct exchange of $117 million of Notes for 1997-A Bonds. The Company used the remaining cash proceeds from the issuance of Notes to redeem the remaining $83 million of the 1997-A Bonds and for general corporate purposes, including the repayment of other debt.

In March 2002, the Company repaid $200 million of maturing Medium-Term Notes, Series G and $20 million of maturing Medium-Term Notes, Series F.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Short-term Debt

The Company has a commercial paper program which is supported by a $1.75 billion credit facility established by Dominion in June 2000 to support the combined commercial paper programs of the Company, Dominion and Consolidated Natural Gas (CNG). The $1.75 billion credit facility matures in the second quarter of 2002, and is expected to be replaced. The Company has full access to the $1.75 billion credit facility; however, it operates with an internal allocation that varies depending upon the needs of the three participating entities.

At March 31, 2002, net borrowings under the commercial paper program were $245 million, a decrease of $191 million from December 31, 2001. Borrowings under these facilities are used primarily to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by cash provided from operations.

In addition to commercial paper, the Company may also issue up to $200 million in aggregate principal of extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes expected to be sold in private placements. All ECNs would have a stated maturity of 390 days from issuance and may be redeemed within 90 days or less from issuance at the Company's option. There were no ECNs outstanding at March 31, 2002.

Amounts Available under Shelf Registrations

At March 31, 2002, the Company had available $250 million of remaining principal amount under currently effective shelf registrations with the Securities and Exchange Commission to meet capital requirements.

Capital Expenditures

During the three months ended March 31, 2002, investing activities resulted in a net cash outflow of $183 million. These activities included plant expenditures of $170 million and nuclear fuel expenditures of $6 million. The plant expenditures related to generation-related projects were approximately $97 million and included costs related to environmental upgrades and routine capital improvements. The plant expenditures related to transmission and distribution-related projects approximated $72 million, reflecting routine capital improvements and expenditures associated with new connections. Other general and information technology projects represented the remaining capital expenditures of $1 million.

Contractual Cash Obligations and Commitments

As of March 31, 2002, other than scheduled maturities of debt issued during the first three months of 2002, there have been no significant changes to the contractual obligations and commitments previously disclosed in the Contractual Cash Obligations and Commitments section of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Future Issues

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to these financial statements. We recommend that this section be read in conjunction with Future Issues and Outlook in MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Regulated Electric Operations

Separation of Electric Generation and Delivery Operations

The Virginia Electric Utility Restructuring Act was enacted in 1999 and, among other things, addressed divestiture, functional separation and other corporate relationships. The Act required Virginia's electric utilities to file with the Virginia Commission their plans to separate generation from transmission and distribution operations.

The Company's proposed separation plan included transferring the generation assets and operations, including its non-utility power purchase contracts, from the Company, to a separate affiliated company. In December 2001, the Virginia Commission directed the Company to separate its generation, distribution, and transmission functions through creation of divisions within the Company, rather than through transfer of generation assets to a separate affiliate. The Virginia Commission's December 2001 order did not preclude further consideration of the Company's proposed corporate reorganization and asset transfer, pending, in the Virginia Commission's view, further developments in needed market structures and competitive retail electric generation markets. The Company has decided not to appeal the Virginia Commission's order. No assessment can be made at this time concerning future developments.

Alliance Regional Transmission Organization (RTO)

On April 25, 2002 the Federal Energy Regulatory Commission (FERC) issued an order addressing a request by the Alliance Companies and National Grid USA that FERC find that certain proposed policy resolutions provide an appropriate basis for the participation of the Alliance in the Midwest Independent System Operator (Midwest ISO). While a member of the Alliance Companies, the Company did not join the request. The FERC order provided direction and guidance to the Alliance Companies on the basis for participation in the Midwest ISO, and stated that certain of the guidance is intended to be applicable regardless of which RTO the Alliance Companies join. FERC also directed the Alliance Companies to file within 30 days detail on which RTO they plan to join and whether such participation will be collective or individual. Should the individual or collective Alliance Companies decide to join the Midwest ISO, FERC directed such companies to detail their plans for the timing of such event taking into consideration FERC's guidance.

Accounting Matters

In 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations and SFAS No. 142, Goodwill and Intangible Assets. See Notes 3 and 4 to the Consolidated Financial Statements for a discussion of the Company's evaluation of the impact of adopting these new standards.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Rate Sensitive Instruments and Risk Management

The Company's financial instruments, derivative financial instruments and derivative commodity contracts are exposed to potential losses due to adverse changes in interest rates, foreign currency exchange rates, commodity prices and equity security prices as described below. Interest rate risk generally is related to the Company's outstanding debt. The Company is exposed to foreign exchange risk associated with certain purchases denominated in foreign currencies. Commodity price risk is present in the Company's electric operations and energy marketing and trading operations due to the exposure to market shifts for prices received and paid for natural gas, electricity and other commodities. The Company uses derivative commodity contracts to manage price risk exposures for these operations. The Company is exposed to equity price risk primarily as a result of equity securities held in nuclear decommissioning trusts.

The Company's sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10 percent unfavorable change in interest rates and commodity prices.

Commodity Price Risk-Trading Activities

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

A hypothetical 10 percent unfavorable change in commodity prices would have resulted in a decrease of approximately $16 million and $7 million in the fair value of its commodity contracts held for trading purposes as of March 31, 2002 and December 31, 2001, respectively.

Interest Rate Risk

The Company manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. The Company also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at March 31, 2002 and December 31, 2001, a hypothetical 10 percent increase in market interest rates would decrease annual earnings by approximately $1 million and $2 million, respectively.

Foreign Exchange Risk

The Company manages its foreign exchange risk exposure associated with anticipated future purchases of nuclear fuel related services denominated in foreign currencies by utilizing currency forward contracts. At present, the Company's exposure to foreign currency risk associated with purchases denominated in foreign currencies is minimal and therefore the Company has not presented quantitative information about foreign currency risk on a quarterly basis.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Equity Price Risk

The Company is subject to equity price risk due to marketable equity securities held as investments in the nuclear decommissioning trusts. These marketable equity securities are reported on the balance sheet at fair value. There have been no significant changes in the trust fund balances since December 31, 2001.

Forward-Looking Statements

The matters discussed in this Item may contain "forward-looking statements" as described in the introductory paragraphs under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. The reader's attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect the future of the Company.

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by us, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there also may be administrative proceedings on these matters pending. In addition, in the normal course of business, the Company and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations. See Future Issues in Management's Discussion and Analysis (MD&A) and Item 5 - Other Information for discussion on various regulatory proceedings to which the Company is a party.

In April 2002, the U.S. Court of Appeals for the District of Columbia vacated and remanded a Federal Energy Regulatory Commission (FERC) order that Dominion had contested. The FERC order, issued in May 2000, originally required Dominion to adopt codes of conduct among its regulated and unregulated energy affiliates as a condition of FERC's approval of the merger between Dominion and CNG.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1

Restated Articles of Incorporation, as amended, as in effect on May 6, 1999 (Exhibit 3.1, Form 10-Q for the period ended March 31, 1999, File No. 1-2255, incorporated by reference) and as amended December 12, 2001 and December 18, 2001 (Exhibit 3.1, Form 10-K for the fiscal year ended December 31, 2001, File No. 1-2255, incorporated by reference).

3.2	Bylaws, as amended, as in effect on April 28, 2000 (Exhibit 3, Form 10- Q for the period ended March 31, 2000, File No. 1-2255, incorporated by reference).

(b) Reports on Form 8-K:

The Company filed a report on Form 8-K, dated January 18, 2002, relating to the Virginia Commission's Order on Functional Separation.
The Company filed a report on Form 8-K, dated January 29, 2002, relating to Dominion's press release announcing unaudited results of operations for the fiscal year ended December 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VIRGINIA ELECTRIC AND POWER COMPANY. Registrant

May 3, 2002	/s/ Steven A. Rogers
Steven A. Rogers Vice President (Principal Accounting Officer)