Form 10-Q
period 2002-06-30
VIRGINIA ELECTRIC & POWER CO
filed 2002-08-07
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________

(Mark one)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

or

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

Yes   X    No __

At July 31, 2002, 171,484 shares of common stock, without par value, of the registrant were outstanding, all of which were held, beneficially and of record, by Dominion Resources, Inc.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three and Six Months Ended June 30, 2002 and 2001	3
	Consolidated Balance Sheets - June 30, 2002 and December 31, 2001	4-5
	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24-25
	PART II. Other Information
Item 1.	Legal Proceedings	26
Item 5.	Other Information	26
Item 6.	Exhibits and Reports on Form 8-K	27

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Millions)

Operating Revenue	$1,221	$1,177	$2,373	$2,399

Operating Expenses
Electric fuel and energy purchases, net	304	302	594	622
Purchased electric capacity	160	158	344	346
Other operations and maintenance	257	250	457	681
Depreciation and amortization	125	128	256	255
Other taxes	34	42	69	89
Total operating expenses	880	880	1,720	1,993

Income from operations	341	297	653	406

Other income	11	10	18	17

Interest and related charges:
Interest expense	69	76	143	150
Distributions - preferred securities of subsidiary trust	3	3	5	6
Total interest and related charges	72	79	148	156

Income before income taxes	280	228	523	267
Income taxes	105	94	194	108
Net Income	175	134	329	159
Preferred dividends	5	6	9	13
Balance available for common stock	$ 170	$ 128	$ 320	$ 146

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2002	December 31, 2001*
ASSETS	(Millions)

Current Assets
Cash and cash equivalents	$ 45	$ 84
Customer accounts receivable, net	1,473	1,105
Other accounts receivable	39	57
Receivables from affiliates	22	54
Inventories	436	371
Derivative and energy trading assets	1,220	1,039
Prepayments	71	140
Other	86	71
Total current assets	3,392	2,921

Investments
Nuclear decommissioning trust funds	866	858
Other	23	25
Total investments	889	883

Property, Plant and Equipment
Property, plant and equipment	17,522	17,232
Accumulated depreciation and amortization	(8,194)	(7,985)
Total property, plant and equipment, net	9,328	9,247

Deferred Charges and Other Assets
Intangible assets, net	107	113
Regulatory assets	203	231
Derivative and energy trading assets	387	323
Other, net	65	66
Total deferred charges and other assets	762	733

Total assets	$14,371	$13,784

  _______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial  Statements at that date.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2002	December 31, 2001*
LIABILITIES AND SHAREHOLDER'S EQUITY	(Millions)

Current Liabilities
Securities due within one year	$ 525	$ 535
Short-term debt	382	436
Accounts payable, trade	1,212	1,014
Payables to affiliates	360	192
Accrued interest, payroll and taxes	229	214
Derivative and energy trading liabilities	1,178	1,010
Other	174	218
Total current liabilities	4,060	3,619

Long-Term Debt	3,944	3,704

Deferred Credits and Other Liabilities
Deferred income taxes	1,562	1,537
Deferred investment tax credits	104	113
Derivative and energy trading liabilities	278	246
Other	170	170
Total deferred credits and other liabilities	2,114	2,066
Total liabilities	10,118	9,389

Commitments and Contingencies (See Note 9)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust**	135	135

Preferred Stock
Preferred stock not subject to mandatory redemption	384	384

Common Shareholder's Equity
Common stock, no par, 300,000 shares authorized, 171,484 shares outstanding	2,738	2,738
Other paid-in capital	15	14
Accumulated other comprehensive income (loss)	2	(4)
Retained earnings	979	1,128
Total common shareholder's equity	3,734	3,876

Total liabilities and shareholder's equity	$14,371	$13,784

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial  Statements at that date.

**Debt securities issued by Virginia Electric and Power Company constitute 100 percent of the trust's assets.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2002	2001
	(Millions)
Cash Flows From (Used In) Operating Activities
Net Income	$329	$159
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	289	297
Deferred income taxes	11	25
Deferred investment tax credits	(8)	(8)
Deferred fuel expenses, net	29	12
Net unrealized (gains) losses on energy trading contracts	9	(13)
Changes in current assets and liabilities:
Accounts receivable	(349)	(103)
Affiliated accounts receivables and payables	(10)	(54)
Inventories	(65)	(54)
Prepayments	69	81
Accounts payable, trade	198	250
Accrued interest, payroll and taxes	16	(23)
Other	(88)	34
Net Cash Flows From Operating Activities	430	603

Cash Flows From (Used In) Investing Activities
Plant expenditures	(316)	(295)
Nuclear fuel	(25)	(35)
Nuclear decommissioning contributions	(18)	(18)
Other	1	34
Net cash used in investing activities	(358)	(314)

Cash Flows From (Used In) Financing Activities
Issuance of long-term debt	533	650
Repayment of long-term debt	(312)	(190)
Repayment of short-term debt, net	(54)	(582)
Common stock dividend payments	(259)	(155)
Other	(19)	(21)
Net cash used in financing activities	(111)	(298)

Decrease in cash and cash equivalents	(39)	(9)
Cash and cash equivalents at beginning of period	84	141
Cash and cash equivalents at end of period	$ 45	$ 132

Supplemental Cash Flow Information
Noncash exchange of mortgage bonds for senior notes	$ 117	-

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Virginia Electric and Power Company (Virginia Power), a Virginia public service company, is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company is a regulated public utility that generates, transmits and distributes electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. It sells electricity to approximately 2.2 million retail customers, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia's total land area but accounts for over 80% of its population. The Company has trading relationships beyond its retail service territory and buys and sells wholesale electricity, natural gas and other energy commodities. Within this document, the term "Company" refers to the entirety of Virginia Electric and Power Company, including its Virginia and North Carolina operations, and all of its subsidiaries.

The Company manages its daily operations through two operating segments, Energy and Delivery. In addition, the Company also presents its corporate and other operations as an operating segment. See Note 12.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited consolidated financial statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of June 30, 2002 and its results of operations for the three and six-month periods and cash flows for the six-month periods ended June 30, 2002 and 2001.

The accompanying unaudited consolidated financial statements represent the accounts of the Company and its subsidiaries, with all significant intercompany transactions and accounts eliminated in consolidation.

The consolidated financial statements reflect certain estimates and assumptions made by management in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

The Company reports certain contracts and instruments at fair value in accordance with generally accepted accounting principles. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, the Company estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a more detailed discussion of the Company's estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, timing of fuel expense recovery and other factors.

During the second quarter of 2002, the Company extended the useful lives of most of its fossil fuel stations and distribution property based on depreciation studies that indicated longer lives were appropriate after considering the effects of aging, current and planned environmental and other capital expenditures. The new estimated useful lives of the Company's property, plant and equipment are as follows: generation 20-65 years, transmission 30-70 years, distribution 23-53 years, and other 5-25 years. These changes in estimated useful lives reduced depreciation

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

expense by $8 million for the second quarter of 2002. These changes are expected to reduce depreciation expense for the entirety of 2002 by approximately $40 million and approximately $60 million on an annual pre-tax basis thereafter.

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Note 3. Recently Issued Accounting Standards

Asset Retirement Obligations

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be an operating expense. The Company will adopt this standard effective January 1, 2003. The Company has identified certain retirement obligations that will be subject to the standard. These obligations are associated with the decommissioning of its nuclear generation facilities and removal of certain storage tanks. The standard requires that any transition adjustments measured at adoption will be recognized as a cumulative effect of a change in accounting principle. The Company has not yet determined the financial impact of adopting this new standard. For more discussion, see Note 4 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 4. Goodwill and Intangible Assets

In 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 also requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company adopted SFAS No. 142 on January 1, 2002. The Company does not have any goodwill; thus the provisions of SFAS No. 142 requiring the discontinuance of goodwill amortization did not have an impact on the Company's results of operations in the first six months of 2002.

The Company has concluded that all of its intangible assets have finite lives and, therefore, are subject to amortization. Intangible assets amortization expense was $5 million for the second quarter of both 2002 and 2001, and $11 million and $10 million for the six months ended June 30, 2002 and June 30, 2001, respectively. There were no material acquisitions of intangible assets during the first half of 2002. The components of intangible assets were as follows:

	Gross Carrying Amount	Accumulated Amortization
(Millions)
Software and software licenses	$176	$79
Other	16	6
Total	$192	$85

Amortization expense for intangible assets is estimated to be $23 million for 2002, $22 million for 2003, $20 million for 2004, $13 million for 2005 and $10 million for 2006.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5. Restructuring Activities

2001 Restructuring Plan

In the fourth quarter of 2001, after fully integrating Dominion's existing organization and operations, including those of the Company, with those of Consolidated Natural Gas Company (CNG), management initiated a focused review of Dominion's combined operations. As a result, the Company recognized restructuring costs which included employee severance and related benefits.

Under the 2001 restructuring plan, the Company identified 124 salaried positions to be eliminated and recorded $16 million in employee severance-related costs. Through June 30, 2002, the Company had eliminated 86 positions.

The change in the liabilities for severance and related costs during the first six months of 2002 is presented below:

(Millions)	Severance Liability
Balance at December 31, 2001	$16
Amounts Paid	(3)
Balance at June 30, 2002	$13

For additional information on restructuring activities, see Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 6. Comprehensive Income

Total comprehensive income was $182 million and $132 million for the three months ended June 30, 2002 and 2001, respectively. Total comprehensive income was $335 million and $141 million for the six months ended June 30, 2002 and 2001, respectively.

Note 7. Derivatives and Hedge Accounting

The Company recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $14 million, net of taxes of $9 million, in the first quarter of 2001 in connection with the January 1, 2001 adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Changes in the Company's accumulated other comprehensive income (loss) associated with the effective portion of the change in fair value of derivatives designated as hedging instruments in cash flow hedges, net of taxes, and related amounts reclassified to earnings follow:

Three Months Ended June 30,		Six Months Ended June 30,
2002	2001	2002	2001
(Millions)
$7	$(2)	$6	$(4)

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Based on balances at June 30, 2002, the Company expects to reclassify approximately $1 million of net losses from AOCI to earnings during the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market prices. The effect of amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated purchases) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of June 30, 2002, the Company is hedging its exposure to the variability in future cash flows for forecasted transactions over periods of one to four years. There was no hedge ineffectiveness recognized during the three and six month periods ended June 30, 2002. For the six months ended June 30, 2001, the Company recognized a pre-tax increase in earnings of approximately $1 million, principally in the first quarter, for hedge ineffectiveness.

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

Note 8. Significant Debt Transactions

Joint Credit Facilities

In May 2002, Dominion, CNG and the Company entered into two joint credit facilities that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2003 and a $750 million 3-year revolving credit facility that terminates in May 2005. The $1.25 billion 364-day revolving credit facility replaced a similar credit facility of $1.75 billion that matured in May 2002. The new facilities will be used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company and for other general corporate purposes. The multi-year facility can also be used to support up to $200 million of letters of credit. Letters of credit issued under the facility totaled $185 million at June 30, 2002, and were primarily issued on behalf of CNG.

Long Term Debt

During the first quarter of 2002, the Company redeemed its $200 million, 6.75 percent 1997-A mortgage bonds due February 1, 2007. The Company completed the redemption by issuing $650 million of 5.375 percent senior notes due 2007. The redemption included a direct exchange of $117 million of the senior notes for the mortgage bonds. The Company used the remaining cash proceeds from the issuance of the senior notes to redeem the remaining $83 million of the mortgage bonds and for general corporate purposes, including the repayment of other debt.

In March 2002, the Company repaid $220 million of maturing medium-term notes.

Note 9. Commitments and Contingencies

Other than the environmental matter discussed below, there have been no significant developments regarding commitments and contingencies disclosed in Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, nor have any significant new matters arisen during the six months ended June 30, 2002.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Environmental Matters

During 2000, the Company received a Notice of Violation from the Environmental Protection Agency (EPA), alleging that the Company failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against the Company alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. The Company also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management believes that the Company has obtained the necessary permits for its generating facilities. The Company has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at the Company's coal-fired generating stations in Virginia and West Virginia. The Company had already committed to a substantial portion of the $1.2 billion expenditures for sulfur dioxide and nitrogen oxide emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. As of June 30, 2002, the Company has recorded, on a discounted basis, $18 million for the civil penalty and environmental projects. In May 2002, the EPA issued a Section 114 request for information about whether projects undertaken at the Company's Chesterfield, Chesapeake, Yorktown, Possum Point and Bremo Bluff power stations were properly permitted under the Clean Air Act's New Source Review requirements, to which the Company responded in a timely manner.

Surety Bonds

At June 30, 2002, the Company had $57 million of surety bonds associated with the financial assurance requirements imposed by the Nuclear Regulatory Commission with respect to the decommissioning of the Company's nuclear units. Under the terms of the surety bonds, the Company is obligated to indemnify the respective surety bond company for any amounts paid.

Note 10. Related Party Transactions

The Company, through an unregulated subsidiary, exchanges certain quantities of natural gas with other Dominion affiliates in the ordinary course of business. The affiliated commodity transactions are presented below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Millions)
Purchases of natural gas, gas transportation and storage services from affiliates
	$41	$40	$ 68	$ 87
Sales of natural gas to affiliates	67	77	106	107

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Through the same unregulated subsidiary, the Company is involved in facilitating Dominion's enterprise risk management strategy. In connection with this strategy, the Company enters into certain commodity derivative contracts with other Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by Dominion affiliates to manage commodity price risks associated with purchases and sales of natural gas. As part of Dominion's enterprise risk management strategy, the Company generally manages such risk exposures by entering into offsetting derivative instruments with non-affiliates. The Company reports both affiliated and non-affiliated derivative instruments at fair value, with related changes included in earnings. The Company's consolidated balance sheets include derivative and energy trading assets of $65 million and $159 million with Dominion affiliates at June 30, 2002 and December 31, 2001, respectively, and derivative and energy trading liabilities of $67 million and $77 million with Dominion affiliates at June 30, 2002 and December 31, 2001, respectively. The Company's income from operations includes the recognition of the following derivative gains and losses on affiliated transactions:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
(Millions)
Net realized (gains) losses on commodity derivative contracts	$(10)	$2	$(31)	$40

Dominion Resources Services, Inc. (Dominion Services) provides certain administrative and technical services to the Company. The cost of services provided by Dominion Services to the Company in the second quarter of 2002 and 2001 was approximately $67 million and $76 million, respectively, and in the first six months of 2002 and 2001 was approximately $131 million and $139 million, respectively. The cost of services provided by the Company to Dominion Services was approximately $9 million in the second quarter of both 2002 and 2001 and, in the first six months of 2002 and 2001, was approximately $14 million and $10 million, respectively.

For information about the Company's agreement with Dominion Equipment II, Inc. to develop, construct, finance and lease a new power generation facility at its Possum Point station in Prince William County, Virginia, see Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

For additional information on transactions with related parties, see Note 21 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11.     Concentration of Credit Risk

Credit risk is the risk of financial loss to the Company if counterparties fail to perform their contractual obligations. The Company sells electricity and provides distribution and transmission services to a diverse group of customers, including residential, commercial and industrial customers as well as rural electric cooperatives and municipalities. In addition, the Company enters into contracts with various companies in the energy industry for purchases and sales of energy-related commodities, including natural gas, electricity in its energy trading, hedging and arbitrage activities. These transactions principally occur in the Northeast, Midwest and Mid-Atlantic regions of the United States. Management does not believe that this geographic concentration contributes significantly to the Company's overall exposure to credit risk.

Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Dominion and its subsidiaries, including the Company, maintain credit policies with respect to its counterparties that management believes minimize overall credit risk. Such policies include the evaluation of a prospective counterparty's financial condition, collateral requirements, where deemed necessary, and in the case of energy trading, hedging and arbitrage activities, the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. On behalf of the Company, Dominion also monitors the financial condition of existing counterparties on an ongoing basis. The Company maintains a provision for credit losses based upon factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on Dominion's credit policies and the June 30, 2002 provision for credit losses, that it is unlikely that a material adverse effect on its financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. In the calculation of net credit exposure, the Company's gross exposure is reduced by collateral made available by counterparties, including letters of credit and cash received by the Company and held as margin deposits. Presented below is a summary of the Company's gross and net credit exposure as of June 30, 2002. The amounts presented exclude accounts receivable for regulated electric retail distribution and regulated electric transmission services, amounts payable to affiliated companies, and the Company's provision for credit losses.

	At June 30, 2002(1)
(Millions)	Gross Credit Exposure	Collateral	Net Credit Exposure
Investment grade counterparties(2)	$240	$--	$240
Non-rated counterparties(3)	102	--	102
Rated non-investment grade counterparties(4)	75	--	75
Total	$417	$--	$417

_______________________

(1) While the reported amounts are as of June 30, 2002, counterparties are categorized based on credit ratings as of August 1, 2002.

(2) This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody's or BBB- assigned by Standard & Poor's Corporation (S&P). The largest individual investment grade counterparty represents approximately 7 percent of the total gross credit exposure.

(3) This category includes counterparties that have not been rated by Moody's or S&P. The largest individual non-rated counterparty represents approximately 9 percent of total gross credit exposure.

(4) This category includes counterparties with credit ratings that are below investment grade. The three largest rated non-investment grade counterparties, combined, represented 14 percent of the total gross credit exposure at June 30, 2002. The Company's net exposure to these three counterparties as of July 31, 2002, was $41 million, representing a gross credit exposure of $60 million, offset by $19 million of collateral made available to the Company subsequent to June 30, 2002.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12. Operating Segments

The Company manages its operations through the following operating segments:

Energy includes the Company's portfolio of generating facilities and power purchase contracts and its trading and marketing activities.

Delivery includes bulk power transmission, distribution and metering services and customer service and continues to be subject to the requirements of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

Corporate and Other includes certain expenses which are not allocated to the Energy and Delivery segments, including those related to the following: 1) corporate operations and assets; and 2) an after-tax charge of $136 million related to the termination of certain long-term power purchase contracts in 2001. (See Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.)
(Millions)	Energy	Delivery	Corporate and Other	Consolidated Total
Three Months Ended June 30, 2002
Operating revenue	$ 909	$309	$ 3	$1,221
Net income	105	70	-	175

Three Months Ended June 30, 2001
Operating revenue	881	291	5	1,177
Net income	83	52	(1)	134

Six Months Ended June 30, 2002
Operating revenue	1,769	598	6	2,373
Net income	192	137	-	329

Six Months Ended June 30, 2001
Operating revenue	1,801	593	5	2,399
Net income	179	117	(137)	159

For more information, see Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of Virginia Power. MD&A should be read in conjunction with the Consolidated Financial Statements. "The Company" is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one of Virginia Power's consolidated subsidiaries or the entirety of Virginia Power and its consolidated subsidiaries. The Company is a wholly-owned subsidiary of Dominion Resources, Inc.

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

  The Company's pursuit of potential business strategies, including acquisitions or dispositions of assets and its business separation plan;

  Regulatory factors such as changes in the policies or procedures that set rates, changes in the Company's ability to recover investments made under traditional regulation through rates and changes to the frequency and timing of rate increases;

  Transfer of control over the Company's transmission facilities to a regional transmission entity;
  Risks associated with the operation of nuclear facilities;

  Financial or regulatory accounting principles or policies imposed by standard-setting bodies;

  Political, legal and economic conditions and developments in the U.S., including the threat of domestic terrorism, inflation rates and monetary fluctuations;

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

  Changing rating agency requirements;

  The performance of the Company's projects and the success of efforts to invest in and develop new opportunities, including development of power generation facilities;

  Unanticipated changes in operating expenses and capital expenditures;
  The cost of replacement electric energy in the event of unscheduled generation outages; and

  Employee workforce factors, including collective bargaining agreements and labor negotiations with union employees.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has based its forward-looking statements on management's beliefs and assumptions using information available at the time the statements were made. The Company cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, materially differ from actual results. The Company undertakes no obligation to update any forward-looking statements to reflect developments occurring after the statements are made. Interested parties should also consider other risks identified from time to time in the Company's reports and registration statements filed with the SEC.

Operating Segments

In general, management's discussion of the Company's results of operations focuses on the contributions of its operating segments. However, the discussion of the Company's financial condition under Liquidity and Capital Resources is for the entirety of the Company. The Company's two operating segments are Energy and Delivery. In addition, the Company presents its corporate and other operations, including certain expenses which are not allocated to the Energy and Delivery segments, as a segment. For more information on the Company's operating segments, see Note 12 to the Consolidated Financial Statements.

Critical Accounting Policies

See MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a detailed discussion of the Company's critical accounting policies. These policies include the accounting for risk management and energy trading contracts at fair value and accounting for regulated operations.

Results Of Operations

The Company's discussion of its results of operations includes a summary of contributions by the operating segments to net income, an overview of consolidated 2002 and 2001 results of operations and a more detailed discussion of the results of operations of the operating segments.
(Millions)	Net Income		Operating Revenue		Operating Expenses
Three Months Ended June 30,	2002	2001	2002	2001	2002	2001

Energy	$105	$ 83	$ 909	$ 881	$710	$698
Delivery	70	52	309	291	166	174
Corporate and Other	-	(1)	3	5	4	8
Total	$175	$134	$1,221	$1,177	$880	$880

Six Months Ended June 30,	2002	2001	2002	2001	2002	2001

Energy	$192	$179	$1,769	$1,801	$1,394	$1,426
Delivery	137	117	598	593	319	337
Corporate and Other	-	(137)	6	5	7	230
Total	$329	$159	$2,373	$2,399	$1,720	$1,993

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The following table provides data on electricity supplied by Energy and transported by Delivery:
Three Months Ended June 30,	2002	2001
Energy-mwhr supplied (million mwhr)	18.0	17.2
Delivery- mwhr delivered (million mwhr)	18.0	17.3

Six Months Ended June 30,	2002	2001
Energy-mwhr supplied (million mwhr)	35.3	36.1
Delivery- mwhr delivered (million mwhr)	35.6	36.4

Consolidated Operating Results for the Second Quarter and First Six Months of 2002

Net income increased $41 million to $175 million for the three months ended June 30, 2002, as compared to the same period in 2001. Comparably higher temperatures and customer growth in the Company's regulated electric service territories resulted in higher revenues for the second quarter of 2002. The Company's electric and gas trading and marketing operations revenue, net of related cost of sales, decreased for the second quarter of 2002. Total operating expenses were the same in the comparative periods. Other taxes decreased, as compared to 2001, primarily due to a reduction in average business and occupation tax rates and the impact of favorable resolution of prior year sales and use tax issues.

Net income increased $170 million to $329 million for the six months ended June 30, 2002, as compared to the same period in 2001. Net income increased due primarily to an after-tax charge of $136 million taken in the first quarter of 2001 in connection with the termination of certain long-term power purchase agreements under which the Company previously purchased electric energy. Operating revenue decreased in 2002, reflecting the effect of comparably milder weather on regulated electric sales during the first quarter, offset by customer growth and the increase in second quarter sales resulting from comparably higher temperatures. Net revenue from trading and marketing operations also decreased for the first six months of 2002. Other taxes decreased, as compared to 2001, primarily due to a reduction in average business and occupation tax rates and the impact of favorable resolution of prior year sales and use tax issues.

Energy Segment

Second Quarter 2002 Results

Energy's net income contribution increased $22 million to $105 million for the three months ended June 30, 2002, as compared to the same period in 2001. Comparably higher temperatures and customer growth contributed approximately $22 million and $10 million, respectively, to the $44 million increase in regulated electric sales. The increase also included approximately $10 million attributable to higher fuel recoveries, which is directly offset in electric fuel and energy purchases expense and does not contribute to net income. There were 25 percent more cooling degree days in the second quarter of 2002 as compared to 2001, and there were approximately 44,000 new electric customers added over the last twelve months. The Company's non-regulated electric and gas trading and marketing operations' revenue decreased by $18 million in the second quarter of 2002, as compared to 2001. Non-regulated gas sales revenue decreased $11 million due to the effect of unfavorable price changes on commodity contracts held and not yet settled, partially offset by increased trading margins on comparably higher volumes of trades.

Operating expenses increased $12 million to $710 million in the second quarter of 2002, primarily due to increases in other operations and maintenance expense, offset by decreases in other taxes and depreciation. Other operations and maintenance expense increased primarily due to a $5 million increase in general and administrative expenses and a $5 million increase in credit reserves. Depreciation expense decreased by $3 million, representing the net effect of a $5 million decrease for changes in the estimated useful lives of fossil-fired generation property, offset by a $2 million increase related to new property additions. See Future Issues for additional discussion.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Six Months Ended June 30, 2002 Results

Net income contribution for the Energy segment increased $13 million to $192 million for the six months ended June 30, 2002, as compared to the same period in 2001. While regulated electric sales revenue was higher for the second quarter of 2002, as compared to 2001, such revenue increased only approximately $3 million for the six month period ending June 30, 2002, as compared to 2001, as a result of milder weather in the first quarter of 2002. The Company's trading and marketing operations' revenue decreased by $42 million in the first six months of 2002, as compared to 2001. Non-regulated gas sales revenue decreased approximately $58 million due to the effect of unfavorable price changes on commodity contracts held and not yet settled, partially offset by increased trading margins on comparably higher volumes of trades. The decrease in the non-regulated gas revenues was partially offset by an approximately $16 million increase in non-regulated electric sales revenue due primarily to the effect of favorable price changes on commodity contracts held and not yet settled and increased volumes of trading activities.

Operating expenses decreased $32 million to $1,394 million in the six month period ended June 30, 2002, primarily due to decreases in electric fuel and energy purchases offset by increases in other operations and maintenance expense and other taxes. Electric fuel and energy purchases, net decreased $29 million primarily due to a change in generation mix and comparatively milder weather in the first quarter of 2002. The increases in other operations and maintenance expense is primarily due to a $7 million increase in administrative and general expenses and a $5 million increase in credit reserves.

Selected Information-Energy Trading Activities

Energy manages the Company's energy trading, hedging and arbitrage activities through the Dominion Energy Clearinghouse (the Clearinghouse). In Selected Information-Energy Trading Activities in the MD&A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company discussed the energy trading, hedging and arbitrage activities of the Clearinghouse and related accounting policies. For additional discussion of trading activities, see Market Rate Sensitive Instruments and Risk Management.

A summary of the changes in the unrealized gains and losses in the Company's portfolio of energy contracts held for trading purposes during the first six months of 2002 follows:

Energy Trading Contracts
(Millions)

Net unrealized gain at December 31, 2001	$ 154
Contracts realized or otherwise settled during the period	(28)
Net unrealized gain at inception of contracts initiated during the period	30
Changes in valuation techniques	-
Other changes, including changes in commodity prices and arbitrage gains and losses	(11)
Net unrealized gain at June 30, 2002	$ 145

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The balance of net unrealized gains and losses in the Company's portfolio of energy trading contracts at June 30, 2002 is summarized in the following table based on the approach used to determine fair value and the contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value:	Less than 1 year	1-2 years	2-3 years	3-5 years	Greater than 5 years	Total
	(Millions)
Prices actively quoted	$ 25	$24	$12	-	-	$61
Prices provided by other external sources	-	11	12	$15	-	38
Prices based on models and other valuation methods	19	4	3	8	$12	46
Total	$44	$39	$27	$23	$12	$145

Delivery Segment

Second Quarter 2002 Results

Delivery's net income contribution increased $18 million to $70 million for the three months ended June 30, 2002, as compared to the same period in 2001. Comparably higher temperatures in 2002 and customer growth contributed approximately $10 million and $5 million, respectively, to the increase in regulated electric sales. Depreciation decreased by $2 million, representing the net effect of a $3 million decrease for changes in the estimated useful lives of distribution plant, offset by a $1 million increase related to new property additions. See Future Issues for additional discussion.

Six Months Ended June 30, 2002 Results

Delivery's net income contribution increased $20 million to $137 million for the six months ended June 30, 2002, as compared to the same period in 2001. While revenue from regulated electric sales was higher for the second quarter of 2002, as compared to 2001, revenue from regulated electric sales increased only $6 million for the six month period ended June 30, 2002, as compared to 2001, due primarily to milder weather in the first quarter of 2002. Operations and maintenance expense decreased $13 million, including a decrease of $11 million in administrative and general expenses as a result of restructuring activities and a decrease in expenditures for contractors.

Corporate and Other

Second Quarter and Six Months Ended June 30, 2002 Results

Net losses for the Corporate and Other segment remained approximately the same for the three months ended June 30, 2002, as compared to the same period in 2001. Net losses for the Corporate and Other segment for the first six months of 2002, as compared to 2001, decreased $137 million reflecting a charge of $220 million ($136 million after-tax) in operations and maintenance expense, recorded in the first quarter of 2001 related to the termination of certain long-term power purchase agreements under which the Company previously purchased electric energy. For further information on the termination of the power purchase agreements, see Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Liquidity and Capital Resources

The Company depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash flow from operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through additional sales of securities.

Internal Sources of Liquidity

Cash flow from operating activities provided approximately $430 million and $603 million during the six months ended June 30, 2002 and 2001, respectively. The decrease in cash flow from operating activities was primarily due to a higher level of receivables at June 30, 2002. After dividend payments, cash flow from operating activities for the six month period ended June 30, 2002 was sufficient to cover on average, approximately 45 percent of the Company's total cash requirements.

The Company's operations are subject to risks and uncertainties that may negatively impact cash flows from operations. See the discussion of such factors in Internal Sources of Liquidity in the MD&A of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

External Sources of Liquidity

In the External Sources of Liquidity section of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company discussed its use of capital markets as well as the impact of credit ratings on the accessibility and costs of using these markets. In addition, that section of MD&A discussed various covenants present in the enabling agreements underlying the Company's debt. As of June 30, 2002, there have been no downgrades of the Company's credit ratings, as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In addition, there have been no changes to or events of default under the Company's debt covenants.

Long-term Debt

In the first quarter of 2002, the Company redeemed its $200 million, 6.75 percent 1997-A mortgage bonds due February 1, 2007. The Company completed the redemption by issuing $650 million of 5.375 percent senior notes due 2007. The redemption included a direct exchange of $117 million of the senior notes for the mortgage bonds. The Company used the remaining cash proceeds from the issuance of the senior notes to redeem the remaining $83 million of the mortgage bonds and for general corporate purposes, including the repayment of other debt.

In March 2002, the Company repaid $220 million of maturing medium-term notes.

Preferred Stock

On August 6, 2002, the Company called for full redemption on September 5, 2002 its outstanding $50 million in aggregate principal of September 1992A series auction market preferred stock.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Joint Credit Facilities

In May 2002, Dominion, CNG and the Company entered into two joint credit facilities that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2003 and a $750 million 3-year revolving credit facility that terminates in May 2005. The $1.25 billion 364-day revolving credit facility replaced a similar credit facility of $1.75 billion that matured in May 2002. These new facilities will be used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company and other general corporate purposes. The multi-year facility can also be used to support up to $200 million of letters of credit. Letters of credit issued under the facility totaled $185 million at June 30, 2002, and were primarily issued on behalf of CNG.

Short-term Debt

At June 30, 2002, net borrowings under the commercial paper program were $382 million, a decrease of $54 million from December 31, 2001. Commercial paper borrowings are used primarily to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by cash provided from operations.

In addition to commercial paper, the Company may also issue up to $200 million in aggregate principal amount of extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes expected to be sold in private placements. All ECNs would have a stated maturity of 390 days from issuance and may be redeemed within 90 days or less from issuance at the Company's option. There were no ECNs outstanding at June 30, 2002.

Amounts Available under Shelf Registrations

At June 30, 2002, the Company had $250 million of available capacity under currently effective shelf registrations with the SEC that would permit the Company to issue debt and preferred securities to meet future capital requirements. The Company filed an additional shelf registration statement with the SEC for $2 billion which became effective July 31, 2002. Securities that may be issued under the new shelf registration are senior notes (including medium-term notes), first and refunding mortgage bonds, subordinated notes, trust preferred securities and preferred stock.

Capital Expenditures

During the six months ended June 30, 2002, investing activities resulted in a net cash outflow of $358 million. These activities included plant expenditures of $316 million and nuclear fuel expenditures of $25 million. The plant expenditures related to generation-related projects were $153 million and included costs related to environmental upgrades and routine capital improvements. The plant expenditures related to transmission and distribution-related projects were $153 million, reflecting routine capital improvements and expenditures associated with new connections. Other general and information technology projects represented the remaining $10 million of capital expenditures.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Contractual Cash Obligations and Commitments

As of June 30, 2002, other than scheduled maturities of debt issued during the first six months of 2002, there have been no significant changes to the contractual obligations and commitments previously disclosed in the Contractual Cash Obligations and Commitments section of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Future Issues

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the financial statements included in this report. The Company recommends that this section be read in conjunction with Future Issues and Outlook in MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Regulated Electric Operations

Separation of Electric Generation and Delivery Operations

The Virginia Electric Utility Restructuring Act was enacted in 1999 and, among other things, addressed divestiture, functional separation and other corporate relationships. The Act required Virginia's electric utilities to file with the Virginia State Corporation Commission (Virginia Commission) their plans to separate generation from transmission and distribution operations.

The Company's proposed separation plan included transferring the generation assets and operations, including its non-utility power purchase contracts, from the Company, to a separate affiliated company. In December 2001, the Virginia Commission directed the Company to separate its generation, distribution and transmission functions through creation of divisions within the Company, rather than through transfer of generation assets to a separate affiliate. The Virginia Commission's December 2001 order did not preclude further consideration of the Company's proposed corporate reorganization and asset transfer, pending, in the Virginia Commission's view, further developments in needed market structures and competitive retail electric generation markets. The Company has decided not to appeal the Virginia Commission's order. No assessment can be made at this time concerning future developments.

Regional Transmission Organization

On June 25, 2002, the Company and PJM Interconnection LLC (PJM) announced that the companies have executed an agreement to have the Company's 6,000 miles of transmission lines operated on a regional basis by PJM. The memorandum of understanding signed by both companies establishes a process for the Company to become a member of the PJM regional transmission organization, contingent on certain conditions. Under the terms of the agreement, the Company would establish PJM South, which is similar to the newly established PJM West and would allow the Company's control area to be operated separately under the single PJM energy market. The agreement between the Company and PJM is subject to approvals by the Federal Energy Regulatory Commission, the Virginia Commission and the North Carolina Public Utilities Commission. Both parties have 120 days to finalize specifics of the agreement, which states that the Company's transmission assets will be fully integrated into the PJM market as soon as possible.

Environmental Matters

During 2000, the Company received a Notice of Violation from the EPA alleging that it failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against the Company alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. The Company also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

believes that the Company has obtained the necessary permits for its generating facilities. The Company has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at the Company's coal-fired generating stations in Virginia and West Virginia. The Company had already committed to a substantial portion of the $1.2 billion expenditures for sulfur dioxide and nitrogen oxide emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. In May 2002, the EPA issued a Section 114 request for information about whether projects undertaken at the Company's Chesterfield, Chesapeake, Yorktown, Possum Point and Bremo Bluff power stations were properly permitted under the Clean Air Act's New Source Review requirements, to which the Company responded in a timely manner.

Other

Contract Talks with Electric Union Continue

The Company and the International Brotherhood of Electrical Workers Local 50 (Local 50) have been negotiating a new contract since late January 2002. The existing contract was ratified in 1995 for three years and extended twice, each time for two years. Local 50 represents about 3,700 union employees, including linemen, meter readers, power station operators, mechanics and electricians. In June 2002, Local 50 membership rejected a labor contract offer presented by the Company and granted strike authorization authority to Local 50. Following additional negotiations and labor contract offers by both parties, Local 50 began its strike on August 2, 2002. Subsequently, the Company and Local 50 have met at the request of a federal mediator and additional meetings are anticipated.

Accounting Matters

Impacts of Change in Depreciation Rates

During the second quarter of 2002, the Company extended the useful lives of most of its fossil fuel stations and distribution property based on depreciation studies that indicated longer lives were appropriate after considering the effects of aging, current and planned environmental and other capital expenditures. The new estimated useful lives of the Company's property, plant and equipment are as follows: generation 20-65 years, transmission 30-70 years, distribution 23-53 years, and other 5-25 years. These changes in estimated useful lives reduced depreciation expense by $8 million for second quarter of 2002. These changes are expected to reduce depreciation expense for the entirety of 2002 by approximately $40 million and approximately $60 million on an annual pre-tax basis thereafter.

Recently Issued Accounting Standards

In 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 143, Accounting for Asset Retirement Obligations. See Notes 3 and 4 to the Consolidated Financial Statements for a discussion of the impact of adopting these new standards.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Rate Sensitive Instruments and Risk Management

The Company's financial instruments, derivative financial instruments and derivative commodity contracts are exposed to potential losses due to adverse changes in interest rates, foreign currency exchange rates, commodity prices and equity security prices as described below. Interest rate risk generally is related to the Company's outstanding debt. The Company is exposed to foreign exchange risk associated with certain purchases denominated in foreign currencies related to purchases of nuclear fuel. Commodity price risk is present in the Company's electric operations and energy marketing and trading operations due to the exposure to market shifts for prices received and paid for natural gas, electricity and other commodities. The Company uses derivative commodity contracts to manage price risk exposures for these operations. The Company is exposed to equity price risk primarily as a result of equity securities held in nuclear decommissioning trusts.

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

A hypothetical 10 percent unfavorable change in commodity prices would have resulted in a decrease of approximately $25 million and $7 million in the fair value of its commodity contracts held for trading purposes as of June 30, 2002 and December 31, 2001, respectively.

Interest Rate Risk

The Company manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. The Company also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at June 30, 2002 and December 31, 2001, a hypothetical 10 percent increase in market interest rates would decrease annual earnings by approximately $2 million in each period.

Foreign Exchange Risk

The Company manages its foreign exchange risk exposure associated with anticipated future purchases of nuclear fuel related services denominated in foreign currencies by utilizing currency forward contracts. At present, the Company's exposure to foreign currency risk associated with purchases denominated in foreign currencies is minimal, and therefore the Company has not presented quantitative information about foreign currency risk on a quarterly basis.

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

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company and its subsidiaries are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by us, or permits issued by various local, state and federal agencies for the construction or operation of facilities. From time to time, there also may be administrative proceedings on these matters pending. In addition, in the normal course of business, the Company and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations. See Future Issues in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Item 5 - Other Information for discussion on various regulatory proceedings to which the Company is a party.

In June 2002, two North Carolina landowners filed a purported class action lawsuit against Virginia Electric and Power Company (Virginia Power) and Dominion Telecom, Inc. (Dominion Telecom) in the U.S. District Court in Richmond, Virginia. The plaintiffs claim that Virginia Power and Dominion Telecom strung fiber-optic cable across their land, along a Virginia Power electric transmission corridor without paying compensation. The plaintiffs are seeking damages for trespass and "unjust enrichment" as well as punitive damages from Virginia Power and Dominion Telecom. The named plaintiffs purport to "represent a class . . . consisting of all owners of land in North Carolina and Virginia, other than public streets or highways, that underlies [Virginia Power's] electric transmission lines and on or in which fiber optic cable has been installed." The named plaintiffs have asked that the court allow the lawsuit to proceed as a class action.

In July 2002, Virginia Power and Dominion Telecom filed a motion to dismiss the complaint. Virginia Power and Dominion Telecom disagree with the premises and allegations of the complaint, and intend to contest liability. The outcome of the proceeding, including an estimate as to any potential loss, cannot be predicted at this time.

ITEM 5. OTHER INFORMATION

The matters discussed in this Item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Cautionary Statements Regarding Forward-Looking Information in Part I, Item 2 for discussion of various risk factors and uncertainties that may affect the future of the Company.

Federal Energy Regulatory Commission (FERC) Standard Market Design Proposal

On July 31, 2002, FERC issued a Notice of Proposed Rulemaking in which it proposed to establish a standardized transmission service and wholesale electric market design for entities participating in wholesale electric markets. FERC proposes to exercise jurisdiction over the transmission component of bundled retail transactions, modify the existing electric transmission tariff to include a single tariff service applicable to all transmission customers, and provide a standard market design for wholesale electric markets. Comments on the proposal are due on or before October 15, 2002.

Regulation -Virginia

In July 2002, Virginia Power filed a fuel factor application with the Virginia Commission, seeking a reduction in the fuel factor to 1.576 cents/kWh for 2003. If approved, the new fuel factor will result in an annual decrease of approximately $22 million.

Also in July 2002, Virginia Power filed an application with the Virginia Commission to revise its market prices for generation and the resulting wires charges for 2003. The application proposes to use the same methodology as that approved by the Virginia Commission for 2002. Actual wires charges will be calculated later in 2002 following the Virginia Commission's approval of the market price methodology and the fuel factor for 2003.

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

3.2	Bylaws, as amended, as in effect on April 28, 2000 (Exhibit 3, Form 10- Q for the period ended March 31, 2000, File No. 1-2255, incorporated by reference).
12.1	Ratio of earnings to fixed charges (filed herewith).
12.2	Ratio of earnings to fixed charges and preferred dividends (filed herewith).
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 7, 2002	/s/ Steven A. Rogers
Steven A. Rogers Vice President (Principal Accounting Officer)