Form 10-Q
period 2002-09-30
VIRGINIA ELECTRIC & POWER CO
filed 2002-11-08
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q
___________

(Mark one)

   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

or

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

Yes   X    No __

At October 31, 2002, 171,484 shares of common stock, without par value, of the registrant were outstanding, all of which were held, beneficially and of record, by Dominion Resources, Inc.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX
		Page Number
PART I. Financial Information
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Income - Three and Nine Months Ended September 30, 2002 and 2001	3
	Consolidated Balance Sheets - September 30, 2002 and December 31, 2001	4-5
	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29-30
Item 4.	Controls and Procedures	31
	PART II. Other Information
Item 1.	Legal Proceedings	32
Item 5.	Other Information	32-34
Item 6.	Exhibits and Reports on Form 8-K	34-35

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Millions)

Operating Revenue	$1,474	$1,444	$3,847	$3,843

Operating Expenses
Electric fuel and energy purchases, net	361	354	955	976
Purchased electric capacity	173	170	517	516
Other operations and maintenance	225	255	682	936
Depreciation and amortization	117	128	373	383
Other taxes	44	42	113	131
Total operating expenses	920	949	2,640	2,942

Income from operations	554	495	1,207	901

Other income	11	5	28	22

Interest and related charges:
Interest expense	68	71	211	221
Distributions - preferred securities of subsidiary trust	6	2	11	8
Total interest and related charges	74	73	222	229

Income before income taxes	491	427	1,013	694
Income taxes	175	161	369	269
Net Income	316	266	644	425
Preferred dividends	5	6	13	19
Balance available for common stock	$ 311	$ 260	$ 631	$ 406

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2002	December 31, 2001*
ASSETS	(Millions)

Current Assets
Cash and cash equivalents	$ 46	$ 84
Customer accounts receivable, net	1,581	1,105
Other accounts receivable	73	57
Receivables from affiliates	26	54
Inventories	458	371
Derivative and energy trading assets	1,209	1,039
Margin deposit assets	70	10
Prepayments	31	140
Other	66	61
Total current assets	3,560	2,921

Investments
Nuclear decommissioning trust funds	778	858
Other	21	25
Total investments	799	883

Property, Plant and Equipment
Property, plant and equipment	17,630	17,232
Accumulated depreciation and amortization	(8,175)	(7,985)
Total property, plant and equipment, net	9,455	9,247

Deferred Charges and Other Assets
Intangible assets, net	116	113
Regulatory assets	249	231
Derivative and energy trading assets	374	323
Other, net	77	66
Total deferred charges and other assets	816	733

Total assets	$14,630	$13,784

  _______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial
    Statements at that date.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2002	December 31, 2001*
LIABILITIES AND SHAREHOLDER'S EQUITY	(Millions)

Current Liabilities
Securities due within one year	$ 361	$ 535
Short-term debt	448	436
Accounts payable, trade	1,349	1,014
Payables to affiliates	151	192
Short-term borrowings from parent	73	-
Accrued interest, payroll and taxes	248	214
Derivative and energy trading liabilities	1,142	1,010
Other	193	218
Total current liabilities	3,965	3,619

Long-Term Debt	3,925	3,704

Deferred Credits and Other Liabilities
Deferred income taxes	1,611	1,537
Deferred investment tax credits	100	113
Derivative and energy trading liabilities	271	246
Other	178	170
Total deferred credits and other liabilities	2,160	2,066
Total liabilities	10,050	9,389

Commitments and Contingencies (See Note 10)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts**	400	135

Preferred Stock
Preferred stock not subject to mandatory redemption	134	384

Common Shareholder's Equity
Common stock, no par, 300,000 shares authorized, 171,484 shares outstanding	2,738	2,738
Other paid-in capital	15	14
Accumulated other comprehensive income (loss)	-	(4)
Retained earnings	1,293	1,128
Total common shareholder's equity	4,046	3,876

Total liabilities and shareholder's equity	$14,630	$13,784

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

* The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited Consolidated Financial
    Statements at that date.
**Debt securities issued by Virginia Electric and Power Company constitute 100 percent of the trusts' assets.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2002	2001
	(Millions)
Cash Flows From (Used In) Operating Activities
Net Income	$644	$425
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	433	439
Deferred income taxes	46	27
Deferred investment tax credits	(13)	(13)
Deferred fuel expenses, net	(19)	(15)
Net unrealized (gains) losses on energy trading contracts	9	(57)
Changes in:
Accounts receivable	(492)	32
Affiliated accounts receivables and payables	(14)	(41)
Inventories	(87)	(77)
Prepayments	109	78
Accounts payable, trade	335	78
Accrued interest, payroll and taxes	36	119
Margin deposit assets and liabilities	(53)	(45)
Other	(64)	16
Net cash from operating activities	870	966

Cash Flows From (Used In) Investing Activities
Plant expenditures	(463)	(438)
Nuclear fuel	(47)	(58)
Nuclear decommissioning contributions	(27)	(27)
Other	(10)	57
Net cash used in investing activities	(547)	(466)

Cash Flows From (Used In) Financing Activities
Issuance (repayment) of short-term debt, net	12	(536)
Short-term borrowings from parent, net	73	-
Issuance of preferred securities of subsidiary trusts	400	-
Repayment of preferred securities of subsidiary trusts	(135)	-
Issuance of long-term debt	533	650
Repayment of long-term debt	(572)	(290)
Repayment preferred stock	(175)	-
Common stock dividend payments	(467)	(333)
Other	(30)	(29)
Net cash used in financing activities	(361)	(538)

Decrease in cash and cash equivalents	(38)	(38)
Cash and cash equivalents at beginning of period	84	141
Cash and cash equivalents at end of period	$ 46	$ 103

Supplemental Cash Flow Information
Noncash exchange of mortgage bonds for senior notes	$ 117	-

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

The Company manages its daily operations through two operating segments, Energy and Delivery. In addition, the Company also presents its corporate and other operations as an operating segment. See Note 13.

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2002 and its results of operations for the three and nine-month periods and cash flows for the nine-month periods ended September 30, 2002 and 2001.

The accompanying unaudited consolidated financial statements represent the accounts of the Company and its subsidiaries, with all significant intercompany transactions and accounts eliminated in consolidation.

The accompanying unaudited consolidated financial statements reflect certain estimates and assumptions made by management in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

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

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales and other factors.

During the second quarter of 2002, the Company extended the useful lives of most of its fossil fuel stations and distribution property based on depreciation studies that indicated longer lives were appropriate, after considering the effects of aging and current and planned environmental expenditures. The new estimated useful lives of the Company's property, plant and equipment are as follows: generation 20-65 years, transmission 30-70 years, distribution 23-53 years, and other 5-25 years. These changes in estimated useful lives reduced depreciation

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

expense by $16 million and $24 million for the three months and nine months ended September 30, 2002, respectively. These changes are expected to reduce depreciation expense by approximately $40 million for the entirety of 2002 and approximately $60 million on an annual basis thereafter.

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Note 3. Recently Issued Accounting Standards

Asset Retirement Obligations

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities will be recognized at fair value as incurred and capitalized as part of the cost of the related tangible long-lived assets. Accretion of the liabilities due to the passage of time will be an operating expense. The Company has identified certain retirement obligations that will be subject to the standard and will adopt the standard effective January 1, 2003. These obligations include the decommissioning of its nuclear generation facilities and removal of certain facilities. At this time, management anticipates no adverse effect on the Company's 2003 net income or its financial position as a result of adopting the standard. Management's expectations are based on its interpretation of the standard and determination of underlying assumptions, such as discount rates and engineering estimates of the future cost and timing of removal activities to be performed, as of the date of this quarterly report. Further refinement of engineering estimates or changes in assumptions underlying the required calculations may be deemed appropriate before the standard is implemented. For more discussion, see Note 4 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Energy Trading Contracts

In October 2002, the EITF rescinded EITF Issue No. 98-10, Accounting for Contracts involved in Energy Trading and Risk Management Activities, (EITF 98-10). The effect of this decision is that certain energy-related contracts, held for trading purposes, will no longer be subject to fair value accounting. Generally, the affected contracts are those energy-related contracts, held for trading purposes, that are not considered derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under EITF 98-10 accounting, the fair value of energy contracts was measured at each reporting date, with changes in fair value, including unrealized amounts, reported in earnings. Energy-related contracts affected by the rescission of EITF 98-10 will be subject to accrual accounting and thus recognized as revenue or expense at the time of contract settlement or termination. The EITF's decision is effective for all affected contracts initiated after October 25, 2002. However, for all affected contracts initiated earlier, the change is to be implemented as the cumulative effect of a change in accounting principle effective January 1, 2003.

The results of the Company's trading operations will be impacted by the EITF's decision. However, the impact of the change is generally limited to the timing of recognition in earnings for those contracts affected; also, such contracts will no longer be reported at fair value on the Company's balance sheet. Although the Company has identified the types of contracts that are affected, it has not yet completed the assessment of the individual contracts involved.

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

The Company adopted SFAS No. 142 on January 1, 2002. The Company does not have any goodwill; thus the provisions of SFAS No. 142, requiring the discontinuance of goodwill amortization, did not have an impact on the Company's results of operations in the first nine months of 2002.

The Company has concluded that all of its intangible assets have finite lives and, therefore, are subject to amortization. Amortization of intangible assets expense was $6 million and $4 million for the three months ended September 30, 2002 and September 30, 2001, respectively, and $17 million and $14 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. There were no material acquisitions of intangible assets during the first nine months of 2002. The components of intangible assets were as follows as of September 30, 2002:

	Gross Carrying Amount	Accumulated Amortization
(Millions)
Software and software licenses	$188	$82
Other	16	6
Total	$204	$88

Annual amortization expense for intangible assets is estimated to be $23 million for 2002, $24 million for 2003, $22 million for 2004, $17 million for 2005 and $16 million for 2006.

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

Under the 2001 restructuring plan, the Company identified 124 salaried positions to be eliminated and recorded $16 million in employee severance-related costs. Through September 30, 2002, the Company had eliminated 86 positions.

The change in the liabilities for severance and related costs during the first nine months of 2002 is presented below:

(Millions)	Severance Liability
Balance at December 31, 2001	$16
Amounts Paid	(4)
Balance at September 30, 2002	$12

For additional information on restructuring activities, see Note 5 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6. Comprehensive Income

Total comprehensive income was $314 million and $279 million for the three months ended September 30, 2002 and 2001, respectively. Total comprehensive income was $648 million and $420 million for the nine months ended September 30, 2002 and 2001, respectively.

Note 7. Derivatives and Hedge Accounting

The Company adopted SFAS 133 effective January 1, 2001. In connection with this adoption, the Company recorded an after-tax charge to accumulated other comprehensive income (AOCI) of $14 million, net of taxes of $9 million, in the first quarter of 2001.

The portion of the Company's other comprehensive income (loss) associated with the effective portion of the change in fair value of cash flow hedging derivatives, net of taxes, and amounts reclassified to earnings is as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2002	2001	2002	2001
(Millions)
$(2)	$13	$4	$9

Based on balances at September 30, 2002, the Company expects to reclassify approximately $2 million of net losses from AOCI to earnings during the next twelve-month period. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market prices. The effect of amounts being reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated purchases) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies. As of September 30, 2002, the Company is hedging its exposure to the variability in future cash flows for certain forecasted transactions over periods of one to five years. The Company did not recognize any hedge ineffectiveness during the three and nine month periods ended September 30, 2002. For the three months ended September 30, 2001, the Company recognized a pre-tax decrease in earnings of approximately $1 million for hedge ineffectiveness. Hedge ineffectiveness recognized in the nine month period ended September 30, 2001 was not significant.

Note 8. Margin Deposit Assets and Liabilities

Amounts reported as margin deposit assets represent funds held on deposit by various trading counterparties that resulted from credit exposures for the Company exceeding agreed-upon credit limits. Amounts reported as margin deposit liabilities represent funds held by the Company that resulted from credit exposures for various trading counterparties exceeding agreed-upon credit limits. These credit limits and the mechanism for calculating the amounts to be held on deposit are determined in the International Swap Dealers Association master agreements in place between the Company and the counterparties. As of September 30, 2002 and December 31, 2001, the Company had margin deposit assets of $70 million and $10 million, respectively. Margin deposit liabilities were $8 million at September 30, 2002, and there were no margin deposit liabilities at December 31, 2001.

Note 9. Significant Financing Transactions

Joint Credit Facilities

In May 2002, Dominion, CNG and the Company entered into two joint credit facilities that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2003 and a $750 million three-year revolving credit facility that terminates in May 2005. These credit facilities replaced the $1.75 billion 364-day joint credit facility and Dominion's $300 million multi-year credit facility that matured during the second quarter of 2002. The new joint credit facilities will be used for working

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

capital, as support for the combined commercial paper programs of Dominion, CNG and the Company and for other general corporate purposes. The three-year facility can also be used to support up to $200 million of letters of credit. At September 30, 2002, total outstanding commercial paper supported by these facilities was $1.7 billion, of which $398 million was issued for the Company. At September 30, 2002, total outstanding letters of credit supported by the three-year facility were $65 million, which were issued by Dominion on behalf of its other subsidiaries.

Extendible Commercial Notes

In addition to commercial paper, the Company has, from time to time, sold extendible commercial notes (ECNs) to meet working capital requirements. ECNs are unsecured notes that the Company sells in private placements. Any ECNs would have a stated maturity of 390 days from issuance and may be redeemed earlier at the Company's option. At September 30, 2002, $50 million of ECNs were outstanding.

Long Term Debt

During the first quarter of 2002, the Company redeemed its $200 million, 6.75 percent 1997-A mortgage bonds due February 1, 2007. The Company completed the redemption by issuing $650 million of 5.375 percent senior notes due 2007. The redemption included a direct exchange of senior notes for $117 million of the mortgage bonds. The Company used the remaining cash proceeds from the issuance of the senior notes to redeem the remaining $83 million of the mortgage bonds and for general corporate purposes, including the repayment of other debt.

Also, in the first quarter of 2002, the Company repaid $220 million of maturing medium-term notes.

In the third quarter of 2002, the Company repaid its maturing $155 million, 7.375 percent 1992-E mortgage bonds and $100 million, 6.0 percent 1993-F mortgage bonds.

Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

In August 2002, Virginia Power Capital Trust II (Trust), a trust subsidiary of the Company, issued $400 million of 7.375 percent trust preferred securities, representing preferred beneficial interests and 97 percent beneficial ownership in the assets held by the Trust. In exchange for the $400 million realized from the sale of the trust preferred securities and $12 million of common securities that represent the remaining 3 percent beneficial ownership interest in the assets held by the Trust, the Company issued $412 million of its 2002 7.375 percent Junior Subordinated Notes (the Junior Subordinated Notes) due July 30, 2042. The Junior Subordinated Notes constitute 100 percent of the Trust's assets. The Trust must redeem the trust preferred securities when the Junior Subordinated Notes are repaid or if redeemed prior to maturity.

In September 2002, Virginia Power Capital Trust I redeemed all outstanding trust preferred securities for $135 million and the Company redeemed $139 million Junior Subordinated Deferrable Interest Notes Series A held by the trust. For more discussion, see Note 15 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Preferred Stock

In September 2002, the Company purchased and redeemed all shares of its variable rate preferred stock September 1992A Series, September 1992B Series, and October 1988 Series for $175 million, representing a price of $100 per share. In October 2002, the Company redeemed its outstanding June 1989 Series variable rate preferred stock for $75 million, representing a price of $100 per share. For more discussion, see Note 16 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10. Commitments and Contingencies

Other than the environmental matter discussed below, there have been no significant developments regarding commitments and contingencies disclosed in Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, nor have any significant new matters arisen during the nine months ended September 30, 2002.

Environmental Matters

During 2000, the Company received a Notice of Violation from the Environmental Protection Agency (EPA), alleging that the Company failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against the Company alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. The Company also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management believes that the Company has obtained the necessary permits for its generating facilities. The Company has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at the Company's coal-fired generating stations in Virginia and West Virginia. The Company had already committed to a substantial portion of the $1.2 billion expenditures for sulfur dioxide and nitrogen oxide emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. As of September 30, 2002, the Company has recorded, on a discounted basis, $18 million for the civil penalty and environmental projects. In May 2002, the EPA issued a Section 114 request for information about whether projects undertaken at the Company's Chesterfield, Chesapeake, Yorktown, Possum Point and Bremo Bluff power stations were properly permitted under the Clean Air Act's New Source Review requirements, to which the Company responded in a timely manner.

Surety Bonds

At September 30, 2002, the Company had $57 million of surety bonds associated with the financial assurance requirements imposed by the Nuclear Regulatory Commission with respect to the decommissioning of the Company's nuclear units. Under the terms of the surety bonds, the Company is obligated to indemnify the respective surety bond company for any amounts paid.

Note 11. Related Party Transactions

The Company, through an unregulated subsidiary, exchanges certain quantities of natural gas with other Dominion affiliates in the ordinary course of business. The affiliated commodity transactions are presented below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Millions)
Purchases of natural gas, gas transportation and storage services from affiliates	$42	$21	$110	$108
Sales of natural gas to affiliates	55	53	161	160

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Through the same unregulated subsidiary, the Company is involved in facilitating Dominion's enterprise risk management strategy. In connection with this strategy, the Company enters into certain commodity derivative contracts with other Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by Dominion affiliates to manage commodity price risks associated with purchases and sales of natural gas. As part of Dominion's enterprise risk management strategy, the Company generally manages such risk exposures by entering into offsetting derivative instruments with non-affiliates. The Company reports both affiliated and non-affiliated derivative instruments at fair value, with related changes included in earnings. The Company's consolidated balance sheets include derivative and energy trading assets of $44 million and $159 million with Dominion affiliates at September 30, 2002 and December 31, 2001, respectively, and derivative and energy trading liabilities of $61 million and $77 million with Dominion affiliates at September 30, 2002 and December 31, 2001, respectively. The Company's income from operations includes the recognition of the following derivative gains and losses on affiliated transactions:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
(Millions)
Net realized (gains) losses on commodity derivative contracts	$(7)	$(21)	$(38)	$19

Dominion Resources Services, Inc. (Dominion Services) provides certain administrative and technical services to the Company. The cost of services provided by Dominion Services to the Company in the third quarters of 2002 and 2001 was approximately $67 million, and in the first nine months of 2002 and 2001 was approximately $198 million and $206 million, respectively. The cost of services provided by the Company to Dominion Services was approximately $8 million and $6 million, respectively, in the third quarter of both 2002 and 2001 and, in the first nine months of 2002 and 2001, was approximately $22 million and $16 million, respectively.

During the third quarter of 2002, Dominion advanced funds to certain unregulated subsidiaries of the Company pursuant to a zero percent interest, short-term demand note (Demand Note). At September 30, 2002, the net outstanding borrowings under the Demand Note totaled $73 million.

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Dominion and its subsidiaries, including the Company, maintain credit policies with respect to its counterparties that management believes minimize overall credit risk. Where appropriate, such policies include the evaluation of a prospective counterparty's financial condition, collateral requirements, and in the case of energy trading, hedging and arbitrage activities, the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. On behalf of the Company, Dominion also monitors the financial condition of existing counterparties on an ongoing basis. The Company maintains a provision for credit losses based upon factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on Dominion's credit policies and the September 30, 2002 provision for credit losses, that it is unlikely that a material adverse effect on its financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative and energy trading contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. In the calculation of net credit exposure, the Company's gross exposure is reduced by collateral made available by counterparties, including letters of credit and cash received by the Company and held as margin deposits. Presented below is a summary of the Company's gross and net credit exposure as of September 30, 2002. The amounts presented exclude accounts receivable for regulated electric retail distribution and regulated electric transmission services, amounts payable to affiliated companies and the Company's provision for credit losses.

	At September 30, 2002
(Millions)	Gross Credit Exposure	Collateral	Net Credit Exposure
Investment grade counterparties(1)	$269	$ 2	$267
Rated non-investment grade counterparties(2)	93	11	82
Non-rated counterparties(3)	38	--	38
Total	$400	$13	$387

_______________________

(1) This category includes counterparties with minimum credit ratings of Baa3 assigned by Moody's Investor Service (Moody's) and BBB- assigned by Standard & Poor's Ratings Group, a division of The McGraw-Hill Companies, Inc. (Standard & Poor's). The largest individual investment grade counterparty represents approximately 10 percent of the total gross credit exposure.

(2) This category includes counterparties with credit ratings that are below investment grade. The three largest rated non-investment grade counterparties, combined, represented 16 percent of the total gross credit exposure at September 30, 2002.

(3) This category includes counterparties that have not been rated by Moody's or Standard & Poor's. The largest individual non-rated counterparty represents approximately 3 percent of total gross credit exposure.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13. Operating Segments

The Company manages its operations through the following operating segments:

Energy includes the Company's portfolio of generating facilities and power purchase contracts and its energy trading and marketing activities.

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
(Millions)	Energy	Delivery	Corporate and Other	Consolidated Total
Three Months Ended September 30, 2002
Operating revenue	$1,088	$383	$ 3	$1,474
Net income	192	124	-	316

Three Months Ended September 30, 2001
Operating revenue	1,092	349	3	1,444
Net income	180	86	-	266

Nine Months Ended September 30, 2002
Operating revenue	2,857	981	9	3,847
Net income	384	260	-	644

Nine Months Ended September 30, 2001
Operating revenue	2,893	942	8	3,843
Net income(loss)	359	203	(137)	425

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

Risk Factors and Cautionary Statements That May Affect Future Results

This report contains statements concerning the Company's expectations, plans, objectives, future financial performance and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, the reader can identify these forward-looking statements by words such as "anticipate," "estimate," "forecast," "expect," "believe," "should," "could," "plan," "may" or other similar words.

The Company makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with the forward-looking statements themselves. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These factors include weather conditions; fluctuations in energy-related commodities prices and the effect these could have on the Company's earnings, liquidity position, and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including equity price risk due to marketable equity securities held as investments in trusts and benefit plans; changes in rating agency requirements; changes in accounting standards; the risks of operating businesses in regulated industries that are in the process of becoming deregulated; transfer of control over the Company's transmission facilities to a regional transmission entity; collective bargaining agreements and labor negotiations; and political and economic conditions (including inflation rates). Some more specific risks are discussed below.

The Company bases its forward-looking statements on management's beliefs and assumptions using information available at the time the statements are made. The Company cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may and often do materially differ from actual results. The Company undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

The Company's Operations Are Weather Sensitive-The Company's results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and affect the price of energy commodities. In addition, severe weather, including hurricanes, winter storms and droughts, can be destructive, causing outages, property damage and requiring the Company to incur additional expenses.

The Company Is Subject to Complex Government Regulation Which Could Adversely Affect Its Operations-The Company's operations are subject to extensive regulation and require numerous permits, approvals and certificates from various federal, state and local governmental agencies. The Company must also comply with environmental legislation and other regulations. Management believes the necessary approvals have been obtained for the Company's existing operations and that its business is conducted in accordance with applicable laws. However, the Company remains subject to a varied and complex body of laws and regulations. New laws or regulations or the revision or reinterpretation of existing laws or regulations may require the Company to incur additional expenses.

Costs of Environmental Compliance, Liabilities and Litigation Could Exceed the Company's Estimates-The Company is subject to rising costs that result from a steady increase in the number of federal, state and local laws and regulations designed to protect the environment. These laws and regulations can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations, particularly with laws relating to power plant emissions. In addition, the Company may be a responsible party for environmental clean up at a site identified by a regulatory body. Management cannot predict with certainty the

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean up costs and compliance, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

Capped Electric Rates in Virginia May Be Insufficient to Allow Full Recovery of Stranded and Other Costs-Under the Virginia Utility Restructuring Act, the Company's base rates (excluding fuel costs and certain other allowable adjustments) remain unchanged until July 2007 unless modified consistent with that Act. The capped rates and wires charges that, where applicable, will be assessed to customers opting for alternative suppliers allow the Company to recover certain generation-related costs and fuel costs; however, the Company remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, changes in tax laws, inflation and increased capital costs. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Future Issues and Outlook-Regulated Electric Operations and Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Electric Generation Business is Increasingly Subject to Competition-Effective January 1, 2002, the generation portion of the Company's operations in Virginia is open to competition and is no longer subject to cost-based rate regulation. As a result there will be increased pressure to lower costs, including the cost of purchased electricity. Because the Company's generation business has not previously operated in a competitive environment, the extent and timing of entry by additional competitors into the electric market in Virginia is unknown. Therefore, it is difficult to predict the extent to which the Company will be able to operate profitably within this new environment.

There Are Inherent Risks in the Operation of Nuclear Facilities-The Company operates nuclear facilities that are subject to inherent risks. These include the ability to dispose of spent nuclear fuel, the disposal of which is subject to complex federal and state regulatory constraints, the cost of and the Company's ability to maintain adequate reserves for decommissioning, costs of plant maintenance and exposure to potential liabilities arising out of the operation of these facilities. The Company maintains decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage. In addition, in today's environment there is a heightened risk of a terrorist attack on the nation's nuclear plants. The Company expects to incur increased security costs at its nuclear facilities.

The Use of Derivative Contracts Could Result in Financial Losses-The Company uses derivatives including futures, forwards, options and swaps, to manage its commodity and financial market risks. In addition, the Company purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. In the future, the Company could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts. For additional information concerning the Company's derivatives and commodity-based trading contracts, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Rate Sensitive Instruments and Risk Management and Notes 2 and 9 the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company Is Exposed to Market Risks Beyond Its Control in Its Energy Clearinghouse Operations-The Company's energy clearinghouse and risk management operations are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. Many industry participants have experienced severe business downturns during the past year resulting in some being forced to exit or curtail their participation in the energy trading markets. This has led to a reduction in the number of trading partners, lower industry trading revenues and lower than expected revenues in the Company's energy clearinghouse operations. Declining credit worthiness of some of the Company's trading parties may limit the level of its trading activities with these parties and increase the risk that these counterparties may not perform under a contract.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

An Inability to Access Financial Markets Could Affect the Execution of The Company's Business Plan-The Company relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flow of its operations. Management believes that the Company and its subsidiaries will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of the Company's control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to the Company's credit ratings. Restrictions on the Company's ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing Rating Agency Requirements Could Negatively Affect the Company's Growth and Business Strategy-As of October 2002, the Company's senior secured debt is rated A-, stable outlook, by Standard & Poor's and A2, stable outlook, by Moody's. Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely impact its results of operations.

Potential Changes in Accounting Practices May Adversely Affect the Company's Financial Results-Recently discovered accounting irregularities in various industries have caused regulators and legislators to take a renewed look at accounting practices, financial disclosures and companies' relationships with their independent auditors. While it is still unclear what laws or regulations will develop, the Company cannot predict the ultimate impact of any future changes in accounting regulations or practices in general with respect to public companies, the energy industry or in its operations specifically.

In addition, new accounting standards could be enacted by the FASB or the SEC which could impact the way the Company is required to record revenues, expenses, assets and liabilities. These changes in accounting standards could lead to negative impacts on reported earnings or increases in liabilities, which in turn could affect the Company's reported results of operations.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Segments

In general, management's discussion of the Company's results of operations focuses on the contributions of its operating segments. However, the discussion of the Company's financial condition under Liquidity and Capital Resources is for the entire Company. The Company's two operating segments are Energy and Delivery. In addition, the Company presents its corporate and other operations, including certain expenses, which are not allocated to the Energy and Delivery segments, as a segment. For more information on the Company's operating segments, see Note 13 to the Consolidated Financial Statements.

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
(Millions)	Net Income (Loss)		Operating Revenue		Operating Expenses
Three Months Ended September 30,	2002	2001	2002	2001	2002	2001
Energy	$192	$180	$1,088	$1,092	$752	$768
Delivery	124	86	383	349	164	177
Corporate and Other	-	-	3	3	4	4
Total	$316	$266	$1,474	$1,444	$920	$949

Nine Months Ended September 30,	2002	2001	2002	2001	2002	2001
Energy	$384	$359	$2,857	$2,893	$2,145	$2,194
Delivery	260	203	981	942	483	514
Corporate and Other	-	(137)	9	8	12	234
Total	$644	$425	$3,847	$3,843	$2,640	$2,942

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The following table provides data on electricity supplied by Energy and delivered by Delivery:
Three Months Ended September 30,	2002	2001
Energy supplied (million mwhrs)	21.7	19.8
Delivery delivered (million mwhrs)	21.7	19.9

Nine Months Ended September 30,	2002	2001
Energy supplied (million mwhrs)	56.9	55.8
Delivery delivered (million mwhrs)	57.2	56.3

Consolidated Operating Results for the Third Quarter and Nine Months Ended September 30, 2002

Net income increased $50 million to $316 million for the three months ended September 30, 2002, as compared to the same period in 2001. Comparably warmer temperatures and customer growth in the Company's regulated electric service territories resulted in higher revenues for the third quarter of 2002. The Company's electric and gas trading, net of related cost of sales, and marketing operations revenue, decreased for the third quarter of 2002. Total operating expenses decreased, compared to the third quarter of 2001 primarily due to lower depreciation and other operations and maintenance expense.

Net income increased $219 million to $644 million for the nine months ended September 30, 2002, as compared to the same period in 2001. Net income increased in 2002 due primarily to an after-tax charge of $136 million taken in the first quarter of 2001 in connection with the termination of certain long-term power purchase agreements under which the Company previously purchased electric energy. Operating revenue was relatively unchanged, primarily due to increases in regulated electric sales, offset by decreases in net revenue from energy trading operations and marketing operations. Regulated electric sales increased, reflecting the effect of comparably milder weather during the first quarter, offset by customer growth and the increase in second and third quarter sales resulting from comparably warmer temperatures. Revenue from energy trading, net of related cost of sales, and marketing operations decreased for the first nine months of 2002. Electric fuel and energy purchases, net, depreciation expense and other operations and maintenance expense decreased, as compared to 2001. Other taxes decreased, as compared to 2001, primarily due to a reduction in average business and occupation tax rates and the impact of a favorable resolution of prior year sales and use tax issues. Interest and related charges decreased, primarily reflecting lower overall interest rates on outstanding debt.

Energy Segment

Third Quarter 2002 Results

Energy's net income contribution increased $12 million to $192 million for the three months ended September 30, 2002, as compared to the same period in 2001. The increase in net income reflects a $16 million decrease in operating expenses, partially offset by a $4 million decrease in operating revenue. Comparably warmer temperatures and customer growth contributed approximately $87 million and $12 million, respectively, to the $97 million increase in regulated electric sales, partially offset by other factors. There were 32 percent more cooling degree-days in the third quarter of 2002, as compared to 2001, and there were approximately 47,000 new electric customers added over the last twelve months. The Company's electric trading revenue, net of related cost of sales, and power marketing revenue decreased by $86 million in the three months ended September 30, 2002, as compared to 2001, reflecting the effect of unfavorable price changes on contracts held and not yet settled, lower power marketing sales and lower trading margins. This decrease was principally driven by lower price volatility in all electric markets served by the electric trading operations and less utility generation available for power marketing sales due to higher demand requirements from the Company's native load customer base. Gas trading revenue, net of related cost of sales, decreased approximately $17 million, primarily due to the effect of unfavorable price changes on commodity contracts held and not yet settled. Approximately $8 million of this decrease relates to

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

contracts held by one of the Company's unregulated subsidiaries involved in trading operations as part of Dominion's consolidated price risk management strategy associated with anticipated sales of Dominion's 2002 natural gas production.

Operating expenses decreased $16 million to $752 million in the third quarter of 2002, primarily due to decreases in depreciation and other operations and maintenance expense. Other operations and maintenance expense decreased $21 million primarily due to a decrease in general and administrative expenses. Depreciation expense decreased by $6 million, reflecting primarily changes in the estimated useful lives of fossil-fired generation property, partially offset by the impact of new property additions. See Note 2 to the Consolidated Financial Statements for additional discussion.

Nine Months Ended September 30, 2002 Results

The net income contribution for the Energy segment increased $25 million to $384 million for the nine months ended September 30, 2002, as compared to the same period in 2001. The increase in net income reflects a $49 million decrease in operating expenses and a $14 million decrease in other taxes, partially offset by a $36 million decrease in operating revenue. Comparably warmer temperatures and customer growth contributed approximately $76 million and $32 million, respectively, to the $100 million increase in regulated electric sales, partially offset by other factors. Other revenue increased by $10 million over the comparable period in 2001. The Company's electric trading revenue, net of related cost of sales, and power marketing revenue decreased by $71 million in the first nine months of 2002, as compared to 2001, reflecting the effect of unfavorable price changes on contracts held and not yet settled, lower power marketing sales and lower trading margins. This decrease was principally driven by lower price volatility in all electric markets served by the electric trading operations and less utility generation available for power marketing sales due to higher demand requirements from the Company's native load customer base. Gas trading revenue, net of related cost of sales, decreased approximately $75 million, primarily due to the effect of unfavorable price changes on contracts held and not yet settled. Approximately $52 million of this decrease relates to contracts held by one of the Company's unregulated subsidiaries involved in trading operations, as part of Dominion's consolidated price risk management strategy associated with anticipated sales of Dominion's 2002 natural gas production.

Operating expenses decreased $49 million to $2.1 billion in the nine month period ended September 30, 2002, primarily due to decreases in all categories of expenses except purchased electric capacity, which was substantially unchanged. Electric fuel and energy purchases, net decreased $21 million, primarily due to a change in generation mix and comparatively milder weather in the first quarter of 2002. Other operations and maintenance expense decreased by $10 million for various reasons, none of which were significant. Depreciation expense decreased by $5 million, reflecting the effect of changes in the estimated useful lives of fossil-fired generation property, partially offset by the impact of new property additions. Other taxes decreased $14 million, as compared to 2001, primarily due to a reduction in the average business and occupation tax rates and the impact of a favorable resolution of prior year sales and use tax issues.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

A summary of the changes in the unrealized gains and losses in the Company's portfolio of energy contracts held for trading purposes during the first nine months of 2002 follows:

Energy Trading Contracts
(Millions)

Net unrealized gain at December 31, 2001	$ 154
Contracts realized or otherwise settled during the period	(28)
Net unrealized gain at inception of contracts initiated during the period	30
Changes in valuation techniques	-
Other changes in fair value	(11)
Net unrealized gain at June 30, 2002	145
Contracts realized or otherwise settled during the period	4
Net unrealized gain at inception of contracts initiated during the period	-
Changes in valuation techniques	-
Other changes in fair value	(4)
Net unrealized gain at September 30, 2002	$145

The balance of net unrealized gains and losses in the Company's portfolio of energy trading contracts at September 30, 2002 is summarized in the following table based on the approach used to determine fair value and the contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value:	Less than 1 year	1-2 years	2-3 years	3-5 years	Greater than 5 years	Total
	(Millions)
Prices actively quoted	$21	$22	$12	-	-	$55
Prices provided by other external sources	-	10	11	$10	-	31
Prices based on models and other valuation methods	18	6	6	10	$19	59
Total	$39	$38	$29	$20	$19	$145

Delivery Segment

Third Quarter 2002 Results

Delivery's net income contribution increased $38 million to $124 million for the three months ended September 30, 2002, as compared to the same period in 2001. The increase in net income primarily reflects a $34 million increase in operating revenue and a $13 million decrease in operating expenses. Comparably warmer temperatures in 2002 and customer growth contributed approximately $41 million and $6 million, respectively, to the $36 million increase in regulated electric sales, partially offset by $11 million related to other factors. There were 32 percent more cooling degree-days in the third quarter of 2002, as compared to 2001, and there were approximately 47,000 new electric customers added over the last twelve months. Operations and maintenance expense decreased $9 million, reflecting primarily a net reduction in general and administrative expenses. Depreciation expense decreased by $5 million, reflecting the effect of changes in the estimated useful lives of distribution property, partially offset by the impact of new property additions. See Note 2 to the Consolidated Financial Statements for additional discussion.

Nine Months Ended September 30, 2002 Results

Delivery's net income contribution increased $57 million to $260 million for the nine months ended September 30, 2002, as compared to the same period in 2001. The increase in net income primarily reflects a $39 million increase in operating revenue, a $31 million decrease in operating expenses and a decrease in interest charges.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Comparably warmer temperatures and customer growth in the second and third quarters, offset by milder weather in the first quarter of 2002 as compared to 2001, increased regulated electric sales by approximately $42 million. Operations and maintenance expense decreased $23 million, reflecting a decrease of $21 million in general and administrative expenses, materials and supplies and expenditures for contractors. Depreciation expense decreased by $6 million reflecting the effect of changes in the estimated useful lives of distribution property, partially offset by the impact of new property additions.

Corporate and Other

Third Quarter and Nine Months Ended September 30, 2002 Results

The Corporate and Other segment had no material impacts on net income for the three months ended September 30, 2002, as compared to the same period in 2001. Other than a charge of $220 million ($136 million after-tax) that was recorded in the first quarter of 2001 in operations and maintenance expense related to the termination of certain long-term power purchase agreements under which the Company previously purchased electric energy, the Corporate and Other segment had no material impacts on net income for the nine months ended September 30, 2002, as compared to the same period in 2001. For further information on the termination of the power purchase agreements, see Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Liquidity and Capital Resources

The Company depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash flow from operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through additional sales of securities.

Internal Sources of Liquidity

Cash flow from operating activities provided approximately $870 million and $966 million during the nine months ended September 30, 2002 and 2001, respectively. Operating cash flows for these periods are presented as a reconciliation of net income, with adjustments made to remove non-cash items (such as depreciation and unrealized gains or losses) and changes in working capital to reflect the actual timing of cash receipts and payments during the period. The Company's management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain current dividends payable to Dominion. As noted above, the Company uses a combination of short-term borrowings and sales of securities to fund capital requirements not covered by the timing or amounts of operating cash flows. As discussed under Credit Ratings and Capital Requirements below, Dominion is taking steps to improve its financial position in response to current credit rating requirements. As a result of these measures, the Company's management may choose to postpone or cancel certain planned capital expenditures, to the extent they are not fully covered by operating cash flows, in order to mitigate the need for future debt financings, except for financings to cover normal maturities and redemptions.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

External Sources of Liquidity

During the first nine months of 2002, the Company issued long-term debt and trust preferred securities. See Note 9 to the Consolidated Financial Statements for further discussion of significant financing transactions.

Long-term Debt

In the first quarter of 2002, the Company redeemed its $200 million, 6.75 percent 1997-A mortgage bonds due February 1, 2007. The Company completed the redemption by issuing $650 million of 5.375 percent senior notes due 2007. The redemption included a direct exchange of senior notes for $117 million of the mortgage bonds. The Company used the remaining cash proceeds from the issuance of the senior notes to redeem the remaining $83 million of the mortgage bonds and for general corporate purposes, including the repayment of other debt.

Also, in the first quarter of 2002, the Company repaid $220 million of maturing medium-term notes.

In the third quarter of 2002, the Company repaid its maturing $155 million, 7.375 percent 1992-E mortgage bonds and $100 million, 6.0 percent 1993-F mortgage bonds.

Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust and Preferred Stock

In August 2002, the Company, through Virginia Power Capital Trust II, issued $400 million of 7.375 percent trust preferred securities. The trust preferred securities must be redeemed when the trust's sole assets, the Junior Subordinated Notes due 2042 issued by the Company are redeemed. In September 2002, the Company used the net proceeds to redeem the $135 million, 8.05 percent trust preferred securities of Virginia Power Capital Trust I and variable rate preferred stock September 1992A Series, September 1992B Series, and October 1998 Series for $175 million. In October 2002, the Company redeemed its outstanding June 1989 Series variable rate preferred stock for $75 million.

Joint Credit Facilities

In May 2002, Dominion, CNG and the Company entered into two joint credit facilities that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2003 and a $750 million three-year revolving credit facility that terminates in May 2005. These credit facilities replaced the $1.75 billion 364-day joint credit facility and Dominion's $300 million multi-year credit facility that matured during the second quarter of 2002. These new joint credit facilities will be used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company and other general corporate purposes. The three-year facility can also be used to support up to $200 million of letters of credit. At September 30, 2002, total outstanding commercial paper supported by these facilities was $1.7 billion. At September 30, 2002, total outstanding letters of credit supported by the three-year facility were $65 million, which were issued by Dominion on behalf of its other subsidiaries.

Short-term Debt

At September 30, 2002, net borrowings under the commercial paper program were $398 million, a decrease of $38 million from December 31, 2001. Commercial paper borrowings are used primarily to fund working capital requirements and may vary significantly during the course of the year depending upon the timing and amount of cash requirements not satisfied by cash provided from operations.

In addition to commercial paper, the Company has, from time to time, sold ECNs to meet working capital requirements. At September 30, 2002, $50 million of ECNs were outstanding.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Borrowings from Parent

During the third quarter of 2002, Dominion advanced $73 million, net of repayments, to certain unregulated subsidiaries of the Company pursuant to a zero percent interest, short-term demand note.

Amounts Available under Shelf Registrations

At September 30, 2002, the Company had $1.8 billion of available capacity under currently effective shelf registrations with the SEC that would permit the Company to issue debt and preferred securities to meet future capital requirements. Under the shelf, the Company established a $1.6 billion medium-term notes program in September 2002. No new medium term notes have been issued.

Credit Ratings

In the External Sources of Liquidity section of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company discussed its use of capital markets as well as the impact of credit ratings on the accessibility and costs of using these markets. In October 2002, Standard & Poor's downgraded its credit ratings of the Company's debt, preferred securities, preferred stock and commercial paper. According to Standard & Poor's, the downgrade is the result of a review of regulatory insulation in Virginia. Standard & Poor's concluded that regulatory insulation in Virginia is no better than other states with regulatory insulation, and therefore, merits only a one-notch differential over Dominion's consolidated credit rating versus the previous two-notch differential. Standard & Poor's noted that the Company's downgrade is not reflective of any diminished credit protection measures, as the Company's credit protection measures on a stand-alone basis remain strong.

Credit Ratings for the Company as of October 2002 follow:
	Standard & Poor's	Moody's
Mortgage bonds	A-	A2
Senior unsecured (including tax-exempt) debt securities	BBB+	A3
Preferred securities of subsidiary trust	BBB	Baa1
Preferred stock	BBB	Baa2
Commercial paper	A-2	P-1

Debt Covenants

In the External Sources of Liquidity section of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company discussed various covenants present in the enabling agreements underlying the Company's debt. As of September 30, 2002, there have been no changes to or events of default under the Company's debt covenants.

Investing Activities

During the nine months ended September 30, 2002, investing activities resulted in a net cash outflow of $547 million. These activities included plant expenditures of $463 million and nuclear fuel expenditures of $47 million. The plant expenditures related to generation-related projects were $221 million and included costs related to environmental upgrades and other capital improvements. The plant expenditures related to transmission and distribution projects were $223 million, reflecting routine capital improvements and expenditures associated with new connections. Other general and information technology projects represented the remaining $19 million of capital expenditures.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Capital Requirements

The Company's planned capital expenditures during 2002, 2003 and 2004 have been revised and are now expected to total approximately $2.6 billion for the three-year period, including an estimated $800 million in 2002. The increase in expenditures for the three years, compared to amounts originally forecasted in the Company's 2001 Annual Report, reflect additional expenditures associated with reactor head replacement projects at the Company's nuclear units. The Company expects to fund its capital expenditures with cash from operations and, to the extent necessary, with a combination of sales of securities and short-term borrowings.

Contractual Cash Obligations and Commitments

As of September 30, 2002, other than scheduled maturities of debt issued during the first nine months of 2002, there have been no significant changes to the contractual obligations and commitments previously disclosed in the Contractual Cash Obligations and Commitments section of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Future Issues

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the financial statements included in this report. The Company recommends that this section be read in conjunction with Future Issues and Outlook in MD&A included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Regulated Electric Operations

Separation of Electric Generation and Delivery Operations

The Virginia Electric Utility Restructuring Act (Virginia Restructuring Act) was enacted in 1999 and, among other things, addressed divestiture, functional separation and other corporate relationships. The Virginia Restructuring Act required Virginia's electric utilities to file with the Virginia State Corporation Commission (Virginia Commission) their plans to separate generation from transmission and distribution operations.

The Company's proposed separation plan included transferring the generation assets and operations, including its non-utility power purchase contracts, from the Company to a separate affiliated company. In December 2001, the Virginia Commission directed the Company to separate its generation, distribution and transmission functions through creation of divisions within the Company, rather than through transfer of generation assets to a separate affiliate. The Virginia Commission's December 2001 order did not preclude further consideration of the Company's proposed corporate reorganization and asset transfer, pending, in the Virginia Commission's view, further developments in needed market structures and competitive retail electric generation markets. The Company has decided not to appeal the Virginia Commission's order. No assessment can be made at this time concerning future developments.

Regional Transmission Organization (RTO)

On September 30, 2002 the Company and PJM Interconnection LLC (PJM) entered into the PJM South Implementation Agreement. The agreement provides that, subject to regulatory approval and certain provisions, the Company will become a member of PJM, transfer functional control of its electric transmission facilities to PJM for inclusion in a new PJM South Region, integrate its control area into the PJM energy markets, and otherwise facilitate the establishment and operation of PJM as the RTO with respect to the Company's transmission facilities. The agreement contemplates additional agreements and transmission tariff provisions to be negotiated by the parties and allocates costs of implementation of the agreement among the parties. The agreement also provides that the parties will seek and obtain all necessary regulatory approvals that may be required from the Federal Energy

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Regulatory Commission (FERC) of such additional agreements and tariff provisions and for the transfer of functional control of the Company's transmission facilities to PJM. The agreement contemplates that certain provisions of the agreement and the additional matters to be negotiated may need to change to be made consistent with FERC's Standard Market Design Proposal discussed in Part II, Item 5 of this Form 10-Q. The agreement contemplates the filings for FERC regulatory approval will be initiated on or before December 15, 2002. The Company will incur integration and administration costs associated with joining PJM and is currently in the process of negotiating and estimating such costs. The Company is planning to seek regulatory approval to defer any such costs, pending recovery through future transmission rates.

Environmental Matters

During 2000, the Company received a Notice of Violation from the Environmental Protection Agency (EPA), alleging that the Company failed to obtain New Source Review permits under the Clean Air Act prior to undertaking specified construction projects at the Mt. Storm Power Station in West Virginia. The Attorney General of New York filed a suit against the Company alleging similar violations of the Clean Air Act at the Mt. Storm Power Station. The Company also received notices from the Attorneys General of Connecticut and New Jersey of their intentions to file suit for similar violations. Management believes that the Company has obtained the necessary permits for its generating facilities. The Company has reached an agreement in principle with the federal government and the state of New York to resolve this situation. The agreement in principle includes payment of a $5 million civil penalty, a commitment of $14 million for environmental projects in Virginia, West Virginia, Connecticut, New Jersey and New York, and a 12-year, $1.2 billion capital investment program for environmental improvements at the Company's coal-fired generating stations in Virginia and West Virginia. The Company had already committed to a substantial portion of the $1.2 billion expenditures for sulfur dioxide and nitrogen oxide emissions controls. The negotiations over the terms of a binding settlement have expanded beyond the basic agreement in principle and are ongoing. As of September 30, 2002, the Company has recorded, on a discounted basis, $18 million for the civil penalty and environmental projects. In May 2002, the EPA issued a Section 114 request for information about whether projects undertaken at the Company's Chesterfield, Chesapeake, Yorktown, Possum Point and Bremo Bluff power stations were properly permitted under the Clean Air Act's New Source Review requirements, to which the Company responded in a timely manner.

Other

New 5-Year Contract Signed with Electric Union

In June 2002, the International Brotherhood of Electrical Workers Local 50 (Local 50) membership rejected a labor contract offer presented by the Company. Following months of negotiations and labor contract offers by both parties, Local 50 began a strike on August 2, 2002. The Company and Local 50 reached a tentative settlement on August 15, 2002 and signed a new 5-year labor contract in September 2002. Local 50 represents about 3,700 union employees, including linemen, meter readers, power station operators, mechanics and electricians.

Employee Benefit Plans

During the fourth quarter, Dominion routinely measures the benefit obligations and funded status of its pension and other postretirement benefit plans, in which the Company's employee's participate, and prepares estimates of net periodic benefit costs for the following year after assessing the current market conditions. For its pension plans, Dominion expects that reductions in assumed discount rates and long-term rates of return on plan assets may be required, resulting in a decrease to net periodic pension income for 2003 and a decline in the net overfunded status as of December 31, 2002. For other postretirement benefits, these same factors are expected to result in increases in the net periodic benefit cost and the unfunded status of those plans. Dominion has not measured the impact of these assumption changes as of the filing of this Form 10-Q.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Accounting Matters

Recently Issued Accounting Standards

In 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. In October 2002, the EITF rescinded EITF Issue No. 98-10, Accounting for Contracts involved in Energy Trading and Risk Management Activities. See Notes 3 and 4 to the Consolidated Financial Statements for discussion of the impact of adopting these new standards.

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

Market Rate Sensitive Instruments and Risk Management

The Company's financial instruments, derivative financial instruments and derivative commodity contracts are exposed to potential losses due to adverse changes in interest rates, foreign currency exchange rates, commodity prices and equity security prices, as described below. Interest rate risk generally is related to the Company's outstanding debt. The Company is exposed to foreign exchange risk associated with purchases of certain nuclear fuel services denominated in foreign currencies. Commodity price risk is present in the Company's electric operations and energy marketing and trading operations due to the exposure to market shifts for prices received and paid for natural gas, electricity and other commodities. The Company uses derivative commodity contracts to manage price risk exposures for these operations. The Company is exposed to equity price risk through various portfolios of equity securities.

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

A hypothetical 10 percent unfavorable change in commodity prices would have resulted in a decrease of approximately $16 million and $7 million in the fair value of its commodity contracts held for trading purposes as of September 30, 2002 and December 31, 2001, respectively.

Interest Rate Risk

The Company manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. The Company also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at September 30, 2002 and December 31, 2001, a hypothetical 10 percent increase in market interest rates would decrease annual earnings by approximately $2 million in both instances.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
(Continued)

Equity Price Risk

The Company is subject to equity price risk due to marketable equity securities held as investments in its nuclear decommissioning trusts. In accordance with current accounting standards, these marketable equity securities are reported on the balance sheet at fair value. The fair value of equity instruments held in decommissioning trust funds have declined approximately $129 million to $387 million as of September 30, 2002 as compared to December 31, 2001.

Dominion also sponsors employee pension and other postretirement benefit plans, in which the Company's employees participate, that hold investments in trusts to fund benefit payments. To the extent that the values of investments held in these trusts decline, the effect will be reflected in the Company's recognition of the periodic cost of such employee benefit plans and the determination of the amount of cash to be contributed to the employee benefit plans.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officers and Senior Vice President and Treasurer (Principal Financial Officer), evaluated the effectiveness of the Company's disclosure controls and procedures during the month of October and the week of November 4, 2002. Based on this evaluation process, the Chief Executive Officers and Senior Vice President and Treasurer have concluded that the Company's disclosure controls and procedures are effective. Since that evaluation process was completed, there have been no significant changes in internal controls or in other factors that could significantly affect these controls.

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

In June 2002, two North Carolina landowners filed a purported class action lawsuit against Virginia Electric and Power Company (Virginia Power) and its affiliate Dominion Telecom, Inc. (Dominion Telecom) in the U.S. District Court in Richmond, Virginia. The plaintiffs claim that Virginia Power and Dominion Telecom strung fiber optic cable across their land, along a Virginia Power electric transmission corridor without paying compensation. The plaintiffs are seeking damages for trespass and "unjust enrichment" as well as punitive damages from Virginia Power and Dominion Telecom. The named plaintiffs purport to "represent a class . . . consisting of all owners of land in North Carolina and Virginia, other than public streets or highways, that underlies [Virginia Power's] electric transmission lines and on or in which fiber optic cable has been installed." The named plaintiffs have asked that the court allow the lawsuit to proceed as a class action.

In October 2002, the court denied the defendants' motion to dismiss and granted plaintiffs' motion to amend the complaint to add another plaintiff. The outcome of the proceeding, including an estimate as to any potential loss, cannot be predicted at this time.

ITEM 5. OTHER INFORMATION

The matters discussed in this item may contain "forward looking statements" as described in the introductory paragraphs of Part I, Item 2 of this Form 10-Q. See Risk Factors and Cautionary Statements That May Affect Future Results in Part I, Item 2 for discussion of various risk factors and uncertainties that may affect the future of the Company.

FERC Standard Market Design Proposal

On July 31, 2002, FERC issued a Notice of Proposed Rulemaking in which it proposed to establish a standardized transmission service and wholesale electric market design for entities participating in wholesale electric markets. FERC proposes to exercise jurisdiction over the transmission component of bundled retail transactions, modify the existing electric transmission tariff to include a single tariff service applicable to all transmission customers, and provide a standard market design for wholesale electric markets. Comments on the proposal now have staggered due dates, the first of which has been delayed until November 15, 2002.

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION
(continued)

Nuclear Matters

The Company and other utilities have petitioned for review in the U.S. Court of Appeals for the 11th Circuit, a matter involving the Department of Energy (DOE) and PECO Energy Company (PECO). The petitioners challenged the DOE's action in allowing PECO to take credits against payments PECO would have been making into the Nuclear Waste Fund (NWF). The credits are part of a DOE settlement agreement with PECO for potential claims arising out of DOE's breach of its spent nuclear fuel (SNF) storage obligation. The petition asserted that DOE violated the Nuclear Waste Policy Act (NWPA) by improperly depleting the NWF and releasing PECO from a portion of its NWF obligation. The petition also sought a declaration that credits against NWF payments violate the NWPA, an injunction against DOE implementing the credit and fee reduction provisions of the settlement agreement, and an injunction against DOE entering into similar agreements. In September 2002, the court issued its decision on the matter declaring the fee adjustment aspect of the settlement between PECO and DOE "null and void." The decision does not prevent DOE from settling claims related to DOE's breach of its contractual obligation to begin disposing of SNF, but precludes DOE from using the NFW to compensate utilities for damages incurred by utilities owing to DOE's breach of its NWF obligation to dispose of spent fuel.

Regulatory Matters - Virginia

Fuel Factor

In September 2002, the Company updated its July 2002 fuel factor application to reflect actual fuel expense data for June, July, and August 2002, which was higher than the projected fuel expense for the same period. In October 2002, the Virginia Commission approved the proposal to keep the fuel factor for 2003 at its current level of 1.613 cents per kWh.

Market Price/Wires Charges

In July 2002, the Company filed an application with the Virginia Commission to revise its projected 2003 market prices for generation and the resulting wires charges. The application proposed to use principally the same methodology approved by the Virginia Commission for 2002. In August 2002, the Company proposed to revise its methodology to include a capacity adder in the determination of projected market prices for generation, with corresponding changes to its competitive service provider tariff. The capacity adder reflects the capacity value that the sale of generation is expected to produce in addition to an energy value in the market prices. The Virginia Commission entered a Final Order in October 2002, adopting the proposed methodology with certain modifications and permitting the capacity adder without adopting the proposed tariff changes. In November 2002, the Company filed updated market prices and wires charges for 2003 that reflect the capacity adder. Inclusion of the capacity adder in the Company's market price calculation will reduce wires charge revenues by the amount of the expected additional revenue from the sale of the displaced capacity in the wholesale market.

Competitive Metering and Billing

In August 2002, the Virginia Commission adopted rules for competitive electric metering services. The new rules are effective January 1, 2003 and require the Company to provide customers with access to meter functionality and interval meter data.

In August 2002, the Virginia Commission also adopted amendments to its Rules Governing Retail Access to Competitive Energy Services to include provisions for consolidated billing by competitive suppliers effective January 1, 2003. As permitted by the Restructuring Act, the Company has applied to the Virginia Commission for a delay in the provision of supplier-consolidated billing in its service territory. The Virginia Commission has opened a docket to consider this and other utilities' requests for delay.

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION
(continued)

Retirement of Certain Senior Management Officers

In October 2002, Dominion announced the retirement of Edgar M. Roach, Jr. as President, Chief Executive Officer and Director and James P. O'Hanlon as President and Chief Operating Officer of Virginia Electric and Power Company, effective December 1, 2002. Messrs. Roach and O'Hanlon will continue as officers of Dominion Services through February 1, 2003 to assist with transitional matters. For more information regarding officer changes, please refer to the Company's Form 8-K filed on October 15, 2002.

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
4.2

Subordinated Note Indenture, dated as of August 1, 1995 between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Chemical Bank), as Trustee (Exhibit 4(a), Form S-3 Registration Statement File No. 333-20561 as filed on January 28, 1997, incorporated by reference), Form of Second Supplemental Indenture (Exhibit 4.6, Form 8-K filed August 20, 2002, No. 1-2255, incorporated by reference).

4.3

Form of Senior Indenture, dated as of June 1, 1998, between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) as supplemented by the First Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 12, 1998, File No. 1-2255, incorporated by reference); Second Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 3, 1999, File No.1-2255, incorporated by reference); Third Supplemental Indenture (Exhibit 4.2, Form 8-K, dated October 27, 1999, File No. 1- 2255, incorporated by reference); Form of Fourth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); and Form of Fifth Supplemental Indenture (Exhibit 4.3, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); Form of Sixth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated January 24, 2002, incorporated by reference); Seventh Supplemental Indenture dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255, incorporated by reference).

10.1	Memorandum regarding Terms of Retirement and related general release dated October 23, 2002 between the Company and Edgar M. Roach, Jr. (filed herewith).
10.2	Memorandum regarding Terms of Retirement and related general release dated November 5, 2002 between the Company and James P. O'Hanlon (filed herewith).
12.1	Ratio of earnings to fixed charges (filed herewith).
12.2	Ratio of earnings to fixed charges and preferred dividends (filed herewith).

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION
(continued)

(a) Exhibits (continued):

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K:

1.	The Company filed a Form 8-K on August 20, 2002 relating to the sale of 15,400,000 7.375% Trust Preferred Securities by Virginia Power Capital Trust II.
2.

The Company filed a Form 8-K on September 11, 2002 relating to the establishment of a program under which up to $1,600,000,000 aggregate principal amount of the Company's Medium-Term Notes, Series H would be issued.

3.	The Company filed a Form 8-K on October 15, 2002 announcing the retirement and election of certain senior management officers.
4.	The Company filed a Form 8-K on October 24, 2002 reporting unaudited earnings for the three and nine-month period ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 8, 2002	/s/ Steven A. Rogers
Steven A. Rogers Vice President (Principal Accounting Officer)

CERTIFICATIONS

I, Thomas F. Farrell II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Virginia Electric and Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Thomas F. Farrell, II
Thomas F. Farrell, II Chief Executive Officer

I, Edgar M. Roach, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Virginia Electric and Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Edgar M. Roach, Jr.
Edgar M. Roach, Jr. Chief Executive Officer

I, G. Scott Hetzer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Virginia Electric and Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ G. Scott Hetzer
G. Scott Hetzer Senior Vice President and Treasurer (Principal Financial Officer)