Form 10-K
period 2003-12-31
VIRGINIA ELECTRIC & POWER CO
filed 2004-03-01
CIK 103682

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2003 and February 27, 2004, was zero.

As of February 2, 2004, there were issued and outstanding 177,932 shares of the registrant’s common stock, without par value, all of which were held, beneficially and of record, by Dominion Resources, Inc.

DOCUMENTS INCORPORATED BY REFERENCE.

None

Virginia Electric and Power Company.

Part 1

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

Operating Segments

The Company manages its operations through three primary operating segments. These segments, and their composition, reflect changes made to the Company’s management structure during the fourth quarter of 2003.

Delivery manages the Company’s electric distribution systems and customer service operations.

Energy manages the Company’s electric transmission and energy trading, hedging and arbitrage activities.

Generation manages the Company’s portfolio of electric generating facilities and power purchase contracts.

The majority of the Company’s revenue is provided through bundled rate tariffs. This revenue is allocated between the Delivery, Energy and Generation segments for internal reporting purposes and discussion in this document. While the Company manages its daily operations as described above, its assets remain wholly-owned and operated by the Company. For additional financial information on business segments, see Note 24 to the Consolidated Financial Statements.

As of December 31, 2003, the Company had approximately 7,300 full-time employees. Approximately 3,400 employees are subject to collective bargaining agreements.

The Company was incorporated in 1909 as a Virginia public service corporation. Its principal executive offices are located at 701 East Cary Street, Richmond, Virginia 23219 and its telephone number is (804) 819-2000.

Seasonality

Sales of electricity in the Delivery and Generation segments typically vary seasonally based on increased demand for electricity by residential and commercial customers for cooling and heating use due to changes in temperature. The Energy segment is also impacted by seasonal changes in the prices of commodities, primarily electricity and natural gas, that it actively markets and trades. See Risk Factors and Cautionary Statements That May Affect Future Results in Item 7. Management’s Discussion and Analysis of Results of Operations (MD&A) for additional information on how weather may affect the Company’s results of operations.

Regulation

The Company is subject to regulation by the Securities and Exchange Commission (SEC), Federal Energy Regulatory Commission (FERC), the Environmental Protection Agency (EPA), Department of Energy (DOE), the Nuclear Regulatory Commission (NRC), the Army Corps of Engineers, and other federal, state and local authorities.

State Regulatory Matters

The Company is subject to regulation by the Virginia State Corporation Commission (Virginia Commission) and the North Carolina Utilities Commission (North Carolina Commission).

The Company holds certificates of public convenience and necessity authorizing it to maintain and operate its electric facilities now in operation and to sell electricity to customers. However, it may not construct or incur financial commitments for construction of any substantial generating facilities or large capacity transmission lines without the prior approval of various state and federal government agencies.

Status of Electric Deregulation in Virginia

The Virginia Electric Utility Restructuring Act (Virginia Restructuring Act) was enacted in 1999 and established a plan to restructure the electric utility industry in Virginia. The Virginia Restructuring Act addressed among other things: capped base rates, regional transmission organization (RTO) participation, retail choice, the recovery of stranded costs and the functional separation of a utility’s electric generation from its electric transmission and distribution operations.

Retail choice has been available to all of the Company’s Virginia regulated electric customers since January 1, 2003. The Company has also separated its generation, distribution and transmission functions through the creation of divisions. Virginia codes of conduct ensure that Virginia Power’s generation and other divisions operate independently and prevent cross-subsidies between the generation and other divisions.

Since the passage of the Virginia Restructuring Act, the competitive environment has not developed in Virginia as anticipated. In January 2004, legislation supported by the offices of the Governor and the Attorney General of Virginia was submitted to the Virginia General Assembly that would extend the capped base rates by three and one-half years, through December 31, 2010. The bill was supported by the Company and was approved by the Virginia Senate in late January 2004. In addition to extending capped rates, the bill would:

■ Lock in the Company’s fuel factor until the earlier of July 1, 2007 or the termination of capped rates through Virginia Commission order;

■ Provide for a one-time adjustment of the Company’s fuel factor, effective July 1, 2007 through December 31, 2010, with no adjustment for previously incurred over-recovery or under-recovery of fuel costs, and thus would eliminate deferred fuel accounting; and

■ End wires charges on the earlier of July 1, 2007, or the termination of capped rates, consistent with the Virginia Restructuring Act’s original timetable.

Other bills were introduced in the Virginia House of Delegates that would repeal the Virginia Restructuring Act, suspend most of the Virginia Restructuring Act, suspend customer choice, and re-impose “cost of service” rate making. Legislation calling for suspension of the Virginia Restructuring Act’s key provisions and a return to the cost-of-service regulatory methodology was defeated in a House committee in early February. Other measures have been deferred to 2005 by a House Committee. Until the legislative process is concluded, no assessment can be made concerning future developments.

See Status of Deregulation in Virginia in Future Issues and Other Matters in MD&A for additional information on capped base rates, stranded costs and RTO participation.

Retail Access Pilot Programs

In September 2003, the Virginia Commission approved the Company’s application for three proposed electric retail access pilot programs. The programs were proposed by the Company to stimulate the development of retail electric competition in Virginia. The pilot programs are to run through the remainder of the capped rate period and will make available to competitive service providers up to 500 megawatts of load, with expected participation of more than 65,000 customers from a variety of customer classes. The programs were scheduled to begin in February 2004. However in January 2004, the Company asked the Virginia Commission for an extension in the start of the programs by 60 days so that it may address deregulation legislation under consideration by the Virginia General Assembly, increased market prices for electricity due to colder weather and reevaluate the size and design of the programs due to the large number of volunteers. In February 2004, the Virginia Commission granted the 60-day extension.

Rate Matters

Virginia—In December 2003, the Virginia Commission approved the Company’s proposed settlement of its 2004 fuel factor increase of $386 million. The settlement includes a recovery period for the under-recovery balance over three and a half years. Approximately $171 million of the $386 million would be recovered in 2004, $85 million in 2005, $87 million in 2006 and $43 million in the first six months of 2007.

Under current Virginia law, the Company is permitted to request adjustments to its fuel rates, subject to the Virginia Restructuring Act. The Company is generally permitted to pass the cost of recoverable fuel and certain purchased power costs to its customers through a fuel factor, to the extent the Virginia Commission determines after hearing that such costs are prudently incurred. Certain proposed modifications to the timing and scope of fuel adjustments are the subject of proposed legislation in the Virginia General Assembly which is discussed in Status of Electric Deregulation in Virginia.

North Carolina—In connection with the North Carolina Commission’s approval of the Consolidated Natural Gas Company (CNG) acquisition, the Company agreed not to request an increase in North Carolina retail electric base rates before 2006, except for certain events that would have a significant financial impact on the Company’s electric utility operations. Fuel rates are still subject to change under the annual fuel cost adjustment proceedings. In January 2004, the North Carolina Public Staff requested that the North Carolina Commission initiate an investigation into the Company’s North Carolina base rates and sought a decrease in base rates. The Company believes that its base rates are reasonable and intends to respond to the filing; however, the Company cannot predict the outcome of this matter at this time.

Public Utility Holding Company Act of 1935 (1935 Act)

Dominion is a registered holding company under the 1935 Act. The 1935 Act and related regulations issued by the SEC govern activities of Dominion and its subsidiaries, including the Company, with respect to the issuance and acquisition of securities, acquisition and sale of utility assets, certain transactions among affiliates, engaging in business activities not directly related to the utility or energy business and other matters. The Company’s activities in these areas may also be regulated at the state level by the Virginia Commission and the North Carolina Commission. In some cases, the SEC’s rules under the 1935 Act provide that the obtaining of state approvals will also suffice for 1935 Act purposes, subject to the fulfillment of certain post-transaction reporting requirements.

Federal Energy Regulatory Commission

Under the Federal Power Act, FERC regulates wholesale sales of electricity and transmission of electricity in interstate commerce by public utilities. The Company sells electricity in the wholesale market under its market-based sales tariff authorized by FERC but does not make wholesale power sales under this tariff to loads located within its service territory. In February 2002, the Company received FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside its service territory. Any such sales would be voluntary. The Company’s sales of natural gas, liquid hydrocarbon by-products and oil in wholesale markets are not regulated by FERC.

The Virginia Restructuring Act requires that the Company join an RTO, and FERC encourages RTO formation as a means to foster wholesale market formation. The Company and PJM Interconnection, LLC (PJM) entered into an agreement in September 2002 that provides that, subject to regulatory approval and certain provisions, the Company will become a member of PJM and transfer functional control of its electric transmission facilities to PJM for inclusion in a new PJM South Region. However, in April 2003, Virginia enacted legislation that required the Company to file an application with the Virginia Commission by July 1, 2003 to an RTO and delayed entry into an RTO until on or after July 1, 2004. Subject to Virginia Commission approval, the Company would be required to transfer management and control of its electric transmission assets to an RTO by January 1, 2005. See RTO in Future Issues and Other Matters in MD&A for additional information on this matter.

In November 2003, FERC issued new Standards of Conduct governing conduct between interstate transmission gas and electricity providers and their marketing function or their energy related affiliates. The new rule redefines the scope of the affiliates covered by the standards and is designed to prevent transmission providers from giving their marketing function or affiliates undue preferences. All transmission providers must be in compliance by June 2004. The Company has adopted an implementation plan and will train the appropriate personnel to ensure compliance with the new rules.

Environmental Regulations

Each operating segment faces substantial regulation and compliance costs with respect to environmental matters. For discussion of significant aspects of these matters, including current and planned capital expenditures relating to environmental compliance, see Environmental Matters in Future Issues and Other Matters in MD&A. Additional information can also be found in Item 3. Legal Proceedings and Note 20 to the Consolidated Financial Statements.

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

In December 2003, the EPA announced plans to propose additional regulations addressing pollution transport from electric generating plants as well as the regulation of mercury and nickel emissions. These regulatory actions, in addition to revised regulations expected to be issued in 2004 to address regional haze, could require additional reductions in emissions from the Company’s fossil fuel-fired generating facilities. If these new emission reduction requirements are imposed, additional significant expenditures may be required.

The United States Congress is considering various legislative proposals that would require generating facilities to comply with more stringent air emissions standards. Emission reduction requirements under consideration would be phased in under a variety of periods of up to 16 years. If these new proposals are adopted, additional significant expenditures may be required.

The EPA has announced the publication of new regulations that govern existing utilities that employ a cooling water intake structure, and whose flow levels exceed a minimum threshold. As announced, the EPA’s rule presents several control options. The Company is evaluating facility information from certain of its power stations. The Company cannot predict the future impact on its operations at this time.

The Company has applied for or obtained the necessary environmental permits for the operation of its regulated facilities. Many of these permits are subject to re-issuance and continuing review.

Nuclear Regulatory Commission

All aspects of the operation and maintenance of the Company’s nuclear power stations, which are part of the Generation segment, are regulated by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires.

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

The NRC also requires the Company to decontaminate nuclear facilities once operations cease. This process is referred to as decommissioning, and the Company is required by the NRC to be financially prepared. For information on the Company’s decommissioning trusts, see Note 8 to the Consolidated Financial Statements.

Interconnections

The Company maintains major interconnections with Progress Energy, American Electric Power Company, Inc., PJM-West and PJM. Through this major transmission network, the Company has arrangements with these entities for coordinated planning, operation, emergency assistance and exchanges of capacity and energy. See also RTO in Future Issues and Other Matters in MD&A.

Competition

Deregulation and restructuring in the electric industry continue to create issues that affect or will likely affect the markets where the Company does business, and govern the way the Company and its competitors operate. The electric power industry continues to evolve into a competitive marketplace where energy companies will compete to provide energy and energy services to a broad range of customers.

As noted earlier, the Company has made retail choice available for all of its Virginia regulated electric customers since January 1, 2003. For additional information on electric deregulation in Virginia, see Status of Electric Deregulation in Virginia in Future Issues and Other Matters in MD&A.

In North Carolina, regulators and legislators have explored the issues related to electric industry restructuring, the development of a competitive, wholesale market and retail competition. However, to date, there has been no significant activity.

The Company plans to continue to participate actively in both the legislative and regulatory processes to ensure an orderly transition from a regulated environment.

Availability of Fuel for Electric Generation

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

The Delivery segment has obtained right-of-way grants from the apparent owners of real estate for most of the Company’s electric lines, but underlying titles have not been examined except for transmission lines of 69 kV or more. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked.

The Energy segment has approximately 6,000 miles of electric transmission lines. Portions of the electric transmission lines cross national parks and forests under permits entitling the federal government to use, at specified charges, surplus capacity in the line, if any exists.

The Company leases its headquarters facility from Dominion. In addition, the Delivery, Energy and Generation segments share certain leased buildings and equipment.

The Generation segment provides electricity for use on a wholesale and a retail level. The Generation segment can supply electricity demand either from its generation facilities in Virginia, North Carolina and West Virginia or through purchased power contracts when needed. The following table lists the Company’s generating units and capability.

Virginia Electric and Power Company’s Power Generation

Plant	Location	Primary Fuel Type	Net Summer Capability (Mw)
North Anna	Mineral, VA	Nuclear	1,628	(a)
Surry	Surry, VA	Nuclear	1,625
Altavista	Altavista, VA	Coal	63
Bremo	Bremo Bluff, VA	Coal	227
Chesapeake	Chesapeake, VA	Coal	595
Chesterfield	Chester, VA	Coal	1,234
Clover	Clover, VA	Coal	441	(b)
Mt. Storm	Mt. Storm, WV	Coal	1,569
North Branch	Bayard, WV	Coal	74
Southampton	Southampton, VA	Coal	63
Yorktown	Yorktown, VA	Coal	326
Chesapeake (CT)	Chesapeake, VA	Oil	144
Darbytown (CT)	Richmond, VA	Oil	144
Gravel Neck (CT)	Surry, VA	Oil	183
Kitty Hawk (CT)	Kitty Hawk, NC	Oil	44
Low Moor (CT)	Covington, VA	Oil	60
Northern Neck (CT)	Lively, VA	Oil	64
Possum Point	Dumfries, VA	Oil	786
Possum Point (CT)	Dumfries, VA	Oil	78
Yorktown	Yorktown, VA	Oil	818
Bellmeade (CC)	Richmond, VA	Gas	230
Chesterfield (CC)	Chester, VA	Gas	397
Darbytown (CT)	Richmond, VA	Gas	144
Gordonsville (CC)	Gordonsville, VA	Gas	217
Gravel Neck (CT)	Surry, VA	Gas	146
Ladysmith (CT)	Ladysmith, VA	Gas	290
Possum Point (CC)	Dumfries, VA	Gas	322
Possum Point (CT	Dumfries, VA	Gas	545
Remington (CT)	Remington, VA	Gas	580
Bath County	Warm Springs, VA	Hydro	1,464	(c)
Gaston	Roanoke Rapids, NC	Hydro	225
Roanoke Rapids	Roanoke Rapids, NC	Hydro	99
Other	Various	Various	15

			14,840

Purchased Capacity			3,550
Net Purchases			145

	Total Capacity		18,535

Note:	(CT) denotes combustion turbine and (CC) denotes combined cycle
(a)	Excludes 11.6 percent undivided interest owned by Old Dominion Electric Cooperative (ODEC).
(b)	Excludes 50 percent undivided interest owned by ODEC.
(c)	Excludes 40 percent undivided interest owned by Allegheny Generating Company, a subsidiary of Allegheny Energy, Inc.

Nuclear Decommissioning

The Company has four licensed, operating nuclear reactors at its Surry and North Anna plants in Virginia that serve customers of the Company’s regulated electric utility operations. Decommissioning represents the decontamination and removal of radioactive contaminants from a nuclear power plant, once operations have ceased, in accordance with standards estab-lished by the NRC. Through July 2007, amounts are being collected from ratepayers and placed in trusts and invested to fund the expected costs of decommissioning the Surry and North Anna units.

The total estimated cost to decommission the Company’s four nuclear units is $1.5 billion based upon site-specific studies completed in 2002. The Company expects to perform new cost studies in 2006. The cost estimate assumes that the method of completing decommissioning activities is prompt dismantlement. During 2003, the NRC approved the Company’s application for a 20-year life extension for the Surry and North Anna units. The Company expects to decommission the units during the period 2032 to 2045.

	Surry		North Anna
	Unit 1	Unit 2	Unit 1	Unit 2	Total
	(millions)
NRC license expiration year	2032	2033	2038	2040
Current cost estimate (2002 dollars)	$375	$368	$391	$363	$1,497
Funds in trusts at December 31, 2003	283	277	231	219	1,010
2003 contributions to trusts	11	11	7	7	36

Item 3. Legal Proceedings

From time to time, the Company is alleged to be in violation of or in default under orders, statutes, rules or regulations relating to the environment, compliance plans or permits issued by various local, state and federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Company is involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

See Regulation in Item 1. Business and Note 20 to the Consolidated Financial Statements for additional information on rate matters and various regulatory proceedings to which the Company is a party.

In connection with a Notice of Violation received by Virginia Power in 2000 from the EPA and related proceedings, the Virginia federal district court entered the final Consent Decree in October 2003 involving Virginia Power, the U.S. Department of Justice, the EPA and five states. Under the settlement, Virginia Power paid a $5 million civil penalty, agreed to fund $14 million for environmental projects and committed to improve air quality under the Consent Decree estimated to involve expenditures of $1.2 billion. The Company has already incurred certain capital expenditures for environmental improvements at its coal-fired stations in Virginia and West Virginia and has committed to additional measures in its current financial plans and capital budget to satisfy the requirements of the Consent Decree. As of December 31, 2003, the Company had recognized a provision for the funding of the environmental projects, substantially all of which was recorded in 2000.

In June 2002, Wiley Fisher, Jr. and John Fisher filed a purported class action lawsuit against Virginia Power and Dominion Telecom, Inc. (Dominion Telecom) in the U.S. District Court in Richmond, Virginia. The plaintiffs claim that the Company and Dominion Telecom strung fiber-optic cable across their land, along the Company’s electric transmission corridor without paying compensation. The plaintiffs are seeking damages for trespass and “unjust enrichment,” as well as punitive damages from the defendants.

The named plaintiffs purport to “represent a class . . . consisting of all owners of land in North Carolina and Virginia, other than public streets or highways, that underlies Virginia Power’s electric transmission lines and on or in which fiber optic cable has been installed.” Discovery has begun and the court has granted a motion to add additional plaintiffs, Harmon T. Tomlinson, Jr. and Linda D. Tomlinson. In August 2003, the federal district court issued an order granting the plaintiff’s motion for class certification. The U.S. Court of Appeals for the Fourth Circuit denied the Company’s petitions for appeal on the class certification issue. The outcome of the proceeding, including an estimate as to any potential loss, cannot be predicted at this time.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Dominion Resources, Inc. (Dominion) owns all of the Company’s common stock.

The Company paid quarterly cash dividends on its common stock as follows:

	Quarter
	1st	2nd	3rd	4th
	(millions)
2003	$125	$113	$213	$109
2002	135	124	208	—

Item 6. Selected Financial Data

	2003(1)	2002	2001(1)	2000	1999
	(millions)
Operating revenue	$5,437	$4,972	$4,944	$4,791	$4,591
Income from operations	1,139	1,460	999	1,086	1,007
Income before extraordinary item and cumulative effect of changes in accounting principles	582	773	446	558	485
Extraordinary item (net of income taxes of $197)(2)	—	—	—	—	255
Cumulative effect of changes in accounting principles (net of income taxes of $14 in 2003 and $11 in 2000)(3)(4)	(21)	—	—	21	—
Net income	561	773	446	579	230
Balance available for common stock	546	757	423	543	193
Total assets	17,316	16,347	14,984	14,516	12,911
Long-term debt and noncurrent capital lease obligations	4,758	3,816	3,729	3,587	3,581
Preferred securities of subsidiary trust	—	400	135	135	135
(1)	In 2003 and 2001, the Company terminated certain long-term power purchase agreements and recorded after-tax charges of $65 million and $136 million, respectively. See Long-Term Purchase Contracts in Note 20 to the Consolidated Financial Statements.
(2)	In 1999, the Company discontinued the application of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation, to its generation operations in connection with the deregulation of these operations in Virginia. The discontinuance of SFAS No. 71 for generation resulted in a $255 million after-tax charge, representing the net effect of writing off generation-related assets and liabilities not expected to be recovered through rates or wires charges during the transition period established by the Virginia Electric Utility Restructuring Act.
(3)	Effective January 1, 2000, the Company recognized the effect of a change in the method of calculating the market-related value of pension plan assets.
(4)	In 2003, the Company adopted accounting standards that resulted in the recognition of the cumulative effect of changes in accounting principles. See Note 3 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of Virginia Electric and Power Company. MD&A should be read in conjunction with the Consolidated Financial Statements. The “Company” is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one of Virginia Electric and Power Company’s consolidated subsidiaries or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries. The Company is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion).

Contents of MD&A

The reader will find the following information in this MD&A:

■ Forward-Looking Statements

■ Introduction

■ Accounting Matters

■ Results of Operations

■ Segment Results of Operations

■ Sources and Uses of Cash

■ Future Issues and Other Matters

■ Risk Factors and Cautionary Statements That May Affect Future Results

Forward-Looking Statements

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

The Company makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to be materially different from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth in Risk Factors and Cautionary Statements That May Affect Future Results.

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

Introduction

Virginia Electric and Power Company (the Company), a Virginia public service company, is a wholly-owned subsidiary of Dominion. The Company is a regulated public utility that generates, transmits and distributes electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. It sells electricity to approximately 2.2 million retail customers, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia’s total land area, but accounts for over 80% of its population. The Company has trading relationships beyond the geographic limits of its retail service territory where it buys and sells wholesale electricity, natural gas and other energy commodities.

Maintaining and improving the Company’s financial condition and flexibility is of paramount importance to its management. Important measures of an entity’s financial strength and creditworthiness are the credit ratings assigned by Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Group, a division of The McGraw-Hill Companies, Inc. (Standard & Poor’s). Those agencies have determined the Company’s credit ratings to be investment grade.

The Company’s businesses are managed along three primary operating segments: Generation, Energy and Delivery. These segments, and their composition, reflect changes made to the Company’s management structure during the fourth quarter of 2003.

The contributions to net income by the Company’s primary operating segments are determined based on a measure of profit that executive management believes represents the segments’ “core” earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing segment performance or allocating resources among the segments. Those specific items are reported in the Corporate and Other segment.

Generation includes the Company’s electric generation operations. The fuel mix used by these operations is diversified and includes coal, nuclear, gas, oil, hydro and purchased power. The Company’s strategy for its electric generation operations focuses on serving customers in Virginia and northeastern North Carolina. Its generation facilities are located in Virginia, West Virginia and North Carolina.

Utility generation operations provide the Generation segment’s sources of revenue and cash flows. These operations are sensitive to external factors, primarily weather. Currently, revenue from utility operations largely reflects the capped rates charged to customers in Virginia, the majority of its utility customer base. Under Virginia’s current deregulation legislation, electric base rates are capped through mid-2007. As rates are capped, changes in the Generation segment’s operating costs, relative to costs recovered in the capped rates, will impact the Company’s earnings.

The Generation segment has reduced costs by terminating certain long-term power purchase agreements and, based on engineering studies, extended the estimated useful lives of generation assets, reducing the annual depreciation expense for those assets. Currently, legislators in Virginia are evaluating the future of electric deregulation in Virginia as well as the possibility of extending the capped rates period.

Variability in expenses for the Generation segment relates primarily to the cost of fuel consumed and the timing, duration and costs of scheduled outages. The Company is currently permitted to seek rate-recovery for fuel costs associated with utility operations.

Energy includes the following operations:

■ A regulated electric transmission system located in Virginia and northeastern North Carolina; and

■ The Company’s Clearinghouse operations (Clearinghouse), which is responsible for energy trading, hedging and arbitrage activities.

The Energy segment’s revenue and cash flows are derived from both regulated and non-regulated operations.

Revenue and cash flows provided by regulated electric transmission operations are based primarily on rates established by the Federal Energy Regulatory Commission (FERC). Variability in revenue and cash flows provided by this business results from fluctuation in throughput which is primarily weather dependent. Variability in expenses relates largely to operating and maintenance expenditures, including decisions regarding use of resources for operations and maintenance or capital-related activities.

Revenue and cash flows for the Energy segment’s Clearinghouse business are subject to variability associated with changes in commodity prices. The Energy segment’s non-regulated Clearinghouse business uses physical and financial commodity contracts to hedge this price risk. Certain hedging and trading activities may require cash deposits to satisfy margin requirements. In addition, reported earnings for this segment reflect changes in the fair value of certain derivatives; these values may change significantly from period to period. Variability in expenses for these non-regulated businesses relates largely to labor and benefits and the costs of purchased commodities for resale and payments under financially-settled contracts.

Delivery includes the Company’s electric distribution systems and customer service operations. Electric distribution operations serve customers in Virginia and northeastern North Carolina.

Revenue and cash flows provided by electric distribution operations are based primarily on rates established by state regulatory authorities. Variability in the Delivery segment’s revenue and cash flows relates largely to changes in sales volumes, which are primarily weather sensitive.

Variability in expenses results from changes in the cost of routine maintenance and repairs (including labor and benefits as well as decisions regarding the use of resources for operations and maintenance or capital-related activities) and storm-related damage to property, such as the recent property damage caused by Hurricane Isabel.

Corporate and Other includes the Company’s corporate and other functions and specific items attributable to the Company’s operating segments that are reported in Corporate and Other.

Accounting Matters

Critical Accounting Policies and Estimates

The Company has identified the following accounting policies, including certain inherent estimates, that as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.

Accounting for derivative contracts at fair value

The Company uses derivatives to manage its commodity, financial market and currency exchange risks. In addition, the Company purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. Accounting requirements for derivatives and hedging activities are complex; interpretation of these requirements by standard-setting bodies is ongoing.

Generally, derivatives are reported on the Consolidated Balance Sheets at fair value. In addition, in 2002 and prior years, all energy trading contracts were reported at fair value. As a result of new accounting requirements beginning in 2003, non-derivative trading contracts are no longer reported at fair value. Prior period financial statements were not restated for this change. Changes in the fair value of derivatives that are not designated as accounting hedges are recorded in earnings.

The measurement of fair value is based on actively quoted market prices, if available. Otherwise, the Company seeks indicative price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, measurement involves judgment and estimates. These estimates are based on valuation methodologies considered appropriate by management.

For individual contracts, the use of different assumptions could have a material effect on the contract’s estimated fair value. In addition, for hedges of forecasted transactions, the Company must estimate the expected future cash flows of the forecasted transactions, as well as evaluate the probability of the occurrence and timing of such transactions. Changes in conditions or the occurrence of unforeseen events could affect the timing of recognition in earnings for changes in fair value of certain hedging derivatives.

Use of estimates in long-lived asset impairment testing

Impairment testing for long-lived assets and intangible assets with definite lives is required when circumstances indicate those assets may be impaired. In performing the impairment test, the Company would estimate the future cash flows associated with individual assets or groups of assets. Impairment must be recognized when the undiscounted estimated future cash flows are less than the related asset’s carrying amount. In those circumstances, the asset must be written down to its fair value, which, in the absence of market price information, may be estimated as the present value of its expected future net cash flows, using an appropriate discount rate. Although cash flow estimates used by the Company are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

Asset retirement obligations

The Company recognizes liabilities for the expected cost of retiring tangible long-lived assets for which a legal obligation exists. These asset retirement obligations (AROs) are recognized at fair value as incurred, and are capitalized as part of the cost of the related tangible long-lived assets. In the absence of quoted market prices, the Company estimates the fair value of its AROs using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using its credit-adjusted risk free rate. AROs currently reported on the Company’s Consolidated Balance Sheet were measured during a period of historically low interest rates. The impact on measurements of new AROs, using different rates in the future, may be significant.

A significant portion of the Company’s AROs relates to the future decommissioning of its nuclear facilities. At December 31, 2003, nuclear decommissioning AROs totaled $716 million, which represented approximately 97% of the Company’s total AROs. Because of their significance, the following discussion of critical assumptions inherent in determining the fair value of AROs relates to those associated with the Company’s nuclear decommissioning obligations.

The Company obtains from third-party experts periodic site-specific “base year” cost studies in order to estimate the nature, cost and timing of planned decommissioning activities for its nuclear plants. These cost studies are based on relevant information available at the time they are performed; however, estimates of future cash flows for extended periods are by nature highly uncertain and may vary significantly from actual results. In addition, these estimates are dependent on subjective factors, including the selection of cost escalation rates, which the Company considers to be a critical assumption.

The Company determines cost escalation rates, which represent projected cost increases over time, due to both general inflation and increases in the cost of specific decommissioning activities, for each of its nuclear facilities. The weighted average cost escalation used by the Company was 3.28%. The use of alternative rates would have been material to the liabilities recognized. For example, had the Company increased the cost escalation rate by 0.5% to 3.78%, the amount recognized as of December 31, 2003 for its AROs related to nuclear decommissioning would have been $140 million higher.

Accounting for regulated operations

Methods of allocating costs to accounting periods for operations subject to federal or state cost-of-service rate regulation may differ from accounting methods generally applied by non-regulated companies. When the timing of cost recovery prescribed by regulatory authorities differs from the timing of expense recognition used for accounting purposes, the Company’s Consolidated Financial Statements may recognize a regulatory asset for expenditures that otherwise would be expensed. Regulatory assets represent probable future revenue associated with certain costs that will be recovered from customers through rates. Regulatory liabilities represent probable future reductions in revenue associated with expected customer credits through rates or amounts collected from customers for expenditures not yet incurred. Management makes assumptions regarding the probability of regulatory asset recovery through future rates approved by applicable regulatory authorities. The expectations of future recovery are generally based on orders issued by regulatory commissions, historical experience, as well as discussions with applicable regulatory authorities. If recovery of regulatory assets is determined to be less than probable, they would be expensed in the period such assessment is made. See Notes 2 and 11 to the Consolidated Financial Statements.

Newly Adopted Accounting Standards in 2003

During 2003, the Company was required to adopt several new accounting standards, which affect the comparability of its Consolidated Financial Statements. The requirements of those standards are discussed in Notes 2 and 3 to the Consolidated Financial Statements. The following discussion is presented to provide an understanding of the financial statement impacts of those standards when comparing the 2003 Consolidated Financial Statements to prior years.

SFAS No. 143

Adopting Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003 affected the comparability of the Company’s 2003 Consolidated Financial Statements to those of prior years as follows:

■ Recognition of asset retirement obligations of $697 million compared to a liability of $838 million that had been previously recorded for nuclear decommissioning;

■ Recognition of $175 million of capitalized asset retirement costs in property, plant and equipment and a $77 million increase in accumulated depreciation and amortization, representing the depreciation of such costs through December 31, 2002;

■ Beginning in 2003, accretion of the AROs for nuclear decommissioning is reported in other operations and maintenance expense. Previously, expenses associated with the provision for nuclear decommissioning were reported in depreciation and amortization expense and in other expense, as described below; and

■ Beginning in 2003, realized and unrealized earnings of trusts available for funding decommissioning activities at the Company’s nuclear plants are recorded in other income and other comprehensive income, as appropriate. Previously, as permitted by regulatory authorities, these earnings were recorded in other income with an offsetting charge to expense, also recorded in other income, for the accretion of the decommissioning liability.

EITF 02-3 and 03-11

The adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities and the related EITF 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not “Held for Trading Purposes” as Defined in Issue No. 02-3, changed the timing of recognition in earnings for certain Clearinghouse energy-related contracts, as well as the financial statement presentation of gains and losses associated with energy-related contracts. The Consolidated Statements of Income for 2002 and 2001 were not restated. Prior to 2003, all energy trading contracts, including non-derivative contracts, were recorded at fair value with changes in fair value and settlements reported in revenue on a net basis. Specifically, adopting EITF 02-3 and 03-11 affected the comparability of the Company’s 2003 Consolidated Financial Statements to those of prior years as follows:

■ For derivative contracts not held for trading purposes that involve physical delivery of commodities, unrealized gains and losses and settlements on sales contracts are presented in revenue, while unrealized gains and losses and settlements on purchase contracts are reported in expense; and

■ Non-derivative energy-related contracts, previously subject to fair value accounting under prior accounting guidance, are no longer subject to fair value accounting. The Company recognizes revenue or expense on a gross basis at the time of contract performance, settlement or termination.

FIN 46R

Upon adoption of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), on December 31, 2003 with respect to special purpose entities, the Company was required to consolidate a variable interest lessor entity through which the Company had financed and leased a power generation project. As a result, the Consolidated Balance Sheet at December 31, 2003 reflected an additional $364 million in net property, plant and equipment and deferred charges and $370 million of related debt.

In addition, under FIN 46R, the Company reports its junior subordinated notes held by an affiliated trust as long-term debt, rather than the trust preferred securities issued by the trust. At December 31, 2002, the Company consolidated the trust and reported the trust preferred securities on its Consolidated Balance Sheet.

Results of Operations

Following is a summary of contributions by its operating segments to net income for the years ended December 31, 2003, 2002 and 2001:

	Net Income (Loss)
	2003	2002	2001
	(millions)
Generation	$404	$486	$329
Energy	102	28	104
Delivery	282	255	177
Corporate and Other	(227)	4	(164)

Consolidated	$561	$773	$446

Overview

2003 vs. 2002

Net income decreased 27% to $561 million, as compared to 2002. The decrease included the net impact of a $21 million after-tax loss for the cumulative effect of changes in accounting principles, resulting from the adoption of the following new accounting standards:

■ $139 million after-tax gain—adoption of SFAS No. 143;

■ $101 million after-tax loss—adoption of SFAS No. 133 Implementation Issue C20;

■ $55 million after-tax loss—adoption of EITF 02-3; and

■ $4 million after-tax loss—adoption of FIN 46R.

The decrease in net income was also impacted by the following items recognized in 2003 and reported in the Corporate and Other segment:

■ $197 million ($122 million after-tax) of incremental restoration expenses associated with Hurricane Isabel;

■ $105 million ($65 million after-tax) cost of terminating two long-term power purchase agreements;

■ $21 million ($12 million after-tax) of charges associated with the restructuring of power sales contracts; and

■ $8 million ($5 million after-tax) of severance costs associated with workforce reductions.

2002 vs. 2001

Net income increased 73% to $773 million, as compared to 2001. The increase in net income reflected the impact of the following items recognized in 2001 that did not recur in 2002. These items were reported in the Corporate and Other segment:

■ $220 million ($136 million after-tax) cost of terminating certain long-term power purchase contracts; and

■ $48 million ($29 million after-tax) of severance costs for workforce reductions.

Analysis of Consolidated Operations

Presented below are selected amounts related to the Company’s results of operations for the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
	(millions)

Operating Revenue
Regulated electric sales	$4,876	$4,857	$4,620
Non-regulated electric sales	44	78	183
Non-regulated gas sales	263	(58)	54
Other	254	95	87
Operating Expenses
Electric fuel and energy purchases, net	1,472	1,281	1,252
Purchased electric capacity	607	691	680
Other purchased energy commodities	304	—	—
Restructuring costs	—	(7)	48
Other operations and maintenance	1,284	900	1,268
Depreciation and amortization	458	495	518
Other taxes	173	152	179
Other income	81	32	33
Interest and related charges	302	294	300
Income tax expense	336	425	286
Cumulative effect of changes in accounting principles	(21)	—	—

An analysis of the Company’s results of operations for 2003 compared to 2002 and 2002 compared to 2001 follows:

2003 vs. 2002

Operating Revenue

Regulated electric sales revenue increased less than 1% to $4.9 billion, primarily reflecting the following:

■ A $54 million increase representing customer growth associated with new customer connections; and

■ A $42 million increase resulting from fuel rate recoveries. Fuel rate recoveries were generally offset by a comparable increase in fuel expense and did not materially affect net income. These increases were partially offset by:

■ A $103 million decrease associated with milder weather; and

■ Decreases in sales revenue due to hurricane-related outages.

Non-regulated gas sales revenue increased 553% to $263 million, reflecting higher margins in Clearinghouse gas sales, net of applicable purchases, due to favorable changes in the fair value of derivative contracts held for trading purposes and the impact of adopting EITF 02-3. The increase included $54 million associated with the economic hedges (described further in the discussion of the Energy segment’s results).

Other revenue increased 167% to $254 million, reflecting:

■ A $52 million increase in coal sales revenue; and

■ A $115 million increase resulting from a change in the classification of coal purchases from other revenue to expense under EITF 02-3 beginning in 2003.

Operating Expenses and Other Items

Electric fuel and energy purchases, net increased 15% to $1.5 billion, primarily reflecting:

■ A $123 million increase associated with non-regulated energy trading operations, primarily resulting from higher volumes purchased and the reclassification of certain purchase contracts after the implementation of EITF 02-3; and

■ A $68 million increase related to regulated operations, including $42 million associated with rate recovery in revenue and the recognition of $14 million of previously deferred fuel costs that will not be recovered under the settlement of the Virginia jurisdictional fuel rate case.

Purchased electric capacity expense decreased 12% to $607 million, reflecting scheduled rate reductions on certain non-utility generation supply contracts ($54 million) and lower purchases of capacity for utility operations ($30 million).

Other purchased energy commodities were $304 million, reflecting the reclassification of certain purchase contracts for transportation, storage and coal after the adoption of EITF 02-3.

Other operations and maintenance expense rose 43% to $1.3 billion, primarily reflecting the impact of the following 2003 items:

■ Incremental restoration expenses associated with Hurricane Isabel ($197 million);

■ Cost of terminating two power purchase contracts used in electric utility operations ($105 million);

■ A charge associated with the restructuring of certain electric sales contracts ($21 million);

■ Accretion expense for asset retirement obligations ($38 million); and

■ Expenses associated with nuclear refueling outages ($13 million).

Depreciation and amortization expense decreased 7% to $458 million, primarily reflecting the change in the presentation of expenses associated with asset retirement obligations.

Other taxes increased 14% to $173 million, primarily due to the effect of a favorable resolution of sales and use tax issues in 2002. Such benefits were not recognized in 2003.

Other income increased 153% to $81 million, primarily reflecting net realized gains and income ($34 million) associated with nuclear decommissioning trust fund investments.

Cumulative effect of changes in accounting principles—During 2003, the Company was required to adopt several new accounting standards, resulting in a net after-tax loss of $21 million, which included the following:

■ A $139 million after-tax gain (SFAS No. 143);

■ A $101 million after-tax loss (SFAS No. 133 Implementation Issue No. C20);

■ A $55 million after-tax loss (EITF 02-3); and

■ A $4 million after-tax loss (FIN 46R).

2002 vs. 2001

Operating Revenue

Regulated electric sales revenue increased 5% to $4.9 billion, primarily due to:

■ A $195 million increase resulting from favorable weather conditions, reflecting increased cooling and heating degree-days in 2002;

■ A $60 million increase resulting from customer growth; and

■ A $65 million increase in fuel rate recoveries, which was generally offset in fuel expense and did not materially affect net income; partially offset by

■ Other factors not separately measurable, such as the impact of economic conditions on customer usage, as well as variations in seasonal rate premiums and discounts.

Non-regulated electric sales revenue decreased 57% to $78 million, reflecting:

■ A $74 million decrease in revenue from the wholesale marketing of utility generation. Due to the higher demand of utility service territory customers during 2002, less production from utility plant generation was available for profitable sale in the wholesale market; and

■ A $31 million decrease in Clearinghouse electric revenue, net of applicable trading purchases, reflecting the effect of unfavorable changes in the fair value of contracts and lower margins.

Non-regulated gas sales revenue decreased 207% to $58 million, primarily reflecting a decrease in Clearinghouse gas revenue, net of applicable trading purchases, due to unfavorable changes in the fair value of contracts and lower overall margins. The decrease included $70 million associated with the economic hedges discussed in the Energy segment’s results.

Other revenue increased 9% to $95 million, primarily reflecting an increase from sales of coal.

Operating Expenses and Other Items

Electric fuel and energy purchases expense increased 2% to $1.3 billion, reflecting an increase of $29 million related to regulated utility operations, including $66 million subject to rate recovery, partially offset by a $37 million decrease in fuel expenses associated with lower wholesale marketing of utility plant generation.

Other operations and maintenance expense decreased 29% to $900 million, primarily reflecting:

■ A $220 million cost of terminating certain long-term power purchase contracts in 2001;

■ A decrease ($68 million) in 2002 scheduled outages and routine maintenance costs at both nuclear and fossil plants;

■ $48 million of severance costs for workforce reductions in 2001; and

■ A decrease ($27 million) in 2002 general and administrative expenses.

Depreciation and amortization expense decreased 4% to $495 million, primarily reflecting a $40 million decrease associated with the extension of estimated useful lives of most fossil fuel stations and electric transmission and distribution properties in 2002.

Other taxes decreased 15% to $152 million, primarily due to a reduction in average business and occupation tax rates and the recognition of a favorable resolution of prior year’s sales and use tax issues in 2002.

Income taxes increased 49% to $425 million, reflecting higher income before income taxes, as compared to 2001. The Company’s effective tax rate decreased from 39.1% to 35.5% in 2002, primarily due to a net benefit related to permanent differences, a reduction in percentages of state income taxes to book income and a decrease in book depreciation of regulated assets.

Outlook

The Company believes its operating businesses will provide stable growth in net income. The following are factors that will impact these expected results:

■ Potential increase in regulated electric sales, as compared to 2003, assuming the Company’s utility service territories experience a return to normal weather in 2004;

■ Continued growth in electric utility customers;

■ Reduced electric capacity expenses, resulting from terminated contracts;

■ Lower interest expense as a result of refinanced debt;

■ Expected Six Sigma benefits; and

■ Specific costs and reductions to earnings in 2003 that are not expected to recur in 2004, including:

■ Lost revenue due to Hurricane Isabel;

■ The Virginia fuel rate case settlement; and

■ Costs associated with refinancing callable debt.

These growth factors will be partially offset by:

■ Increased pension and other postretirement benefit costs; and

■ Normalization of Clearinghouse contribution.

Based on these projections, the Company estimates that cash flows from operations will increase in 2004, as compared to 2003. Management believes this increase will provide sufficient cash flows to maintain or grow the Company’s current dividend to Dominion.

Segment Results of Operations

Generation Segment

The Generation segment includes the Company’s electric generation operations.

	2003	2002	2001
	(millions)
Net income contribution	$404	$486	$329
Electricity supplied (mwhrs)	105	101	95

The Generation segment provides electricity primarily from nuclear, coal, oil and purchased power. Presented below is a summary of the system’s energy output by energy source.

(1)	Nuclear mix excludes Old Dominion Electric Cooperative’s (ODEC) 11.6% ownership interest in the North Anna Power Station.
(2)	Coal mix excludes ODEC’s 50% ownership interest in the Clover Power Station.
(3)	Other includes natural gas used in combustion turbines that are fueled by gas and oil.

Presented below are the key factors impacting the Generation segment’s operating results:

	2003 vs. 2002	2002 vs. 2001
	Increase (Decrease)	Increase (Decrease)
	(millions)
Revenue reallocation	$(57)	$—
Regulated electric sales:
Weather	(42)	82
Customer growth	22	25
Capacity expenses	29	8
Fuel settlement	(9)	—
Utility outages	(11)	34
Other	(14)	8

Change in net income contribution	$(82)	$157

2003 vs. 2002

The Generation segment had a decrease of $82 million in net income, as compared to 2002, primarily reflecting the following:

■ A change in the allocation of electric base rate revenue among the Generation, Energy and Delivery segments effective January 1, 2003;

■ A decrease in regulated electric sales due to comparably milder summer weather, resulting from a decrease in cooling degree days in 2003, partially offset by an increase in heating degree days in 2003;

■ An increase in regulated electric sales due to customer growth in the electric franchise service area, primarily reflecting an increase in new residential customers;

■ Scheduled decreases in capacity expenses under certain power purchase agreements;

■ Recognition of previously deferred fuel costs in connection with the Virginia rate settlement; and

■ Increased outage expenses, reflecting nuclear refueling outages in 2003 at the Company’s nuclear generating units.

2002 vs. 2001

The Generation segment’s net income contribution increased $157 million, as compared to 2001, primarily reflecting the following:

■ An increase in regulated electric sales due to comparably warmer summer weather in 2002, resulting from an increase in cooling degree days;

■ An increase in regulated electric sales due to customer growth in the electric franchise service area, primarily reflecting an increase in new residential customers; and

■ Lower outage costs relating to the fossil & hydro units due to fewer planned outages.

Energy Segment

The Energy segment includes the Company’s electric transmission business, as well as the Company’s Clearinghouse (energy trading, hedging and arbitrage activities) operations:

	2003	2002	2001
	(millions)
Net income contribution	$102	$28	$104

Presented below are the key factors impacting the Energy segment’s operating results:

	2003 vs. 2002	2002 vs. 2001
	Increase (Decrease)	Increase (Decrease)
	(millions)
Clearinghouse	$23	$(62)
Price management activities on behalf of Dominion	32	(43)
Revenue reallocation	7	—
Other	12	29

Change in net income contribution	$74	$(76)

2003 vs. 2002

The Energy segment’s net income contribution increased $74 million, as compared to 2002, primarily reflecting:

■ An increase in the contribution of the Clearinghouse operations, reflecting a $43 million increase in margins on settled contracts, partially offset by a $20 million decrease in net mark-to-market gains on energy trading contracts;

■ Lower net losses associated with a portfolio of financial derivatives held by the Clearinghouse as economic hedges on behalf of Dominion in connection with price risk management for a portion of its future sales of natural gas production; and

■ A change in the allocation of electric base rate revenue among the Generation, Energy and Delivery segments effective January 1, 2003.

2002 vs. 2001

Net income for the Energy segment decreased $76 million from 2001, primarily reflecting:

■ A decrease in the contribution of the Clearinghouse operations, reflecting a $92 million decrease in net mark-to-market gains on energy trading contracts, partially offset by a $30 million increase in margins on settled contracts; and

■ Higher net losses associated with a portfolio of financial derivatives held by the Clearinghouse as economic hedges on behalf of Dominion in connection with price risk management for a portion of its future sales of natural gas production.

Selected Information—Energy Trading Activities

As previously described, the Energy segment manages the Company’s energy trading, hedging and arbitrage activities through the Clearinghouse. The Company believes these operations complement its integrated energy businesses and facilitate its risk management activities. As part of these operations, the Clearinghouse enters into contracts for purchases and sales of energy-related commodities, including natural gas and oil. During 2003 and prior periods, the Company’s Clearinghouse operations also included contracts for purchases and sales of electricity. In connection with Dominion’s plan to conduct its non-utility wholesale electric marketing and trading activities through another Dominion subsidiary, the Company assigned certain wholesale electric contracts that are not supplied from its own generation resources and involve activities outside of its service territory. The Company will continue to market its generation resources not needed to serve utility customers but will do so as part of its management of utility system resources in the Generation segment rather than through its Clearinghouse operations.

Settlement of a contract may require physical delivery of the underlying commodity or cash settlement. The Clearinghouse enters into contracts with the objective of benefiting from changes in prices. For example, after entering into a contract to purchase a commodity, the Clearinghouse typically enters into a sales contract, or a combination of sales contracts, with quantities and delivery or settlement terms that are identical or very similar to those of the purchase contract. When the purchase and sales contracts are settled either by physical delivery of the underlying commodity or by net cash settlement, the Clearinghouse may receive a net cash margin (a realized gain), or may pay a net cash margin (a realized loss). Clearinghouse management continually monitors its contract positions, considering location and timing of delivery or settlement for each energy commodity in relation to market price activity, seeking arbitrage opportunities.

A summary of the changes in the unrealized gains and losses recognized for the Company’s energy-related derivative instruments held for trading purposes during 2003 follows:

Amount
(millions)
Net unrealized gain at December 31, 2002	$111
Reclassification of contracts – adoption of EITF 02-3:
Non-derivative energy contracts	(90)
Derivative energy contracts, not held for trading purposes	(18)

3
Contracts realized or otherwise settled during the period	17
Net unrealized gain at inception of contracts initiated during the period	—
Other changes in fair value	(65)
Changes in valuation techniques	—

Net unrealized loss at December 31, 2003	$(45)

The balance of net unrealized gains and losses recognized for the Company’s energy-related derivative instruments held for trading purposes, at December 31, 2003, is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
Source of Fair Value	Less Than 1 Year	1-2 Years	2-3 Years	3-5 Years	In Excess of 5 Years	Total
	(millions)
Actively quoted(1)	$(52)	$11	$5	—	—	$(36)
Other external sources(2)	—	(6)	(3)	—	—	(9)
Models and other valuation methods(3)	—	—	—	—	—	—

Total	$(52)	$5	$2	—	—	$(45)

(1)	Exchange-traded and over-the-counter contracts.
(2)	Values based on prices from over-the-counter broker activity and industry services and, where applicable, conventional option pricing models.
(3)	Values based on the Company’s estimate of future commodity prices when information from external sources is not available and use of internally-developed models, reflecting option pricing theory, discounted cash flow concepts, etc.

Delivery Segment

The Delivery segment includes the Company’s electric distribution and customer service operations.

	2003	2002	2001
	(millions)
Net income contribution	$282	$255	$177
Electricity delivered (mwhrs)	75	75	72

Presented below are the key factors impacting Delivery’s operating results:

	2003 vs. 2002	2002 vs. 2001
	Increase (Decrease)	Increase (Decrease)
	(millions)
Revenue reallocation	$50	$—
Customer growth	10	10
Weather	(19)	33
Pension and other postretirement benefit expenses	(9)	1
Other	(5)	34

Change in net income contribution	$27	$78

2003 vs. 2002

The Delivery segment’s net income contribution increased $27 million, as compared to 2002, reflecting:

■ A change in the allocation of electric base rate revenue among the Generation, Energy and Delivery segments effective January 1, 2003;

■ An increase in regulated electric sales due to customer growth in the electric franchise service area, primarily reflecting new residential customers;

■ A decrease in regulated electric sales due to comparably milder weather; and

■ An increase in pension and other postretirement benefit costs.

2002 vs. 2001

The Delivery segment’s net income contribution increased $78 million, as compared to 2001, reflecting:

■ An increase in regulated electric sales due to customer growth in the electric franchise service area, primarily reflecting new residential customers;

■ An increase in regulated electric sales due to comparably favorable weather; and

■ A decrease in other expenses, reflecting primarily workforce reductions and other savings as a result of restructuring activities in 2001.

Corporate and Other

Corporate and Other includes the Company’s corporate and other functions.

Presented below are Corporate and Other’s operating results for 2003, 2002 and 2001:

	2003	2002	2001
	(millions)
Cumulative effect of changes in accounting principles	$(21)	$—	$—
Specific items attributable to operating segments	(204)	4	(165)
Other corporate operations	(2)	—	1

Total net income (loss)	$(227)	$4	$(164)

2003 vs. 2002

The Company reported in the Corporate and Other segment the following items in 2003 attributable to its operating segments:

■ Cumulative effect of changes in accounting principles—$21 million net after-tax loss resulting from the adoption of new accounting standards, as described in Note 3 to the Consolidated Financial Statements, including:

■ SFAS No. 143: a $139 million after-tax gain ($140 million after-tax gain—Generation and $1 million after-tax loss—Delivery);

■ SFAS No. 133 Interpretation C20: a $101 million after-tax loss (Generation);

■ EITF 02-3: a $55 million after-tax loss (Energy); and

■ FIN 46R: a $4 million after-tax loss (Generation).

■ Other operations and maintenance expenses:

■ $197 million of other operations and maintenance expense ($122 million after-tax), representing incremental restoration costs associated with Hurricane Isabel, primarily incurred by the Delivery segment;

■ $105 million ($65 million after-tax) cost of terminating two long-term power purchase contracts by the Generation segment;

■ A $21 million ($12 million after-tax) charge for the restructuring of certain electric sales contracts by the Generation segment; and

■ $8 million ($5 million after-tax) of severance costs for workforce reductions during 2003: $3 million (Generation) and $5 million (Delivery).

2002 vs. 2001

The Company reported no specific items in Corporate and Other attributable to its operating segments in 2002. In 2001, the Corporate and Other segment reported the following items in other operations and maintenance expenses:

■ $220 million ($136 million after-tax) related to the cost of terminating certain power purchase contracts (Generation); and

■ $48 million ($29 million after-tax) of severance costs for workforce reductions: $10 million (Generation), $5 million (Energy) and $33 million (Delivery).

Sources and Uses of Cash

The Company depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operating activities are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities and additional long-term financing.

At December 31, 2003, the Company had cash and cash equivalents of $46 million with $475 million of unused capacity under its credit facilities. For long-term financing needs, amounts available for debt or equity offerings under currently effective shelf registrations totaled $670 million at March 1, 2004.

Cash Provided by Operations

As presented on the Company’s Consolidated Statements of Cash Flows, net cash flows from operating activities were $1.2 billion in 2003, $1.3 billion in 2002 and $1.1 billion in 2001. Management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow current dividends payable to Dominion.

The Company’s operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, including:

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

■ Effectiveness of the Company’s risk management activities and underlying assessment of market conditions and related factors, including energy commodity prices, basis, liquidity, volatility, counterparty credit risk, availability of generation and transmission capacity, currency exchange rates and interest rates;

■ The cost of replacement of electric energy in the event of longer-than-expected or unscheduled generation outages;

■ Contractual or regulatory restrictions on transfers of funds among the Company and Dominion and its subsidiaries; and

■ Timeliness of recovery for costs subject to cost-of-service utility rate regulation.

Credit Risk

The Company’s exposure to potential concentrations of credit risk results primarily from its energy trading activities. Presented below is a summary of the Company’s gross and net credit exposure as of December 31, 2003 for these activities. The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	At December 31, 2003
	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$221	$—	$221
Non-investment grade(2)	3	1	2
No external ratings:
Internally rated – investment grade(3)	257	—	257
Internally rated – non-investment grade(4)	47	—	47

Total	$528	$1	$527

(1)	Designations as investment grade are based on minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category, represented approximately 16% of the total gross credit exposure.
(2)	The five largest counterparty exposures, combined, represented less than 1% of the total gross credit exposure for this category.
(3)	The five largest counterparty exposures, combined, for this category, represented approximately 39% of the total gross credit exposure.
(4)	The five largest counterparty exposures, combined, for this category, represented approximately 8% of the total gross credit exposure.

Cash Provided by Financing Activities

The Company relies on access to bank and capital markets as a significant source of funding for capital requirements not satisfied by the cash provided by the Company’s operations. As discussed in the Credit Ratings section below, the Company’s ability to borrow funds or issue securities and the return demanded by investors are affected by the Company’s credit ratings. In addition, the raising of external capital is subject to certain regulatory approvals, including authorization by the Virginia State Corporation Commission (Virginia Commission).

During 2003, the Company issued long-term debt totaling approximately $1.1 billion. The proceeds were used primarily to repay other debt and to finance capital expenditures.

Credit Facilities and Short-Term Debt

The Company’s financial policy precludes issuing commercial paper in excess of its supporting lines of credit. Dominion, Consolidated Natural Gas Company (CNG) and the Company maintain two joint credit facilities that allow aggregate borrowings of up to $2 billion. The Company is required to pay minimal annual commitment fees to maintain the joint credit facilities. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2004 and a $750 million three-year revolving credit facility that terminates in May 2005. The 364-day facility includes an option to extend any borrowings for an additional period of one year to May 2005. The Company expects the 364-day revolving credit facility to be renewed prior to its maturity in May 2004. The three-year facility can also be used to support up to $200 million of letters of credit. The remaining joint credit facilities will be used for working capital; as support for the combined commercial paper programs of Dominion, CNG and the

Company; and for other general corporate purposes. At December 31, 2003, capacity available under the two credit facilities was $475 million.

Both joint credit agreements contain terms and conditions that could affect the Company’s ability to borrow funds under these facilities, accelerate repayment of any outstanding Company borrowings or possibly result in the termination of the commitment to lend funds to the Company. These terms and conditions include maximum debt to total capital ratios, cross-default provisions and material adverse change clauses.

The ratio of the Company’s debt to total capital, as defined by the agreements, should not exceed 60% at the end of any fiscal quarter. As of December 31, 2003, the Company’s calculated debt to total capital ratio was 52%. Under the agreements’ cross-default provisions, if the Company or any of its material subsidiaries fail to make payment on various debt obligations in excess of $25 million, the lenders could require the Company to accelerate its repayment of any outstanding borrowings under the credit facility and the lenders could terminate their commitment to lend funds to the Company. However, any defaults on indebtedness by Dominion, CNG or any material subsidiaries of those affiliates would not affect the lenders’ commitment to the Company under the joint credit agreements.

Although the joint credit agreements contain material adverse change clauses, the participating lenders, under those specific provisions, cannot refuse to advance funds to the Company for the repurchase of its outstanding commercial paper.

At December 31, 2003, total outstanding commercial paper supported by the joint credit facilities was $1.4 billion, of which the Company’s borrowings were $717 million, with a weighted average interest rate of 1.17%. At December 31, 2002, total outstanding commercial paper supported by previous credit agreements was $1.2 billion, of which the Company’s borrowings were $443 million, with a weighted average interest rate of 1.67%. Commercial paper borrowings are used primarily to fund working capital requirements and may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash provided by operations.

At December 31, 2003, total outstanding letters of credit supported by the three-year facility were $85 million, of which $62 million was issued on behalf of an unregulated subsidiary of the Company and $23 million was issued on behalf of other Dominion subsidiaries. At December 31, 2002, total outstanding letters of credit supported by the three-year facility were $106 million issued on the behalf of other Dominion subsidiaries.

Common Stock

In exchange for a reduction in amounts payable to Dominion, the Company recognized $21 million of additional paid-in capital in 2003 and issued $150 million of common stock to Dominion in 2002.

Borrowings from Parent

During 2003, Dominion advanced $54 million, net of repayments, to certain unregulated subsidiaries of the Company pursuant to a short-term demand note. Dominion also advanced $220 million to the Company pursuant to a long-term note. Interest charges incurred by the Company related to these advances were not material. See Note 23 to the Consolidated Financial Statements.

Long-Term Debt

In 2003, the Company issued $1.1 billion of long-term debt, using the proceeds for general corporate purposes, including the repayment of other debt and a portion of the bonds that the Company called for redemption in December 2003. Debt issued during 2003 consisted of:

■ $400 million of 2003 Series A, 4.75% senior notes due 2013;

■ $230 million of 2003 Series B, 4.50% senior notes due 2010;

■ $200 million of 2003 Series C, 5.25% senior notes due 2015; and

■ $225 million of callable and puttable enhanced securities, 4.10% due 2038.

In 2003, the Company repaid the following long-term debt:

■ $160 million of medium-term notes, various series;

■ $150 million of 1998-A, 7.15% senior notes;

■ $150 million of 1999-A, 6.70% senior notes;

■ $100 million of 1993-A, 7.25% mortgage bonds;

■ $200 million of 1993-B, 6.625% mortgage bonds;

■ $189 million of 1993-D, 7.50% mortgage bonds; and

■ $200 million of 1993-G, 6.75% mortgage bonds.

Amounts Available under Shelf Registrations

At March 1, 2004, the Company had $670 million of available capacity under currently effective shelf registrations with the SEC that would permit the Company to issue debt and preferred securities to meet future capital requirements.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. Management believes that the current credit ratings of the Company provide sufficient access to the capital markets. However, disruptions in the banking and capital markets not specifically related to the Company may affect the Company’s ability to access these funding sources or cause an increase in the return required by investors.

Both quantitative (financial strength) and qualitative (business or operating characteristics) factors are considered by the credit rating agencies in establishing the Company’s credit ratings. Credit ratings should be evaluated independently and are subject to revision or withdrawal at any time by the assigning rating organization. The credit ratings for the Company are most affected by the Company’s financial profile, mix of regulated and non-regulated businesses and respective cash flows, changes in methodologies used by the rating agencies and “event risk,” if applicable.

Credit ratings for the Company as of February 2, 2004 follow:

	Standard & Poor’s	Moody’s
Mortgage bonds	A-	A2
Senior unsecured (including tax-exempt) debt securities	BBB+	A3
Preferred securities of affiliated trust	BBB	Baa1
Preferred stock	BBB	Baa2
Commercial paper	A-2	P-1

Generally, a downgrade in the Company’s credit rating would not restrict its ability to raise short-term or long-term financing so long as its credit rating remains “investment grade,” but it would increase the cost of borrowing. The Company has been working closely with both Standard & Poor’s and Moody’s with the objective of maintaining the Company’s current credit ratings. Recent steps to improve the agencies’ view of the Company’s financial position include the reduction of planned capital spending and related borrowings, as discussed below. As discussed in Risk Factors and Cautionary Statements That May Affect Future Results, in order to maintain its current ratings, the Company may find it necessary to modify its business plans and such changes may adversely affect its growth.

Debt Covenants

As part of borrowing funds and issuing debt (both short-term and long-term) or preferred securities, the Company must enter into enabling agreements. These agreements contain covenants that, in the event of default, could result in the acceleration of principal and interest payments; restrictions on distributions related to its capital stock to Dominion, including dividends, redemptions, repurchases, liquidation payments or guarantee payments; and, in some cases, the termination of credit commitments unless a waiver of such requirements is agreed to by the lenders/security holders. These provisions are customary, with each agreement specifying which covenants apply. These provisions are not necessarily unique to the Company. Some of the typical covenants include:

■ The timely payment of principal and interest;

■ Information requirements, including submitting financial reports filed with the SEC to lenders;

■ Performance obligations, audits/inspections, continuation of the basic nature of business, restrictions on certain matters related to merger or consolidation, restrictions on disposition of substantial assets;

■ Compliance with collateral minimums or requirements related to mortgage bonds; and

■ Limitations on liens.

The Company monitors the covenants on a regular basis in order to ensure that events of default will not occur. As of December 31, 2003, there were no events of default under the Company’s covenants.

Cash Used in Investing Activities

During 2003, 2002 and 2001, the Company’s investing activities resulted in net cash outflows of $1.1 billion, $857 million and $733 million, respectively. Significant investing activities for 2003 included $986 million for the construction and expansion of generation facilities, including environmental upgrades and construction and improvements of electric transmission and distribution assets and $97 million for nuclear fuel expenditures.

Generation-related projects totaled approximately $511 million and included environmental upgrades, nuclear reactor head replacement expenditures and routine capital improvements. The Company spent approximately $84 million and $350 million on transmission and distribution-related projects, respectively, reflecting routine capital improvements and expenditures associated with new connections. Other general and information technology projects totaled $41 million.

Investing activities also included $342 million for the purchases of securities and $256 million for the sales of securities related to investments held in the Company’s nuclear decommissioning trusts.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

The Company is party to numerous contracts and arrangements obligating the Company to make cash payments in future years. These contracts include financing arrangements such as debt agreements and leases, as well as contracts for the purchase of goods and services and financial derivatives. Presented below is a table summarizing expected cash payments that may result from contracts to which the Company is a party as of December 31, 2003. For purchase obligations and other liabilities, amounts are largely estimated based on contract terms, including fixed, minimum or expected quantities to be purchased at fixed or market-based prices. Actual cash payments will be based on actual quantities purchased and prices paid and will likely differ from amounts presented below.

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total

	(millions)
Long-term debt(1)	$325	$600	$1,522	$2,631	$5,078
Interest charges	270	508	375	2,590	3,743
Leases	38	48	28	15	129
Purchase obligations:
Purchased electric capacity for utility operations	589	1,155	1,063	4,176	6,983
Fuel used for utility operations(2)	911	516	200	245	1,872
Energy commodity purchases for resale(3)	407	11	24	—	442
Other	32	81	229	140	482
Other long-term liabilities:
Financial derivatives(3)	168	36	3	3	210
Asset retirement obligations(4)	1	—	9	4,870	4,880
Other contractual obligations	18	20	2	—	40

Total cash payments	$2,759	$2,975	$3,455	$14,670	$23,859

(1)	Based on stated maturity dates rather than the earlier redemption dates that could be elected by instrument holders.
(2)	Fuel used in utility operations is recoverable through rate recovery mechanisms.
(3)	Represents the summation of settlement amounts, by contracts, due from the Company if all physical or financial transactions among the Company and its counterparties were liquidated and terminated.
(4)	Represents expected cash payments adjusted for inflation for estimated costs to perform asset retirement activities.

The Company’s planned capital expenditures during 2004 are expected to total approximately $830 million. For 2005, planned capital expenditures are expected to range from $700 million to $900 million. Included in the Company’s total planned capital expenditures are the following:

Capacity

Based on available generation capacity and current estimates of growth in customer demand, the Company will likely need additional baseload generation in the future. However, the Company currently has no definite plans to build any new baseload generating units in the near-term. As part of the Company’s ongoing generation supply strategy, the Company continues to evaluate the development of new baseload plants to meet customer demand for additional generation needs in the future. Through 2006, any additional capacity and energy requirements will be met through market purchases.

Plant and Equipment

The Company’s annual capital expenditures for plant and equipment for 2004 are expected to total approximately as follows:

■ Generation and nuclear fuel: $415 million;

■ Transmission: $105 million; and

■ Distribution: $310 million. These expenditures will primarily provide for customer growth, reliability initiatives and routine replacements.

In response to the Clean Air Act requirements, the Company expects to spend approximately $72 million by mid-2004 to complete the installation of nitrogen oxide (NOx) reduction equipment on all of its affected facilities, and $350 million for the period 2004 through 2008 for the future installations of sulfur dioxide (SO2) emission control equipment. See Environmental Matters under Future Issues and Other Matters for additional discussion of Clean Air Act matters.

Future Issues and Other Matters

Status of Deregulation in Virginia

The Virginia Electric Utility Restructuring Act (the Virginia Restructuring Act), enacted in 1999, established a plan to restructure the electric utility industry in Virginia. The Virginia Restructuring Act addressed among other things: capped base rates, participation in a regional transmission organization (RTO), retail choice and the recovery of stranded costs. The Company made retail choice available to all of its Virginia regulated electric customers as of January 1, 2003.

Base Rates

Under the Virginia Restructuring Act, the generation portion of the Company’s Virginia jurisdictional operations is no longer subject to cost-based rate regulation. The Company’s base rates (excluding fuel costs and certain other allowable adjustments) will remain capped until July 2007, unless modified or terminated sooner under the Virginia Restructuring Act. Recovery of generation-related costs will continue through capped rates, and, where applicable, a wires charge assessed on those customers opting for alternative suppliers. Additionally, the Virginia Restructuring Act provides that after the end of the capped rate period, any default service provided by the Company will be based on competitive market prices for electric generation services.

In January 2004, legislation supported by the Offices of the Governor and the Attorney General of Virginia was submitted to the Virginia General Assembly that would extend the capped base rates by three and one-half years, through December 31, 2010. The bill was supported by the Company and was approved by the Virginia Senate in late January 2004. In addition to extending capped rates, the bill would:

■ Lock in the Company’s fuel factor until the earlier of July 1, 2007 or the termination of capped rates through the Virginia Commission order;

■ Provide for a one-time adjustment of the Company’s fuel factor, effective July 1,2007 through December 31, 2010, with no adjustment for previously incurred over-recovery or under-recovery of fuel costs and thus would eliminate deferred fuel accounting; and

■ End wires charges on the earlier of July 1, 2007, or the termination of capped rates, consistent with the Virginia Restructuring Act’s original timetable.

Other bills were introduced in the Virginia House of Delegate that would repeal the Virginia Restructuring Act, suspend most of the Virginia Restructuring Act, suspend customer choice and re-impose “cost of service” rate making. Legislation calling for suspension of the Virginia Restructuring Act’s key provisions and a return to the cost-of-service regulatory methodology was defeated in a House committee in early February. Other measures have been deferred to 2005 by a House committee. Until the legislative process is concluded, no assessment can be made concerning future developments.

RTO

The Virginia Restructuring Act requires that the Company join an RTO subject to the Virginia Commission approval. FERC requires each public utility that owns or operates transmission facilities to make certain filings with respect to RTO formation, but relies on voluntary formation of RTOs to advance its energy policies. By joining an RTO, the Company would transfer functional control of its transmission assets to a third-party RTO.

In September 2002, the Company and PJM Interconnection, LLC (PJM) entered into the PJM South Implementation Agree -

ment. The agreement provides that, subject to regulatory approval and certain provisions, the Company will become a member of PJM, transfer functional control of its electric transmission facilities to PJM for inclusion in a new PJM South Region and integrate its control area into the PJM energy markets. The agreement also allocates costs of implementation of the agreement among the parties.

In June 2003, the Company made a filing as required by the Virginia Restructuring Act requesting authorization from the Virginia Commission to become a member of PJM on November 1, 2004. In September 2003, the Virginia Commission issued an order directing the Company to provide additional information concerning the application. Hearings on the Company’s application are scheduled to begin in October 2004. The Company intends to file for FERC and North Carolina Commission approval to join PJM in the future.

The Company has incurred and will continue to incur integration and operating costs associated with joining an RTO. The Company has deferred certain of these costs for future recovery and is giving further consideration to seeking regulatory approval to defer the balance of such costs.

Recovery of Stranded Costs

Stranded costs are those generation-related costs incurred or commitments made by utilities under cost-based regulation that may not reasonably be expected to be recovered in a competitive market. At December 31, 2003, the Company’s exposure to potentially stranded costs included long-term purchased power contracts that could ultimately be determined to be above market; generating plants that could possibly become uneconomical in a deregulated environment; and unfunded obligations for nuclear plant decommissioning and postretirement benefits not yet recognized in the financial statements. The Company believes capped electric retail rates and, where applicable, wires charges will provide an opportunity to recover a portion of its potentially stranded costs, depending on market prices of electricity and other factors. Recovery of the Company’s potentially stranded costs remains subject to numerous risks even in the capped-rate environment. These include, among others, exposure to long-term power purchase commitment losses, future environmental compliance requirements, changes in tax laws, nuclear decommissioning costs, inflation, increased capital costs and recovery of certain other items.

The enactment of deregulation legislation in 1999 not only caused the discontinuance of SFAS No. 71 for the Company’s Virginia jurisdictional utility generation-related operations but also caused the Company to review its utility generation assets for impairment and long-term power purchase contracts for potential losses at that time. Significant assumptions considered in that review included possible future market prices for fuel and electricity, load growth, generating unit availability and future capacity additions in the Company’s market, capital expenditures, including those related to environmental improvements, and decommissioning activities. Based on those analyses, no recognition of plant impairments or contract losses was appropriate at that time. In response to future events resulting from the development of a competitive market structure in Virginia and the expiration or termination of capped rates and wires charges, the Company may have to reevaluate its utility generation assets for impairment and long-term power purchase contracts for potential losses. Assumptions about future market prices for electricity represent a critical factor that affects the results of such evaluations. Since 1999, market prices for electricity have fluctuated significantly and will continue to be subject to volatility. Any such review in the future, which would be highly dependent on assumptions considered appropriate at the time, could possibly result in the recognition of plant impairment or contract losses that would be material to the Company’s results of operations or its financial position.

In January 2004, the Commission on Electric Utility Restructuring adopted a resolution related to the monitoring of stranded costs.

Changes to Cost Structure—While the Virginia Restructuring Act did not define specific generation-related costs to be recovered, it did provide for generation-related cash flows (through the combination of capped rates and wires charges billed to customers) through July 1, 2007 unless terminated earlier pursuant to the Virginia Restructuring Act (the transition period). The generation-related cash flows provided by the Virginia Restructuring Act are intended to compensate the Company for continuing to provide generation services and to allow the Company to incur costs to restructure such operations during the transition period. As a result, during the transition period, the Company may increase earnings to the extent that management can reduce operating costs for its utility generation-related operations. Conversely, the same risks affecting the recovery of the Company’s stranded costs, discussed above, may also adversely impact its cost structure during the transition period. Accordingly, the Company could realize the negative economic impact of any such adverse event. In addition to managing the cost of its generation-related operations, the Company may also seek opportunities to sell available electric energy and capacity to customers beyond its electric utility service territory. Using cash flows from operations during the transition period, the Company may further alter its cost structure or choose to make additional investment in its business.

The capped rates were derived from rates established as part of the 1998 Virginia rate settlement and do not provide for specific recovery of particular generation-related expenditures, except for certain regulatory assets. To the extent that the Company manages its operations to reduce its overall operating costs below those levels included in the capped rates, the Company’s earnings may increase. Since the enactment of the Virginia Restructuring Act, the Company has been reviewing its cost structure to identify opportunities to reduce the annual operating expenses of its generation-related operations. For example, the reduction in future fixed capacity payments, resulting from the termination of certain long-term power pur -

chase agreements during 2001 and 2003, is expected to increase annual after-tax earnings by approximately $48 million during the transition period.

Also in 2002 and 2001, the Company revised the estimated useful lives of its electric generation assets. The changes in estimates were based upon expected life-extensions of nuclear plants and new engineering studies of other assets. As a result of these changes, annual after-tax earnings will increase by approximately $67 million during the transition period as a result of lower depreciation expense for these assets.

FERC Standard Market Design Proposal

In 2002, FERC issued proposed rules that would establish a standardized transmission service and wholesale electric market design for entities participating in wholesale electric markets. FERC proposed to exercise jurisdiction over the transmission component of bundled retail transactions, modify the existing electric transmission tariff to include a single tariff service applicable to all transmission customers and provide a standard market design for wholesale electric markets. FERC also proposed that transmission owners that have not yet joined an RTO must contract with a separate entity, an independent transmission provider, to operate their transmission facilities. FERC scheduled a number of technical conferences and meetings with interested parties and has indicated that the market design and timing of the rule is subject to change.

In April 2003, FERC issued a discussion document addressing several issues raised by state regulatory commissions and market participants in FERC’s proposed Standard Market Design. The document proposes certain changes to Standard Market Design and to work with the states and market participants to develop reasonable timetables for moving forward on the formation of RTOs. FERC also stated that it would not use the Standard Market Design rulemaking to overturn prior RTO orders where there is an overlap. It is uncertain what impact, if any, these matters may have on the Company’s efforts to join PJM or on the design of wholesale electric markets.

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

Environmental Protection and Monitoring Expenditures

The Company incurred approximately $100 million, $117 million and $109 million of expenses (including depreciation) during 2003, 2002 and 2001, respectively, in connection with environmental protection and monitoring activities and expects these expenses to be approximately $105 million in 2004. In addition, capital expenditures related to environmental controls were $197 million, $269 million and $197 million for 2003, 2002 and 2001, respectively. The amount estimated for 2004 for these expenditures is $90 million.

Clean Air Act Compliance

The Clean Air Act requires the Company to reduce its emissions of SO2 and NOX, which are gaseous by-products of fossil fuel combustion. The Clean Air Act’s SO2 and NOX reduction programs include:

■ The issuance of a limited number of SO2 emission allowances. Each allowance permits the emission of one ton of SO2 into the atmosphere. The allowances may be transacted with a third party; and

■ The issuance of a limited number of NOX emission allowances to comply with NOX emission requirements applicable during ozone season months of May through September. Each allowance permits the emission of one ton of NOX into the atmosphere.

Implementation of projects to comply with SO2 and NOX limitations are ongoing and will be influenced by changes in the regulatory environment, availability of allowances, various state and federal control programs and emission control technology. In response to these requirements, the Company expects to make the following capital expenditures at its affected generating facilities:

■ $350 million during the period 2004 through 2008 on SO2 emission control equipment; and

■ $72 million during 2004 through 2005 on NOX reduction equipment. Total costs are expected to be $625 million, of which approximately $553 million has been incurred through December 31, 2003.

The majority of these cost estimates are also included in the capital cost expenditure estimate contemplated by the Consent Decree, described below.

In relation to a Notice of Violation received by the Company in 2000 from the Environmental Protection Agency (EPA) and related proceedings, the Company, the U.S. Department of Justice, the EPA, and the states of Virginia, West Virginia, Connecticut, New Jersey and New York agreed to a settlement in April 2003 in the form of a proposed Consent Decree. The Virginia federal district court entered the final Consent Decree in October 2003, resolving the underlying actions. Under the settlement, the Company paid a $5 million civil penalty, agreed to fund $14 million for environmental projects and committed to improve air quality under the Consent Decree estimated to involve expenditures of $1.2 billion. The Company has already incurred certain capital expenditures for environmental improvements at its coal-fired stations in Virginia and West Virginia and has committed to additional measures in its current financial plans and capital budget to satisfy the requirements of the Consent Decree. As of December 31, 2003, the Company had recognized a provision for the funding of the environmental projects, substantially all of which was recorded in 2000.

Future Environmental Regulations

In December 2003, the EPA announced plans to propose additional regulations addressing pollution transport from electric generating units as well as the regulation of mercury and nickel emissions. These regulatory actions, in addition to revised regulations expected to be issued in 2004 to address regional haze, could require additional reductions in emissions from the Company’s fossil fuel-fired generating facilities. If these new emission reduction requirements are imposed, additional significant expenditures may be required.

Under authority of the Clean Water Act, the EPA has announced the publication of new regulations governing utilities that employ a cooling water intake structure, with flow levels that exceed a minimum threshold. As announced, the EPA’s rule presents several control options. The Company is evaluating facility information from its Bremo, Chesapeake, Chesterfield, Mt. Storm, North Anna, Possum Point, Surry and Yorktown power stations. The Company cannot predict the future impact on its operations at this time.

The U.S. Congress is considering various legislative proposals that would require generating facilities to comply with more stringent air emissions standards. Emission reduction requirements under consideration would be phased in under a variety of periods of up to 16 years. If these new proposals are adopted, additional significant expenditures may be required.

In 1997, the United States signed an international Protocol to limit man-made greenhouse emissions under the United Nations Framework Convention on Climate Change. However, the Protocol will not become binding unless approved by the U.S. Senate. Currently, the Bush Administration has indicated that it will not pursue ratification of the Protocol and has set a voluntary goal of reducing the nation’s greenhouse gas emission intensity by 18% over the next 10 years. Several legislative proposals that include provisions seeking to impose mandatory reductions of greenhouse gas emissions are under consideration in the United States Congress. The cost of compliance with the Protocol or other mandatory greenhouse gas reduction obligations could be significant. Given the highly uncertain outcome and timing of future action, if any, by the U.S. federal government on this issue, the Company cannot predict the financial impact of future climate change actions on its operations at this time.

Nuclear Relicensing

The Company filed applications for 20-year life-extensions for the North Anna and Surry units in May 2001 with the NRC. The NRC has completed its review of the applications. The Company received renewed operating licenses for these units in March 2003.

Nuclear Insurance

The Price-Anderson Act expired in August 2002, but operating nuclear reactors continue to be covered by the law, which would channel and cap claims if a nuclear accident should occur. The Price-Anderson Act has been renewed three times since 1957, and Congress is currently holding hearings to reauthorize the legislation. The expiration of the Price-Anderson Act has no impact on existing nuclear license holders.

Risk Factors and Cautionary Statements That May Affect Future Results

Factors that may cause actual results to differ materially from those indicated in any forward-looking statement include weather conditions; governmental regulations; cost of environmental compliance; inherent risk in the operation of nuclear facilities; fluctuations in energy-related commodities prices and the effect these could have on the Company’s earnings, liquidity position and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including price risk due to marketable securities held as investments in trusts and benefit plans; fluctuations in interest rates; changes in rating agency requirements and ratings; changes in accounting standards; collective bargaining agreements and labor negotiations; the risks of operating businesses in regulated industries that are becoming deregulated; the transfer of control over electric transmission facilities to a regional transmission organization; and political and economic conditions (including inflation and deflation). Other more specific risk factors are as follows:

The Company’s operations are weather sensitive. The Company’s results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and affect the price of energy commodities. In addition, severe weather, including hurricanes, winter storms and droughts, can be destructive, causing outages, production delays and property damage that require the Company to incur additional expenses.

The Company is subject to complex governmental regulation that could adversely affect its operations. The Company’s operations are subject to extensive regulation and require numerous permits, approvals and certificates from federal, state and local governmental agencies. The Company must also comply with environmental legislation and associated regulations. Management believes the necessary approvals have been obtained for the Company’s existing operations and that its business is conducted in accordance with applicable laws. However, new laws or regulations, or the revision or reinterpretation of existing laws or regulations, may require the Company to incur additional expenses.

Costs of environmental compliance, liabilities and litigation could exceed the Company’s estimates. Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations. In addition, the Company may be a responsible party for environmental clean-up at a site identified by a regulatory body. Management cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up and compliance costs, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

The Company is exposed to cost-recovery shortfalls because of capped base rates in effect in Virginia through mid-2007 for its regulated electric utility. Under the Virginia Restructuring Act, the generation portion of the Company’s electric utility operations is open to competition and resulting uncertainty. Under the Virginia Restructuring Act, the Company’s base rates (excluding, generally, fuel costs and certain other allowable adjustments) remain unchanged until July 2007 unless modified or terminated consistent with the Virginia Restructuring Act. Although the Virginia Restructuring Act allows for the recovery of certain generation-related costs during the capped rates period, the Company remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, tax law changes, costs related to hurricanes or other weather events, inflation and increased capital costs. In addition, under the Virginia Restructuring Act, the generation portion of the Company’s electric utility operations is open to competition and is no longer subject to cost-based regulation. To date, the competitive market has been slow to develop and it is difficult to predict the pace at which the competitive environment will evolve and the extent to which the Company will face increased competition and be able to operate profitably within this competitive environment. Additional uncertainty arises from several legislative proposals currently under consideration by the 2004 Virginia General Assembly. These proposals range from extending for three and a half years the period during which capped rates are in effect, but with certain limitations on changes in the fuel factor, to suspending customer choice and returning to cost-based regulation. See Future Issues and Other Matters—Status of Deregulation in Virginia in MD&A and Note 20 to the Consolidated Financial Statements for additional information.

There are inherent risks in the operation of nuclear facilities. These risks include the cost of and the Company’s ability to maintain adequate reserves for decommissioning, plant maintenance costs, threat of terrorism, spent nuclear fuel disposal costs and exposure to potential liabilities arising out of the operation of these facilities. The Company maintains decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage.

The use of derivative instruments could result in financial losses. The Company uses derivative instruments, including futures, forwards, options and swaps, to manage its commodity and financial market risks. In addition, the Company purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. In the future, the Company could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these contracts involves management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts. For additional information concerning derivatives and commodity-based trading contracts, see Item 7A. Market Rate Sensitive Instruments and Risk Management and Notes 2 and 7 to the Consolidated Financial Statements.

The Company is exposed to market risks beyond its control in its energy clearinghouse operations. The Company’s energy clearinghouse and risk management operations are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. Many industry participants have experienced severe business downturns resulting in some companies exiting or curtailing their participation in the energy trading markets. This has led to a reduction in the number of trading partners and lower industry trading revenue. Declining creditworthiness of some of the Company’s trading counterparties may limit the level of its trading activities with these parties and increase the risk that these parties may not perform under a contract.

An inability to access financial markets could affect the execution of the Company’s business plan. The Company relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by the cash flows from its operations. Management believes that the Company will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of the Company’s control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to the Company’s credit ratings. Restrictions on the Company’s ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing rating agency requirements could negatively affect the Company’s growth and business strategy. As of February 2, 2004, the Company’s senior secured debt was rated A-, stable outlook, by Standard & Poor’s and A2, stable outlook, by Moody’s. Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or modify its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company’s credit ratings by either Standard & Poor’s or Moody’s could increase its borrowing costs and adversely affect operating results.

Potential changes in accounting practices may adversely affect the Company’s financial results. The Company cannot predict the impact future changes in accounting standards or practices may have on public companies in general or the energy industry or its operations specifically. New accounting standards could be issued that could change the way the Company records revenue, expenses, assets and liabilities. These changes in accounting standards could adversely affect the Company’s reported earnings or could increase reported liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The matters discussed in this Item may contain “forward-looking statements” as described in the introductory paragraphs under Part II, Item 7. MD&A of this Form 10-K. The reader’s attention is directed to those paragraphs and Risk Factors and Cautionary Statements That May Affect Future Results in MD&A, for discussion of various risks and uncertainties that may affect the future of the Company.

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

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity interest rates and foreign currency exchange rates.

Commodity Price Risk—Trading Activities

As part of its strategy to market energy and to manage related risks, the Company manages a portfolio of commodity-based derivative instruments held for trading purposes. These contracts are sensitive to changes in the prices of natural gas, electricity and certain other commodities. The Company uses established policies and procedures to manage the risks associated with these price fluctuations and uses derivative instruments, such as futures, forwards, swaps and options, to mitigate risk by creating offsetting market positions. In addition, the Company may use its generation capacity to satisfy commitments to sell energy when not needed to serve customers in its service territory.

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $100 million and $26 million in the fair value of its commodity-based financial derivatives held for trading purposes as of December 31, 2003 and 2002, respectively.

The impact of a change in energy commodity prices on the Company’s trading derivative commodity instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled.

Interest Rate Risk

The Company manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. The Company also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at December 31, 2003, a hypothetical 10% increase in market interest rates would decrease annual earnings by approximately $3 million. A hypothetical 10% increase in market interest rates, as determined at December 31, 2002, would have resulted in a decrease in annual earnings of approximately $2 million.

Foreign Exchange Risk

The Company manages its foreign exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, the Company’s exposure to foreign currency risk for these purchases is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $15 million and $17 million in the fair value of currency forward contracts held by the Company at December 31, 2003 and 2002, respectively.

Investment Price Risk

The Company is subject to investment price risk due to marketable securities held as investments in nuclear decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. As described in Note 8 to the Consolidated Financial Statements, the Company recognized a net realized gain (including investment income) of $36 million and a net unrealized gain of $100 million on decommissioning trust investments for 2003. For the year ended December 31, 2002, the Company recognized a net realized gain (including investment income) of $11 million and an unrealized loss of $67 million.

Dominion sponsors employee pension and other postretirement benefit plans, in which the Company’s employees participate, that hold investments in trusts to fund benefit payments. To the extent that the values of investments held in these trusts decline, the effect will be reflected in the Company’s recognition of the periodic cost of such employee benefit plans and the determination of the amount of cash to be contributed by the Company to the employee benefit plans.

Risk Management Policies

The Company has operating procedures in place that are administered by experienced management to help ensure that proper internal controls are maintained. In addition, Dominion has established an independent function at the corporate level to monitor compliance with the risk management policies of all subsidiaries, including the Company. Dominion maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements, where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion monitors the financial condition of existing counterparties on an ongoing basis. Based on Dominion’s credit policies and the Company’s December 31, 2003 provision for credit losses, management believes that it is unlikely that a material adverse effect on the Company’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

Index

Report of Management’s Responsibilities

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

Management maintains a system of internal controls designed to provide reasonable assurance, at a reasonable cost, that the Company’s assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed and recorded in accordance with established procedures. Management recognizes the inherent limitations of any system of internal control and, therefore, cannot provide absolute assurance that the objectives of the established internal controls will be met. This system includes written policies, an organizational structure designed to ensure appropriate segregation of responsibilities, careful selection and training of qualified personnel and internal audits. Management believes that during 2003 the system of internal control was adequate to accomplish the intended objectives.

The Consolidated Financial Statements have been audited by Deloitte & Touche LLP, independent auditors, who have been engaged by Dominion’s Audit Committee, which is comprised entirely of independent directors. Deloitte & Touche LLP’s audits were conducted in accordance with auditing standards generally accepted in the United States of America and included a review of the Company’s accounting systems, procedures and internal controls to the extent necessary for the purpose of its report.

The Board of Directors also serves as the Company’s Audit Committee and meets periodically with the independent auditors, the internal auditors and management to discuss auditing, internal accounting control and financial reporting matters of the Company and to ensure that each is properly discharging its responsibilities.

Management recognizes its responsibility for fostering a strong ethical climate so that the Company’s affairs are conducted according to the highest standards of personal corporate conduct. This responsibility is characterized and reflected in the Company’s code of ethics, which addresses potential conflicts of interest, compliance with all domestic and foreign laws, the confidentiality of proprietary information and full disclosure of public information.

VIRGINIA ELECTRIC AND POWER COMPANY

/s/ JAY. L. JOHNSON Jay L. Johnson President and Chief Executive Officer

/s/ PAUL D. KOONCE Paul D. Koonce Chief Executive Officer—Energy	/s/ MARK F. MCGETTRICK Mark F. McGettrick President and Chief Executive Officer—Generation

/s/ G. SCOTT HETZER	/s/ STEVEN A. ROGERS
G. Scott Hetzer Senior Vice President and Treasurer (Principal Financial Officer)	Steven A. Rogers Vice President (Principal Accounting Officer)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Virginia Electric and Power Company

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Resources, Inc.) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, common shareholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Virginia Electric and Power Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its methods of accounting to adopt new accounting standards for: asset retirement obligations, contracts involved in energy trading, derivative contracts not held for trading purposes, derivative contracts with a price adjustment feature, the consolidation of variable interest entities, and guarantees in 2003; and derivative contracts and hedging activities in 2001.

/S/    DELOITTE & TOUCHE LLP

Richmond, Virginia

February 26, 2004

Virginia Electric and Power Company

Consolidated Statements of Income

	Year Ended December 31,
	2003	2002	2001
	(millions)
Operating Revenue	$5,437	$4,972	$4,944

Operating Expenses
Electric fuel and energy purchases, net	1,472	1,281	1,252
Purchased electric capacity	607	691	680
Other purchased energy commodities	304	—	—
Restructuring costs	—	(7)	48
Other operations and maintenance	1,284	900	1,268
Depreciation and amortization	458	495	518
Other taxes	173	152	179

Total operating expenses	4,298	3,512	3,945

Income from operations	1,139	1,460	999

Other income	81	32	33

Interest and related charges:
Interest expense	272	275	289
Distributions—mandatorily redeemable trust preferred securities	30	19	11

Total interest and related charges	302	294	300

Income before income taxes	918	1,198	732
Income taxes	336	425	286

Income before cumulative effect of changes in accounting principles	582	773	446
Cumulative effect of changes in accounting principles (net of income taxes of $14)	(21)	—	—

Net Income	561	773	446
Preferred dividends	15	16	23

Balance available for common stock	$546	$757	$423

The accompanying notes are an integral part of the Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Balance Sheets

	At December 31,
	2003	2002
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$46	$132
Accounts receivable:
Customers (less allowance for doubtful accounts of $9 in 2003 and $12 in 2002)	1,581	1,758
Other	67	73
Receivables from affiliates	81	41
Inventories (average cost method):
Materials and supplies	155	166
Fossil fuel	144	133
Gas stored	197	147
Derivative and energy trading assets	1,096	1,261
Prepayments	56	47
Other	107	108

Total current assets	3,530	3,866

Investments
Nuclear decommissioning trust funds	1,010	838
Other	39	22

Total investments	1,049	860

Property, Plant and Equipment
Property, plant and equipment	19,129	17,797
Accumulated depreciation and amortization	(7,391)	(7,056)

Total property, plant and equipment, net	11,738	10,741

Deferred Charges and Other Assets
Regulatory assets	438	239
Derivative and energy trading assets	227	402
Other	334	239

Total deferred charges and other assets	999	880

Total assets	$17,316	$16,347

Virginia Electric and Power Company Consolidated Balance Sheets (continued)	At December 31,
	2003	2002
	(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$325	$360
Short-term debt	717	443
Accounts payable, trade	1,282	1,591
Payables to affiliates	138	56
Affiliated current borrowings	154	100
Accrued interest, payroll and taxes	202	207
Derivative and energy trading liabilities	1,123	1,206
Other	284	206

Total current liabilities	4,225	4,169

Long-Term Debt
Long-term debt	3,742	3,794
Junior subordinated notes payable to affiliated trust(1)	412	—
Notes payable—other affiliates	590	—

Total long-term debt	4,744	3,794

Deferred Credits and Other Liabilities
Deferred income taxes	1,964	1,667
Deferred investment tax credits	80	96
Asset retirement obligations	740	838
Derivative and energy trading liabilities	393	279
Regulatory liabilities	374	346
Other	126	170

Total deferred credits and other liabilities	3,677	3,396

Total liabilities	12,646	11,359

Commitments and Contingencies (see Note 20)

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust(1)	—	400

Preferred Stock Not Subject To Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock—no par, shares authorized—300,000; shares outstanding: 2003 and 2002—177,932	2,888	2,888
Other paid-in capital	38	16
Retained earnings	1,405	1,419
Accumulated other comprehensive income	82	8

Total common shareholder’s equity	4,413	4,331

Total liabilities and shareholder’s equity	$17,316	$16,347

(1)	Debt securities issued by Virginia Electric and Power Company constitute 100% of the trust’s assets; the trust is no longer subject to consolidation, effective December 31, 2003.

The accompanying notes are an integral part of the Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Common Shareholder’s Equity and Comprehensive Income

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(shares in thousands, all other amounts in millions)
Balance at December 31, 2000	172	$2,738	$16	$1,095	$—	$3,849
Comprehensive income:
Net income				446		446
Net deferred losses on derivatives—hedging activities, net of $1 tax benefit					(1)	(1)
Cumulative effect of a change in accounting principle, net of $9 tax benefit					(14)	(14)
Amount reclassified to net income:
Net losses on derivatives—hedging activities, net of $7 tax benefit					11	11

Total comprehensive income				446	(4)	442
Dividends and other adjustments			(2)	(413)		(415)

Balance at December 31, 2001	172	2,738	14	1,128	(4)	3,876
Comprehensive income:
Net income				773		773
Net deferred gains on derivatives—hedging activities, net of $4 tax expense					7	7
Amount reclassified to net income:
Net losses on derivatives—hedging activities, net of $2 tax benefit					5	5

Total comprehensive income				773	12	785
Issuance of stock to parent	6	150				150
Tax benefit from stock options exercised			1			1
Dividends and other adjustments			1	(482)		(481)

Balance at December 31, 2002	178	2,888	16	1,419	8	4,331
Comprehensive income:
Net income				561		561
Net deferred gains on derivatives—hedging activities, net of $9 tax expense					11	11
Unrealized gains on nuclear decommissioning trust funds, net of $44 tax expense					68	68
Amount reclassified to net income:
Realized gains on nuclear decommissioning trust funds, net of $5 tax expense					(7)	(7)
Net losses on derivatives—hedging activities, net of $1 tax benefit					2	2

Total comprehensive income				561	74	635
Equity contribution by parent			21			21
Tax benefit from stock options exercised			1			1
Dividends and other adjustments				(575)		(575)

Balance at December 31, 2003	178	$2,888	$38	$1,405	$82	$4,413

The accompanying notes are an integral part of the Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(millions)
Operating Activities
Net income	$561	$773	$446
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	531	570	588
Deferred income taxes and investment tax credits, net	245	97	51
Deferred fuel expenses, net	(202)	(20)	(24)
Other adjustments for non-cash items	33	15	—
Changes in:
Accounts receivable	183	(669)	54
Affiliated accounts receivable and payable	42	(16)	46
Inventories	(50)	(75)	(140)
Prepayments	(9)	138	(36)
Accounts payable, trade	(309)	577	132
Accrued interest, payroll and taxes	17	(5)	(23)
Other operating assets and liabilities	138	(113)	(13)

Net cash provided by operating activities	1,180	1,272	1,081

Investing Activities
Plant construction and other property additions	(986)	(748)	(668)
Nuclear fuel	(97)	(59)	(83)
Purchases of securities	(342)	—	—
Proceeds from sales of securities	256	—	—
Other	63	(50)	18

Net cash used in investing activities	(1,106)	(857)	(733)

Financing Activities
Issuance (repayment) of short-term debt, net	274	7	(278)
Short-term borrowings from parent, net	54	100	—
Issuance of notes payable to parent	220	—	—
Issuance of preferred securities by subsidiary trust	—	400	—
Repayment of preferred securities by subsidiary trust	—	(135)	—
Issuance of long-term debt and preferred stock	1,055	658	770
Repayment of long-term debt and preferred stock	(1,165)	(887)	(473)
Common stock dividend payments	(560)	(467)	(392)
Preferred stock dividend payments	(15)	(15)	(25)
Other	(23)	(28)	(7)

Net cash used in financing activities	(160)	(367)	(405)

Increase (decrease) in cash and cash equivalents	(86)	48	(57)
Cash and cash equivalents at beginning of year	132	84	141

Cash and cash equivalents at end of year	$46	$132	$84

Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding amounts capitalized	$260	$278	$298
Income taxes	64	165	145
Non-cash transactions from financing activities:
Non-cash exchange of mortgage bonds for senior notes	—	117	—
Issuance of common stock in exchange for reduction in amounts payable to parent	—	150	—
Conversion of amounts payable to parent to other paid-in capital	21	—	—

The accompanying notes are an integral part of the Consolidated Financial Statements.

Virginia Electric and Power Company

Notes to Consolidated Financial Statements

Note 1. Nature of Operations

Virginia Electric and Power Company (the Company), a Virginia public service company, is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company is a regulated public utility that generates, transmits and distributes electric energy within a 30,000 square-mile area in Virginia and northeastern North Carolina. It sells electricity to approximately 2.2 million retail customers, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia’s total land area but accounts for over 80% of its population. The Company has trading relationships beyond the geographic limits of its retail service territory and buys and sells wholesale electricity, natural gas and other energy commodities. Within this document, the term the “Company” refers to the entirety of Virginia Electric and Power Company, including its Virginia and North Carolina operations, and all of its subsidiaries.

As a result of changes in the management reporting structure during 2003, the nature and composition of the Company’s primary operating segments have changed. The electric transmission operations, formerly in the Delivery segment, have been included in the Energy segment; and the electric generation operations, formerly in the Energy segment, have been presented as a separate segment, the Generation segment.

The Company manages its daily operations through three primary operating segments: Generation, Energy and Delivery. In addition, the Company reports its corporate and other functions as a segment. The Generation segment includes the Company’s electric generation operations. The Energy segment includes electric transmission operations, energy trading, hedging and arbitrage activities. The Delivery segment includes electric distribution system and customer service operations. The Energy segment’s electric transmission operations and the Delivery segment are subject to cost-of-service rate regulation and Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation.

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

Certain amounts in the 2002 and 2001 Consolidated Financial Statements and footnotes have been reclassified to conform to the 2003 presentation.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. The Company’s customer accounts receivable at December 31, 2003 and 2002 included $234 million and $231 million, respectively, of accrued unbilled revenue based on estimated amounts of electric energy delivered but not yet billed to its utility customers. The Company estimates unbilled utility revenue based on historical usage, applicable customer rates, weather factors and total daily electric generation supplied, after adjusting for estimated losses of energy during transmission.

The primary types of sales and service activities reported as operating revenue include:

Regulated electric sales consist primarily of state-regulated retail electric sales, federally-regulated wholesale electric sales and electric transmission services subject to cost-of-service rate regulation;

Non-regulated electric sales consist primarily of sales of electricity at market-based rates and electric trading revenue;

Non-regulated gas sales consist primarily of sales of natural gas at market-based rates, brokered gas sales and gas trading revenue; and

Other revenue consists primarily of miscellaneous service revenue from electric distribution operations, sales of coal and brokered oil and other miscellaneous revenue.

See Derivative Instruments below for a discussion of accounting changes, effective January 1, 2003 and October 1, 2003, that impacted the recognition and classification of changes in fair value, including settlements, of contracts held for energy trading and other purposes.

Electric Fuel and Purchased Energy—Deferred Costs

Where permitted by regulatory authorities, the differences between actual electric fuel and purchased energy expenses and the levels of recovery for these expenses in current rates are deferred and matched against recoveries in future periods. Approximately 95% of fuel costs are subject to deferral accounting.

Income Taxes

The Company files a consolidated federal income tax return and participates in an intercompany tax allocation agreement with Dominion and its subsidiaries. The Company’s current income taxes are based on its taxable income, determined on a separate company basis. However, under the Public Utility Holding Company Act of 1935 (1935 Act) and the intercompany tax allocation agreement, the Company’s cash

Notes to Consolidated Financial Statements, Continued

payments to Dominion are reduced for a portion of income tax benefits realized by Dominion as a result of filing consolidated returns. Where permitted by regulatory authorities, the treatment of temporary differences can differ from the requirements of SFAS No. 109, Accounting for Income Taxes. Accordingly, a regulatory asset has been recognized if it is probable that future revenue will be provided for the payment of deferred tax liabilities. Deferred investment tax credits are being amortized over the service lives of the property giving rise to such credits.

Stock-based Compensation

Employees of the Company may receive stock-based awards, such as stock options and restricted stock, granted under Dominion-sponsored stock plans. The Company measures compensation cost for stock-based awards issued to its employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is measured based on the intrinsic value, the difference between fair market value of Dominion common stock and the exercise price of the underlying award, on the date when both the price and number of shares the recipient is entitled to receive are known, generally the grant date. Compensation expense, if any, is recognized on a straight-line basis over the stated vesting period of the award. Compensation expense associated with these awards was not material in 2003, 2002 and 2001. The pro forma impact on net income, had the Company measured compensation expense based on the fair value of the options on the date of grant, would not have been material for 2003, 2002 and 2001.

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until actually presented for payment. At December 31, 2003 and 2002, the Company’s accounts payable included the net effect of checks outstanding but not yet presented for payment of $54 million and $39 million, respectively. For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and cash equivalents to include cash on hand, cash in banks and temporary investments purchased with a remaining maturity of three months or less.

Derivative Instruments

The Company uses derivative instruments such as futures, swaps, forwards and options to manage the commodity, currency exchange and financial market risks of its business operations. The Company also manages a portfolio of commodity contracts held for trading purposes as part of its strategy to market energy and to manage related risks.

All derivatives not qualifying for the normal purchase and normal sales exception are reported on the Consolidated Balance Sheets at fair value. Derivative contracts representing unrealized gain positions and purchased options are reported as derivative and energy trading assets. Derivative contracts representing unrealized losses and options sold are reported as derivative and energy trading liabilities. For derivatives that are not designated as hedging instruments, any changes in fair value are recorded in earnings.

Valuation Methods

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

For options and contracts with option-like characteristics where pricing information is not available from external sources, the Company generally uses a modified Black-Scholes Model that considers time value, the volatility of the underlying commodities and other relevant assumptions when estimating fair value. Other option models are used by the Company under special circumstances, including a Spread Approximation Model, when contracts include different commodities or commodity locations and a Swing Option Model, when contracts allow either the buyer or seller the ability to exercise within a range of quantities. For contracts with unique characteristics, the Company estimates fair value using a discounted cash flow approach deemed appropriate in the circumstances and applied consistently from period to period. If pricing information is not available from external sources, judgment is required to develop the estimates of fair value. For individual contracts, the use of different assumptions could have a material effect on the contract’s estimated fair value.

Derivative Instruments Designated as Hedging Instruments

The Company designates derivative instruments, held for purposes other than trading, as fair value or cash flow hedges for accounting purposes. For all derivatives designated as hedges, the relationship between the hedging instrument and the hedged item is formally documented, as well as the risk management objective and strategy for using the hedging instrument. The Company assesses whether the hedge relationship between the derivative and the hedged item is highly effective in offsetting changes in fair value or cash flows both at the inception of the hedge and on an ongoing basis. Any change in fair value of the derivative that is not effective in offsetting changes in the fair value of the hedged item is recognized currently in earnings. Also, in the case of options that are designated as hedging instruments, management may elect to exclude changes in time value from the measurement of hedge effectiveness, thus requiring that such changes be recorded

Notes to Consolidated Financial Statements, Continued

currently in earnings. The Company discontinues hedge accounting prospectively for derivatives that have ceased to be highly effective hedges.

Cash Flow Hedges—A portion of the Company’s hedge strategies represents cash flow hedges of the variable price risk associated with the purchase and sale of natural gas. The Company also uses foreign currency forward contracts to hedge the variability in foreign exchange rates and interest rate swaps to hedge variable interest rates on long-term debt. For cash flow hedge transactions in which the Company is hedging the variability of cash flows, changes in the fair value of the derivative are reported in accumulated other comprehensive income until earnings are affected by the hedged item.

Fair Value Hedges—The Company also engages in fair value hedges by using interest rate swaps to manage its exposure to fixed interest rates on certain long-term debt. For fair value hedge transactions, changes in the fair value of the derivative will generally be offset currently in earnings by changes in the hedged item’s fair value.

Statement of Income Presentation—Gains and losses on derivatives designated as hedges, when recognized, are included in operating revenue, operating expenses or interest and related charges in the Consolidated Statements of Income. Specific line item classification is determined based on the nature of the risk underlying individual hedge strategies. The portion of gains or losses on hedging instruments determined to be ineffective and any gains or losses attributable to the changes in the time value of options, excluded from the measurement of effectiveness, are included in other operations and maintenance expense.

Derivative Instruments Held for Trading and Other Purposes

As part of its strategy to market energy and to manage related risks, the Company manages a portfolio of commodity-based derivative instruments held for trading purposes, primarily natural gas and electricity. The Company uses established policies and procedures to manage the risks associated with the price fluctuations in these energy commodities and uses various derivative instruments to reduce risk by creating offsetting market positions.

Certain derivative instruments are not held for trading purposes and are not designated as hedges for accounting purposes. However, to the extent the Company does not hold offsetting positions for such derivatives, management believes these instruments represent economic hedges that mitigate exposure to fluctuations in commodity prices, interest rates and foreign exchange rates.

Statement of Income Presentation:

■ Derivatives Held for Trading Purposes: All changes in fair value, including amounts realized upon settlement, are presented in revenue on a net basis as non-regulated electric sales, non-regulated gas sales and other revenue.

■ Financially-Settled Derivatives—Not Held for Trading Purposes or Designated as Hedging Instruments: All unrealized changes in fair value and settlements are presented in other operations and maintenance expense on a net basis.

■ Physically-Settled Derivatives—Not Held for Trading Purposes or Designated as Hedging Instruments: Effective October 1, 2003, all statement of income related amounts for physically settled derivative sales contracts are presented in revenue, while all statement of income related amounts for physically settled derivative purchase contracts are reported in expense. For the nine months ended September 30, 2003, unrealized changes in fair value for physically settled derivative contracts were presented in other operations and maintenance expense on a net basis.

Non-derivative energy-related contracts are no longer subject to fair value accounting, effective January 1, 2003. The Company recognizes revenue or expense on a gross basis at the time of contract performance, settlement or termination. Prior to 2003, all energy trading contracts, including non-derivative contracts, were recorded at fair value with changes in fair value reported in revenue on a net basis.

Nuclear Decommissioning Trust Funds

The Company analyzes all securities classified as available-for-sale to determine whether a decline in its fair value should be considered other-than-temporary. The Company uses several criteria to evaluate other-than-temporary declines including length of time over which the market value has been lower than its cost, the percentage of the decline as compared to its average cost and the expected fair value of the security. If the market value of the security has been less than cost for greater than nine months and the decline in value is greater than 50% of its average cost, the security is written down to its expected recovery value. If only one of the above criteria is met, a further analysis is performed to evaluate the expected recovery value based on third party price targets. If the third party price quotes are below the security’s average cost, and one of the other criteria has been met, the decline is considered other-than-temporary, and the security is written down to its expected recovery value.

Property, Plant and Equipment

Property, plant and equipment, including additions and replacements, is recorded at original cost, including labor, materials, other direct costs and capitalized interest. The costs of repairs and maintenance, including minor additions and replacements, are charged to expense as incurred. In 2003, 2002 and 2001,

Notes to Consolidated Financial Statements, Continued

the Company capitalized interest costs of $18 million, $17 million and $20 million, respectively.

For electric distribution and transmission property subject to cost-of-service utility rate regulation, the cost of such property, less salvage, is charged to accumulated depreciation at retirement. As permitted by regulatory authorities, provisions for future cost of removal expenditures are reflected in utility customers’ rates. The accumulated provision for future cost of removal is reported as a regulatory liability.

For generation-related property, cost of removal not associated with asset retirement obligations is charged to expense as incurred. The Company records gains and losses upon retirement of generation-related property based upon the difference between proceeds received, if any, and the property’s undepreciated basis at the retirement date.

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. The Company’s depreciation rates on property, plant and equipment for 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(percent)
Generation	1.83	1.88	2.10
Transmission	1.96	2.14	2.75
Distribution	3.43	3.55	3.77
General and other	5.47	5.24	4.30

Amortization of nuclear fuel used in electric generation is provided on a unit-of-production basis sufficient to fully amortize, over the estimated service life, the cost of the fuel plus permanent storage and disposal costs.

In 2002, the Company extended the estimated useful lives of most of its fossil fuel power stations and electric transmission and distribution property based on depreciation studies that indicated longer lives were appropriate. In 2001, the Company increased the estimate of the useful lives of its nuclear property by 20 years in connection with license extensions received from the Nuclear Regulatory Commission (NRC). The changes reduced depreciation expense as follows:

	2003	2002	2001
	(millions)

Nuclear generation	$72	$72	$72
Fossil fuel generation, electric transmission and distribution	64	40	—

Impairment of Long-Lived and Intangible Assets

The Company performs an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. These assets are written down to fair value if the sum of the expected future undiscounted cash flows is less than the carrying amounts.

Regulatory Assets and Liabilities

For utility operations subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from methods generally applied by non-regulated companies. The economic effects of practices prescribed by regulatory authorities for rate-making purposes must be considered in the application of generally accepted accounting principles.

Asset Retirement Obligations

Beginning in 2003, the Company recognizes its asset retirement obligations at fair value as incurred, capitalizing these amounts as costs of the related tangible long-lived assets. Due to the absence of relevant market information, fair value is estimated using discounted cash flow analyses. The Company reports the accretion of the liabilities due to the passage of time as an operating expense. In addition, beginning in 2003, the Company classifies all investments held by its decommissioning trusts as available-for-sale, and recognizes realized and unrealized gains and losses in other income and other comprehensive income, as appropriate.

Nuclear Decommissioning—2002 and 2001

In accordance with the accounting policy recognized by regulatory authorities having jurisdiction over its electric utility operations, the Company recognized an expense for the future cost of decommissioning in amounts equal to amounts collected from ratepayers and earnings on trust investments dedicated to funding the decommissioning of its nuclear plants. The trust investments were reported at fair value with the accumulated provision for decommissioning reported as a liability. Net realized and unrealized earnings on the trust investments, as well as an offsetting expense to increase the accumulated provision for decommissioning, were recorded as a component of other income.

Amortization of Debt Issuance Costs

The Company defers and amortizes debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. As permitted by regulatory authorities, gains or losses resulting from the refinancing of debt allocable to utility operations subject to cost-based rate regulation have also been deferred and amortized over the lives of the new issues.

Notes to Consolidated Financial Statements, Continued

Note 3. Newly Adopted Accounting Standards

2003

SFAS No. 143

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. The effect of adopting SFAS No. 143 for 2003, as compared to an estimate of net income reflecting the continuation of former accounting policies, was to increase net income by $160 million. The increase was comprised of a $139 million after-tax gain, representing the cumulative effect of a change in accounting principle and an increase in income before the cumulative effect of a change in accounting principle of $21 million.

EITF 02-3

On January 1, 2003, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, that rescinded EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. Adopting EITF 02-3 resulted in the discontinuance of fair value accounting for non-derivative contracts held for trading purposes. Those contracts are recognized as revenue or expense at the time of contract performance, settlement or termination. The EITF 98-10 rescission was effective for non-derivative energy trading contracts initiated after October 25, 2002. For all non-derivative energy trading contracts initiated prior to October 25, 2002, the Company recognized an after-tax loss of $55 million as the cumulative effect of this change in accounting principle on January 1, 2003.

EITF 03-11

On October 1, 2003, the Company adopted EITF Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not “Held for Trading Purposes” as Defined in Issue No. 02-3. EITF 03-11 addresses classification of income statement related amounts for derivative contracts. Income statement amounts related to periods prior to October 1, 2003 are presented as originally reported.

SFAS No. 133 Implementation Issue No. C20

In connection with a request to reconsider an interpretation of SFAS No. 133, the Financial Accounting Standards Board (FASB) issued Statement 133 Implementation Issue No. C20, Interpretation of the Meaning of ‘Not Clearly and Closely Related’ in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature. Issue C20 establishes criteria for determining whether a contract’s pricing terms that contain broad market indices (e.g., the consumer price index) could qualify as a normal purchase or sale and, therefore, not be subject to fair value accounting. The Company has several contracts that qualify as normal purchase and sales contracts under the Issue C20 guidance. However, the adoption of Issue C20 required the contracts to be initially recorded at fair value as of October 1, 2003, and the recognition of an after-tax charge of $101 million, representing the cumulative effect of the change in accounting principle. As normal purchase and sales contracts, no further changes in fair value will be recognized.

SFAS No. 149

The Company adopted SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 reflects decisions made by FASB and its Derivatives Implementation Group in connection with issues raised about the application of SFAS No. 133. Generally, changes resulting from SFAS No. 149 apply to contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The initial adoption of SFAS 149 did not have a material impact on the Company’s results of operations and financial position.

FIN 46R

On December 31, 2003, the Company adopted FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), for its interests in special purpose entities. FIN 46R addresses the consolidation of variable interest entities (VIEs), which are entities that are not controllable through voting interests or in which the VIE’s equity investors do not bear the residual economic risks and rewards.

Under FIN 46R, the Company consolidated a special purpose lessor entity through which the Company had constructed, financed and leased a power generation project. As a result, the Consolidated Balance Sheet as of December 31, 2003 reflected an additional $364 million in net property, plant and equipment and deferred charges and $370 million of related debt. The cumulative effect of adopting FIN 46R for the Company’s interest in a special purpose entity was an after-tax charge of $4 million, representing depreciation and amortization expense associated with the consolidated assets. Annual depreciation and amortization expense for this asset is expected to be approximately $10 million.

In 2002, the Company established Virginia Power Capital Trust II, which sold trust preferred securities to third party investors. The Company received the proceeds from the sale of the trust preferred securities in exchange for junior subordinated notes issued by the Company to be held by the trust. Upon adoption of FIN 46R, the Company reports the junior sub -

Notes to Consolidated Financial Statements, Continued

ordinated notes held by the trust as long-term debt, rather than the trust preferred securities, on its Consolidated Balance Sheet at December 31, 2003.

The Company is required to adopt FIN 46R for its interests in VIEs that are not considered special purpose entities no later than March 31, 2004. The Company is still evaluating the impact that adopting FIN 46R for these interests may have on its future results of operations or financial condition.

FIN 45

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57 and 107 (FIN 45). Under FIN 45, issuers of certain types of guarantees must recognize a liability based on the fair value of the guarantee issued, even when the likelihood of making payments is remote. In addition, FIN 45 requires increased disclosures for specific types of guarantees.

FIN 45’s initial recognition requirements apply only to guarantees issued or modified after December 31, 2002. The Company does not anticipate any material impact on its future results of operations or financial condition as a result of recording newly issued or modified guarantees at fair value.

2002 and 2001

SFAS No. 133

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001 and recorded an after-tax charge to accumulated other comprehensive income of $14 million, net of taxes of $9 million.

Pro Forma Information Reflecting the Adoption of New Standards

Disclosure requirements associated with the adoption of FIN 46R and SFAS No. 143 require disclosure of pro forma net income for 2002 and 2001 as if the Company had applied the provisions of those standards as of January 1, 2001. Had the Company applied those standards during 2002 and 2001, net income would have been $778 million and $464 million, respectively. Other standards adopted during 2003 do not require pro forma information and are excluded from these amounts.

SFAS No. 143 also requires a pro forma presentation of asset retirement obligations as if the Company had applied the provisions of SFAS No. 143 as of January 1, 2001. Those amounts are as follows:

	2001	2002
	(millions)
Pro forma asset retirement obligations at January 1,	$620	$661
Pro forma asset retirement obligations at December 31,	661	697

Note 4. Operating Revenue

The Company’s operating revenue consists of the following:

	Year Ended December 31,
	2003	2002	2001
	(millions)
Regulated electric sales	$4,876	$4,857	$4,620
Non-regulated electric sales	44	78	183
Non-regulated gas sales	263	(58)	54
Other	254	95	87

Total operating revenue	$5,437	$4,972	$4,944

Note 5. Restructuring Activities

In 2001, after fully integrating Consolidated Natural Gas Company (CNG) into Dominion’s existing organization and operations, including those of the Company, management initiated a focused review of Dominion’s combined operations. As a result, the Company recognized the following restructuring costs and related liability during 2001:

Year Ended December 31, 2001
(millions)
Severance and related costs	$16
Severance and related costs—Dominion Services(1)	26
Other(2)	6

Total restructuring costs	$48

(1)	Dominion Services, Inc., a subsidiary service company under the 1935 Act, provides certain services to Dominion’s operating subsidiaries. Accordingly, charges are allocated and billed among the operating subsidiaries in accordance with predefined service agreements.
(2)	Includes charges for abandonment of leased office space and related costs by the Company and Dominion Services.

The change in the liability for severance-related costs during 2003 and 2002 is presented below:

Severance Liability
(millions)
Balance at December 31, 2001	$16
Amounts paid	(5)
Revision of estimates	(7)

Balance at December 31, 2002	4
Amounts paid	(4)

Balance at December 31, 2003(1)	$—

(1)	At December 31, 2003, less than $I million of severance-related costs accrued had not been paid.

Notes to Consolidated Financial Statements, Continued

Note 6. Income Taxes

Details of income tax expense were as follows:

	Year Ended December 31,
	2003	2002	2001
	(millions)
Current expense:
Federal	$87	$297	$198
State	4	30	37

Total current	91	327	235

Deferred expense:
Federal	220	90	50
State	41	25	18

Total deferred	261	115	68

Amortization of deferred investment tax credits, net	(16)	(17)	(17)

Total income tax expense	$336	$425	$286

The statutory U.S. federal income rate reconciles to the effective income tax rates as follows:

	Year Ended December 31,
	2003	2002	2001
U.S statutory rate	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
Utility plant differences	(0.6)	(0.2)	0.7
Amortization of investment tax credits	(1.3)	(1.1)	(1.8)
State income tax, net of federal tax benefit	3.2	3.0	4.9
Other, net	0.3	(1.2)	.3

Effective tax rate	36.6%	35.5%	39.1%

The Company’s effective income tax rate decreased in 2002 due to a net benefit related to permanent differences, a reduction in percentages of state income taxes to book income and a decrease in book depreciation of regulated assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s net deferred income taxes consist of the following:

	At December 31,
	2003	2002
	(millions)
Deferred income tax assets:
Deferred investment tax credits	$31	$36
Other	54	49

Total deferred income tax assets	85	85

Deferred income tax liabilities:
Depreciation method and plant basis differences	1,766	1,561
Income taxes recoverable through future rates	15	15
Deferred state income tax	131	69
Other	83	58

Total deferred income tax liabilities	1,995	1,703

Total net deferred income tax liabilities(1)	$1,910	$1,618

(1)	At 2003 and 2002, total net deferred income tax liabilities include $54 million and $49 million, respectively, of current deferred tax assets included in other current assets on the Consolidated Balance Sheets.

Note 7. Hedge Accounting Activities

The Company is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased as well as currency exchange and financial market risks of its business operations. The Company experienced less than $1 million of ineffectiveness during 2003 and 2001 related to its hedges and no hedge ineffectiveness in 2002.

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income in the Consolidated Balance Sheet at December 31, 2003:

	Accumulated Other Comprehensive Income (Loss) After-Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months	Maximum Term
(millions)
Commodities—Gas	$(7)	$(7)	10 months
Interest Rate	1	—	144 months
Foreign Currency	27	3	47 months

Total	$21	$(4)

The actual amounts that will be reclassified to earnings in 2004 will vary from the expected amounts presented above as a result of changes in market prices, interest rates and foreign exchange rates. The effect of amounts being reclassified from accumulated other comprehensive income to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated purchases) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies.

Notes to Consolidated Financial Statements, Continued

Note 8. Nuclear Decommissioning Trust Funds

The Company holds marketable debt and equity securities in nuclear decommissioning trust funds. These investments are classified as available-for-sale. As described below, prior to adopting SFAS No. 143, the Company did not record unrealized gains and losses in accumulated other comprehensive income, but rather in earnings, offset by a provision for future decommissioning costs. The Company’s decommissioning trust funds, as of December 31, 2003, are summarized below.

	Fair Value	Total Unrealized Gains included in Accumulated Other Comprehensive Income	Total Unrealized Losses included in Accumulated Other Comprehensive Income(1)
	(millions)
Equity securities	$592	$98	$—
Debt securities	382	3	1
Cash and other	36	—	—

Total	$1,010	$101	$1

(1)	There were no securities in an unrealized loss position for greater than 1 year.

The fair value of debt securities at December 31, 2003 by contractual maturity are as follows:

Amount
(millions)
Due in one year or less	$3
Due after one year through five years	164
Due after five years through ten years	155
Due after ten years	60

Total	$382

For 2003, proceeds from the sale of available-for-sale securities totaled $256 million; gross realized gains totaled $25 million and gross realized losses totaled $13 million. In determining realized gains and losses, the cost of these securities was determined on a specific identification basis.

Decommissioning Trust Investments—2002 and 2001

Prior to adopting SFAS No. 143, the Company recognized an expense for the future cost of decommissioning its nuclear plants in amounts equal to amounts collected from ratepayers and earnings on trust investments dedicated to funding the decommissioning of those plants. Investments held in the trusts were reported at fair value with realized and unrealized earnings on the trust investments, as well as an offsetting expense to increase the accumulated provision for decommissioning, recorded as a component of other income. At December 31, 2002, the balance of investments held in these trusts was $838 million. The Company recognized net realized gains and interest income of $11 million for 2002 and $32 million for 2001, and recognized net unrealized losses of $67 million for 2002 and $61 million for 2001.

Note 9. Property, Plant and Equipment

Property, plant and equipment, including nuclear fuel, consists of the following:

	At December 31,
	2003	2002
	(millions)
Utility:
Generation	$9,780	$8,497
Transmission	1,592	1,598
Distribution	5,796	5,522
Nuclear fuel	757	740
General and other	616	647
Plant under construction	575	780

	19,116	17,784
Non-utility—Other	13	13

Total property, plant and equipment	$19,129	$17,797

Jointly-Owned Utility Plants

The Company’s proportionate share of jointly-owned utility plants at December 31, 2003 follows:

	Bath County Pumped Storage Station	North Anna Power Station	Clover Power Station
	(millions, except percentages)
Ownership interest	60.0%	88.4%	50.0%
Plant in service	$1,019	$2,064	$546
Accumulated depreciation	360	864	103
Nuclear fuel	—	348	—
Accumulated amortization of nuclear fuel	—	286	—
Plant under construction	17	28	1

The co-owners are obligated to pay their share of all future construction expenditures and operating costs of the jointly owned facilities in the same proportion as their respective ownership interest. The Company reports its share of operating costs in the appropriate operating expense (fuel, other operations and maintenance, depreciation and amortization and other taxes, etc.) in the Consolidated Statements of Income.

Notes to Consolidated Financial Statements, Continued

Note 10. Intangible Assets

All of the Company’s intangible assets are subject to amortization. Amortization expense for intangible assets was $25 million, $24 million and $19 million for 2003, 2002 and 2001, respectively. There were no material acquisitions of intangible assets during 2003 and 2002. Intangible assets are included in other assets on the Consolidated Balance Sheets. The components of intangible assets at December 31, 2003 and 2002 were as follows:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(millions)
Software and software licenses	$254	$113	$208	$89
Other	16	7	16	6

Total	$270	$120	$224	$95

Annual amortization expense for intangible assets is estimated to be $26 million for 2004, $22 million for 2005, $20 million for 2006, $16 million for 2007 and $9 million for 2008.

Note 11. Regulatory Assets and Liabilities

Regulatory assets represent probable future revenue associated with certain costs that will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenue associated with amounts that are to be credited to customers through the ratemaking process or amounts that have been collected from customers and not yet expended.

The Company’s regulatory assets and liabilities at December 31, 2003 and 2002 included the following:

	At December 31,
	2003	2002
	(millions)
Regulatory assets:
Income taxes recoverable through future rates	$43	$47
Cost of decommissioning DOE uranium enrichment facilities	27	34
Deferred fuel	335	133
Other	33	25

Total regulatory assets	$438	$239

Regulatory liabilities:
Provision for future cost of removal	$359	$346
Other	15	—

Total regulatory liabilities	$374	$346

Income taxes recoverable through future rates resulted from the recognition of additional deferred income taxes, not previously recorded under past ratemaking practices.

The cost of decommissioning the Department of Energy’s (DOE) uranium enrichment facilities represents the unamortized portion of the Company’s required contributions to a fund for decommissioning and decontaminating the DOE’s uranium enrichment facilities. The contributions began in 1992 and will continue over a 15-year period with escalation for inflation. These costs are currently being recovered in fuel rates.

The incurred costs underlying regulatory assets may represent past expenditures by the Company’s rate regulated operations or may represent the recognition of liabilities that ultimately will be settled at some future time. At December 31, 2003, approximately $335 million of the Company’s regulatory assets represented past expenditures on which it does not earn a return.

Deferred fuel accounting provides that the difference between 1) reasonably incurred actual cost of fuels used in electric generation and energy purchases and 2) the recovery for such costs included in current rates is deferred and matched against future revenue. Deferred fuel costs have historically been recovered within two years; however, in connection with the settlement of the 2003 Virginia fuel rate proceeding, the Company agreed to recover $307 million of previously incurred costs through June 30, 2007 without a return on unrecovered balances.

Rates charged to customers by the Company’s regulated business include a provision for the cost of future activities to remove assets expected to be incurred at the time of retirement.

The Company’s other regulatory liability represents the excess of the accumulated provision for nuclear decommissioning accrued under its prior accounting policy for decommissioning, which was based on amounts being collected from the Company’s North Carolina jurisdictional customers to fund future decommissioning activities, over the amounts recognized under SFAS No. 143.

Notes to Consolidated Financial Statements, Continued

Note 12. Asset Retirement Obligations

The Company’s asset retirement obligations are primarily associated with the decommissioning of its nuclear generation facilities. Asset retirement obligations recognized upon adoption of SFAS No. 143 and changes to the Company’s asset retirement obligations during 2003 follow:

Amount
(millions)
Obligations recognized upon adoption of SFAS No. 143	$697
Obligations incurred during the period	8
Obligations settled during the period	(4)
Accretion expense	38
Other	1

Asset retirement obligations at December 31, 2003	$740

The Company has established trusts dedicated to funding the future decommissioning of its nuclear plants. At December 31, 2003, the aggregate fair value of these trusts, consisting primarily of debt and equity securities, totaled $1.0 billion.

At December 31, 2002, the Company had recognized an accumulated provision for nuclear decommissioning activities of $838 million. This amount was recognized under prior accounting policies and was reported as an asset retirement obligation on the Consolidated Balance Sheet at December 31, 2002.

Note 13. Short-term Debt and Credit Agreements

In May 2003 and 2002, Dominion, CNG and the Company entered into two joint credit facilities that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2004 and a $750 million three-year revolving credit facility that terminates in May 2005. The Company expects to renew the 364-day revolving credit facility prior to its maturity in May 2004. These joint credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company, and for other general corporate purposes. The three-year facility can also be used to support up to $200 million of letters of credit.

At December 31, 2003, total outstanding commercial paper supported by the joint credit facilities was $1.44 billion, of which the Company’s borrowings were $717 million, with a weighted average interest rate of 1.17%. At December 31, 2002, total outstanding commercial paper supported by previous credit agreements was $1.2 billion, of which the Company’s borrowings were $443 million, with a weighted average interest rate of 1.67%.

At December 31, 2003, total outstanding letters of credit supported by the three-year facility were $85 million, of which $62 million was issued on behalf of an unregulated subsidiary of the Company and $23 million issued on behalf of other Dominion subsidiaries. At December 31, 2002, total outstanding letters of credit supported by the three-year facility were $106 million issued on the behalf of other Dominion subsidiaries.

Note 14. Long-term Debt

Long-term debt consists of the following:

	2003 Weighted Average Coupon(1)	At December 31,
		2003	2002
	(percent)	(millions)
Secured First and Refunding Mortgage Bond(2):
7.625% to 8.0%, due 2003 to 2007	7.83	$465	$665
7.0% to 8.625%, due 2023 to 2025	8.09	512	1,001
Unsecured Senior and Medium-Term Notes:
Variable rate, due 2003	—	—	120
5.375% to 7.2%, due 2003 to 2008	5.65	1,445	1,485
4.50% to 5.25%, due 2009 to 2038	4.80	830	300
Unsecured Callable and Puttable Enhanced SecuritiesSM, 4.10% due 2038(3)	—	225	—
Tax-Exempt Financings(4):
Variable rate, due 2008	1.33	60	60
Variable rates, due 2015 to 2027	1.34	137	137
4.95% to 5.25%, due 2007 to 2008	5.21	107	107
2.174% to 5.875%, due 2009 to 2031	4.78	295	295
Notes Payable to Affiliates:
Unsecured Junior Subordinated Notes Payable to Affiliated Trust, 7.375%, due 2042(5)	—	412	—
Unsecured Other Affiliated Notes Payable, variable rate, due 2007(5)	1.39	370	—
Note Payable to Parent, 2.125%, due 2023	—	220	—

		5,078	4,170
Fair value hedge valuation(6)		2	7
Amount due within one year	7.82	(325)	(360)
Unamortized discount and premium, net		(11)	(23)

Total long-term debt		$4,744	$3,794

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2003.
(2)	Substantially all of the Company’s property is subject to the lien of the mortgage, securing its mortgage bonds.
(3)	On December 15, 2008, $225 million of the 4.10% Callable and Puttable Enhanced SecuritiesSM due 2038 are subject to redemption at par plus accrued interest, unless holders of related options exercise rights to purchase and remarket the notes.
(4)	Certain pollution control equipment at the Company’s generating facilities has been pledged to support these financings. The variable rate tax-exempt financings are supported by a stand-alone $200 million three-year credit facility that terminates in May 2006.
(5)	New debt reflected on the Company’s Consolidated Balance Sheet as a result of FIN 46R.
(6)	Represents changes in fair value of certain fixed rate long-term debt associated with fair value hedging relationships.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2003 were as follows:

2004	2005	2006	2007	2008	Thereafter	Total
(millions)
$325	—	$600	$1,250	$272	$2,631	$5,078

Notes to Consolidated Financial Statements, Continued

The Company’s short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of December 31, 2003, there were no events of default under the Company’s covenants.

Note 15. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust

In 2002, Virginia Power Capital Trust II (trust), a finance subsidiary of the Company, which holds 100% of the voting interests, sold 16 million 7.375% trust preferred securities for $400 million, representing preferred beneficial interests and 97% beneficial ownership in the assets held by the trust. In exchange for the $400 million realized from the sale of the trust preferred securities and $12 million of common securities that represent the remaining 3% beneficial ownership interest in the assets held by the trust, the Company issued $412 million of its 2002 7.375% junior subordinated notes (junior subordinated notes) due July 30, 2042. The junior subordinated notes constitute 100% of the trust’s assets. The trust must redeem the trust preferred securities when the junior subordinated notes are repaid or if redeemed prior to maturity.

Distribution payments on the trust preferred securities are considered to be fully and unconditionally guaranteed by the Company, when all of the related agreements are taken into consideration. Each guarantee agreement only provides for the guarantee of distribution payments on the trust preferred securities to the extent that the trust has funds legally and immediately available to make distributions. The trust’s ability to pay amounts when they are due on the trust preferred securities is dependent solely upon the Company’s payment of amounts when they are due on the junior subordinated notes. If the payment on the junior subordinated notes is deferred, the Company may not make distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments. Also, during the deferral period, the Company may not make any payments or redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the junior subordinated notes.

Under previous accounting guidance, the Company consolidated the trust in the preparation of its Consolidated Financial Statements. In accordance with FIN 46R, the Company did not consolidate the trust as of December 31, 2003 and instead reported on its Consolidated Balance Sheet the junior subordinated notes issued by the Company and held by the trust as long-term debt.

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

In 2002, the Company purchased and redeemed, at par, all shares of its variable rate preferred stock October 1988 Series, June 1989 Series, September 1992A Series and September 1992B Series for $250 million, at the redemption price of $100 per share. The dividend rates for these series were variable and set every 49 days via an auction process. The combined weighted average rates for all series outstanding during 2002 and 2001, including fees for broker/dealer agreements, were 4.00% and 4.32%, respectively.

In 2002, the Company issued 1,250 units consisting of 1,000 shares per unit of cumulative preferred stock, for $125 million. The preferred stock has a dividend rate of 5.50% until the end of the initial dividend period on December 20, 2007. The dividend rate for subsequent periods will be determined according to periodic auctions. The preferred stock has a liquidation preference of $100 per share plus accumulated and unpaid dividends. Except during the initial dividend period, and any non-call period, this preferred stock will be redeemable, in whole or in part, on any dividend payment date at the option of the Company. The Company may also redeem this preferred stock, in whole but not in part, if certain changes are made to federal tax law which reduce the dividends received percentage.

Presented below are the series of preferred stock not subject to mandatory redemption that were outstanding as of December 31, 2003:

Dividend	Issued and Outstanding Shares		Entitled Per Share Upon Liquidation
	(thousands	)
$5.00	107		$112.50
4.04	13		102.27
4.20	15		102.50
4.12	32		103.73
4.80	73		101.00
7.05	500		103.53	(1)
6.98	600		103.49	(2)
Flex MMP 12/02, Series A	1,250		100.00

Total	2,590

(1)	Through 7/31/04; $103.18 commencing 8/1/04; amounts decline in steps thereafter to $100.00.
(2)	Through 8/31/04; $103.15 commencing 9/1/04; amounts decline in steps thereafter to $100.00.

Notes to Consolidated Financial Statements, Continued

Note 17. Shareholder’s Equity

Common Stock

In exchange for a reduction in amounts payable to Dominion, the Company recognized $21 million of additional paid-in capital in 2003 and issued $150 million of common stock to Dominion in 2002.

Accumulated Other Comprehensive Income

Presented in the table below is a summary of accumulated other comprehensive income by component:

	At December 31,
	2003	2002
	(millions)
Net unrealized gains on derivatives-hedging activities, net of tax	$21	$8
Net unrealized gains on nuclear decommissioning trust funds, net of tax	61	—

Total accumulated other comprehensive income	$82	$8

Note 18. Dividend Restrictions

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

The Virginia State Corporation Commission (Virginia Commission) may prohibit any public service company from declaring or paying a dividend to an affiliate, if found not to be in the public interest. As of December 31, 2003, the Virginia Commission had not restricted the payment of dividends by the Company.

Certain agreements associated with the Company’s joint credit facilities with Dominion and CNG contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict the Company’s ability to pay dividends to Dominion or to receive dividends from its subsidiaries at December 31, 2003.

See Note 15 for a description of potential restrictions on dividend payments by the Company in connection with the deferral of distribution payments on trust preferred securities.

Note 19. Employee Benefit Plans

The Company participates in a defined benefit pension plan sponsored by Dominion. Benefits payable under the plan are based primarily on years of service, age and the employee’s compensation. As a participating employer, the Company is subject to Dominion’s funding policy, which is to contribute annually an amount that is in accordance with the provisions of the Employment Retirement Income Security Act of 1974. The Company’s net periodic pension cost was $23 million, $7 million and $7 million in 2003, 2002 and 2001, respectively. The Company’s contributions to the pension plan were $108 million, $37 million and $7 million in 2003, 2002 and 2001, respectively.

The Company participates in plans that provide certain retiree health care and life insurance benefits to multiple Dominion subsidiaries. Annual premiums are based on several factors such as age, retirement date and years of service. The Company’s net periodic benefit cost was $44 million, $34 million and $35 million in 2003, 2002 and 2001, respectively.

Certain regulatory authorities have held that amounts recovered in rates for other postretirement benefits in excess of benefits actually paid during the year must be deposited in trust funds dedicated for the sole purpose of paying such benefits. Accordingly, the Company funds postretirement benefit costs through Voluntary Employees’ Beneficiary Associations. The Company’s contributions to health care and life insurance plans were $31 million, $17 million and $10 million in 2003, 2002 and 2001, respectively.

The Company also participates in employee savings plans that cover substantially all employees. Employer matching contributions totaled $10 million for each of the years 2003, 2002 and 2001.

Notes to Consolidated Financial Statements, Continued

Note 20. Commitments and Contingencies

As the result of issues generated in the ordinary course of business, the Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies, some of which involve substantial amounts of money. Management believes that the final disposition of these proceedings will not have a material effect on its financial position, liquidity or results of operations.

Long-Term Purchase Contracts

Presented below is a summary of the Company’s commitments to purchase capacity under fixed price power purchase contracts as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total
(millions)
Purchased electric capacity(1)	$589	$584	$571	$547	$516	$4,176	$6,983

(1)	Reflects the Company’s minimum commitments to purchase capacity from other utilities, qualifying facilities and independent power producers under contracts for electric generation. At December 31, 2003, the present value of the total commitment was $4.2 billion. Capacity payments under these contracts totaled $611 million, $661 million and $668 million for 2003, 2002 and 2001, respectively.

In 2003, the Company paid $154 million for the purchase of a non-utility generating facility and the termination of two long-term power purchase contracts. The Company recorded the generating facility at its estimated fair value of $49 million and recorded an after-tax charge of $65 million for the termination of the long-term power purchase contracts. In 2001, the Company completed the purchase of three generating facilities and the termination of seven long-term power purchase contracts with non-utility generators. The Company paid $207 million for the generating facilities and termination of the contracts, for which it recorded an after-tax charge of $136 million. The allocation of the purchase price was assigned to the assets and liabilities acquired based upon estimated fair values as of the date of acquisition.

Lease Commitments

The Company leases various facilities, vehicles and equipment under both operating and capital leases. Future minimum lease payments under noncancellable operating and capital leases that have initial or remaining lease terms in excess of one year as of December 31, 2003 are as follows:

2004	2005	2006	2007	2008	Thereafter	Total
(millions)
$38	$29	$19	$16	$12	$15	$129

Rental expense included in other operations and maintenance expense totaled $30 million, $30 million and $25 million for 2003, 2002 and 2001, respectively. Beginning in 2004, approximately $13 million will be recognized annually as interest expense associated with the debt obligation of a newly consolidated VIE resulting from the adoption of FIN 46R.

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

In 1987, the EPA identified the Company and a number of other entities as Potentially Responsible Parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. On October 6, 2003, the EPA issued its Certificate of Completion of remediation for the Kentucky site. Future costs for the Kentucky site will be limited to minor operations and maintenance expenditures. Remediation design is ongoing for the Pennsylvania site, and total remediation costs are expected to be in the range of $13 million to $25 million. Based on allocation formulas and the volume of waste shipped to the site, the Company has accrued a reserve of $2 million to meet its obligations at these two sites. Based on a financial assessment of the PRPs involved at these sites, the Company has determined that it is probable that the PRPs will fully pay their share of the costs. The Company generally seeks to recover its costs asso -

Notes to Consolidated Financial Statements, Continued

ciated with environmental remediation from third party insurers. At December 31, 2003, any pending or possible claims were not recognized as an asset or offset against such obligations.

Other EPA Matters

In relation to a Notice of Violation received by the Company in 2000 from the EPA and related proceedings, the Company, the U.S. Department of Justice, the EPA, and the states of Virginia, West Virginia, Connecticut, New Jersey and New York agreed to a settlement in April 2003 in the form of a proposed Consent Decree. The Virginia federal district court entered the final Consent Decree in October 2003, resolving the underlying actions. Under the settlement, the Company paid a $5 million civil penalty, agreed to fund $14 million for environmental projects and committed to improve air quality under the Consent Decree estimated to involve expenditures of $1.2 billion. The Company has already incurred certain capital expenditures for environmental improvements at its coal-fired stations in Virginia and West Virginia and has committed to additional measures in its current financial plans and capital budget to satisfy the requirements of the Consent Decree. As of December 31, 2003, the Company had recognized a provision for the funding of the environmental projects, substantially all of which was recorded in 2000.

Nuclear Operations

Nuclear Decommissioning—Minimum Financial Assurance

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of its nuclear facilities. The Company’s 2003 NRC minimum financial assurance amount, aggregated for the nuclear units, was $1.3 billion and has been satisfied by a combination of surety bonds and the funds being collected and deposited in the trusts. The Company replaced the surety bonds with a Dominion guarantee, effective March 31, 2003.

Nuclear Insurance

The Price-Anderson Act provides the public up to $10.9 billion of protection per nuclear incident via obligations required of owners of nuclear power plants. The Price-Anderson Act Amendment of 1988 allows for an inflationary provision adjustment every five years. The Company has purchased $300 million of coverage from commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, the Company could be assessed up to $101 million for each of its four licensed reactors, not to exceed $10 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed.

The Price-Anderson Act was first enacted in 1957 and has been renewed three times—in 1967, 1975 and 1998. The Price-Anderson Act expired on August 31, 2002, but operating nuclear reactors continue to be covered by the law. Congress is currently holding hearings to reauthorize the legislation. The expiration of the Price-Anderson Act has no impact on existing nuclear license holders.

The Company’s current level of property insurance coverage ($2.55 billion each for North Anna and Surry) exceeds the NRC’s minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first to return the reactor to and maintain it in a safe and stable condition and second to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The Company’s nuclear property insurance is provided by Nuclear Electric Insurance Limited (NEIL), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. The maximum assessment for the current policy period is $44 million. Based on the severity of the incident, the board of directors of the Company’s nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. The Company has the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

The Company purchases insurance from NEIL to cover the cost of replacement power during the prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, the Company is subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period’s maximum assessment is $19 million.

The North Anna Power Station is jointly owned as discussed in Note 9. The co-owner is responsible for its share of the nuclear decommissioning obligation and insurance premiums, including any retrospective premium assessments and any losses not covered by insurance.

Spent Nuclear Fuel

Under provisions of the Nuclear Waste Policy Act of 1982, the Company has entered into a contract with the DOE for the disposal of spent nuclear fuel. The DOE failed to begin accepting the spent nuclear fuel on January 31, 1998, the date provided by the Nuclear Waste Policy Act and by the Company’s contract with the DOE. In January 2004, Dominion and the Company filed lawsuits in the United States Court of Federal Claims against the DOE in connection with its failure to commence accepting spent nuclear fuel. The Company will continue to safely manage its spent fuel until it is accepted by the DOE.

Notes to Consolidated Financial Statements, Continued

Litigation

The Company and Dominion Telecom, Inc. (Dominion Telecom) are defendants in a class action lawsuit pending in the U.S. District Court in Richmond, Virginia. The plaintiffs claim that the Company and Dominion Telecom strung fiber-optic cable across their land, along an electric transmission corridor without paying compensation. The plaintiffs are seeking damages for trespass and “unjust enrichment,” as well as punitive damages from the defendants. The outcome of the proceeding, including an estimate as to any potential loss, cannot be predicted at this time.

Letters of Credit and Surety Bonds

At December 31, 2003, the Company had purchased $67 million of surety bonds, of which $57 million was associated with the financial assurance requirements imposed by the NRC with respect to the decommissioning of the Company’s nuclear units. Under the terms of the surety bonds, the Company is obligated to indemnify the respective surety bond company for any amounts paid.

Indemnifications

As part of commercial contract negotiations in the normal course of business, the Company may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. The Company is unable to develop an estimate of the maximum potential amount of future payments under these contracts because events that would obligate the Company have not yet occurred or, if any such event has occurred, the Company has not been notified of its occurrence. However, at December 31, 2003, management believes future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on its results of operations, cash flows or financial position.

Stranded Costs

In 1999, Virginia enacted the Virginia Electric Utility Restructuring Act (the Virginia Restructuring Act) that established a detailed plan to restructure Virginia’s electric utility industry. Under the Virginia Restructuring Act, the generation portion of the Company’s Virginia jurisdictional operations is no longer subject to cost-based regulation. The legislation’s deregulation of generation was an event that required the discontinuance of SFAS No. 71 for the Company’s generation operations in 1999. The Company’s base rates (excluding fuel costs and certain other allowable adjustments) will remain capped until July 2007, unless terminated sooner or otherwise modified consistent with the Virginia Restructuring Act. Under the Virginia Restructuring Act, the Company may request a termination of the capped rates at any time after January 1, 2004, and the Virginia Commission may grant the Company’s request to terminate the capped rates, if it finds that a competitive generation services market exists in the Company’s service area. The Company believes capped electric retail rates and, where applicable, wires charges provided under the Virginia Restructuring Act provide an opportunity to recover a portion of its potentially stranded costs, depending on market prices of electricity and other factors. Stranded costs are those generation-related costs incurred or commitments made by utilities under cost-based regulation that may not be reasonably expected to be recovered in a competitive market.

Even in the capped rate environment, the Company remains exposed to numerous risks, including, among others, exposure to potentially stranded costs, future environmental compliance requirements, changes in tax laws, inflation and increased capital costs. At December 31, 2003, the Company’s exposure to potentially stranded costs included: long-term power purchase contracts that could ultimately be determined to be above market; generating plants that could possibly become uneconomic in a deregulated environment; and unfunded obligations for nuclear plant decommissioning and postretirement benefits not yet recognized in the financial statements.

Note 21. Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value, with the exception of the instruments described below that are reported based on historical cost. Fair values have been determined using available market information and valuation methodologies considered appropriate by management. The financial instruments’ carrying amounts and fair values as of December 31, 2003 and 2002 were as follows:

	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(millions)
Long-term debt(1)	$4,067	$4,271	$4,154	$4,408
Junior subordinated notes payable to affiliated trust(2)	412	454	—	—
Note payable to parent(1)	220	222	—	—
Other affiliated notes payable(1)	370	370	—	—
Preferred securities of subsidiary trust(2)	—	—	400	414

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The carrying amount of debt issues with short-term maturities and variable rates repriced at current market rates is a reasonable estimate of their fair value.
(2)	Fair value is based on market quotations.

Notes to Consolidated Financial Statements, Continued

Note 22. Credit Risk

Credit risk is the risk of financial loss to the Company if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, Dominion and its subsidiaries, including the Company, maintain credit policies, including the evaluation of counterparty financial condition, collateral requirements and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, counterparties make available collateral, including letters of credit or cash held as margin deposits, as a result of exceeding agreed-upon credit limits or may be required to prepay the transaction. Amounts reported as margin deposit liabilities represent funds held by the Company that resulted from various trading counterparties exceeding agreed- upon credit limits established by the Company. Amounts reported as margin deposit assets represent funds held on deposit by various trading counterparties that resulted from the Company exceeding agreed-upon credit limits established by the counterparties. As of December 31, 2003 and 2002, the Company had margin deposit assets of $41 million and $52 million, respectively, and margin deposit liabilities of $1 million and $22 million, respectively.

The Company maintains a provision for credit losses based on factors surrounding the credit risk of its customers, historical trends and other information. Management believes, based on the Company’s credit policies and its December 31, 2003 provision for credit losses, that it is unlikely that a material adverse effect on its financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

The Company sells electricity and provides distribution and transmission services to a diverse group of customers, including residential, commercial and industrial customers as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. In addition, the Company enters into contracts with various companies in the energy industry for purchases and sales of energy-related commodities, including natural gas and electricity in its energy trading, hedging and arbitrage activities. These transactions principally occur in the Northeast, Midwest and Mid-Atlantic regions of the United States; however, management does not believe that this geographic concentration contributes significantly to the Company’s overall exposure to credit risk.

The Company’s exposure to credit risk is concentrated primarily within its energy trading activities, as the Company transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At December 31, 2003, gross credit exposure related to these transactions totaled $528 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, the Company’s credit exposure is reduced to $527 million. Of this amount, investment grade counterparties represent 91% and no single counterparty exceeded 15%.

Note 23. Related Party Transactions

The Company engages in related party transactions primarily with other Dominion subsidiaries. The Company’s accounts receivable and payable balances with affiliates are settled based on contractual terms on a monthly basis, depending on the nature of the underlying transactions. The Company is included in Dominion’s consolidated federal income tax return and participates in certain Dominion benefit plans. The significant related party transactions are disclosed below.

Transactions with Other Dominion Subsidiaries

The Company, through an unregulated subsidiary, transacts with other Dominion affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Through the same unregulated subsidiary, the Company is involved in facilitating Dominion’s enterprise risk management strategy. In connection with this strategy, the Company’s unregulated subsidiary enters into certain commodity derivative contracts with other Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by Dominion affiliates to manage commodity price risks associated with purchases and sales of natural gas. As part of Dominion’s enterprise risk management strategy, the Company’s unregulated subsidiary generally manages such risk exposures by entering into offsetting derivative instruments with non-affiliates. The Company reports both affiliated and non-affiliated derivative instruments at fair value, with related changes included in earnings.

The affiliated commodity transactions are presented below:

	Year Ended December 31,
	2003	2002	2001
	(millions)
Purchases of natural gas, gas transportation and storage services from affiliates	$737	$162	$133
Sales of natural gas to affiliates	673	279	229
Sales of electricity to affiliates	10	1	1
Net realized gains (losses) on commodity derivative contracts	(11)	45	2

The Company’s Consolidated Balance Sheets include derivative and energy trading assets of $86 million and $60 million with Dominion affiliates at December 31, 2003 and

Notes to Consolidated Financial Statements, Continued

2002, respectively, and derivative and energy trading liabilities of $65 million and $81 million with Dominion affiliates at December 31, 2003 and 2002, respectively.

Dominion Services provides accounting, legal and administrative services to the Company. The Company provides certain services to affiliates, including charges for facilities and equipment usage. The cost of these services provided to the Company and the amount billed for services provided by the Company follow:

	Year Ended December 31,
	2003	2002	2001
	(millions)
Services provided by Dominion Services	$290	$267	$313
Services provided by the Company to other affiliates	27	29	23

Payments received by the Company in connection with another Dominion subsidiary’s lease of fiber optic equipment, and related fiber optic support and maintenance services, during 2003, 2002 and 2001 were $8 million, $3 million and $4 million, respectively.

After receiving regulatory approval in 2003, the Company assigned energy contracts to another Dominion subsidiary in connection with Dominion’s plan to transfer certain wholesale power marketing activities that occur outside of the Company’s service territory. In exchange for the transfer of the contracts, the Company received $13 million representing the net fair value of the contracts. The transferred contracts involve the delivery of electric energy for physical power purchases and sales of 17 million megawatt-hours and 19 million megawatt-hours, respectively, for 2003 and also for the years 2004 through 2006.

Also in 2003, the Company assigned a sales contract to another Dominion subsidiary, involving the delivery of approximately 6 million megawatt-hours of wholesale electric energy in 2003, declining to approximately .5 million megawatt-hours annually for 2004 through 2006 and declining to 4,000 megawatt-hours in 2008.

The Company is leasing a power generation facility at its Possum Point station from another Dominion subsidiary. As a result of adopting FIN 46R, the Company was required to consolidate the special purpose lessor entity through which the Company had financed and leased this power generation facility. As a result, the Consolidated Balance Sheet as of December 31, 2003 reflected an additional $364 million in net property, plant and equipment and deferred charges and $370 million of related debt, reflected as affiliated notes payable.

Transactions with Dominion

The Company leases its principal office building from Dominion under an agreement approved by the Virginia Commission that expires in 2006. This agreement is accounted for as a capital lease. The capitalized cost of the property under that lease, net of accumulated amortization, was approximately $10 million and $12 million at December 31, 2003 and 2002, respectively. The rental payments for this lease were $3 million in each of the years ended December 31, 2003, 2002 and 2001.

In exchange for a reduction in amounts payable to Dominion, the Company recognized $21 million of additional paid-in capital in 2003 and issued $150 million of common stock to Dominion in 2002.

The Company and its subsidiaries have made certain borrowings from Dominion. At December 31, 2003 and 2002, net outstanding borrowings under a short-term demand note totaled $154 million and $100 million, respectively. During 2003, the Company also borrowed from Dominion pursuant to a long-term note. At December 31, 2003, net outstanding borrowings under this note totaled $220 million. Interest charges incurred by the Company in 2003 and 2002 were not material.

Transactions with Other Related Parties

An unregulated subsidiary of the Company, at its sole discretion, has provided at December 31, 2003 and 2002, $8 million and $31 million of cash collateral to third parties on behalf of several of its natural gas supply customers. For this and other financial support services, the unregulated subsidiary receives fees and has a security interest in the customers’ assets. The arrangements terminate at various dates beginning in 2005 through 2007, subject to periodic renewal thereafter unless terminated by either party.

Upon adoption of FIN 46R for its interests in special purpose entities on December 31, 2003, the Company ceased consolidating the Virginia Power Capital Trust II. See Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust in Note 15 for more information.

Note 24. Operating Segments

The Company is organized primarily on the basis of products and services sold in the United States. As a result of changes in the management reporting structure during 2003, the nature and composition of the Company’s primary operating segments have changed. The electric transmission operations, formerly in the Delivery segment, have been included in the Energy segment; and the electric generation operations, formerly in the Energy segment, have been presented as a separate segment, the Generation segment.

All segment information for prior years has been recast to conform to the new segment structure. The Company manages its operations based on three operating segments:

Notes to Consolidated Financial Statements, Continued

Generation includes the Company’s portfolio of electric generating facilities and power purchase contracts.

Energy includes the Company’s electric transmission operations, energy trading, hedging and arbitrage activities.

Delivery includes the Company’s electric distribution systems and customer service operations.

The Energy segment’s electric transmission operations and the Delivery segment continue to be subject to the requirements of SFAS No. 71.

The majority of the Company’s revenue is provided through bundled rate tariffs. Generally, such revenue is allocated among the three segments for management reporting based on prior cost-of-service studies.

In addition, the Company also reports corporate and other functions as a segment. The contribution to net income by the Company’s primary operating segments is determined based on a measure of profit that executive management believes to be representative of the segments’ “core” earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment’s performance or allocating resources among the segments. Those specific items are reported in the Corporate and Other segment and include:

■ 2003 incremental restoration expenses associated with Hurricane Isabel;

■ 2003 charge for the restructuring of certain electric sales contracts;

■ 2003 cumulative effect of changes in accounting principles;

■ 2003 and 2001 costs of terminating certain long-term power purchase contracts; and

■ 2003 and 2001 severance costs for workforce reductions and restructuring costs.

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.

The following table presents segment information pertaining to the Company’s operations:

	Generation	Energy	Delivery	Corporate and Other	Eliminations	Consolidated Total
	(millions)
2003
Operating revenue	$3,624	$706	$1,101	$10	$(4)	$5,437
Depreciation and amortization	171	32	224	31	—	458
Interest and related charges	144	34	123	4	(3)	302
Income tax expense (benefit)	243	62	158	(127)	—	336
Net income(loss)	404	102	282	(227)	—	561
Total assets	8,718	4,179	4,814	—	(395)	17,316
Capital expenditures	646	87	350	—	—	1,083

2002
Operating revenue	3,671	246	1,048	12	(5)	4,972
Depreciation and amortization	206	31	224	34	—	495
Interest and related charges	143	34	120	—	(3)	294
Income tax expense	271	20	132	2	—	425
Net income	486	28	255	4	—	773
Total assets	7,713	4,459	4,584	—	(409)	16,347
Capital expenditures	385	92	330	—	—	807

2001
Operating revenue	3,551	380	1,006	12	(5)	4,944
Depreciation and amortization	220	44	222	32	—	518
Interest and related charges	144	37	123	3	(7)	300
Income tax expense (benefit)	213	67	108	(102)	—	286
Net income(loss)	329	104	177	(164)	—	446

Notes to Consolidated Financial Statements, Continued

Note 25. Quarterly Financial Data (Unaudited)

A summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 follows. Amounts reflect all adjustments, consisting of only normal recurring accruals, necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year
	(millions)
2003
Operating revenue	$1,511	$1,215	$1,518	$1,193	$5,437
Income (loss) from operations	552	253	362	(28)	1,139
Income (loss) before cumulative effect of changes in accounting principles	306	133	200	(57)	582
Net income (loss)	390	133	200	(162)	561
Balance available for common stock	387	130	196	(167)	546

2002
Operating revenue	1,151	1,221	1,474	1,126	4,972
Income from operations	312	341	554	253	1,460
Net income	153	175	316	129	773
Balance available for common stock	149	170	311	127	757

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Senior management, including the Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

(a) Information concerning directors of Virginia Electric and Power Company, each of whom is elected annually, is as follows:

Name and Age	Principal Occupation for Last Five Years and Directorships in Public Corporations	Year First Elected as Directors
Thos. E. Capps (68)	Chairman of the Board of Directors and Chief Executive Officer
of Dominion from August 2000 to date; President of Dominion
from August 2000 to December 2003; Vice Chairman of the
Board of Directors, President and Chief Executive Officer of
Dominion from January 2000 to August 2000; Chairman of
the Board of Directors, President and Chief Executive Officer of
Dominion from September 1995 to January 2000; Chairman
of the Board of Directors of Virginia Electric and Power
Company from September 1997 to date; Chairman of the
Board of Directors and Chief Executive Officer of Consolidated
Natural Gas Company from January 2000 to date; President
of Consolidated Natural Gas Company from January 2000 to
	December 2003.	1986

Thomas F. Farrell, II (49)	President and Chief Operating Officer of Dominion from
January 2004 to date; Executive Vice President of Dominion
from March 1999 to December 2003; President and Chief
Executive Officer of Virginia Electric and Power Company from
December 2002 to December 2003; Chief Executive Officer of
Virginia Electric and Power Company from May 1999 to
December 2002; Executive Vice President, General Counsel
and Corporate Secretary of Virginia Electric and Power
Company from July 1998 to April 1999; President and Chief
Operating Officer of Consolidated Natural Gas Company
from January 2004 to date; Executive Vice President of
Consolidated Natural Gas Company from January 2000 to
	December 2003.	1999

Thomas N. Chewning (58)	Executive Vice President and Chief Financial Officer of Dominion from May 1999 to date; Executive Vice President of Dominion prior to May 1999; Executive Vice President and Chief Financial Officer of Consolidated Natural Gas Company from January 2000 to date.	1999

Audit Committee Financial Expert

The Company is a wholly-owned subsidiary of Dominion Resources, Inc. As permitted by SEC rules, its Board of Directors serves as the Company’s audit committee and is comprised entirely of executive officers of the Company. The Board of Directors has determined that all of its audit committee members, Thos. E. Capps, Thomas F. Farrell, II and Thomas N. Chewning, are audit committee financial experts as defined by the SEC and, as executive officers of the Company, are not deemed independent.

(b) Information concerning the executive officers of Virginia Electric and Power Company, each of whom is elected annually is as follows:

Name and Age	Business Experience Past Five Years
Jay L. Johnson (57)	Executive Vice President of Dominion and President and Chief Executive Officer of Virginia Electric and Power Company from December 2002 to date; Senior Vice President, Business Excellence, Dominion Energy, Inc. from September 2000 to December 2002; Chief of Naval Operations, U.S. Navy, and member of the Joint Chiefs of Staff from 1996 until July 2000.

Paul D. Koonce (44)	Chief Executive Officer—Energy of Virginia Electric and Power Company from January 2004 to date; Chief Executive Officer—Transmission of Virginia Electric and Power Company from January 2003 to December 2003; Senior Vice President—Portfolio Management of Virginia Electric and Power Company from January 2000 to December 2002; Senior Vice President—Commercial Operations of Consolidated Natural Gas Company from January 1999 to January 2000; Vice President of Regulated Commercial Operations of Consolidated Natural Gas Company from January 1999 to June 1999.

Mark F. McGettrick (46)	President and Chief Executive Officer—Generation of Virginia Electric and Power Company from January 2003 to date; Senior Vice President and Chief Administrative Officer of Dominion from January 2002 to January 2003; President of Dominion Resources Services, Inc. from October 2002 to January 2003; Senior Vice President—Customer Service and Metering of Virginia Electric and Power Company from January 2000 to December 2001; Vice President—Customer Service and Marketing of Virginia Electric and Power Company from January 1997 to January 2000.

Gary L. Sypolt (50)	President—Transmission of Virginia Electric and Power Company from January 2003 to date; Senior Vice President—Transmission of Dominion Transmission, Inc., formerly CNG Transmission Corporation, from September 1999 to January 2003.

David A. Christian (49)	Senior Vice President—Nuclear Operations and Chief Nuclear Officer from April 2000 to date; Vice President—Nuclear Operations from July 1998 to April 2000.

G. Scott Hetzer (47)	Senior Vice President and Treasurer of Dominion from May 1999 to date; Vice President and Treasurer of Dominion from October 1997 to May 1999; Senior Vice President and Treasurer of Virginia Electric and Power Company and Consolidated Natural Gas Company from January 2000 to date.

Thomas A. Hyman, Jr. (52)	Senior Vice President—Customer Service and Planning of Virginia Electric and Power Company and Regulated Gas Distribution Companies of Consolidated Natural Gas Company from July 2003 to date; Senior Vice President—Gas Distribution and Customer Services of Virginia Electric and Power Company from January 2002 to July 2003; Senior Vice President—Gas Distribution and Customer Services of Regulated Gas Distribution Companies of Consolidated Natural Gas Company from December 2001 to July 2003; Senior Vice President—Gas Distribution of Regulated Gas Distribution Companies of Consolidated Natural Gas Company from October 2000 to December 2001; Senior Vice President—Electric Distribution of Virginia Electric and Power Company from January 2000 to October 2000; Vice President and General Manager—Distribution of Virginia Electric and Power Company from May 1999 to January 2000; Vice President—Distribution Operations and North Carolina Power of Virginia Electric and Power Company from June 1997 to April 1999.

William R. Matthews (56)	Senior Vice President—Nuclear Operations of Virginia Electric and Power Company from July 2002 to date; Vice President—Nuclear Operations of Dominion Energy, Inc. from February 2002 to July 2002; Vice President and Senior Nuclear Executive—Millstone of Dominion Energy, Inc. from May 2001 to February 2002; Vice President—Nuclear Operations of Virginia Electric and Power Company from April 2000 to May 2001; Site Vice President—North Anna of Virginia Electric and Power Company from March 1998 to April 2000.

Name and Age	Business Experience Past Five Years

Edward J. Rivas (59)	Senior Vice President—Fossil & Hydro of Virginia Electric and Power Company from September 1999 to date; Vice President—Fossil & Hydro Operations of Virginia Electric and Power Company from February 1998 to August 1999.

Jimmy D. Staton (43)	Senior Vice President—Operations July 2003 to date; Senior Vice President—Electric Distribution of Virginia Electric and Power Company from January 2003 to July 2003; Senior Vice President—Electric Transmission and Electric Distribution of Virginia Electric and Power Company from December 2001 to January 2003; Senior Vice President—Electric Distribution of Virginia Electric and Power Company from October 2000 to December 2001; Senior Vice President—Gas Distribution and Regulatory of Virginia Electric and Power Company from January 2000 to October 2000; Senior Vice President—Commercial Operations of Consolidated Natural Gas Company from June 1999 to January 2000; Vice President—Commercial Operations of Consolidated Natural Gas Company from January 1999 to June 1999.

Steven A. Rogers (42)	Vice President, Controller and Principal Accounting Officer of Dominion and Consolidated Natural Gas Company and Vice President and Principal Accounting Officer of Virginia Electric and Power Company from June 2000 to date; Controller of Virginia Electric and Power Company from January 2000 to June 2000; Controller of Dominion Energy, Inc. from September 1998 to June 2000.

Any service listed for Dominion, Dominion Energy, Inc., Consolidated Natural Gas Company and Dominion Transmission, Inc., reflects services at a parent, subsidiary or affiliate.

There is no family relationship between any of the persons named in response to Item 10.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers as well as its employees. This Code of Ethics is available on the corporate governance section of Dominion’s website (www.dom.com). You may also request a copy of the Code of Ethics, free of charge, by writing or telephoning the Company at: Corporate Secretary, 120 Tredegar Street, Richmond, Virginia 23219, Telephone (804) 819-2000. Any waivers or changes to the Company’s Code of Ethics will be posted on the Dominion website.

Item 11. Executive Compensation

The Summary Compensation Table below includes compensation paid by the Company for services rendered in 2003, 2002 and 2001 to the Chief Executive Officers and the four other most highly compensated executive officers as determined under the SEC executive compensation disclosure rules.

Summary Compensation Table(1)

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary(2)	Bonus	Other Annual Compensation(3)	Restricted Stock Awards(4)	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compensation(5)
Jay L. Johnson	2003	$182,333	$145,866	$29,884	$315,318	—	$—	$43,674
Chief Executive Officer	2002	128,404	120,922	18,903	—	—	—	21,697
& President	2001	136,052	61,223	16,179	154,451	48,590	—	23,299

Mark F. McGettrick	2003	172,933	138,346	13,934	317,465	—	—	30,456
Chief Executive Officer &	2002	115,999	92,799	11,571	29,825	—	—	18,382
President – Dominion Generation	2001	134,348	60,456	15,634	187,728	59,710	—	22,599

Paul D. Koonce	2003	141,440	113,152	12,021	259,652	—	—	22,561
Chief Executive Officer—	2002	130,420	90,783	11,471	—	—	—	17,536
Dominion Transmission	2001	143,075	92,999	12,584	203,322	97,000	—	19,238

Jimmy D. Staton	2003	270,400	135,200	32,516	259,386	—	—	53,267
Senior Vice President—	2002	253,604	126,802	31,717	—	—	—	46,023
Elec Distr & Elec Trans	2001	260,000	117,000	34,100	300,500	100,000	—	81,284

Edward J. Rivas	2003	198,651	96,604	30,153	224,032	—	—	56,996
Senior Vice President	2002	155,980	77,990	24,797	—	—	—	35,637
Fossil & Hydro	2001	162,360	72,331	25,765	239,318	73,800	—	61,885

William R. Matthews	2003	170,832	120,212	5,907	184,631	—	—	25,228
Senior Vice President—	2002	109,229	79,517	4,306	28,313	17,297	—	9,748
Nuclear Operations	2001	120,542	60,319	5,052	127,592	36,528	—	11,133

David A. Christian	2003	153,919	96,969	12,040	195,359	—	—	26,025
Senior Vice President—	2002	151,410	102,807	12,807	—	—	—	21,268
Nuclear Operations & Chief Nuclear Officer	2001	285,900	183,977	24,675	397,571	190,600	—	64,343

Thomas F. Farrell, II	2003	310,039	273,771	59,683	1,241,504	—	—	86,944
Former Chief Executive Officer	2002	310,784	274,428	55,102	—	—	—	73,893
& President(6)	2001	328,498	273,955	58,197	489,154	351,600	—	135,728

(1)	The executive officers included in this table may perform services for more than one subsidiary of Dominion. Compensation for the individuals listed in the table reflects only that portion which is allocated to the Company.
(2)	Salary—Amounts shown may include vacation sold back to the Company.
(3)	Other Annual Compensation—None of the named executives above received perquisites or other personal benefits in excess of $50,000 or 10% of their total cash compensation. The amounts listed in this column are tax payments.
(4)	Restricted Stock—Dividends are paid on restricted stock. The aggregate number and value of each executive’s restricted stock holdings at year-end, based on a December 31, 2003 closing price of $63.83 per share, were as follows:

Officer	Number of Restricted Shares	Value
	(#)	($)
Thomas F. Farrell, II	27,579	$1,760,368
Jay L. Johnson	8,296	529,534
Mark F. McGettrick	8,944	570,896
Paul D. Koonce	7,557	482,363
Jimmy D. Staton	9,651	616,023
Edward J. Rivas	8,336	532,087
William R. Matthews	6,279	400,789
David A. Christian	6,641	423,895

Footnotes to Summary Compensation Table (continued)

(5)	All Other Compensation—The amounts included for 2003 are detailed below:

Officer	Employee Savings Plan Match	Executive Stock Loan Program Interest Subsidy	Employee Savings Plan Match Above IRS Limits	Executive Supplemental Life Insurance
Jay L. Johnson	$3,171	$20,902	$1,817	$17,784
Mark F. McGettrick	4,257	16,546	2,661	6,992
Paul D. Koonce	2,611	13,411	1,632	4,907
Jimmy D. Staton	6,000	39,384	2,112	5,770
Edward J. Rivas	6,910	35,812	1,036	13,239
William R. Matthews	5,694	7,379	1,139	11,016
David A. Christian	3,766	14,187	2,391	5,681
Thomas F. Farrell, II(6)	3,191	62,106	6,063	15,584

(6)	Effective January 1, 2004, Mr. Farrell is no longer an executive officer of the Company. However, Mr. Farrell continues to serve on the Company’s Board of Directors.

Aggregated Option/SAR Exercises in Last Fiscal Year(1)

And FY-End Option/SAR Values

	Shares Acquired on Exercise	Value Realized(2)	Number of Securities Underlying Unexercised Options/SARs At FY-End		Value of Unexercised In-the- Money Options/SARs At FY-End(3)
Officer			Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)	(#)	(#)	($)	($)
Jay L. Johnson	—	$—	40,606	35,234	$243,818	$136,354
Mark F. McGettrick	6,307	111,641	42,965	35,474	638,299	137,282
Paul D. Koonce	3,534	60,719	43,148	58,027	431,880	224,563
Jimmy D. Staton	4,000	49,225	49,333	66,667	412,780	258,001
Edward J. Rivas	11,308	193,932	74,024	57,580	1,014,280	222,836
William R. Matthews	5,581	95,714	44,467	44,290	559,125	110,187
David A. Christian	5,385	92,353	52,919	62,760	582,991	242,881
Thomas F. Farrell, II(4)	38,290	656,674	259,518	212,720	3,869,930	823,226

(1)	The executive officers included in this table may perform services for more than one subsidiary of Dominion. Options and shares acquired on exercise for individuals listed in the table reflect only that portion which is allocated to the Company.
(2)	Spread between the market value at exercise minus the exercise price.
(3)	Spread between the market value at year-end minus the exercise price. Year-end stock price was $63.83 per share.
(4)	Effective January 1, 2004, Mr. Farrell is no longer an executive officer of the Company. However, Mr. Farrell continues to serve on the Company’s Board of Directors.

Executive Compensation

The Company’s executive compensation program is regularly reviewed by the Organization, Compensation and Nominating Committee of the Dominion Board (Dominion’s Committee) and its actions are subsequently recommended to the Company’s Board of Directors. Dominion’s Committee acts independently of management and works with an outside consultant to focus on the attraction, retention and motivation of management in a reasonable and cost-effective manner. The Company believes that its executives should be provided with competitive salaries, bonuses, long-term incentives and benefits that align their financial success to the financial success of the Company. The Company also continues to place a substantial portion of its executives’ pay at risk, including tying compensation to the achievement of strategic financial performance measures.

The appropriate competitive position for the Company’s executive compensation program is determined by:

■ using the expert assistance of an independent compensation consultant;

■ defining an appropriate peer group of companies and comparing financial performance and compensation practice for our senior executives with this peer group; and

■ comparing the compensation of our other executives with that of similarly situated executives through the use of national compensation surveys.

The Company believes that its current compensation program will attract, motivate and retain a superior management team under a range of industry and broader market economic circumstances. The basic components of the program are described in more detail below.

2003 Compensation

The 2003 executive compensation program consisted of three basic components: base salary, annual incentives and long term incentives. Dominion’s Committee targets an executives’ total compensation (base salary, annual bonus and long-term compensation combined) to be within 10 percentage points of the market 75th percentile for each position.

Base Salary

Dominion’s Committee targets the market median for the base salary component of the executive compensation program. Targeting this level of base salary allows the Company to put a significant portion of overall compensation at risk by using annual incentives and long-term awards to reach the market 75th percentile.

Annual Incentive

Under the annual incentive program, if goals are achieved or exceeded, the executive’s total cash compensation for the year is targeted to be at or above market median total cash compensation.

Under this program, “target awards” are established for each executive officer. These target awards are expressed as a percentage of the individual executive’s base salary (for example, 50% x base salary). The target award is the amount of cash that will be paid, at year-end, if the executive achieves 100% of the goals established at the beginning of the year. A “threshold”—or minimum acceptable level of financial performance—is also established. If this threshold is not met, no executive receives an annual bonus. Actual bonuses, if any, are based on a pre-established formula and may exceed 100% of the target award if an additional earnings per share target is met. Annual bonuses paid to named executive officers are detailed in the summary compensation table and did not exceed 100% of target.

Long-term Incentives

The Company believes that equity compensation remains the strongest form of long-term incentive and underscores commitment to the Company while rewarding performance. The Company continues to believe that aligning its officers’ long-term incentives with the financial success of the Company is vitally important.

Based on an independent consultant’s review of the Company’s overall compensation program and that of Dominion’s peer companies, the executive officers received restricted stock under Dominion’s long-term compensation program for 2003 in an effort to achieve a desired mix of equity incentives and to provide a balance with outstanding stock options grants.

The restricted stock has a five-year cliff vesting. A longer vesting period than previous awards was chosen to encourage officers to focus on solid, long-term performance and financial success for the Company. The restricted stock awards serve as a retention tool for the Company’s key officers and are not as dilutive as stock options.

Stock Ownership Guidelines

Dominion’s Committee updated the stock ownership guidelines for executives (outlined below). These guidelines and management’s internal policies emphasize stock ownership and retention that align management with the interests of Dominion’s shareholders. The ownership guidelines have been expressed both as a targeted multiple of salary and as a targeted fixed number of shares. An executive may meet the ownership guidelines by achieving either targeted level. Executive officers are encouraged to methodically accumulate shares to meet the guidelines within five years from election to office.

Restricted shares (except those restricted shares acquired under the Executive Stock Purchase Tool Kit described on page 64) and options do not count towards an officer’s ownership target.

Dominion Resources, Inc.

Stock Ownership Guidelines

Position	Salary multiple/ # of Shares
Chairman, Chief Executive Officer	8x/145,000
President and Chief Operating Officer	6.5x/70,000
Executive Vice President	5x/35,000
Senior Vice President	4x/20,000
Vice President	3x/10,000

Retirement Plans

The table below shows the estimated annual straight life benefit that the Company would pay to an employee at normal retirement (age 65) under the benefit formula of the Pension Plan.

Estimated Annual Benefits Payable Upon Retirement

	Credited Years Of Service
Final Average Earnings	15	20	25	30
$185,000	$50,100	$66,800	$82,510	$100,210
$200,000	54,650	72,860	91,090	109,320
$250,000	69,790	93,080	116,390	139,690
$300,000	84,940	113,300	141,680	170,060
$350,000	100,800	133,520	166,980	200,420
$400,000	115,210	153,730	192,250	230,780

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

In addition, certain officers, if they reach a specified age while still employed, will be credited with additional years of service. Each of the named executives in the Summary Compensation Table, except for Messrs. Johnson, Koonce and Staton, will have 30 years of credited service at age 60. Other arrangements for the named executives are described below under Other Executive Agreements and Arrangements.

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

In 2003, a market-based adjustment to executive base salaries was not necessary.

Also, the Internal Revenue Code imposes certain limits related to Pension Plan benefits. Any resulting reduction in an executive’s Pension Plan benefit will be compensated for under the Restoration Plan. These amounts, if any, are reflected in the pension table above.

Executive Supplemental Retirement Plan

The Supplemental Plan provides an annual retirement benefit equal to 25% of a participant’s final cash compensation (base pay plus target annual incentive). To retire with full benefits under the Supplemental Plan, an executive must be 55 years old and have been employed by the Company for at least five years. Benefits under the plan are provided at retirement either as a lump sum cash payment or as a monthly annuity typically paid over 10 years. Certain executive officers receive this benefit for their lifetime. Based on 2003 cash compensation, the estimated annual benefit under this plan for executives named in the Summary Compensation Table are: Mr. Farrell: $144,490; Mr. Johnson: $82,050; Mr. McGettrick: $77,820; Mr. Koonce: $63,648; Mr. Staton: $101,400; Mr. Rivas: $74,494; Mr. Matthews: $64,062; and Mr. Christian: $65,416.

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

Messrs. Farrell, Johnson, McGettrick, Koonce, Staton, Rivas, Matthews and Christian each have enhanced retirement benefits as well as employment continuity agreements as described below under Special Arrangements.

Employment Agreement

Mr. Staton had an employment agreement with the Company’s parent, Dominion, for a three-year period which ended on August 1, 2003. Under the terms of the agreement, Mr. Staton was to receive a salary at least equal to his salary on the date of the agreement and was eligible for bonuses and all employee benefits provided to senior management. The agreement also provided for retirement benefits and benefits in the event of death or disability.

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

Executive Stock Purchase Programs

At the end of 1999, Dominion’s Board approved stock ownership target levels for executives of Dominion and its subsidiaries. Dominion’s Board also approved Stock Purchase and Loan Programs intended to encourage and facilitate executives’ ownership of common stock through the availability of loans guaranteed by Dominion. Officers borrowed money from an independent bank to purchase stock, for which they are personally liable and which Dominion has guaranteed. Because of new restrictions on company loans or guarantees to executives under the Sarbanes-Oxley Act of 2002, Dominion has ceased its programs involving the company guaranty of a third party loan to executives. In the fall of 2003, Dominion’s Committee approved an arrangement to allow executives with loans to exercise previously granted options or to sell shares of Dominion stock to pay off their loans under this program. Any sales or option exercises for this purpose would not trigger the forfeiture provisions of their 2001 stock option grant.

In 2001, Dominion’s Committee approved the implementation of the Executive Stock Purchase Tool Kit. The Tool Kit consists of a variety of programs to encourage ownership of Dominion stock by executives who could not participate in the Executive Stock Purchase and Loan programs. Executives who participate in one or more of the Tool Kit programs to achieve their stock ownership target levels receive “bonus shares” for up to ten percent of the value of their investment in Dominion stock. The programs include: exchanging an officer’s annual bonus for restricted stock; deferring an officer’s annual bonus into the company stock investment option under Dominion’s deferred compensation plan; or acquiring on a one-time or periodic basis shares of company stock through Dominion Direct. The Tool Kit previously included the availability of third-party loans guaranteed by Dominion for the purpose of buying shares of company stock, but this alternative has been omitted for the reasons discussed above.

As of December 31, 2003, Dominion officers have borrowed an aggregate of approximately $57 million under these programs for which they are personally liable and which Dominion has guaranteed.

Compensation of Directors

All of the Directors, who are also officers of the Company, do not receive any compensation for services they provide as directors.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

The table below sets forth as of February 1, 2004, except as noted, the number of shares of Dominion common stock owned by Directors and the executive officers named on the Summary Compensation Table.

	Beneficial Share Ownership
Name	Shares	Restricted Shares	Exercisable Stock Options	Total	Deferred Cash Compensation(1)
Thos. E. Capps(2)	346,062	71,628	1,589,120	2,006,810	—
Thomas N. Chewning	118,448	30,233	588,000	736,681	172
Thomas F. Farrell, II(2,3)	150,283	41,860	688,000	880,143	—
Jay L. Johnson	21,557	10,698	110,166	142,421	4,312
Mark F. McGettrick	37,511	10,698	114,079	162,288	5,194
Paul D. Koonce	33,367	10,698	165,812	209,877	5,667
Jimmy D. Staton	21,593	4,651	82,666	108,910	4,250
Edward J. Rivas	48,311	4,651	119,039	172,001	4,250
William R. Matthews	15,410	4,651	93,582	113,643	3,565
David A. Christian	27,635	7,442	179,094	214,171	—
All officers as a group (11 persons)(4)	328,084	73,024	1,276,914	1,678,022	38,571

(1)	Amounts in this column represent share equivalents and do not have voting rights. At a director’s or executive’s election, cash compensation is deferred until a specified age, future date or retirement and will be distributed in cash.
(2)	Messrs. Capps and Farrell disclaim ownership for 17,908 and 399 shares, respectively.
(3)	Effective January 1, 2004, Mr. Farrell is no longer an executive officer of the Company. However, Mr. Farrell continues to serve on the Company’s Board of Directors.
(4)	All directors and executive officers as a group own less than 2 percent of the number of Dominion common shares outstanding at February 1, 2004. No individual executive officer or director owns more than one percent of the shares outstanding.

Item 13. Certain Relationships and Related Transactions

See Item 11. Executive Compensation—Executive Stock Purchase Programs, for information concerning certain transactions with executive officers under the Executive Stock Purchase and Loan Programs.

Item 14. Principal Accountant Fees and Services

The following table presents fees paid to Deloitte & Touche LLP for the fiscal year ended December 31, 2003 and 2002.

Type of Fees	2003	2002
(thousands)

Audit fees	$854	750
Audit-related	138	91
Tax fees	—	—
All other fees	—	—

	$992	$841

Audit Fees are for the audit and review of the Company’s financial statements in accordance with generally accepted auditing standards, including comfort letters, statutory and regulatory audits, consents and services related to SEC matters.

Audit-Related Fees are for assurance and related services that are related to the audit or review of the Company’s financial statements, including employee benefit plan audits, due diligence services and financial accounting and reporting consultation.

During 2003, the Board adopted a pre-approval policy for Deloitte & Touche services and fees. Attached to the policy is a schedule that details the services to be provided and an estimated range of fees to be charged for such services. In December 2003, Dominion’s Audit Committee approved the services and fees for 2004.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form

8-K

(a) Certain documents are filed as part of this Form 10-K and are incorporated by reference and found on the pages noted.

1. Financial Statements

See Index on page 30.

2. Financial Statement Schedules

Page
Independent Auditors’ Report	71
Schedule II—Valuation and Qualifying Accounts	72

All other schedules are omitted because they are not applicable, or the required information is shown in the financial statements or the related notes.

3. Exhibits

3.1 —	Restated Articles of Incorporation, as in effect on October 28, 2003 (Exhibit 3.1, Form 10-Q for the quarter ended September 30, 2003, File No. 1-2255, filed herewith).

3.2 —	Bylaws, as amended, as in effect on April 28, 2000 (Exhibit 3, Form 10-Q for the period ended March 31, 2000, File No. 1-2255, incorporated by reference).

4.1 —	See Exhibit 3.1 above.

4.2 —

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

4.6 —

Form of Senior Indenture, dated as of June 1, 1998, between Virginia Electric and Power Company and JP Morgan Chase Bank (formerly The Chase Manhattan Bank) as supplemented by the First Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 12, 1998, File No. 1-2255, incorporated by reference); Second Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 3, 1999, File No.1-2255, incorporated by reference); Third Supplemental Indenture (Exhibit 4.2, Form 8-K, dated October 27, 1999, File No. 1-2255, incorporated by reference); Form of Fourth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); and Form of Fifth Supplemental Indenture (Exhibit 4.3, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); Form of Sixth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated January 24, 2002, incorporated by reference); Seventh Supplemental Indenture dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255, incorporated by reference); Form of Ninth Supplemental Indenture (Exhibit 4.2, Form 8-K filed December 4, 2003, File No. 1-2255, incorporated by reference); Form of Eighth Supplemental Indenture (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255, incorporated by reference); Form of Tenth Supplemental Indenture (Exhibit 4.3, Form 8-K filed December 4, 2003, File No. 1-2255, incorporated by reference); Form of Eleventh Supplemental Indenture (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255, incorporated by reference).

4.15 —

Virginia Electric and Power Company agrees to furnish to the Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of Dominion Resources, Inc.’s total consolidated assets.

10.1 —

Amended and Restated Interconnection and Operating Agreement, dated as of July 29, 1997 between Virginia Electric and Power Company and Old Dominion Electric Cooperative (Exhibit 10(v), Form 10-K for the fiscal year ended December 31, 1997, File No. 1-8489, incorporated by reference).

10.2 —

Services Agreement between Dominion Resources Services, Inc. and Virginia Electric and Power Company dated January 1, 2000 (Exhibit 10.19, Form 10-K for the fiscal year ended December 31, 1999, File No. 1-2255, incorporated by reference).

10.3 —

PJM South Implementation Agreement between Virginia Electric and Power Company and PJM Interconnection, L.L.C., dated September 30, 2002, as amended December 6, 2002 (Exhibit 10.4, Form 10-K for the fiscal year ended December 31, 2002, File No. 1-2255, incorporated by reference).

10.4 —

$1,250,000,000 364-Day Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company and JPMorgan Chase Bank, as Administrative Agent for the Lenders, dated as of May 29, 2003 (Exhibit 10.1, Form 10-Q for the quarterly period ended September 30, 2003, File No. 1-2255, incorporated by reference).

10.5 —

$750,000,000 Three-Year Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company and JPMorgan Chase Bank, as Administrative Agent for the Lenders, dated as of May 30, 2002 (Exhibit 10.2, Form 10-Q for the quarterly period ended September 30, 2003, File No. 1-2255, incorporated by reference).

10.6 —

Form of Settlement Agreement in the form of a proposed Consent Decree among the United States of America, on behalf of the United States Environmental Protection Agency, the State of New York, the State of New Jersey, the State of Connecticut, the Commonwealth of Virginia and the State of West Virginia and Dominion (Exhibit 10, Form 10-Q for the quarterly period ended March 31, 2003, File No. 1-2255, incorporated by reference.

10.7* —

Dominion Resources, Inc. Executive Supplemental Retirement Plan, effective January 1, 1981 as amended and restated October 17, 2003 (Exhibit 10.3, Form 10-Q for the quarterly period ended September 30, 2003, File No. 1-2255, incorporated by reference).

10.8* —	Dominion Resources, Inc.’s Cash Incentive Plan as adopted December 20, 1991 (Exhibit 10(xxv), Form 10-K for the fiscal year ended December 31, 1991, File No. 1-2255, incorporated by reference).

10.9* —

Dominion Resources, Inc. Incentive Compensation Plan, effective April 22, 1997, as amended and restated effective July 20, 2001 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2001, File No. 1-2255, incorporated by reference).

10.10* —

Dominion Resources, Inc. Executive Stock Purchase and Loan Plan II, dated February 15, 2000 (Exhibit 10.10, Form 10-K for the fiscal year ended December 31, 2002, File No. 1-2255, incorporated by reference).

10.11* —	Form of Employment Continuity Agreement for certain officers of the Company, amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003, File No. 1-2255, incorporated by reference).

10.12* —	Dominion Resources, Inc. Retirement Benefit Funding Plan, effective June 29, 1990 as amended and restated September 1, 1996 (Exhibit 10(iii), Form 10-Q for the quarter ended June 30, 1997, File No. 1-8489, incorporated by reference).

10.13* —

Dominion Resources, Inc. Retirement Benefit Restoration Plan as adopted effective January 1, 1991 as amended and restated October 17, 2003 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2003, File No. 1-2255, incorporated by reference).

10.14* —

Dominion Resources, Inc. Executives’ Deferred Compensation Plan, effective January 1, 1994 and as amended and restated July 15, 2003 (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2002, File No. 1-2255, incorporated by reference).

10.15* —

Dominion Resources, Inc. Leadership Stock Option Plan, effective July 1, 2000, as amended and restated effective July 20, 2001 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2001, File No. 1-2255, incorporated by reference).

10.10* —

Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, as amended and restated December 20, 2002 (Exhibit 10.15, Form 10-K for the fiscal year ended December 31, 2002, File No. 1-2255, incorporated by reference).

10.11* —	Dominion Resources, Inc. Security Option Plan, effective January 1, 2003 (Exhibit 10.16, Form 10-K for the fiscal year ended December 31, 2002, File No. 1-2255, incorporated by reference).

10.12* —	Letter agreement dated February 27, 2003 between Dominion and Thomas F. Farrell, II (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2002, File No. 1-8489, incorporated by reference).

10.13* —	Employment Agreement dated August 1, 2000 between the Company and Jimmy D. Staton (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2001, File No. 1-2255, incorporated by reference).

10.14* —

Supplemental Retirement Agreement dated December 12, 2000, between the Company and David A. Christian (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2001, File No. 1-2255, incorporated by reference).

10.15* —

Offer of employment dated August 21, 2000 between Dominion Energy, Inc. and Jay L. Johnson (Exhibit 10.26, Form 10-K for the fiscal year ended December 31, 2002, File No. 1-2255, incorporated by reference).

10.16* —	Employment agreement dated August 1, 1999 between the Company and Mark F. McGettrick (Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 2000, File No. 1-2255, incorporated by reference).

10.17* —	Supplemental retirement agreement dated December 20, 2002 between Dominion and William R. Matthews (filed herewith).

10.18* —	Supplemental retirement agreement dated October 22, 2002 between Dominion and Paul D. Koonce (filed herewith).

10.19* —

Supplemental retirement agreement dated July 29, 2002 between Dominion Resources Services, Inc. and Edward J. Rivas (Exhibit 10.27, Form 10-K for the fiscal year ended December 31, 2002, File No. 1-2255, incorporated by reference).

12.1 —	Ratio of earnings to fixed charges (filed herewith).

12.2 —	Ratio of earnings to fixed charges and dividends (filed herewith).

21 —	Subsidiaries of the Registrant (filed herewith).

23.1 —	Consent of Deloitte & Touche LLP (filed herewith).

23.2 —	Consent of of Jackson & Kelly (filed herewith).

23.3 —	Consent of of McGuire Woods LLP (filed herewith).

31.1 —	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2 —	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3 —	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.4 —	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32 —	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officers and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

* Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed with the SEC:

1.	The Company filed a report on Form 8-K on December 4, 2003, relating to the sale of relating to the sale of $230,000,000 aggregate principal amount of the Company’s 2003 Series B 4.50% Senior Notes Due 2010 and $200,000,000 aggregate principal amount of the Company’s 2003 Series C5.25% Senior Notes Due 2015.

2.	The Company filed a report on Form 8-K on December 11, 2003, relating to the sale of $225,000,000 aggregate principal amount of the Company’s 4.10% Callable and Puttable Enhanced SecuritiesSM (“CAPESSM”) Due 2038.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Virginia Electric and Power Company

Richmond, Virginia

We have audited the consolidated financial statements of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Resources, Inc.) and subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 26, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph as to changes in accounting principles for: asset retirement obligations, contracts involved in energy trading, derivative contracts not held for trading purposes, derivative contracts with a price adjustment feature, the consolidation of variable interest entities, and guarantees in 2003; and derivative contracts and hedging activities in 2001); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company, listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/    DELOITTE & TOUCHE LLP

Richmond, Virginia

February 26, 2004

Virginia Electric and Power Company

Schedule II—Valuation and Qualifying Accounts

Column A		Column B	Column C			Column D		Column E
			Additions
Description		Balance at Beginning of Period	Charged to Expense		Charged to Other Accounts	Deductions		Balance at End of Period
		(millions)
Valuation and qualifying accounts which are deducted in the balance sheet from the assets to which they apply:
Allowance for doubtful accounts	2001	$16	$18		—	$11	(a)	$23
	2002	23	15		—	26	(a)	12
	2003	12	23		—	26	(a)	9

Valuation allowance for commodity contracts	2001	19	7	(b)	—	—		26
	2002	26	(2	)(b)	—	—		24
	2003	24	(22	)(b)	—	—		2
Liabilities for restructuring costs:
2000 Plan
Severance and related costs	2001	6	(1	)(b)	—	5	(c)	—
	2002	—	—		—	—		—
	2003	—	—		—	—		—
2001 Plan
Severance and related costs	2001	—	16		—	—		16
	2002	16	(7	)(b)	—	5	(c)	4
	2003	4	—		—	4	(c)	—

(a)	Represents net amounts charged-off as uncollectible.
(b)	Represents adjustments reflecting changes in estimates.
(c)	Represents payments of liabilities.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

By:	/s/ THOS. E. CAPPS
(Thos. E. Capps, Chairman of the Board of Directors)

Date: March 1, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March, 2004.

Signature	Title

/s/ THOS. E. CAPPS Thos. E. Capps	Chairman of the Board of Directors

/s/ THOMAS N. CHEWNING Thomas N. Chewning	Director

/s/ THOMAS F. FARRELL, II Thomas F. Farrell, II	Director

/s/ JAY L. JOHNSON Jay L. Johnson	President and Chief Executive Officer

/s/ PAUL D. KOONCE Paul D. Koonce	Chief Executive Officer—Energy

/s/ MARK F. MCGETTRICK Mark F. McGettrick	President and Chief Executive Officer—Generation

/s/ G. SCOTT HETZER G. Scott Hetzer	Senior Vice President and Treasurer (Principal Financial Officer)

/s/ STEVEN A. ROGERS Steven A. Rogers	Vice President (Principal Accounting Officer)