Form 10-Q
period 2004-03-31
VIRGINIA ELECTRIC & POWER CO
filed 2004-05-05
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

or

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

At April 30, 2004, the latest practicable date for determination, 177,932 shares of common stock, without par value, of the registrant were outstanding.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31,
	2004	2003
	(millions)
Operating Revenue	$1,301	$1,511
Operating Expenses
Electric fuel and energy purchases, net	395	361
Purchased electric capacity	146	161
Other purchased energy commodities	111	68
Other operations and maintenance	249	206
Depreciation and amortization	120	115
Other taxes	46	48
Total operating expenses	1,067	959
Income from operations	234	552
Other income	12	14
Interest and related charges:
Interest expense-junior subordinated notes payable to affiliated trust	8	-
Interest expense-other	60	67
Distributions-mandatorily redeemable trust preferred securities	-	7
Total interest and related charges	68	74
Income before income taxes	178	492
Income taxes	69	186
Income before cumulative effect of changes in accounting principles	109	306
Cumulative effect of changes in accounting principles (net of income taxes of $51)	-	84
Net Income	109	390
Preferred dividends	4	3
Balance available for common stock	$ 105	$ 387

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2004	December 31, 2003(1)
	(millions)
ASSETS
Current Assets
Cash and cash equivalents	$ 30	$ 46
Customer accounts receivable (net of allowance of $16 in 2004 and $9 in 2003)	1,545	1,581
Other accounts receivable	56	67
Receivables from affiliates	32	81
Inventories	380	496
Derivative assets	932	1,096
Other	144	163
Total current assets	3,119	3,530
Investments
Nuclear decommissioning trust funds	1,029	1,010
Other	25	39
Total investments	1,054	1,049
Property, Plant and Equipment
Property, plant and equipment	19,278	19,129
Accumulated depreciation and amortization	(7,498)	(7,391)
Total property, plant and equipment, net	11,780	11,738
Deferred Charges and Other Assets
Regulatory assets	453	438
Derivative assets	222	227
Other	324	334
Total deferred charges and other assets	999	999
Total assets	$16,952	$17,316

________________

(1) The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
	March 31, 2004	December 31, 2003(1)
	(millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Securities due within one year	$ 75	$ 325
Short-term debt	760	717
Accounts payable, trade	1,165	1,282
Payables to affiliates	144	138
Affiliated current borrowings	119	154
Accrued interest, payroll and taxes	348	202
Derivative liabilities	1,001	1,123
Other	221	284
Total current liabilities	3,833	4,225
Long-Term Debt
Long-term debt	3,755	3,742
Junior subordinated notes payable to affiliated trust	412	412
Notes payable-other affiliates	590	590
Total long-term debt	4,757	4,744
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,041	2,044
Asset retirement obligations	749	740
Derivative liabilities	411	393
Regulatory liabilities	377	374
Other	122	126
Total deferred credits and other liabilities	3,700	3,677
Total liabilities	12,290	12,646
Commitments and Contingencies (see Note 8)
Preferred Stock Not Subject to Mandatory Redemption	257	257
Common Shareholder's Equity
Common stock-no par value, 300,000 shares authorized; 177,932 shares outstanding	2,888	2,888
Other paid-in capital	38	38
Retained earnings	1,384	1,405
Accumulated other comprehensive income	95	82
Total common shareholder's equity	4,405	4,413
Total liabilities and shareholder's equity	$16,952	$17,316

_______________

(1) The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2004	2003
	(millions)
Operating Activities
Net Income	$ 109	$ 390
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of changes in accounting principles, net of income taxes	-	(84)
Depreciation and amortization	143	130
Deferred income taxes and investment tax credits, net	(19)	87
Deferred fuel expenses, net	(9)	(94)
Net unrealized (gains) losses on energy-related derivatives held for trading	80	(107)
Changes in:
Accounts receivable	48	(867)
Affiliated accounts receivables and payables	55	17
Inventories	116	129
Prepayments	22	19
Accounts payable, trade	(117)	1,006
Accrued interest, payroll and taxes	146	80
Other operating assets and liabilities	(29)	(40)
Net cash provided by operating activities	545	666
Investing Activities
Plant construction and other property additions	(147)	(199)
Nuclear fuel	(26)	(28)
Purchases of securities	(27)	(48)
Proceeds from sales of securities	17	48
Other	1	(9)
Net cash used in investing activities	(182)	(236)
Financing Activities
Issuance (repayment) of short-term debt, net	43	(400)
Repayment of affiliated current borrowings, net	(35)	(100)
Issuance of long-term debt	-	400
Repayment of long-term debt	(256)	(12)
Common stock dividend payments	(126)	(125)
Other	(5)	(8)
Net cash used in financing activities	(379)	(245)
Increase (decrease) in cash and cash equivalents	(16)	185
Cash and cash equivalents at beginning of period	46	132
Cash and cash equivalents at end of period	$ 30	$ 317

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

The "Company" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one of Virginia Electric and Power Company's consolidated subsidiaries or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries.

The Company manages its daily operations through three primary operating segments: Generation, Energy and Delivery. In addition, the Company reports its corporate and other functions as a segment.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of the Company's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2004 and its results of operations and cash flows for the three months ended March 31, 2004 and 2003.

The Company makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

The Consolidated Financial Statements represent the Company's accounts after the elimination of intercompany transactions.

The Company reports certain contracts and instruments at fair value in accordance with generally accepted accounting principles. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, the Company estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for more discussion of the Company's estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales and other factors.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Certain amounts in the 2003 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

Note 3. Recently Adopted Accounting Standards

2004

FIN 46R

The Company adopted FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) for its interests in variable interest entities (VIEs) that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on the Company's results of operations or financial position relating to this adoption.

As described in Note 20 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company is a party to long-term contracts for purchases of electric generation capacity and energy from other utilities, qualifying facilities and independent power producers. Certain variable pricing mechanisms in some of these contracts cause them to be considered potential variable interests that require evaluation under the provisions of FIN 46R. If a power generator that holds one of these specific types of contracts is determined to be a VIE and the Company is determined to be the primary beneficiary, the Company would be required to consolidate the entity in its financial statements. Consolidation of one of these potential VIEs would primarily result in the addition of property, plant and equipment, long-term debt and minority interest to the Company's balance sheet. The impact on the Company's consolidated results of operations would be that purchased energy and capacity expenses attributable to the long-term contract with the VIE would be replaced by the VIE's operations, maintenance and interest expense, with the VIE's results of operations being reported as income attributable to a minority interest. Long-term debt of these potential VIEs, even if consolidated, would be nonrecourse to the Company.

As a result of these contracts, the Company has identified significant variable interests in ten potential VIEs. Since these entities were established and are legally owned by parties not affiliated with the Company, the Company has submitted requests to these potential VIEs for the information necessary to perform the required assessments. The Company has recently received some, but not all, of the requested information from one of the potential VIE supplier entities, which owns and manages a 180 Mw cogeneration facility in North Carolina. Furthermore, the potential VIE supplier entity has indicated that it does not intend to provide quarterly financial information. The Company is in the process of evaluating, but has not yet concluded whether this supplier entity is a VIE or, if it is a VIE, whether the Company would be the primary beneficiary under FIN 46R. If the Company were to determine that it is required to consolidate this entity, the Company's balance sheet would increase by the amounts presented below, which are based on the unaudited financial statements provided by the supplier entity for the year ended December 31, 2003:

(millions)
Current assets	$ 9	Current liabilities	$ 6
Property, plant and equipment, net	51	Long-term debt	62
Other long-term assets	9	Other long-term liabilities	3
		Minority interest	(2)
Total assets	$69	Total liabilities and shareholders' equity	$69

Because the requested information has not been provided by the other nine potential VIEs, the Company is unable to apply FIN 46R to its interests in those entities. The Company will continue its efforts to obtain the information and, if it is received in the future, will evaluate these contracts under the provisions of FIN 46R at that time.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company has remaining purchase commitments under contracts with these ten potential VIEs of $4.7 billion at March 31, 2004. The Company purchased $174 million and $184 million of electric generation capacity and energy from these entities in the quarters ended March 31, 2004 and 2003, respectively. The Company's exposure to losses from its involvement with these entities cannot be determined since losses, if any, would be represented by either: 1) the difference between (a) the amount payable by the Company for energy and capacity under the long-term contract and (b) amounts recoverable through regulated electric sales or wholesale market transactions; or 2) if the potential VIE supplier fails to perform, any amount paid by the Company to obtain replacement energy and capacity in excess of the amounts otherwise payable under the long-term contract with the potential VIE supplier entity.

As described more fully in Note 3 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company adopted FIN 46R for its interests in special purpose entities on December 31, 2003.

2003

SFAS No. 143

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Upon adoption, the Company recognized a $139 million after-tax gain as the cumulative effect of this change in accounting principle.

EITF 02-3

On January 1, 2003, the Company adopted Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, that rescinded EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The implementation of EITF 02-3 resulted in the discontinuance of fair value accounting for non-derivative energy-related contracts held for trading purposes. Upon adoption, the Company recognized an after-tax loss of $55 million as the cumulative effect of this change in accounting principle.

Note 4. Operating Revenue

The Company's operating revenue consists of the following:

	Three Months Ended March 31,
	2004	2003
	(millions)
Regulated electric sales	$1,289	$1,248
Other(1)	12	263
Total operating revenue	$1,301	$1,511

_______________

(1) Includes non-regulated electric sales, non-regulated gas sales and other revenue.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5. Comprehensive Income

The following table presents total comprehensive income:
	Three Months Ended March 31,
	2004	2003
	(millions)
Net income	$109	$390
Other comprehensive income (loss):
Net other comprehensive income associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	8	5
Other(1)	5	(23)
Other comprehensive income (loss)	13	(18)
Total comprehensive income	$122	$372

________________

(1) Represents primarily unrealized gains and unrealized losses on investments held in decommissioning trusts.

Note 6. Hedge Accounting Activities

The Company is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products marketed and purchased as well as the currency exchange and financial market risks of its business operations. The Company uses derivative instruments to mitigate its exposure to these risks and designates derivative instruments as fair value or cash flow hedges for accounting purposes. The Company recognized less than $1 million of hedge ineffectiveness during the three months ended March 31, 2004 and recognized no hedge ineffectiveness during the three months ended March 31, 2003.

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income in the Consolidated Balance Sheet at March 31, 2004:

	Accumulated Other Comprehensive Income After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months	Maximum Term
	(millions)
Commodities-Gas	$ 2	$2	10 months
Interest rate	1	-	139 months
Foreign currency	26	4	44 months
Total	$29	$6

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7. Significant Financing Transactions

Joint Credit Facilities and Short-term Debt

Dominion, Consolidated Natural Gas Company (CNG) and the Company entered into two joint credit facilities in May 2003 and 2002 that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2004 and a $750 million three-year revolving credit facility that terminates in May 2005. These joint credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company, and for other general corporate purposes. The three-year facility can also be used to support up to $200 million of letters of credit. The Company expects to renew the 364-day revolving credit facility prior to its maturity in May 2004.

At March 31, 2004, total outstanding commercial paper supported by the joint credit facilities was $1.53 billion, of which the Company's borrowings were $760 million. At March 31, 2004, total outstanding letters of credit supported by the three-year facility were $148 million, of which $75 million was issued on behalf of an unregulated subsidiary of the Company and $73 million was issued on behalf of other Dominion subsidiaries. At March 31, 2004, capacity available under the two credit facilities was $322 million.

Long-term Debt

In the first quarter of 2004, the Company repaid $250 million of its 8% mortgage bonds due March 1, 2004.

Note 8. Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies as disclosed in Note 20 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, nor have any significant new matters arisen during the first quarter of 2004.

Litigation

The Company and Dominion Telecom, Inc. (Dominion Telecom) are defendants in a class action lawsuit pending in the U.S. District Court in Richmond, Virginia. The plaintiffs claim that the Company and Dominion Telecom strung fiber-optic cable across their land, along an electric transmission corridor without paying compensation. The plaintiffs are seeking damages for trespass and "unjust enrichment," as well as punitive damages from the defendants. In April 2004, the parties entered into a settlement agreement that is subject to approval by the court in formal proceedings. Under the terms of the settlement, a fund of $20 million will be established by defendants to pay claims of current and former landowners as well as fees of lawyers for the class. Costs of notice to the class and administration of claims will be borne separately by defendants. The settlement agreement resulted in an after-tax charge of $7 million in the first quarter of 2004.

Environmental Matters

In March 2004, the State of North Carolina filed a petition under Section 126 of the Clean Air Act seeking Environmental Protection Agency (EPA) to impose additional nitrogen oxide (NOx) and sulfur dioxide (SO2) reductions from electrical generating units in thirteen states, claiming emissions from the electrical generating units in those states are contributing to air quality problems in North Carolina. The Company has electrical generating units in two of the states. The issues raised by North Carolina are already being addressed by the EPA in current regulatory initiatives. The EPA has 60 days to respond to the petition. Provisions of the Clean Air Act also allow up to a six-month extension. Given the highly uncertain outcome and timing of future action, if any, by the EPA on this issue, the Company cannot predict the financial impact on its operations at this time.

Surety Bonds

At March 31, 2004, the Company had issued $10 million of surety bonds. Under the terms of the surety bonds, the Company is obligated to indemnify the respective surety bond company for any amounts paid.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9. Credit Risk

The Company's exposure to credit risk is concentrated primarily within its energy trading and risk management activities, as the Company transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At March 31, 2004, gross credit exposure related to these transactions totaled $491 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, the Company's credit exposure is reduced to $486 million. Of this amount, investment grade counterparties represent 92% and no single counterparty exceeded 15%.

As of March 31, 2004 and December 31, 2003, the Company had margin deposit assets (reported in other current assets) of $39 million and $41 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $6 million and $1 million, respectively.

Note 10. Related Party Transactions

The Company engages in related party transactions primarily with other Dominion subsidiaries. The Company's accounts receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. The significant related party transactions are disclosed below.

Transactions with Other Dominion Subsidiaries

The Company, through an unregulated subsidiary, transacts with other Dominion affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Through the same unregulated subsidiary, the Company is involved in facilitating Dominion's enterprise risk management. In connection with this role, the Company's unregulated subsidiary enters into certain commodity derivative contracts with other Dominion affiliates. These contracts, which are principally comprised of commodity swaps, are used by Dominion affiliates to manage commodity price risks associated with purchases and sales of natural gas. As part of Dominion's enterprise risk management, the Company generally manages such risk exposures by entering into offsetting derivative instruments with non-affiliates. The Company reports both affiliated and non-affiliated derivative instruments at fair value, with related changes included in earnings.

The affiliated transactions are presented below:
	Three Months Ended March 31,
	2004	2003
	(millions)

Purchases of natural gas, gas transportation and storage services from affiliates	$352	$123
Sales of natural gas to affiliates	178	144
Sales of electricity to affiliates	-	2
Net realized losses on affiliate commodity derivative contracts	4	5

The Company's Consolidated Balance Sheets included derivative assets of $92 million and $86 million with Dominion affiliates at March 31, 2004 and December 31, 2003, respectively, and derivative liabilities of $37 million and $65 million with Dominion affiliates at March 31, 2004 and December 31, 2003, respectively.

Dominion Resources Services, Inc. provided accounting, legal and certain administrative and technical services to the Company, which totaled $70 million and $72 million in the first quarters of 2004 and 2003, respectively. The Company provided certain services to affiliates, including charges for facilities and equipment usage, which totaled $5 million and $6 million in the first quarters of 2004 and 2003, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company is leasing a power generation facility at its Possum Point station from another Dominion subsidiary. As a result of adopting FIN 46R on December 31, 2003 for its interests in special purpose entities, the Company includes this special purpose lessor entity in its Consolidated Financial Statements. The interest expense associated with the special purpose lessor entity's debt in the first quarter of 2004 was not material.

Transactions with Dominion

At March 31, 2004 and December 31, 2003, the Company and its subsidiaries had borrowed funds from Dominion under a short-term demand note ($119 million and $154 million, respectively) and a long-term note ($220 million for both periods). Interest charges on these borrowings incurred by the Company in the first quarters of 2004 and 2003 were not material.

Transactions with Other Related Parties

An unregulated subsidiary of the Company, at its sole discretion, has provided at March 31, 2004 and December 31, 2003, $9 million and $8 million, respectively, of cash collateral to third parties on behalf of several of its natural gas supply customers. For this and other financial support services, the unregulated subsidiary receives fees and has a security interest in the customers' assets. The arrangements terminate at various dates beginning in 2005 through 2007, subject to periodic renewal thereafter unless terminated by either party.

Upon adoption of FIN 46R for its interests in special purpose entities on December 31, 2003, the Company ceased consolidating Virginia Power Capital Trust II, a finance subsidiary of the Company. The junior subordinated notes issued by the Company and held by the trust are reported as long-term debt. The Company reported $8 million of interest expense on the junior subordinated notes in the first quarter of 2004 and reported $7 million of distributions of subsidiary trust in the first quarter of 2003.

Note 11. Operating Segments

The Company is organized primarily on the basis of products and services sold in the United States. The majority of the Company's revenue is provided through bundled rate tariffs. Generally, such revenue is allocated for management reporting based on prior cost-of-service studies among the three operating segments:

Generation includes the Company's portfolio of electric generating facilities, power purchase contracts and marketing of its excess generation resources not needed to serve utility customers.

Energy includes the Company's electric transmission operations and its energy trading and risk management activities (clearinghouse). The electric transmission operations are subject to cost-of-service rate regulation.

Delivery includes the Company's electric distribution systems and customer service operations. The Delivery segment is subject to cost-of-service rate regulation.

In addition, the Company reports corporate and other functions as a segment. The contribution to net income by the Company's primary operating segments is determined based on a measure of profit that executive management believes to be representative of the segments' core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment's performance or allocating resources among the segments. These specific items are instead reported in the Corporate and Other segment.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
	Generation	Energy	Delivery	Corporate and Other	Consolidated Total
	(millions)
Three Months Ended March 31, 2004
Operating revenue	$981	$ 38	$280	$ 2	$1,301
Net income (loss)	108	(70)	68	3	109

Three Months Ended March 31, 2003
Operating revenue	$931	$299	$279	$ 2	$1,511
Net income	105	138	68	79	390

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of Virginia Electric and Power Company. MD&A should be read in conjunction with the Consolidated Financial Statements. The "Company" is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one of Virginia Electric and Power Company's consolidated subsidiaries or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries. The Company is a wholly-owned subsidiary of Dominion.

Contents of MD&A

The MD&A consists of the following information:

  Forward-Looking Statements
  Accounting Matters
  Results of Operations
  Segment Results of Operations
  Selected Information-Energy Trading Activities
  Sources and Uses of Cash
  Future Issues and Other Matters
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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2004, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: derivative contracts at fair value; long-lived asset impairment testing; asset retirement obligations; and regulated operations.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

FIN 46R

The Company adopted FIN 46R for its interests in VIEs that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on the Company's results of operations or financial position relating to this adoption. See Note 3 to the Consolidated Financial Statements for further discussion.

Results of Operations

Presented below is a summary of contributions by the Company's operating segments to its net income:

	Three Months Ended March 31,
	2004	2003
	(millions)
Generation	$108	$105
Energy	(70)	138
Delivery	68	68
Corporate and Other	3	79
Consolidated net income	$109	$390

Overview

Net income decreased 72% to $109 million, as compared to the first quarter of 2003, primarily reflecting:

  A decrease in the contribution from energy trading and risk management activities, resulting primarily from unfavorable price changes on derivative contracts, including comparatively lower price volatility on natural gas option positions, and the transfer of certain wholesale electric contracts to another Dominion subsidiary in October 2003; and

  A $12 million ($7 million after-tax) charge related to an agreement to settle a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

These decreases were partially offset by a $16 million ($10 million after-tax) benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities in 2003 and reported in Corporate and Other segment.

The decrease in net income also reflected the net benefit of certain items recognized in 2003 that did not recur in 2004. These items were reported in Corporate and Other segment and included:

  An $84 million net after-tax gain, representing the cumulative effect of changes in accounting principles, resulting from the adoption of two new accounting standards on January 1, 2003:

  SFAS No. 143-$139 million after-tax gain; and

  EITF 02-3-$55 million after-tax loss.

  Severance costs associated with workforce reductions of $8 million ($5 million after-tax).

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations

Presented below are selected amounts related to the Company's results of operations:
	Three Months Ended March 31,
	2004	2003
	(millions)
Operating Revenue
Regulated electric sales	$1,289	$1,248
Other	12	263
Operating Expenses
Electric fuel and energy purchases, net	395	361
Purchased electric capacity	146	161
Other purchased energy commodities	111	68
Other operations and maintenance	249	206
Depreciation and amortization	120	115
Other taxes	46	48
Other income	12	14
Interest and related charges	68	74
Income tax expense	69	186
Cumulative effect of changes in accounting principles (net of income taxes)	-	84

An analysis of the Company's results of operations for the first quarter of 2004 compared to the first quarter of 2003 follows:

Operating Revenue

Regulated electric sales revenue increased 3% to $1.3 billion, primarily reflecting:

  A $12 million increase representing customer growth associated with new customer connections; and

  A $55 million increase resulting from fuel rate recoveries. This increase in fuel rate recoveries was generally offset by a comparable increase in fuel expense and did not materially affect net income.

These increases were partially offset by a $19 million decrease associated with comparably milder weather.

Other revenue decreased 95% to $12 million, primarily reflecting lower margins in non-regulated electric and gas sales revenue from energy trading and risk management activities, resulting primarily from unfavorable price changes on derivative contracts, including comparatively lower price volatility on natural gas option positions, partially offset by a $54 million increase in coal sales revenue.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Expenses and Other Items

Electric fuel and energy purchases, net increased 9% to $395 million, reflecting a $55 million increase in the cost of fuel and energy purchases recovered through fuel rates, partially offset by a $21 million decrease in costs, including a $9 million decrease associated with the transfer of certain wholesale electric contracts to another Dominion subsidiary in October 2003.

Purchased electric capacity expense decreased 9% to $146 million, primarily resulting from the termination of a long-term power purchase contract in connection with the purchase of the related generating facility in November 2003.

Other purchased energy commodities increased 63% to $111 million, primarily reflecting a $79 million increase in the cost of coal purchased for resale, partially offset by a $27 million decrease in the cost of oil sales.

Other operations and maintenance expense rose 21% to $249 million, primarily reflecting:

  The impact of lower mark-to-market gains in 2004 due to the transfer of certain electric wholesale contracts to another Dominion subsidiary in October 2003; and

  A $12 million charge related to an agreement to settle a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

These increases were partially offset by:

  A $16 million benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities in 2003;

  A $7 million decrease in expenses due to fewer nuclear refueling outages; and

  An $8 million decrease in expenses due to severance costs associated with workforce reductions recognized in 2003 that did not recur in 2004.

Depreciation and amortization expense increased 4% to $120 million, primarily due to incremental expense resulting from property additions, including the consolidation of a special purpose lessor entity as a result of adopting FIN 46R at December 31, 2003.

Income taxes-The Company's effective tax rate increased 1.1% to 38.8% for the first quarter of 2004. The increase primarily resulted from an increase in state income taxes.

Cumulative effect of changes in accounting principles-On January 1, 2003, the Company adopted two new accounting standards, resulting in a net after-tax gain of $84 million, which included:

  SFAS No. 143-$139 million after-tax gain; and

  EITF 02-3-$55 million after-tax loss.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Segment Results of Operations

Generation Segment

The Generation segment includes the Company's electric generation operations and energy marketing activities.

	Three Months Ended March 31,
	2004	2003
	(millions)
Net income contribution	$108	$105
Electricity supplied (million mwhrs)	20	20

_______________

mwhrs = megawatt hours

Presented below are the key factors impacting the Generation segment's operating results:
First Quarter 2004 vs. 2003
Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(8)
Customer growth	5
Capacity expenses	7
Utility outages	4
Depreciation and amortization expense	(5)
Change in net income contribution	$3

The Generation segment's net income contribution increased $3 million, as compared to the first quarter of 2003, primarily reflecting the following:

  A decrease in regulated electric sales due to comparably milder weather;

  Customer growth in the electric franchise service area, primarily reflecting an increase in new residential customers;

  Reduced purchased power capacity expenses, primarily due to the termination of a long-term power purchase contract in connection with the purchase of the related generating facility in November 2003;

  Decreased nuclear expenses, due to fewer refueling outage days at the Company's nuclear generating units; and

  Increased depreciation and amortization expenses, reflecting property additions, including the consolidation of a special purpose lessor entity upon the adoption of FIN 46R at December 31, 2003.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Energy Segment

The Energy segment includes the Company's electric transmission business and its clearinghouse (energy trading and risk management activities) operations:

	Three Months Ended March 31,
	2004	2003
	(millions)
Net income contribution	$(70)	$138

Presented below are the key factors impacting the Energy segment's operating results:

First Quarter 2004 vs. 2003
Increase (Decrease)
(millions)
Energy trading and risk management activities	$(204)
Electric transmission margins	(5)
Other	1
Change in net income contribution	$(208)

The Energy segment's net income decreased $208 million, as compared to the first quarter of 2003, primarily reflecting the following:

  A decrease in the contribution from energy trading and risk management activities, resulting primarily from unfavorable price changes on derivative contracts, including comparatively lower price volatility on natural gas option positions, and the transfer of certain wholesale electric contracts to another Dominion subsidiary in October 2003. These wholesale electric contracts are not supplied from the Company's own generation resources and involve marketing and trading activities outside of its service territory; and

  A decrease in electric transmission margins, primarily due to lower wheeling revenue.

Delivery Segment

The Delivery segment includes the Company's electric distribution and customer service operations.

	Three Months Ended March 31,
	2004	2003
	(millions)
Net income contribution	$68	$68
Electricity delivered to utility customers (million mwhrs)	20	20

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below are the key factors impacting Delivery's operating results:

First Quarter 2004 vs. 2003
Increase (Decrease)
(millions)
Customer growth	$ 2
Weather	(4)
Other	2
Change in net income contribution	$-

The Delivery segment's net income was substantially unchanged, as compared to the first quarter of 2003, primarily reflecting the following:

  An increase in regulated electric sales due to customer growth in the electric franchise service area, primarily reflecting new residential customers;

  A decrease in regulated electric sales due to comparably milder weather; and

  A decrease in salaries, wages and benefit costs, primarily reflecting the impact of a workforce reduction program and overall attrition in 2003.

Corporate and Other

Corporate and Other includes the Company's corporate and other functions. Presented below are Corporate and Other's operating results:

	Three Months Ended March 31,
	2004	2003
	(millions)
Cumulative effect of changes in accounting principles	$-	$84
Specific items attributable to operating segments	3	(5)
Total net income	$3	$79

The Company reported in the Corporate and Other segment the following items attributable to its operating segments:

First Quarter 2004

Other operations and maintenance expense:

  $16 million ($10 million after-tax) benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities in 2003 (Delivery); partially offset by

  A $12 million ($7 million after-tax) charge related to an agreement to settle a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor (Energy).

First Quarter 2003

  Cumulative effect of changes in accounting principles-$84 million net after-tax gain resulting from the adoption of two new accounting standards, as described in Note 3 to the Consolidated Financial Statements, including:

  SFAS No. 143-a $139 million after-tax gain ($140 million after-tax gain-Generation and $1 million after-tax loss-Delivery); and

  EITF 02-3-a $55 million after-tax loss (Energy).

  Other operations and maintenance expense-$8 million ($5 million after-tax) of severance costs for workforce reductions ($3 million-Generation and $5 million-Delivery).

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Selected Information-Energy Trading Activities

See Selected Information-Energy Trading Activities in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a detailed discussion of the energy trading and risk management activities and related accounting policies. For additional discussion of the Company's trading activities, see Market Rate Sensitive Instruments and Risk Management in Item 3.

During 2003 and prior periods, the Company's clearinghouse operations also included contracts for purchases and sales of electricity. In 2004, in connection with Dominion's plan to conduct its non-utility wholesale electric marketing and trading activities through another Dominion subsidiary, the Company assigned to that affiliate certain wholesale electric contracts that are not supplied from its own generation resources and involve activities outside of its service territory. The Company will continue to market its generation resources not needed to serve utility customers but will do so as part of its management of utility system resources in the Generation segment rather than through its clearinghouse operations.

A summary of the changes in the unrealized gains and losses recognized for the Company's energy-related derivative instruments held for trading purposes follows:

Three Months Ended March 31, 2004
(millions)
Net unrealized gain at December 31, 2003	$ (45)
Contracts realized or otherwise settled during the period	56
Net unrealized gain at inception of contracts initiated during the period	-
Other changes in fair value	(136)
Changes in valuation techniques	-
Net unrealized loss at March 31, 2004	$(125)

The balance of net unrealized gains and losses recognized for the Company's energy-related derivative instruments held for trading purposes at March 31, 2004 is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
					In Excess
	Less Than	1-2	2-3	3-5	of 5
	1 Year	Years	Years	Years	Years	Total
	(millions)
Source of Fair Value:
Actively quoted(1)	$(94)	$(12)	$ 5	-	-	$(101)
Other external sources(2)	-	(18)	(6)	-	-	(24)
Models and other valuation methods(3)	-	-	-	-	-	-
Total	$(94)	$(30)	$(1)	-	-	$(125)

_________________

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Sources and Uses of Cash

The Company depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operating activities are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of securities and additional long-term debt financings.

Cash Provided By Operations

As presented on the Company's Consolidated Statements of Cash Flows, net cash flows from operating activities were $545 million and $666 million during the first quarters of 2004 and 2003, respectively. Management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow current dividends payable to Dominion.

The Company's operations are subject to risks and uncertainties that may negatively impact cash flows from operations. See the discussion of such factors in Cash Provided by Operations in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Cash Used In Investing Activities

During the first quarter of 2004, investing activities resulted in a net cash outflow of $182 million. Significant investing activities included $147 million for the construction and expansion of generation facilities, consisting of environmental upgrades and construction and improvements of electric transmission and distribution assets, and $26 million for nuclear fuel expenditures.

Generation-related projects totaled approximately $47 million and included environmental upgrades and routine capital improvements. The Company spent approximately $28 million on transmission-related projects and $68 million on distribution-related projects, reflecting routine capital improvements and expenditures associated with new connections. Other general and information technology projects totaled $4 million.

Investing activities for the first quarter of 2004 also included $27 million for purchases of securities and $17 million from sales of securities related to investments held in the Company's nuclear decommissioning trusts.

Cash Used In Financing Activities

The Company relies on access to bank and capital markets as a significant source of funding for capital requirements not satisfied by the cash provided by the Company's operations. As discussed in Credit Ratings below, the Company's ability to borrow funds or issue securities and the return demanded by investors are affected by the Company's credit ratings. In addition, the raising of external capital is subject to certain regulatory approvals, including authorization by the Virginia State Corporation Commission (Virginia Commission).

As presented on the Company's Consolidated Statements of Cash Flows, net cash flows used in financing activities were $379 million for the first quarter of 2004.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Joint Credit Facilities and Short-term Debt

The Company's financial policy precludes issuing commercial paper in excess of its supporting lines of credit. Dominion, CNG and the Company entered into two joint credit facilities in May 2003 and 2002 that allow aggregate borrowings of up to $2 billion. The facilities include a $1.25 billion 364-day revolving credit facility that terminates in May 2004 and a $750 million three-year revolving credit facility that terminates in May 2005. These joint credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company, and for other general corporate purposes. The three-year facility can also be used to support up to $200 million of letters of credit. The Company expects to renew the 364-day revolving credit facility prior to its maturity in May 2004.

At March 31, 2004, total outstanding commercial paper supported by the joint credit facilities was $1.53 billion, of which the Company's borrowings were $760 million. Commercial paper borrowings are used primarily to fund working capital requirements and may vary significantly during the course of the period, depending upon the timing and amount of cash requirements not satisfied by cash provided by operations.

At March 31, 2004, total outstanding letters of credit supported by the three-year facility were $148 million, of which $75 million was issued on behalf of an unregulated subsidiary of the Company and $73 million was issued on behalf of other Dominion subsidiaries.

The capacity available under the two credit facilities was $322 million at March 31, 2004.

Borrowings from Parent

At March 31, 2004, the Company and its subsidiaries had borrowed funds from Dominion totaling $119 million under a short-term demand note and $220 million under a long-term note. During the first quarter of 2004, certain unregulated subsidiaries of the Company repaid $35 million, net of borrowings, to Dominion pursuant to the short-term demand note. Interest charges incurred by the Company related to these borrowings were not material.

Long-term Debt

In the first quarter of 2004, the Company repaid $250 million of its 8% mortgage bonds due March 1, 2004.

Amounts Available under Shelf Registrations

At March 31, 2004, the Company had $670 million of available capacity under currently effective shelf registrations with the SEC that would permit the Company to issue debt and preferred securities to meet future capital requirements.

Credit Ratings

In Credit Ratings of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company discussed the use of capital markets by the Company, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2004, there have been no changes in the Company's credit ratings.

Debt Covenants

In Debt Covenants of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company discussed various covenants present in the enabling agreements underlying the Company's debt. As of March 31, 2004, there have been no changes to nor events of default under the Company's debt covenants.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Credit Risk

The Company's exposure to potential concentrations of credit risk results primarily from its energy trading and risk management activities. Presented below is a summary of the Company's gross and net credit exposure as of March 31, 2004 for these activities. The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$202	$5	$197
Non-investment grade(2)	2	-	2
No external ratings:
Internally rated-investment grade(3)	248	-	248
Internally rated-non-investment grade(4)	39	-	39
Total	$491	$5	$486

_________________

(1) Designations as investment grade are based on minimum credit ratings assigned by Moody's and Standard & Poor's. The five largest counterparty exposures, combined, for this category, represented approximately 14% of the total gross credit exposure.

(2) The five largest counterparty exposures, combined, represented less than 1% of the total gross credit exposure for this category.

(3) The five largest counterparty exposures, combined, for this category, represented approximately 36% of the total gross credit exposure.

(4) The five largest counterparty exposures, combined, for this category, represented approximately 6% of the total gross credit exposure.

Future Cash Payments for Contractual Obligations

As of March 31, 2004, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Status of Electric Deregulation in Virginia

In April 2004, the Governor of Virginia signed into law amendments to the Virginia Electric Utility Restructuring Act (Virginia Restructuring Act) and the Virginia fuel factor statute. The amendments extend capped base rates by three and one-half years, to December 31, 2010, unless modified or terminated earlier under the Virginia Restructuring Act. In addition to extending capped rates, the amendments:

  Lock in the Company's fuel factor provisions until the earlier of July 1, 2007 or the termination of capped rates;

  Provide for a one-time adjustment of the Company's fuel factor, effective July 1, 2007 through December 31, 2010 (unless capped rates are terminated earlier under the Virginia Restructuring Act), with no adjustment for previously incurred over-recovery or under-recovery, and thus eliminates deferred fuel accounting for the Virginia jurisdiction; and

  End wires charges on the earlier of July 1, 2007 or the termination of capped rates, consistent with the Virginia Restructuring Act's original timetable.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company may experience a positive economic impact to the extent that management can reduce its fuel factor-related costs for its electric utility generation-related operations. Conversely, the risk of fuel factor-related cost recovery shortfalls may also adversely impact its cost structure during the transition period, and the Company could realize the negative economic impact of any such adverse event. The Company will recognize an estimated $23 million after-tax charge during the second quarter of 2004 for 2004 fuel expenses incurred through April 14, 2004 that are no longer recoverable under the new law. In addition to managing the cost of its generation-related operations, the Company may also seek opportunities to sell available electric energy and capacity to customers beyond its electric utility service territory.

The Virginia Restructuring Act amendments also allow large commercial and industrial customers, and aggregated customers in all rates classes, to avoid paying wires charges by agreeing to purchase energy at market-based costs if they return to the utility after taking service from a competitive service provider. The wires charge exemption program is limited to 1,000 Mw of load in the first 18 months of the program, and thereafter as set by the Virginia Commission. In addition, customers purchasing energy from competitive service providers may avoid minimum stay obligations by agreeing to purchase energy at market-based costs if they return to the utility. These provisions are subject to the utility having become a member of a regional transmission organization after Virginia Commission approval.

Retail Access Pilot Programs

In April 2004, the Company filed proposed modifications to its retail access pilot programs. The Company proposed to further reduce the wires charge offered to pilot participants. For 2004, the proposed reduction is equal to the participant's 2004 wires charges. In subsequent years, the proposed wires charge reductions will be equal to the lower of the 2004 wires charge or the current year's wires charge. The Company also proposed other modifications that are intended to make the pilots more attractive to competitive service providers. The pilots are expected to proceed later in 2004, pending Virginia Commission approval of the proposed modifications.

Also in April 2004, in conjunction with its proposed pilot modifications, the Company sought Federal Energy Regulatory Commission (FERC) approval for the Company to provide optional backup supply service to competitive service providers supplying participants in the pilot programs in Virginia. The filing is intended to address competitive service providers' concerns with the availability of transmission capacity to move energy into Virginia. The backup supply service would allow competitive service providers to continue to serve their customers in the Company's service area in Virginia during periods of supply interruption. This is a proposed interim solution until the Company is integrated into PJM Interconnection, LLC (PJM).

North Carolina Base Rates

In January 2004, the North Carolina Public Staff requested that the North Carolina Utilities Commission (North Carolina Commission) institute an investigation into the Company's North Carolina base rates and sought a decrease in base rates. In April 2004, the North Carolina Commission instituted an investigation and ordered the Company to file a general rate case by July 16, 2004. The Company believes its rates are reasonable; however, the Company cannot predict the outcome of this matter at this time.

Regional Transmission Organization (RTO)

As previously reported, the Company and PJM entered into an agreement that provides, subject to regulatory approval and certain provisions, the Company will become a member of PJM, transfer functional control of its electric transmission facilities to PJM for inclusion in a new PJM South Region and integrate its control area into the PJM energy markets. The agreement also allocates costs of implementation of the agreement among the parties.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In June 2003, the Company made a filing as required by the Virginia Restructuring Act requesting authorization from the Virginia Commission to become a member of PJM on November 1, 2004. Hearings on the Company's application are scheduled to begin in October 2004. In April 2004, the Company filed an application to join PJM with the North Carolina Commission and intends to file an application with FERC in May 2004.

The Company has incurred and will continue to incur integration and operating costs associated with joining an RTO. The Company has deferred certain of these costs for future recovery and will be seeking regulatory approval to defer the balance of such costs.

Restructuring of Contract with Non-Utility Generating Facility

In March 2004, the Company reached an agreement, pending regulatory approvals, to terminate a long-term power purchase contract and purchase the related generating facility used by a non-utility generator to provide electricity to the Company for an aggregate purchase price of approximately $174 million. The Company does not anticipate a material impact on its results of operations upon closing of the transaction, which is expected to occur in the third quarter of 2004. The transaction is part of an ongoing program that seeks to achieve competitive cost structures at the Company's power generating business.

Risk Factors and Cautionary Statements That May Affect Future Results

Factors that may cause actual results to differ materially from those indicated in any forward-looking statement include weather conditions; governmental regulations; cost of environmental compliance; inherent risk in the operation of nuclear facilities; fluctuations in energy-related commodities prices and the effect these could have on the Company's earnings, liquidity position and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including price risk due to marketable securities held as investments in trusts and benefit plans; fluctuations in interest rates; changes in rating agency requirements and ratings; changes in accounting standards; collective bargaining agreements and labor negotiations; the risks of operating businesses in regulated industries that are becoming deregulated; the transfer of control over electric transmission facilities to a regional transmission organization; and political and economic conditions (including inflation and deflation). Other more specific risk factors are as follows:

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

The Company is subject to complex governmental regulation that could adversely affect its operations. The Company's operations are subject to extensive federal, state and local regulation and may require numerous permits, approvals and certificates from various governmental agencies. The Company must also comply with environmental legislation and associated regulations. Management believes the necessary approvals have been obtained for the Company's existing operations and that its business is conducted in accordance with applicable laws. However, new laws or regulations, or the revision or reinterpretation of existing laws or regulations, may require the Company to incur additional expenses.

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

The Company is exposed to cost-recovery shortfalls because of capped base rates and amendments to the fuel factor statute in effect in Virginia for its regulated electric utility. Under the Virginia Restructuring Act, as amended in April 2004, the Company's base rates (excluding, generally, a fuel factor with limited adjustment provisions, and certain other allowable adjustments) remain unchanged until December 31, 2010 unless modified or terminated consistent with the Virginia Restructuring Act. Although the Virginia Restructuring Act allows for the recovery of certain generation-related costs during the capped rates period, the Company remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, tax law changes, costs related to hurricanes or other weather events, inflation and increased capital costs. In addition, under the 2004 amendments to the Virginia fuel factor statute, the Company's current Virginia fuel factor provisions are locked-in until the earlier of July 1, 2007 or the termination of capped rates through Virginia Commission order. The amendments provide for a one-time adjustment of the Company's fuel factor, effective July 1, 2007 through December 31, 2010, with no adjustment for previously incurred over-recovery or under-recovery of fuel costs, and thus eliminate deferred fuel accounting. As a result, the Company is exposed to fuel price risk. This risk includes exposure to increased costs of fuel, including the energy portion of certain purchased power costs. See Future Issues and Other Matters-Status of Deregulation in Virginia in MD&A for additional information.

Under the Virginia Restructuring Act, the generation portion of the Company's electric utility operations is open to competition and resulting uncertainty. Under the Virginia Restructuring Act, the generation portion of the Company's electric utility operations in Virginia is open to competition and is no longer subject to cost-based regulation. To date, the competitive market has been slow to develop. Consequently, it is difficult to predict the pace at which the competitive environment will evolve and the extent to which the Company will face increased competition and be able to operate profitably within this competitive environment

There are inherent risks in the operation of nuclear facilities. These risks include the cost of and the Company's ability to maintain adequate reserves for decommissioning, plant maintenance costs, threat of terrorism, spent nuclear fuel disposal costs and exposure to potential liabilities arising out of the operation of these facilities. The Company maintains decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage.

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

Changing rating agency requirements could negatively affect the Company's growth and business strategy. As of March 31, 2004, the Company's senior secured debt was rated A-, stable outlook, by Standard & Poor's and A2, stable outlook, by Moody's. Both agencies have recently implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or modify its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely affect operating results.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The matters discussed in this Item may contain "forward-looking statements" as described in the introductory paragraphs under Part I, Item 2. MD&A of this Form 10-K. The reader's attention is directed to those paragraphs and Risk Factors and Cautionary Statements That May Affect Future Results in MD&A, for discussion of various risks and uncertainties that may affect the future of the Company.

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

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $95 million and $100 million in the fair value of its commodity-based financial derivatives held for trading purposes as of March 31, 2004 and December 31, 2003, respectively.

The impact of a change in energy commodity prices on the Company's trading derivative commodity instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled.

Interest Rate Risk

The Company manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. The Company also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at March 31, 2004 and December 31, 2003, a hypothetical 10% increase in market interest rates would decrease annual earnings by approximately $3 million for both periods.

Foreign Currency Exchange Risk

The Company manages its foreign currency exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, the Company's exposure to foreign currency risk for these purchases is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $13 million and $15 million in the fair value of currency forward contracts held by the Company at March 31, 2004 and December 31, 2003, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Investment Price Risk

The Company is subject to investment price risk due to marketable securities held as investments in nuclear decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. The Company recognized net realized gains (including investment income) in net income on decommissioning trust investments of $2 million for the first quarter of 2004 and $36 million for the year ended December 31, 2003. The Company recorded net unrealized gains in accumulated other comprehensive income on decommissioning trust investments of $7 million for the first quarter of 2004 and $100 million for the year ended December 31, 2003.

Dominion sponsors employee pension and other postretirement benefit plans, in which the Company's employees participate, that hold investments in trusts to fund benefit payments. To the extent that the values of investments held in these trusts decline, the effect will be reflected in the Company's recognition of the periodic cost of such employee benefit plans and the determination of the amount of cash to be contributed by the Company to the employee benefit plans.

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

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Company, or permits issued by various local, state and federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Company and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations. See Future Issues in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for discussion on various regulatory proceedings to which the Company is a party.

In June 2002, Wiley Fisher, Jr. and John Fisher filed a class action lawsuit against the Company and Dominion Telecom, Inc. (Dominion Telecom) in the U.S. District Court in Richmond, Virginia. The plaintiffs claim that the Company and Dominion Telecom strung fiber-optic cable across their land, along the Company's electric transmission corridor, without paying compensation. The Complaint seeks damages for trespass and "unjust enrichment," as well as punitive damages from the defendants. The named plaintiffs "represent a class . . . consisting of all owners of land in North Carolina and Virginia, other than public streets or highways, that underlies the Company's electric transmission lines and on or in which fiber optic cable has been installed." The federal district court granted a motion to add additional plaintiffs, Harmon T. Tomlinson, Jr. and Linda D. Tomlinson. In August 2003, the federal district court issued an order granting the plaintiff's motion for class certification. The U.S. Court of Appeals for the Fourth Circuit denied the Company's petitions for interlocutory appeal on the class certification issue.

In April 2004, the parties entered into a settlement agreement that is subject to approval by the court in formal proceedings. Under the terms of the settlement, a fund of $20 million will be established by defendants to pay claims of current and former landowners as well as fees of lawyers for the class. Costs of notice to the class and administration of claims will be borne separately by defendants. The settlement agreement resulted in an after-tax charge of $7 million in the first quarter of 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 2004, by consent in lieu of the annual meeting, Dominion Resources, Inc., the sole holder of all the voting common stock of the Company, elected the following persons to serve as Directors: Thos. E. Capps, Thomas F. Farrell, II, and Thomas N. Chewning.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
3.1	Restated Articles of Incorporation, as in effect on October 28, 2003 (filed herewith).
3.2	Bylaws, as amended, as in effect on April 28, 2000 (Exhibit 3, Form 10- Q for the period ended March 31, 2000, File No. 1-2255, incorporated by reference).
12.1	Ratio of earnings to fixed charges (filed herewith).
12.2	Ratio of earnings to fixed charges and preferred dividends (filed herewith).
31.1	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(Continued)

(a) Exhibits (continued)
31.2	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.4	Certification by Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32

Certification to the Securities and Exchange Commission by Registrant's Chief Executive Officers and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Condensed consolidated earnings statements (unaudited) (filed herewith).

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VIRGINIA ELECTRIC AND POWER COMPANY Registrant
May 5, 2004	/s/ Steven A. Rogers Steven A. Rogers Vice President (Principal Accounting Officer)