Form 10-Q
period 2004-06-30
VIRGINIA ELECTRIC & POWER CO
filed 2004-08-04
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

or

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

At June 30, 2004, the latest practicable date for determination, 177,932 shares of common stock, without par value, of the registrant were outstanding.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Operating Revenue	$1,348	$1,215	$2,649	$2,726

Operating Expenses
Electric fuel and energy purchases, net	482	325	877	686
Purchased electric capacity	136	150	282	311
Other purchased energy commodities	125	74	236	142
Other operations and maintenance:
External	203	179	382	308
Affiliated	66	75	136	152
Depreciation and amortization	123	114	243	229
Other taxes	46	45	92	92
Total operating expenses	1,181	962	2,248	1,920

Income from operations	167	253	401	806

Other income	18	25	30	39

Interest and related charges:
Interest expense-junior subordinated notes payable to affiliated trust	7	-	15	-
Interest expense-other	58	64	118	131
Distributions-mandatorily redeemable trust preferred securities	-	7	-	15
Total interest and related charges	65	71	133	146

Income before income taxes	120	207	298	699
Income tax expense	48	74	117	259
Income before cumulative effect of changes in accounting principles	72	133	181	440
Cumulative effect of changes in accounting principles (net of income taxes of $51)	-	-	-	84
Net Income	72	133	181	524
Preferred dividends	4	3	8	8
Balance available for common stock	$ 68	$ 130	$ 173	$ 516

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2004	December 31, 2003(1)
	(millions)
ASSETS

Current Assets
Cash and cash equivalents	$ 31	$ 46
Customer accounts receivable (net of allowance of $12 in 2004 and $9 in 2003)	1,629	1,581
Other accounts receivable	36	67
Receivables from affiliates	60	81
Inventories	438	496
Derivative assets	961	1,096
Margin deposit assets	128	41
Prepayments	20	56
Other	69	66
Total current assets	3,372	3,530

Investments
Nuclear decommissioning trust funds	1,033	1,010
Other	22	39
Total investments	1,055	1,049

Property, Plant and Equipment
Property, plant and equipment	19,463	19,129
Accumulated depreciation and amortization	(7,616)	(7,391)
Net property, plant and equipment	11,847	11,738

Deferred Charges and Other Assets
Regulatory assets	399	438
Derivative assets	233	227
Other	304	334
Total deferred charges and other assets	936	999

Total assets	$17,210	$17,316

________________

(1) The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
	June 30, 2004	December 31, 2003(1)
	(millions)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Securities due within one year	$ 75	$ 325
Short-term debt	532	717
Accounts payable, trade	1,202	1,282
Payables to affiliates	152	138
Affiliated current borrowings	595	154
Accrued interest, payroll and taxes	290	202
Derivative liabilities	1,024	1,123
Other	202	284
Total current liabilities	4,072	4,225

Long-Term Debt
Long-term debt	4,104	4,112
Junior subordinated notes payable to affiliated trust	412	412
Notes payable-other affiliates	220	220
Total long-term debt	4,736	4,744

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,070	2,044
Asset retirement obligations	759	740
Derivative liabilities	440	393
Regulatory liabilities	378	374
Other	133	126
Total deferred credits and other liabilities	3,780	3,677
Total liabilities	12,588	12,646

Commitments and Contingencies (see Note 10)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder's Equity
Common stock-no par value, 300,000 shares authorized; 177,932 shares outstanding	2,888	2,888
Other paid-in capital	39	38
Retained earnings	1,350	1,405
Accumulated other comprehensive income	88	82
Total common shareholder's equity	4,365	4,413

Total liabilities and shareholder's equity	$17,210	$17,316

_______________

(1) The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2004	2003
	(millions)
Operating Activities
Net Income	$ 181	$ 524
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles, net of income taxes	-	(84)
Depreciation and amortization	285	260
Deferred income taxes and investment tax credits, net	10	172
Deferred fuel expenses, net	43	(143)
Net unrealized (gains) losses on energy-related derivatives held for trading purposes	107	(55)
Changes in:
Accounts receivable	(17)	(148)
Affiliated accounts receivable and payable	35	(24)
Inventories	58	26
Accounts payable, trade	(80)	129
Accrued interest, payroll and taxes	88	96
Margin deposit assets and liabilities	(81)	(43)
Prepayments	36	29
Other operating assets and liabilities	(53)	27
Net cash provided by operating activities	612	766

Investing Activities
Plant construction and other property additions	(322)	(458)
Nuclear fuel	(56)	(58)
Purchases of securities	(142)	(78)
Proceeds from sales of securities	123	78
Other	2	(40)
Net cash used in investing activities	(395)	(556)

Financing Activities
Repayment of short-term debt, net	(185)	(353)
Issuance of affiliated current borrowings, net	441	115
Issuance of long-term debt	-	400
Repayment of long-term debt	(257)	(215)
Common stock dividend payments	(227)	(238)
Other	(4)	(11)
Net cash used in financing activities	(232)	(302)

Decrease in cash and cash equivalents	(15)	(92)
Cash and cash equivalents at beginning of period	46	132
Cash and cash equivalents at end of period	$ 31	$ 40

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Virginia Electric and Power Company (the Company), a Virginia public service company, is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company is a regulated public utility that generates, transmits and distributes electricity within a 30,000 square-mile area in Virginia and northeastern North Carolina. It serves approximately 2.2 million retail customer accounts, including governmental agencies, and wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia's total land area but accounts for over 80% of its population. The Company has trading relationships beyond the geographic limits of its retail service territory and buys and sells natural gas, electricity and other energy-related commodities.

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

In the opinion of the Company's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003, and its cash flows for the six months ended June 30, 2004 and 2003.

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

The accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Company and all majority-owned subsidiaries, and those variable interest entities where the Company is the primary beneficiary.

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales and other factors.

Certain amounts in the 2003 Consolidated Financial Statements have been reclassified to conform to the 2004 presentation.

Note 3. Recently Adopted Accounting Standards

2004

FIN 46R

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) for its interests in variable interest entities (VIEs) that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on the Company's results of operations or financial position related to this adoption.

As described in Note 20 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company is a party to long-term contracts for purchases of electric generation capacity and energy from qualifying facilities and independent power producers. Certain variable pricing terms in some of these contracts cause them to be considered potential variable interests that require evaluation under the provisions of FIN 46R. If a power generator that holds one of these specific types of contracts is determined to be a VIE and the Company is determined to be the primary beneficiary, the Company would be required to consolidate the entity in its financial statements. Consolidation of one of these potential VIEs would primarily result in the addition of property, plant and equipment, long-term debt and minority interest to the Company's balance sheet. The impact on the Company's consolidated results of operations would be that purchased energy and capacity expenses attributable to the long-term contract with the VIE would be replaced by the VIE's operations, maintenance and interest expense, with the VIE's results of operations being reported as income attributable to a minority interest. Long-term debt of these potential VIEs, even if consolidated, would be nonrecourse to the Company.

At March 31, 2004, the Company had determined that its contracts with ten of these entities would require further analysis under FIN 46R. Since these entities were established and are legally owned by parties not affiliated with the Company, the Company submitted requests to these potential VIEs for the information necessary to perform the required assessments. In response to these requests, one of the potential VIE supplier entities provided some of the requested information. Using this information, the Company has completed its analysis, the results of which indicate that the Company is not the primary beneficiary of this supplier entity under FIN 46R. The Emerging Issues Task Force (EITF) has added a project to its agenda to consider what variability should be considered when determining whether an interest is a variable interest. This EITF project or other efforts to further interpret FIN 46R could require a reassessment of this information.

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company has remaining purchase commitments under contracts with these ten potential VIEs of $4.6 billion at June 30, 2004. The Company purchased $157 million and $144 million of electric generation capacity and energy from these entities in the quarters ended June 30, 2004 and 2003, respectively, and $331 million and $328 in the six-month periods ended June 30, 2004 and 2003, respectively. The Company's exposure to losses from its involvement with these entities cannot be determined since losses, if any, would be represented by either: 1) the difference between (a) the amount payable by the Company for energy and capacity under the long-term contract and (b) amounts recoverable through regulated electric sales or wholesale market transactions; or 2) if the potential VIE supplier fails to perform, any amount paid by the Company to obtain replacement energy and capacity in excess of the amounts otherwise payable under the long-term contract with the potential VIE supplier entity.

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

EITF 02-3

On January 1, 2003, the Company adopted EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, that rescinded EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. The implementation of EITF 02-3 resulted in the discontinuance of fair value accounting for non-derivative energy-related contracts held for trading purposes. Upon adoption, the Company recognized an after-tax loss of $55 million as the cumulative effect of this change in accounting principle.

EITF 03-11

On October 1, 2003, the Company adopted EITF Issue No. 03-11, Reporting Realized Gains and Losses on Derivative Instruments That Are Subject to FASB Statement No. 133 and Not "Held for Trading Purposes" as Defined in Issue No. 02-3. EITF 03-11 addresses classification of income statement related amounts for derivative contracts. Income statement amounts related to periods prior to October 1, 2003 are presented as originally reported.

Note 4.     Recently Issued Accounting Standards

EITF 03-1

In March 2004, the FASB ratified the consensus reached by the EITF on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance for evaluating whether certain investments in debt and equity securities are other-than-temporarily impaired and is effective for fiscal periods beginning after June 30, 2004. The Company does not expect a material impact on its Consolidated Financial Statements from the initial application of this new guidance.

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

  Provide for a one-time adjustment of the Company's fuel factor, effective July 1, 2007 through December 31, 2010 (unless capped rates are terminated earlier under the Virginia Restructuring Act), with no adjustment for previously incurred over-recovery or under-recovery, thus eliminating deferred fuel accounting for the Virginia jurisdiction; and

  End wires charges on the earlier of July 1, 2007 or the termination of capped rates, consistent with the Virginia Restructuring Act's original timetable.

In the second quarter of 2004, the Company recognized a $23 million after-tax charge for 2004 fuel expenses incurred through April 14, 2004 that are no longer recoverable under the new law.

Note 6. Operating Revenue

The Company's operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Regulated electric sales	$1,267	$1,111	$2,556	$2,359
Other(1)	81	104	93	367
Total operating revenue	$1,348	$1,215	$2,649	$2,726

_______________

(1) Includes non-regulated electric sales, non-regulated gas sales and other revenue.

Note 7. Comprehensive Income

The following table presents total comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Net income	$72	$133	$181	$524
Other comprehensive income (loss):
Net other comprehensive income associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	1	4	9	9
Other(1)	(8)	47	(3)	24
Other comprehensive income (loss)	(7)	51	6	33
Total comprehensive income	$ 65	$184	$187	$557

________________

(1) Represents primarily unrealized gains and unrealized losses on investments held in decommissioning trusts.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8. Hedge Accounting Activities

The Company is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related commodities marketed and purchased as well as the currency exchange and interest rate risks of its business operations. The Company uses derivative instruments to mitigate its exposure to these risks and designates derivative instruments as fair value or cash flow hedges for accounting purposes. Selected information about the Company's hedge accounting activities follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Portion of gains on hedging instruments determined to be ineffective and included in net income-Fair value hedges	$ 1	-	$ 1	-

Portion of losses on hedging instruments attributable to changes in differences between spot prices and forward prices excluded from measurement of effectiveness and included in net income-Fair value hedges	$(3)	-	$(3)	-

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income in the Consolidated Balance Sheet at June 30, 2004:

	Accumulated Other Comprehensive Income After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
	(millions)
Commodities-Gas	$ 4	$4	7 months
Interest rate	1	-	136 months
Foreign currency	25	4	41 months
Total	$30	$8

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9. Significant Financing Transactions

Joint Credit Facilities and Short-term Debt

Dominion, Consolidated Natural Gas Company (CNG), a wholly-owned subsidiary of Dominion, and the Company have two three-year revolving joint credit facilities that allow aggregate borrowings of up to $2.25 billion. The facilities include a $1.5 billion credit facility that was entered into in May 2004 and terminates in May 2007 and a $750 million credit facility that was entered into in May 2002 and terminates in May 2005. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company and the issuance of letters of credit of up to $500 million under the $1.5 billion credit facility and $200 million under the $750 million credit facility.

At June 30, 2004, total outstanding commercial paper supported by the credit facilities was $610 million, of which the Company's borrowings were $532 million. At June 30, 2004, total outstanding letters of credit supported by the credit facilities were $478 million, of which $115 million was issued on behalf of an unregulated subsidiary of the Company. At June 30, 2004, capacity available under the two credit facilities was $1.16 billion.

Long-term Debt

In the six months ended June 30, 2004, the Company repaid $250 million of its 8% mortgage bonds due March 1, 2004.

Note 10. Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies as disclosed in Note 20 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, nor have any significant new matters arisen during the six months ended June 30, 2004.

Litigation

The Company and Dominion Telecom, Inc. (Dominion Telecom) were defendants in a class action lawsuit whereby the plaintiffs claimed that the Company and Dominion Telecom strung fiber-optic cable across their land along an electric transmission corridor without paying compensation. The plaintiffs sought damages for trespass and "unjust enrichment," as well as punitive damages from the defendants. In April 2004, the parties entered into a settlement agreement that was subsequently approved by the court in July 2004. Under the terms of the settlement, a fund of $20 million has been established by the Company to pay claims of current and former landowners as well as fees of lawyers for the class. Costs of notice to the class and administration of claims will be borne separately by the Company. The settlement agreement resulted in an after-tax charge of $7 million in the first quarter of 2004.

Environmental Matters

In March 2004, the State of North Carolina filed a petition under Section 126 of the Clean Air Act seeking the Environmental Protection Agency (EPA) to impose additional nitrogen oxide (NOx) and sulfur dioxide (SO2) reductions from electrical generating units in thirteen states, claiming emissions from the electrical generating units in those states are contributing to air quality problems in North Carolina. The Company has electrical generating units in two of the states. The issues raised by North Carolina are already being addressed by the EPA in current regulatory initiatives. The EPA is expected to respond to the petition later this year. Given the highly uncertain outcome and timing of future action, if any, by the EPA on this issue, the Company cannot predict the financial impact on its operations at this time.

Surety Bonds

At June 30, 2004, the Company had purchased $10 million of surety bonds for various purposes, including providing worker compensation coverage and obtaining licenses, permits, and rights-of-way. Under the terms of surety bonds, the Company is obligated to indemnify the respective surety bond company for any amounts paid.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11. Credit Risk

The Company sells electricity and provides distribution and transmission services to a diverse group of customers, including residential, commercial and industrial customers as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. In addition, the Company enters into contracts with various companies in the energy industry for purchases and sales of energy-related commodities, including natural gas and electricity in its energy trading and risk management activities. The Company's exposure to credit risk is concentrated primarily within its energy trading and risk management activities, as the Company transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At June 30, 2004, gross credit exposure related to these transactions totaled $554 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, the Company's credit exposure totaled $546 million. Of this amount, investment grade counterparties represented 93% and no single counterparty exceeded 13%. The credit exposure amounts exclude amounts receivable from affiliated companies.

As of June 30, 2004 and December 31, 2003, the Company had margin deposit assets of $128 million and $41 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $8 million and $1 million, respectively.

Note 12. Related Party Transactions

The Company engages in related party transactions primarily with other Dominion subsidiaries. The Company's accounts receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. The significant related party transactions are disclosed below.

Transactions with Other Dominion Subsidiaries

The Company, through an unregulated subsidiary, transacts with other Dominion subsidiaries for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Through the same unregulated subsidiary, the Company is involved in facilitating Dominion's enterprise risk management. In connection with this role, the Company's unregulated subsidiary enters into certain financial derivative commodity contracts with other Dominion subsidiaries. These contracts, which are principally comprised of commodity swaps, are used by Dominion subsidiaries to manage commodity price risks associated with purchases and sales of natural gas. As part of Dominion's enterprise risk management, the Company generally manages such risk exposures by entering into offsetting derivative instruments with non-affiliates. The Company reports both affiliated and non-affiliated derivative instruments at fair value, with related changes included in earnings, except to the extent designated as cash flow hedges.

The affiliated transactions are presented below:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Purchases of natural gas, gas transportation and storage services from affiliates	$293	$176	$645	$299
Sales of natural gas to affiliates	181	194	359	338
Sales of electricity to affiliates	-	3	-	5
Net realized losses on affiliated commodity derivative contracts	5	20	9	25

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company's Consolidated Balance Sheets included derivative assets of $102 million and $86 million with Dominion subsidiaries at June 30, 2004 and December 31, 2003, respectively, and derivative liabilities of $35 million and $65 million with Dominion subsidiaries at June 30, 2004 and December 31, 2003, respectively.

Dominion Resources Services, Inc., a subsidiary of Dominion, provides accounting, legal and certain administrative and technical services to the Company. The Company recognized expenses of $66 million and $75 million in the second quarters of 2004 and 2003, respectively, and $136 million and $152 million in the first six months of 2004 and 2003, respectively, in other operations and maintenance expense related to these services. The Company provided certain services to affiliates, including charges for facilities and equipment usage, which totaled $8 million in the second quarters of both 2004 and 2003, and $13 million and $14 million in the six months ended June 30, 2004 and 2003, respectively.

Transactions with Dominion

As of June 30, 2004 and December 31, 2003, the Company has borrowed funds from Dominion under a short-term demand note of $595 million and $154 million, respectively, and a long-term note of $220 million for both periods. Interest charges incurred by the Company related to these borrowings were not material in the three and six months ended June 30, 2004 and 2003.

Transactions with Other Related Parties

An unregulated subsidiary of the Company, at its sole discretion, has provided $9 million and $8 million at June 30, 2004 and December 31, 2003, respectively, of cash collateral to third parties on behalf of several of its natural gas supply customers. For this and other financial support services, the unregulated subsidiary receives fees and has a security interest in the customers' assets. The arrangements terminate at various dates beginning in 2005 through 2007, subject to periodic renewal thereafter unless terminated by either party.

Note 13. Operating Segments

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

Corporate and Other includes the Company's corporate and other functions. The contribution to net income by the Company's primary operating segments is determined based on a measure of profit that executive management believes to be representative of the segments' core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment's performance or allocating resources among the segments. These specific items are instead reported in the Corporate and Other segment.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
	Generation	Energy	Delivery	Corporate and Other	Consolidated Total
	(millions)
Three Months Ended June 30, 2004
Operating revenue	$ 967	$ 97	$282	$ 2	$1,348
Net income (loss)	40	(37)	71	(2)	72

Three Months Ended June 30, 2003
Operating revenue	$ 827	$133	$253	$ 2	$1,215
Net income	67	5	61	-	133

Six Months Ended June 30, 2004
Operating revenue	$1,948	$135	$562	$ 4	$2,649
Net income (loss)	148	(107)	139	1	181

Six Months Ended June 30, 2003
Operating revenue	$1,759	$432	$532	$ 3	$2,726
Net income	173	143	129	79	524

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of the Company. MD&A should be read in conjunction with the Consolidated Financial Statements. The "Company" is used throughout MD&A and, depending on the context of its use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one of Virginia Electric and Power Company's consolidated subsidiaries or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries. The Company is a wholly-owned subsidiary of Dominion.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2004, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: derivative contracts at fair value; long-lived asset impairment testing; asset retirement obligations and regulated operations.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

FIN 46R

The Company adopted FIN 46R for its interests in VIEs that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on the Company's results of operations or financial position related to this adoption. See Note 3 to the Consolidated Financial Statements for further discussion.

Results of Operations

Presented below is a summary of contributions by the Company's operating segments to its net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Generation	$40	$ 67	$148	$173
Energy	(37)	5	(107)	143
Delivery	71	61	139	129
Corporate and Other	(2)	-	1	79
Consolidated net income	$72	$133	$181	$524

Overview

Three Months Ended June 30, 2004 vs. 2003

Net income decreased 46% to $72 million for the three months ended June 30, 2004, as compared to 2003, primarily reflecting:

  A lower contribution from regulated generation operations, primarily due to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the write-off of previously deferred fuel costs incurred in the first quarter of 2004 and the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. These higher fuel costs were partially offset by increased revenue due to comparably warmer weather;

  A net loss from energy trading and risk management activities in 2004, resulting primarily from unfavorable price changes on derivative contracts and the transfer of certain wholesale electric contracts to another Dominion subsidiary in October 2003; and

  A higher contribution from distribution operations, primarily reflecting comparably warmer weather.

Six Months Ended June 30, 2004 vs. 2003

Net income decreased 65% to $181 million for the six months ended June 30, 2004, as compared to 2003, primarily reflecting:

  A lower contribution from regulated generation operations, primarily due to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. These higher fuel costs were partially offset by increased revenue due to comparably favorable weather in the current quarter;

  A net loss from energy trading and risk management activities in 2004, resulting primarily from unfavorable price changes on derivative contracts, comparatively lower price volatility on natural gas option positions and the transfer of certain wholesale electric contracts to another Dominion subsidiary in October 2003; and

  A higher contribution from distribution operations, primarily resulting from comparably favorable weather in the current quarter.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The 2004 six-month results were also impacted by the following specific items which were reported in the Corporate and Other segment and recognized in 2004 and 2003:

2004

  A $12 million ($7 million after-tax) charge related to an agreement to settle a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor; offset by

  An $18 million ($11 million after-tax) benefit from the reduction of expenses accrued in 2003 associated with Hurricane Isabel restoration activities.

2003

  An $84 million net after-tax gain, representing the cumulative effect of changes in accounting principles, resulting from the adoption of two new accounting standards on January 1, 2003:

  $139 million after-tax gain (SFAS No. 143); partially offset by

  $55 million after-tax loss (EITF 02-3).

  An $8 million ($5 million after-tax) charge for severance costs associated with workforce reductions.

Analysis of Consolidated Operations

Presented below are selected amounts related to the Company's results of operations:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Operating Revenue
Regulated electric sales	$1,267	$1,111	$2,556	$2,359
Other	81	104	93	367
Operating Expenses
Electric fuel and energy purchases, net	482	325	877	686
Purchased electric capacity	136	150	282	311
Other purchased energy commodities	125	74	236	142
Other operations and maintenance	269	254	518	460
Depreciation and amortization	123	114	243	229
Other taxes	46	45	92	92
Other income	18	25	30	39
Interest and related charges	65	71	133	146
Income tax expense	48	74	117	259
Cumulative effect of changes in accounting principles (net of income taxes)	-	-	-	84

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

An analysis of the Company's results of operations for the three and six months ended June 30, 2004, as compared to the same periods of 2003 follows.

Three Months Ended June 30, 2004 vs. 2003

Operating Revenue

Regulated electric sales revenue increased 14% to $1.3 billion, primarily reflecting:

  A $74 million increase associated with comparably warmer weather;

  A $71 million increase due to the impact of a comparatively higher fuel rate on increased volumes. The rate increase resulted from the settlement of a fuel rate case in December 2003; and

  An $11 million increase associated with new customer connections.

Other revenue decreased 22% to $81 million, primarily reflecting negative margins in non-regulated electric sales revenue from energy trading and risk management activities, resulting primarily from unfavorable price changes and settlements on derivative contracts and the transfer of certain wholesale electric contracts to another Dominion subsidiary in October 2003, partially offset by a $68 million increase in coal sales revenue.

Operating Expenses and Other Items

Electric fuel and energy purchases, net increased 48% to $482 million, primarily reflecting a $179 million increase related to regulated generation operations due to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the write-off of previously deferred fuel costs incurred in the first quarter of 2004 and the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. The increase also reflected higher volumes and higher average prices in the current quarter, partially offset by a $22 million decrease associated with the transfer of certain wholesale electric contracts to another Dominion subsidiary in October 2003.

Purchased electric capacity decreased 9% to $136 million, primarily resulting from the termination of a long-term power purchase contract in connection with the purchase of the related generating facility in November 2003.

Other purchased energy commodities increased 69% to $125 million, primarily reflecting a $63 million increase in the cost of coal purchased for resale.

Other operations and maintenance increased 6% to $269 million, primarily reflecting higher mark-to-market losses from non-trading derivative contracts in 2004, as a result of the transfer of certain electric wholesale contracts to another Dominion subsidiary in October 2003.

Depreciation and amortization increased 8% to $123 million, due to incremental expense resulting from property additions, including the consolidation of a special purpose lessor entity as a result of adopting FIN 46R on December 31, 2003.

Income taxes-The Company's effective tax rate increased 4.7% to 40.3%, primarily reflecting higher current tax expense related to utility plant differences for which deferred tax expense has not been provided in prior years and lower state tax benefits for operating losses of subsidiaries taxable at rates that are lower than the Company's overall effective state tax rate.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Six Months Ended June 30, 2004 vs. 2003

Operating Revenue

Regulated electric sales revenue increased 8% to $2.6 billion, primarily reflecting:

  A $126 million increase due to the impact of a comparatively higher fuel rate on increased volumes. The rate increase resulted from the settlement of a fuel rate case in December 2003;

  A $55 million increase associated with comparably favorable weather in the current quarter; and

  A $23 million increase associated with new customer connections.

Other revenue decreased 75% to $93 million, primarily reflecting negative margins in non-regulated electric sales revenue and lower margins in non-regulated gas sales revenue from energy trading and risk management activities, resulting primarily from unfavorable price changes and settlements on derivative contracts, comparatively lower price volatility on natural gas option positions and the transfer of certain wholesale electric contracts to another Dominion subsidiary in October 2003, partially offset by a $123 million increase in coal sales revenue.

Operating Expenses and Other Items

Electric fuel and energy purchases, net increased 28% to $877 million, primarily reflecting a $222 million increase related to regulated generation operations due to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. The increase also reflected higher volumes in the current six-month period, partially offset by a $31 million decrease associated with the transfer of certain wholesale electric contracts to another Dominion subsidiary in October 2003.

Purchased electric capacity decreased 9% to $282 million, primarily resulting from the termination of a long-term power purchase contract in connection with the purchase of the related generating facility in November 2003.

Other purchased energy commodities increased 66% to $236 million, primarily reflecting a $116 million increase in the cost of coal purchased for resale.

Other operations and maintenance increased 13% to $518 million, primarily reflecting:

  The impact of higher mark-to-market losses of $80 million in 2004, as a result of the transfer of certain electric wholesale contracts to another Dominion subsidiary in October 2003; and

  A $12 million charge related to an agreement to settle a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor; partially offset by

  An $18 million benefit from the reduction of expenses accrued in 2003 associated with Hurricane Isabel restoration activities;

  A $10 million decrease due to fewer nuclear refueling outages; and

  An $8 million decrease due to severance costs for workforce reductions recognized in 2003.

Depreciation and amortization increased 6% to $243 million, due to incremental expense resulting from property additions, including the consolidation of a special purpose lessor entity as a result of adopting FIN 46R on December 31, 2003.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Income taxes-The Company's effective tax rate increased 2.3% to 39.4%, primarily resulting from lower state tax benefits for operating losses of subsidiaries taxable at rates that are lower than the Company's overall effective state tax rate.

Cumulative effect of changes in accounting principles-On January 1, 2003, the Company adopted two new accounting standards, resulting in a net after-tax gain of $84 million, which included:

  A $139 million after-tax gain (SFAS No. 143); partially offset by

  A $55 million after-tax loss (EITF 02-3).

Segment Results of Operations

Generation Segment

The Generation segment includes the Company's portfolio of electric generating facilities, power purchase contracts and marketing of its excess generation resources not needed to serve utility customers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Net income contribution	$40	$67	$148	$173

Electricity sold (million mwhrs)	19	17	39	37

_______________

mwhrs = megawatt hours

Presented below, on an after-tax basis, are the key factors impacting the Generation segment's operating results:
	Three Months Ended June 30, 2004 vs. 2003 Increase (Decrease)	Six Months Ended June 30, 2004 vs. 2003 Increase (Decrease)
	(millions)
Regulated electric sales:
Weather	$ 30	$ 22
Customer growth	4	9
Deferred fuel asset write-off	(23)	-
Fuel expenses in excess of rate recovery	(39)	(62)
Capacity expenses	7	14
Utility outages	2	6
Depreciation and amortization expense	(5)	(10)
Other	(3)	(4)
Change in net income contribution	$(27)	$(25)

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Generation segment's net income decreased $27 million and $25 million for the three and six months ended June 30, 2004, respectively, as compared to 2003, primarily reflecting the following:

  An increase in regulated electric sales due to comparably favorable weather in the current quarter;

  An increase in regulated electric sales due to customer growth in the electric franchise service area, primarily in new residential customers;

  Higher fuel expenses due primarily to the elimination of deferral accounting for the Virginia jurisdiction, which resulted in the write-off of previously deferred fuel costs incurred in the first quarter of 2004 and the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates;

  Reduced purchased power capacity expenses, primarily due to the termination of a long-term power purchase contract in connection with the purchase of the related generating facility in November 2003;

  Decreased nuclear expenses, due to fewer refueling outage days at the Company's nuclear generating units; and

  Higher depreciation and amortization expenses, reflecting property additions, including the consolidation of a special purpose lessor entity upon the adoption of FIN 46R on December 31, 2003.

Energy Segment

The Energy segment includes the Company's electric transmission operations and its energy trading and risk management activities (Clearinghouse).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Net income contribution	$(37)	$5	$(107)	$143

Presented below, on an after-tax basis, are the key factors impacting the Energy segment's operating results:

	Three Months Ended June 30, 2004 vs. 2003 Increase (Decrease)	Six Months Ended June 30, 2004 vs. 2003 Increase (Decrease)
	(millions)
Energy trading and risk management activities	$(43)	$(250)
Electric transmission margins	(2)	(7)
Other	3	7
Change in net income contribution	$(42)	$(250)

The Energy segment's net income decreased $42 million and $250 million for the three and six months ended June 30, 2004, respectively, as compared to 2003, primarily reflecting:

  A net loss from energy trading and risk management activities in 2004, resulting primarily from unfavorable price changes on derivative contracts, comparatively lower price volatility on natural gas option positions in the first quarter of 2004, and the transfer of certain wholesale electric contracts to another Dominion subsidiary in October 2003; and

  Lower electric transmission margins, primarily due to lower wheeling revenue.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Delivery Segment

The Delivery segment includes the Company's electric distribution and customer service operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Net income contribution	$71	$61	$139	$129

Electricity delivered to utility customers (million mwhrs)	19	17	39	37

Presented below, on an after-tax basis, are the key factors impacting the Delivery segment's operating results:

	Three Months Ended June 30, 2004 vs. 2003 Increase (Decrease)	Six Months Ended June 30, 2004 vs. 2003 Increase (Decrease)
	(millions)
Weather	$14	$10
Customer growth	2	4
Other	(6)	(4)
Change in net income contribution	$10	$10

The Delivery segment's net income increased $10 million for both three and six months ended June 30, 2004, as compared to 2003, primarily reflecting the following:

  An increase in regulated electric sales due to comparably favorable weather in the current quarter;

  An increase in regulated electric sales due to customer growth in the electric franchise service area, primarily reflecting new residential customers; and

  Increased other operations and maintenance expenses, primarily due to increased contractor services.

Corporate and Other

The Corporate and Other segment includes the Company's corporate and other functions. Presented below are the Corporate and Other segment's after-tax operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(millions)
Net income (loss)	$(2)	-	$1	$79

Three Months Ended June 30, 2004 and 2003

The Corporate and Other segment's results included costs of the Company's corporate and other functions and other expenses not allocated to the operating segments.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Six Months Ended June 30, 2004 and 2003

The Corporate and Other segment reported net benefits of $1 million and $79 million, attributable to its operating segments for the six months ended June 30, 2004 and 2003, respectively. The net benefit of $1 million recognized in 2004 primarily reflected:

  An $18 million ($11 million after-tax) benefit from the reduction of expenses accrued in 2003 associated with Hurricane Isabel restoration activities (Delivery); partially offset by

  A $12 million ($7 million after-tax) charge related to an agreement to settle a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor (Energy).

The net benefit of $79 million recognized in 2003 primarily reflected:

  An $84 million net after-tax gain representing the cumulative effect of adopting two new accounting standards on January 1, 2003, including:

  A $139 million after-tax gain (SFAS No. 143): $140 million after-tax gain (Generation) and $1 million after-tax loss (Delivery); partially offset by

  A $55 million after-tax loss (EITF 02-3) (Energy).

  An $8 million ($5 million after-tax) charge of severance costs for workforce reductions: $3 million (Generation) and $5 million (Delivery).

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

A summary of the changes in the unrealized gains and losses recognized for the Company's energy-related derivative instruments held for trading purposes follows:

Six Months Ended June 30, 2004
(millions)
Net unrealized loss at December 31, 2003	$ (45)
Contracts realized or otherwise settled during the period	51
Net unrealized gain at inception of contracts initiated during the period	-
Other changes in fair value	(158)
Changes in valuation techniques	-
Net unrealized loss at June 30, 2004	$(152)

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The balance of net unrealized gains and losses recognized for the Company's energy-related derivative instruments held for trading purposes at June 30, 2004 is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
					In Excess
	Less Than	1-2	2-3	3-5	of 5
	1 Year	Years	Years	Years	Years	Total
	(millions)
Source of Fair Value:
Actively quoted(1)	$(121)	$(23)	$ 5	-	-	$(139)
Other external sources(2)	(2)	(5)	(6)	-	-	(13)
Models and other valuation methods(3)	-	-	-	-	-	-
Total	$(123)	$(28)	$(1)	-	-	$(152)

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

Sources and Uses of Cash

The Company depends on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of securities and additional long-term debt financings.

Cash Provided By Operations

As presented on the Company's Consolidated Statements of Cash Flows, net cash flows from operating activities were $612 million and $766 million during the six months ended June 30, 2004 and 2003, respectively. Management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow current dividends payable to Dominion.

The Company's operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows. See the discussion of such factors in Cash Provided by Operations in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Used In Investing Activities

During the six months ended June 30, 2004, investing activities resulted in a net cash outflow of $395 million. The significant investing activities included $322 million for the construction and expansion of generation facilities (see details below) and $56 million for nuclear fuel expenditures:

  $95 million on generation-related projects, including environmental upgrades and routine capital improvements;

  $60 million on transmission-related projects, reflecting construction and improvements;

  $155 million on distribution-related projects, reflecting routine capital improvements and expenditures associated with new connections; and

  $12 million for other general and information technology projects.

Investing activities for the six months ended June 30, 2004 also included $142 million for purchases of securities and $123 million from sales of securities related to investments held in the Company's nuclear decommissioning trusts.

Cash Used In Financing Activities

The Company relies on access to bank and capital markets as a significant source of funding for capital requirements not satisfied by the cash provided by the Company's operations. As discussed in Credit Ratings and Debt Covenants below, the Company's ability to borrow funds or issue securities and the return demanded by investors are affected by the Company's credit ratings. In addition, the raising of external capital is subject to certain regulatory approvals, including authorization by the Virginia State Corporation Commission (Virginia Commission).

As presented on the Company's Consolidated Statements of Cash Flows, net cash flows used in financing activities were $232 million for the six months ended June 30, 2004.

Joint Credit Facilities and Short-term Debt

The Company's financial policy precludes issuing commercial paper in excess of its supporting lines of credit. Dominion, CNG and the Company have two three-year revolving joint credit facilities that allow aggregate borrowings of up to $2.25 billion. The facilities include a $1.5 billion credit facility that was entered into in May 2004 and terminates in May 2007 and a $750 million credit facility that was entered into in May 2002 and terminates in May 2005. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company and the issuance of letters of credit of up to $500 million under the $1.5 billion credit facility and $200 million under the $750 million credit facility.

At June 30, 2004, total outstanding commercial paper supported by the credit facilities was $610 million, of which the Company's borrowings were $532 million. Commercial paper borrowings are used primarily to fund working capital requirements and may vary significantly during the course of the period, depending upon the timing and amount of cash requirements not satisfied by cash provided by operations.

At June 30, 2004, total outstanding letters of credit supported by the credit facilities were $478 million, of which $115 million was issued on behalf of an unregulated subsidiary of the Company.

At June 30, 2004, capacity available under the two credit facilities was $1.16 billion.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Borrowings from Parent

As of June 30, 2004, the Company has borrowed funds from Dominion totaling $595 million under a short-term demand note and $220 million under a long-term note. Interest charges incurred by the Company related to these borrowings were not material.

Long-term Debt

In the six months ended June 30, 2004, the Company repaid $250 million of its 8% mortgage bonds due March 1, 2004.

Amounts Available under Shelf Registrations

At June 30, 2004, the Company had $670 million of available capacity under currently effective shelf registrations with the SEC that would permit the Company to issue debt and preferred securities to meet future capital requirements.

Credit Ratings and Debt Covenants

In Credit Ratings and Debt Covenants of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company discussed its use of capital markets and the impact of credit ratings on the accessibility and costs of using these markets, as well as various covenants present in the enabling agreements underlying the Company's debt. As of June 30, 2004, there have been no changes in the Company's credit ratings nor changes to or events of default under the Company's debt covenants.

Credit Risk

The Company's exposure to potential concentrations of credit risk results primarily from its energy trading and risk management activities. Presented below is a summary of the Company's gross and net credit exposure as of June 30, 2004 for these activities. The credit exposure amounts presented exclude amounts receivable from affiliated companies. The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$300	$6	$294
Non-investment grade(2)	4	2	2
No external ratings:
Internally rated-investment grade(3)	211	-	211
Internally rated-non-investment grade(4)	39	-	39
Total	$554	$8	$546

_________________

(1) Designations as investment grade are based on minimum credit ratings assigned by Moody's and Standard & Poor's. The five largest counterparty exposures, combined, for this category, represented approximately 18% of the total gross credit exposure.

(2) The five largest counterparty exposures, combined, for this category, represented less than 1% of the total gross credit exposure.

(3) The five largest counterparty exposures, combined, for this category, represented approximately 28% of the total gross credit exposure.

(4) The five largest counterparty exposures, combined, for this category, represented approximately 6% of the total gross credit exposure.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Future Cash Payments for Contractual Obligations

As of June 30, 2004, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

As of June 30, 2004, the Company's planned capital expenditures during 2004 are expected to total approximately $770 million. For 2005, planned capital expenditures are expected to range from $700 million to $900 million. Although the composition of expenditures may have changed and total expenditures for 2004 are expected to be lower than the amount originally forecasted in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the nature of such expenditures are generally the same. The Company expects to fund its capital expenditures with cash from operations and a combination of sales of securities and short-term borrowings.

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

Impact of Electric Deregulation in Virginia

In April 2004, the Governor of Virginia signed into law amendments to the Virginia Restructuring Act and the Virginia fuel factor statute. The amendments extend capped base rates by three and one-half years, to December 31, 2010, unless modified or terminated earlier under the Virginia Restructuring Act. In addition to extending capped rates, the amendments:

  Lock in the Company's fuel factor provisions until the earlier of July 1, 2007 or the termination of capped rates;

  Provide for a one-time adjustment of the Company's fuel factor, effective July 1, 2007 through December 31, 2010 (unless capped rates are terminated earlier under the Virginia Restructuring Act), with no adjustment for previously incurred over-recovery or under-recovery, thus eliminating deferred fuel accounting for the Virginia jurisdiction; and

  End wires charges on the earlier of July 1, 2007 or the termination of capped rates, consistent with the Virginia Restructuring Act's original timetable.

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

The Virginia Restructuring Act amendments also allow large commercial and industrial customers, and aggregated customers in all rates classes, to avoid paying wires charges by agreeing to purchase energy at market-based costs if they return to the utility after taking service from a competitive service provider. The wires charge exemption program is limited to 1,000 megawatts of load in the first 18 months of the program, and thereafter as set by the Virginia Commission. In addition, customers purchasing energy from competitive service providers may avoid minimum stay obligations by agreeing to purchase energy at market-based costs if they return to the utility. These provisions are subject to the utility having become a member of a regional transmission organization after Virginia Commission approval.

In June 2004, the Virginia Commission initiated a proceeding to establish rules and regulations for implementing certain amendments of the Virginia Restructuring Act.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Retail Access Pilot Programs

In May 2004, the Virginia Commission approved the Company's proposed modifications, with certain additional revisions, to its retail access pilot programs. The approved modifications include an increase in the wires charge reduction offered to pilot participants. For 2004, the reduction is equal to the participant's 2004 wires charges. In subsequent years, the wires charge reductions will be equal to the lower of the 2004 wires charges or the current year's wires charges. Other modifications were also made that are intended to make the pilots more attractive to competitive service providers. The pilots are expected to proceed later in 2004.

North Carolina Base Rates

In April 2004, the North Carolina Utilities Commission (North Carolina Commission) commenced an investigation into the Company's North Carolina base rates and subsequently ordered the Company to file a general rate case by September 17, 2004. A hearing is scheduled for February 2005. The Company cannot predict the outcome of this matter at this time.

Regional Transmission Organization (RTO)

In September 2002, the Company and PJM Interconnection, LLC (PJM) entered into an agreement that provides, subject to regulatory approval and certain provisions, the Company will become a member of PJM, transfer functional control of its electric transmission facilities to PJM for inclusion in a new PJM South Region and integrate its control area into the PJM energy markets. The agreement also allocates costs of implementation of the agreement among the parties.

The Company has made filings with both the Virginia Commission and North Carolina Commission requesting authorization to become a member of PJM. Hearings before both state commissions are scheduled to begin in October 2004.

The Company filed its application to join PJM with the Federal Energy Regulatory Commission (FERC) in May 2004 and requested FERC approval no later than August 2004. The FERC application contains three conditions for joining PJM: (1) approval of the Company's proposed rate treatment for transmission services; (2) authorization to capture and defer, as a regulatory asset, until the end of the Virginia rate-cap period (December 31, 2010), expenditures incurred related to establishing and joining an RTO and PJM operating costs; and (3) that the Company and its affiliates with market-based rate authority be permitted to charge market-based rates for sales of electric energy and capacity to loads located within the Company's service territory upon its integration into PJM. The Company also filed in May 2004 an application with FERC requesting the authority discussed in condition (3) above.

Other FERC Matter

In June 2004, FERC approved the Company's filing to provide optional backup supply service to competitive service providers serving retail customers, including the retail pilot programs, in the Company's service territory in Virginia. The filing addressed competitive service providers' concerns with the availability of transmission capacity to move energy into Virginia. The backup supply service will allow competitive service providers to continue to serve their customers in the Company's service area in Virginia during periods of supply interruption. This is an interim solution until the Company is integrated into PJM.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Restructuring of Contracts with Non-Utility Generating Facilities

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

In June 2004, the Company reached agreements, pending regulatory approvals, to terminate two long-term power purchase contracts and purchase the related generating facilities used by the non-utility generators to provide electricity to the Company for an aggregate purchase price of approximately $197 million. The Company expects the transactions to be completed in the fourth quarter of 2004, resulting in an after-tax charge in the range of $90 million to $110 million relating to the purchase and termination of the long-term power purchase contracts. The purchase of the stations is consistent with the Company's continuing efforts to lower the cost of long-term power purchase contracts with non-utility generators.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company is exposed to cost-recovery shortfalls because of capped base rates and amendments to the fuel factor statute in effect in Virginia for its regulated electric utility. Under the Virginia Restructuring Act, as amended in April 2004, the Company's base rates (excluding, generally, a fuel factor with limited adjustment provisions, and certain other allowable adjustments) remain unchanged until December 31, 2010 unless modified or terminated consistent with the Virginia Restructuring Act. Although the Virginia Restructuring Act allows for the recovery of certain generation-related costs during the capped rates period, the Company remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, tax law changes, costs related to hurricanes or other weather events, inflation and increased capital costs. In addition, under the 2004 amendments to the Virginia fuel factor statute, the Company's current Virginia fuel factor provisions are locked-in until the earlier of July 1, 2007 or the termination of capped rates through Virginia Commission order. The amendments provide for a one-time adjustment of the Company's fuel factor, effective July 1, 2007 through December 31, 2010, with no adjustment for previously incurred over-recovery or under-recovery of fuel costs, thus eliminating deferred fuel accounting. As a result, the Company is exposed to fuel price risk. This risk includes exposure to increased costs of fuel, including the energy portion of certain purchased power costs.

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

Changing rating agency requirements could negatively affect the Company's growth and business strategy. As of June 30, 2004, the Company's senior secured debt was rated A-, stable outlook, by Standard & Poor's and A2, stable outlook, by Moody's. Both agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or modify its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs and adversely affect operating results.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The matters discussed in this item may contain "forward-looking statements" as described in the introductory paragraphs under Part I, Item 2, MD&A of this Form 10-Q. The reader's attention is directed to those paragraphs and Risk Factors and Cautionary Statements That May Affect Future Results in MD&A, for discussion of various risks and uncertainties that may affect the future of the Company.

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

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity prices, interest rates and foreign currency exchange rates.

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

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $41 million and $100 million in the fair value of its commodity-based financial derivatives held for trading purposes as of June 30, 2004 and December 31, 2003, respectively.

The impact of a change in energy commodity prices on the Company's trading derivative commodity instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled.

Interest Rate Risk

The Company manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. The Company also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at June 30, 2004 and December 31, 2003, a hypothetical 10% increase in market interest rates would increase annual interest expense by approximately $3 million for both periods.

Foreign Currency Exchange Risk

The Company manages its foreign currency exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, the Company's exposure to foreign currency risk for these purchases is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $12 million and $15 million in the fair value of currency forward contracts held by the Company at June 30, 2004 and December 31, 2003, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
(Continued)

Investment Price Risk

The Company is subject to investment price risk due to marketable securities held as investments in nuclear decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. The Company recognized net realized gains (including investment income) in net income on decommissioning trust investments of $10 million for the six months ended June 30, 2004 and $36 million for the year ended December 31, 2003. The Company recorded, in accumulated other comprehensive income, net unrealized losses on decommissioning trust investments of $5 million for the six months ended June 30, 2004 and net unrealized gains on decommissioning trust investments of $100 million for the year ended December 31, 2003.

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

On December 31, 2003, the Company adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its Consolidated Financial Statements those SPEs described in Note 3 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003. The Consolidated Balance Sheet as of June 30, 2004 reflects $354 million of net property, plant and equipment and deferred charges and $370 million of related debt attributable to the SPEs. As these SPEs are owned by unrelated parties, the Company does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at these entities.

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Company, or permits issued by various local, state and federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Company and its subsidiaries are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company's financial position, liquidity or results of operations. See Future Issues and Other Matters in Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion on various regulatory proceedings to which the Company is a party.

In June 2002, Wiley Fisher, Jr. and John Fisher filed a class action lawsuit against the Company and Dominion Telecom, Inc. (Dominion Telecom) in the U.S. District Court in Richmond, Virginia. The plaintiffs claimed that the Company and Dominion Telecom strung fiber-optic cable across their land, along the Company's electric transmission corridor, without paying compensation. The Complaint sought damages for trespass and "unjust enrichment," as well as punitive damages from the defendants. The named plaintiffs "represent a class . . . consisting of all owners of land in North Carolina and Virginia, other than public streets or highways, that underlies the Company's electric transmission lines and on or in which fiber optic cable has been installed." The federal district court granted a motion to add additional plaintiffs, Harmon T. Tomlinson, Jr. and Linda D. Tomlinson. In August 2003, the federal district court issued an order granting the plaintiff's motion for class certification. The U.S. Court of Appeals for the Fourth Circuit denied the Company's petitions for interlocutory appeal on the class certification issue.

In April 2004, the parties entered into a settlement agreement that was subsequently approved by the court in July 2004. Under the terms of the settlement, a fund of $20 million has been established by the Company to pay claims of current and former landowners as well as fees of lawyers for the class. Costs of notice to the class and administration of claims will be borne separately by the Company. The settlement agreement resulted in an after-tax charge of $7 million in the first quarter of 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 2004, by consent in lieu of the annual meeting, Dominion Resources, Inc., the sole holder of all the voting common stock of the Company, elected the following persons to serve as Directors: Thos. E. Capps, Thomas F. Farrell, II, and Thomas N. Chewning.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

3.1	Restated Articles of Incorporation, as in effect on October 28, 2003 (Exhibit 3.1, Form 10-Q for the quarter ended September 30, 2003, File No. 1-2255, incorporated by reference).
3.2	Bylaws, as amended, as in effect on April 28, 2000 (Exhibit 3, Form 10- Q for the period ended March 31, 2000, File No. 1-2255, incorporated by reference).
10.1	Dominion Resources, Inc. Security Option Plan, amended and restated effective July 13, 2004 (filed herewith).

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (continued):

10.2

Dominion Resources, Inc. Executives' Deferred Compensation Plan, effective January 1, 1994 and as amended and restated July 15, 2003 (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2002, File No. 1-8489, incorporated by reference), amended July 13, 2004 (filed herewith).

10.3

$1,500,000,000 3-Year Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company and JPMorgan Chase Bank, as Administrative Agent for the Lenders, dated May 27, 2004 (filed herewith).

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

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended June 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 4, 2004	/s/ Steven A. Rogers
Steven A. Rogers Vice President (Principal Accounting Officer)