Form 10-Q
period 2004-09-30
VIRGINIA ELECTRIC & POWER CO
filed 2004-11-03
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

or

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

At September 30, 2004, the latest practicable date for determination, 177,932 shares of common stock, without par value, of the registrant were outstanding.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Operating Revenue	$1,659	$1,518	$4,308	$4,244

Operating Expenses
Electric fuel and energy purchases, net	492	387	1,369	1,073
Purchased electric capacity	139	152	421	463
Other purchased energy commodities	180	72	416	214
Other operations and maintenance-other	145	318	527	626
Other operations and maintenance-affiliated	74	71	210	223
Depreciation and amortization	126	115	369	344
Other taxes	37	41	129	133
Total operating expenses	1,193	1,156	3,441	3,076

Income from operations	466	362	867	1,168

Other income	25	18	55	57

Interest and related charges:
Interest expense-junior subordinated notes payable to affiliated trust	8	-	23	-
Interest expense-other	64	55	182	186
Distributions-mandatorily redeemable trust preferred securities	-	7	-	22
Total interest and related charges	72	62	205	208

Income before income taxes	419	318	717	1,017
Income tax expense	160	118	277	377
Income before cumulative effect of changes in accounting principles	259	200	440	640
Cumulative effect of changes in accounting principles (net of income taxes of $51)	-	-	-	84
Net Income	259	200	440	724
Preferred dividends	4	4	12	12
Balance available for common stock	$ 255	$ 196	$ 428	$ 712

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2004	December 31, 2003(1)
	(millions)
ASSETS

Current Assets
Cash and cash equivalents	$ 29	$ 46
Customer accounts receivable (net of allowance of $12 in 2004 and $9 in 2003)	1,319	1,581
Other accounts receivable	52	67
Receivables from affiliates	39	81
Inventories	530	496
Derivative assets	1,718	1,096
Margin deposit assets	77	41
Prepayments	25	56
Other	65	66
Total current assets	3,854	3,530

Investments
Nuclear decommissioning trust funds	1,050	1,010
Other	22	39
Total investments	1,072	1,049

Property, Plant and Equipment
Property, plant and equipment	19,585	19,129
Accumulated depreciation and amortization	(7,693)	(7,391)
Net property, plant and equipment	11,892	11,738

Deferred Charges and Other Assets
Regulatory assets	385	438
Derivative assets	249	227
Other	292	334
Total deferred charges and other assets	926	999

Total assets	$17,744	$17,316

________________

(1)   The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
	September 30, 2004	December 31, 2003(1)
	(millions)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Securities due within one year	$ 82	$ 325
Short-term debt	348	717
Accounts payable, trade	953	1,282
Payables to affiliates	104	138
Affiliated current borrowings	689	154
Accrued interest, payroll and taxes	277	202
Derivative liabilities	1,760	1,123
Other	182	284
Total current liabilities	4,395	4,225

Long-Term Debt
Long-term debt	4,257	4,112
Junior subordinated notes payable to affiliated trust	412	412
Notes payable-other affiliates	220	220
Total long-term debt	4,889	4,744

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,208	2,044
Asset retirement obligations	770	740
Derivative liabilities	265	393
Regulatory liabilities	383	374
Other	154	126
Total deferred credits and other liabilities	3,780	3,677
Total liabilities	13,064	12,646

Commitments and Contingencies (see Note 9)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder's Equity
Common stock-no par value, 300,000 shares authorized; 177,932 shares outstanding	2,888	2,888
Other paid-in capital	39	38
Retained earnings	1,412	1,405
Accumulated other comprehensive income	84	82
Total common shareholder's equity	4,423	4,413

Total liabilities and shareholder's equity	$17,744	$17,316

_______________

(1)   The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2004	2003
	(millions)
Operating Activities
Net Income	$ 440	$ 724
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principles, net of income taxes	-	(84)
Depreciation and amortization	432	397
Deferred income taxes and investment tax credits, net	176	229
Deferred fuel expenses, net	60	(180)
Net unrealized (gains) losses on energy-related derivatives held for trading purposes	54	(59)
Changes in:
Accounts receivable	278	39
Affiliated accounts receivable and payable	8	32
Inventories	(34)	(57)
Accounts payable, trade	(329)	(137)
Accrued interest, payroll and taxes	75	85
Margin deposit assets and liabilities	(24)	3
Prepayments	31	24
Other operating assets and liabilities	(77)	78
Net cash provided by operating activities	1,090	1,094

Investing Activities
Plant construction and other property additions	(504)	(656)
Nuclear fuel	(63)	(75)
Purchases of securities	(215)	(177)
Proceeds from sales of securities	182	141
Other	20	(4)
Net cash used in investing activities	(580)	(771)

Financing Activities
Repayment of short-term debt, net	(369)	(107)
Issuance of affiliated current borrowings, net	534	42
Issuance of long-term debt	-	400
Repayment of long-term debt	(259)	(236)
Common stock dividend payments	(421)	(451)
Other	(12)	(15)
Net cash used in financing activities	(527)	(367)

Decrease in cash and cash equivalents	(17)	(44)
Cash and cash equivalents at beginning of period	46	132
Cash and cash equivalents at end of period	$ 29	$ 88

Supplemental Cash Flow Information
Assumption of debt related to the acquisition of a non-utility generating facility	$ 134	-

_______________

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Virginia Electric and Power Company (the Company), a Virginia public service company, is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company is a regulated public utility that generates, transmits and distributes electricity within a 30,000 square-mile area in Virginia and northeastern North Carolina. It serves approximately 2.3 million retail customer accounts, including governmental agencies, and wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia's total land area but accounts for over 80% of its population. The Company has trading relationships beyond the geographic limits of its retail service territory and buys and sells natural gas, electricity and other energy-related commodities.

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

In the opinion of the Company's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2004, its results of operations for the three and nine months ended September 30, 2004 and 2003, and its cash flows for the nine months ended September 30, 2004 and 2003.

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

The accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Company and all majority-owned subsidiaries, and those variable interest entities (VIEs) where the Company has been determined to be the primary beneficiary.

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

Note 3. Recently Adopted Accounting Standards

2004

FIN 46R

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) for its interests in VIEs that are not considered special purpose entities on March 31, 2004. FIN 46R addresses the identification and consolidation of VIEs, which are entities that are not controllable through voting interests or in which the VIEs' equity investors do not bear the residual economic risks and rewards. There was no impact on the Company's results of operations or financial position related to this adoption.

As described in Note 20 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company is a party to long-term contracts for purchases of electric generation capacity and energy from qualifying facilities and independent power producers. Certain variable pricing terms in some of these contracts cause them to be considered potential variable interests that require evaluation under the provisions of FIN 46R. If a power generator that holds one of these specific types of contracts is determined to be a VIE and the Company is determined to be the primary beneficiary, the Company would be required to consolidate the entity in its financial statements. Consolidation of one of these potential VIEs would primarily result in the addition of property, plant and equipment, long-term debt and minority interest to the Company's balance sheet. The impact on the Company's consolidated results of operations would be that purchased energy and capacity expenses attributable to the long-term contract with the VIE would be replaced by the VIE's operations, maintenance and interest expense. The VIE's results of operations would be reported as income attributable to a minority interest, and would not affect the Company's net income. Long-term debt of these potential VIEs, even if consolidated, would be nonrecourse to the Company.

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

Although limited information has been made available in certain instances, the Company has not obtained the requested information from the other nine potential VIEs. The Company will continue its efforts to obtain information and will complete an evaluation of its relationship with each of these potential VIEs, if sufficient information is ultimately obtained.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company has remaining purchase commitments under contracts with these ten potential VIEs of $4.5 billion at September 30, 2004. The Company purchased $167 million and $154 million of electric generation capacity and energy from these entities in the quarters ended September 30, 2004 and 2003, respectively, and $498 million and $482 in the nine-month periods ended September 30, 2004 and 2003, respectively. The Company's exposure to losses from its involvement with these entities cannot be determined since losses, if any, would be represented by either: 1) the difference between (a) the amount payable by the Company for energy and capacity under the long-term contract and (b) amounts recoverable through regulated electric sales or wholesale market transactions; or 2) if the potential VIE supplier fails to perform, any amount paid by the Company to obtain replacement energy and capacity in excess of the amounts otherwise payable under the long-term contract with the potential VIE supplier entity.

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

Note 4.     Recently Issued Accounting Standards

EITF 03-1

In accordance with FASB Staff Position (FSP) EITF 03-1-1, the Company delayed its adoption of the recognition and measurement provisions of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for evaluating and recognizing other-than-temporary impairments for certain investments in debt and equity securities. This delay will be in effect until the FASB reaches a final conclusion on issues raised in the proposed FSP 03-1-a, which relates primarily to implementation issues concerning certain types of debt securities.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Pending the adoption of any new guidance that may be finalized in the future, the Company has continued to evaluate its available-for-sale securities for other-than-temporary impairment based on the accounting policy as described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In addition to issues being addressed by the FASB in FSP 03-1-a, the Company and other entities in the electric industry have sought additional guidance from the FASB concerning the proper application of EITF 03-1 to debt and equity securities held in nuclear decommissioning trusts. Given the delayed effective date and the request for additional guidance as described above, the Company cannot predict what the initial or ongoing impact of applying EITF 03-1 to its nuclear decommissioning trust investments may have on its results of operations and financial condition at this time.

Note 5. Operating Revenue

The Company's operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Regulated electric sales	$1,455	$1,383	$4,011	$3,742
Other(1)	204	135	297	502
Total operating revenue	$1,659	$1,518	$4,308	$4,244

_______________

(1)   Includes non-regulated electric sales, non-regulated gas sales and other revenue.

Note 6. Comprehensive Income

The following table presents total comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Net income	$259	$200	$440	$724
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(5)	2	4	11
Other(1)	1	5	(2)	29
Other comprehensive income (loss)	(4)	7	2	40
Total comprehensive income	$255	$207	$442	$764

________________

(1)   Represents primarily unrealized gains and losses on investments held in nuclear decommissioning trusts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Portion of gains on hedging instruments determined to be ineffective and included in net income-fair value hedges	$ 3	-	$ 4	-
Portion of losses on hedging instruments attributable to changes in differences between spot prices and forward prices excluded from measurement of effectiveness and included in net income-fair value hedges	(9)	-	(12)	-

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income in the Consolidated Balance Sheet at September 30, 2004:

	Accumulated Other Comprehensive Income (Loss) After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
	(millions)
Commodities-Gas	$ (2)	$(2)	9 months
Interest rate	1	-	133 months
Foreign currency	25	5	38 months
Total	$24	$ 3

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

At September 30, 2004, total outstanding commercial paper supported by the credit facilities was $348 million, all of which were the Company's borrowings. At September 30, 2004, total outstanding letters of credit supported by the credit facilities were $148 million, of which a total of $81 million was issued on behalf of an unregulated subsidiary of the Company. At September 30, 2004, capacity available under the two credit facilities was $1.75 billion.

Long-term Debt

In August 2004, in connection with the acquisition of a generating facility of UAE Mecklenburg Cogeneration LP (Mecklenburg), the Company assumed Mecklenburg's $109 million senior secured bonds and $25 million pollution control bonds. In October 2004, the Company offered to exchange $106 million of its 2004 Series A 7.25% senior notes due 2017 (the senior notes) for the outstanding Mecklenburg senior secured bonds, following the scheduled principal payment of $3 million. The senior notes have the same financial terms as the Mecklenburg senior secured bonds.

In the nine months ended September 30, 2004, the Company repaid $250 million of its 8% mortgage bonds due March 1, 2004.

Note 9. Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies as disclosed in Note 20 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, Notes 8 and 10 to the Consolidated Financial Statements in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, respectively, nor have any significant new matters arisen during the quarter ended September 30, 2004.

Environmental Matters

In March 2004, the State of North Carolina filed a petition under Section 126 of the Clean Air Act seeking the Environmental Protection Agency (EPA) to impose additional nitrogen oxide (NOx) and sulfur dioxide (SO2) reductions from electrical generating units in thirteen states, claiming emissions from the electrical generating units in those states are contributing to air quality problems in North Carolina. The Company has electrical generating units in two of the states. The issues raised by North Carolina are already being addressed by the EPA in current regulatory initiatives. The EPA is expected to respond to the petition later this year. Given the highly uncertain outcome and timing of future action, if any, by the EPA on this issue, the Company cannot predict the financial impact, if any, on its operations at this time.

In July 2004, the EPA published new regulations that govern existing utilities that employ a cooling water intake structure, and whose flow levels exceed a minimum threshold. The EPA's rule presents several compliance options. The Company is evaluating information from certain of its power stations and expects to spend approximately $14 million over the next 4 years conducting studies and technical evaluations. The Company cannot predict the outcome of the EPA regulatory process or state with any certainty what specific controls may be required.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Surety Bonds

At September 30, 2004, the Company had purchased $10 million of surety bonds for various purposes, including providing worker compensation coverage and obtaining licenses, permits and rights-of-way. Under the terms of surety bonds, the Company is obligated to indemnify the respective surety bond company for any amounts paid.

Restructuring of a Contract with a Non-Utility Generating Facility

In August 2004, the Company paid $42 million in cash and assumed $134 million in debt in connection with the termination of a long-term power purchase agreement and acquisition of the related generating facility used by Mecklenburg, a non-utility generator, to provide electricity to the Company. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair values as of the date of acquisition. In connection with the termination of the agreement, the Company recorded a net gain of $34 million ($21 million after-tax), which resulted from a loss of $133 million related to terminating the agreement that was more than offset by the reversal of a $167 million liability representing the remaining balance related to the fair value of the Mecklenburg agreement recorded in October 2003 upon adoption of SFAS No. 133 Implementation Issue No. C20, Interpretation of the Meaning of "Not Clearly and Closely Related" in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature, (Issue C20). The power purchase agreement, which contained pricing terms linked to a broad market index, was required to be recorded at fair value upon adoption of Issue C20; however, since it qualified as a normal purchase and sale contract, no further changes in its fair value were recognized.

Note 10. Credit Risk

The Company sells electricity and provides distribution and transmission services to a diverse group of customers, including residential, commercial and industrial customers as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. In addition, the Company enters into contracts with various companies in the energy industry for purchases and sales of energy-related commodities, including natural gas and electricity in its energy trading and risk management activities. The Company's exposure to credit risk is concentrated primarily within its energy trading and risk management activities, as the Company transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At September 30, 2004, gross credit exposure related to these transactions totaled $424 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, the Company's credit exposure totaled $411 million. Of this amount, investment grade counterparties represented 97% and no single counterparty exceeded 16%. The credit exposure amounts exclude amounts receivable from affiliated companies.

As of September 30, 2004 and December 31, 2003, the Company had margin deposit assets of $77 million and $41 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $13 million and $1 million, respectively.

Note 11. Related Party Transactions

The Company engages in related party transactions primarily with other Dominion subsidiaries. The Company's accounts receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. The significant related party transactions are disclosed below.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The affiliated transactions are presented below:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Purchases of natural gas, gas transportation and storage services from affiliates	$219	$185	$864	$484
Sales of natural gas to affiliates	158	171	517	510
Sales of electricity to affiliates	-	5	-	10
Net realized gains (losses) on affiliated commodity derivative contracts	(4)	4	(13)	(21)

The Company's Consolidated Balance Sheets included derivative assets of $136 million and $86 million with Dominion subsidiaries at September 30, 2004 and December 31, 2003, respectively, and derivative liabilities of $56 million and $65 million with Dominion subsidiaries at September 30, 2004 and December 31, 2003, respectively.

Dominion Resources Services, Inc., a subsidiary of Dominion, provides accounting, legal and certain administrative and technical services to the Company. The Company recognized expenses of $74 million and $70 million in the third quarters of 2004 and 2003, respectively, and $210 million and $222 million in the first nine months of 2004 and 2003, respectively, in other operations and maintenance expense related to these services. The Company provided certain services to affiliates, including charges for facilities and equipment usage, which totaled $7 million in the third quarters of both 2004 and 2003, and $20 million and $21 million in the nine months ended September 30, 2004 and 2003, respectively.

Transactions with Dominion

As of September 30, 2004 and December 31, 2003, the Company has borrowed funds from Dominion under a short-term demand note of $689 million and $154 million, respectively, and a long-term note of $220 million for both periods. Interest charges incurred by the Company related to these borrowings were $3 million and $7 million in the three and nine months ended September 30, 2004, respectively. Interest charges were not material in the three and nine months ended September 30, 2003.

Transactions with Other Related Parties

An unregulated subsidiary of the Company, at its sole discretion, has provided $8 million at both September 30, 2004 and December 31, 2003 of cash collateral to third parties on behalf of several of its natural gas supply customers. For this and other financial support services, the unregulated subsidiary receives fees and has a security interest in the customers' assets. The arrangements terminate at various dates beginning in 2005 through 2007, subject to periodic renewal thereafter unless terminated by either party.

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

	Generation	Energy	Delivery	Corporate and Other	Consolidated Total
	(millions)
Three Months Ended September 30, 2004
Operating revenue	$1,107	$225	$325	$ 2	$1,659
Net income	135	7	95	22	259

Three Months Ended September 30, 2003
Operating revenue	$1,025	$178	$314	$ 1	$1,518
Net income (loss)	160	29	93	(82)	200

Nine Months Ended September 30, 2004
Operating revenue	$3,055	$360	$887	$ 6	$4,308
Net income (loss)	283	(100)	234	23	440

Nine Months Ended September 30, 2003
Operating revenue	$2,784	$610	$846	$ 4	$4,244
Net income (loss)	333	172	222	(3)	724

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

The Company makes forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other risks that may cause actual results to differ from predicted results are set forth in Risk Factors and Cautionary Statements That May Affect Future Results.

The Company bases its forward-looking statements on management's beliefs and assumptions using information available at the time the statements are made. The Company cautions the reader not to place undue reliance on its forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. The Company undertakes no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2004, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The policies disclosed included the accounting for: derivative contracts at fair value; long-lived asset impairment testing; asset retirement obligations and regulated operations.

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

Results of Operations

Presented below is a summary of contributions by the Company's operating segments to its net income:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Generation	$135	$160	$283	$333
Energy	7	29	(100)	172
Delivery	95	93	234	222
Corporate and Other	22	(82)	23	(3)
Consolidated net income	$259	$200	$440	$724

Overview

Third Quarter Ended September 30, 2004 vs. 2003

Net income increased 30% to $259 million for the third quarter ended September 30, 2004, as compared to 2003, primarily reflecting:

  A lower contribution from regulated generation operations, primarily due to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates, and comparably milder weather. These decreases were partially offset by a reduction in capacity expenses due to the termination of certain long-term power purchase contracts and an increase in regulated electric sales revenue as a result of customer growth; and

  A lower contribution from energy trading and risk management activities, resulting primarily from the effects of unfavorable price changes on electric trading margins, losses related to certain natural gas contracts held in connection with management of storage and transportation agreements and net losses associated with a portfolio of financial derivatives held by the Clearinghouse as economic hedges for a portion of Dominion's 2004 natural gas production, partially offset by favorable margins in coal trading.

The third quarter results were also impacted by the following specific items reported in the Corporate and Other segment:

2004

  A $34 million ($21 million after-tax) benefit from the termination of a long-term power purchase contract.

2003

  A $129 million ($80 million after-tax) charge associated with restoration activities related to Hurricane Isabel.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Nine Months Ended September 30, 2004 vs. 2003

Net income decreased 39% to $440 million for the nine months ended September 30, 2004, as compared to 2003, primarily reflecting:

  A lower contribution from regulated generation operations, primarily due to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. The higher fuel costs were partially offset by a reduction in capacity expenses due to the termination of certain long-term power purchase contracts and an increase in regulated electric sales revenue due to customer growth and comparably favorable weather;

  A net loss from energy trading and risk management activities, resulting primarily from the effects of unfavorable price changes on electric trading margins, the transfer of certain wholesale electric contracts to a Dominion subsidiary in October 2003, comparatively lower price volatility on natural gas option positions, losses related to certain natural gas contracts held in connection with management of storage and transportation agreements and net losses associated with a portfolio of financial derivatives held by the Clearinghouse as economic hedges for a portion of Dominion's 2004 natural gas production, partially offset by favorable margins in coal trading; and

  A higher contribution from distribution operations, primarily resulting from customer growth, comparably favorable weather and an increase in regulated electric sales revenue due to lost revenue in September 2003 associated with outages related to Hurricane Isabel.

The nine-month results were also impacted by the following specific items reported in the Corporate and Other segment:

2004

  A $34 million ($21 million after-tax) benefit from the termination of a long-term power purchase contract; and

  An $18 million ($11 million after-tax) benefit to adjust expenses accrued in 2003 associated with restoration activities related to Hurricane Isabel; partially offset by

  A $12 million ($7 million after-tax) charge related to an agreement to settle a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

2003

  A $129 million ($80 million after-tax) charge associated with restoration activities related to Hurricane Isabel; and

  An $8 million ($5 million after-tax) charge for severance costs associated with workforce reductions; partially offset by

  An $84 million net after-tax gain, representing the cumulative effect of changes in accounting principles, resulting from the adoption of two new accounting standards on January 1, 2003:

    $139 million after-tax gain (SFAS No. 143); and

    $55 million after-tax loss (EITF 02-3).

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations

Presented below are selected amounts related to the Company's results of operations:
	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Operating Revenue
Regulated electric sales	$1,455	$1,383	$4,011	$3,742
Other	204	135	297	502
Operating Expenses
Electric fuel and energy purchases, net	492	387	1,369	1,073
Purchased electric capacity	139	152	421	463
Other purchased energy commodities	180	72	416	214
Other operations and maintenance	219	389	737	849
Depreciation and amortization	126	115	369	344
Other taxes	37	41	129	133
Other income	25	18	55	57
Interest and related charges	72	62	205	208
Income tax expense	160	118	277	377
Cumulative effect of changes in accounting principles (net of income taxes)	-	-	-	84

An analysis of the Company's results of operations for the third quarter and nine months ended September 30, 2004, as compared to the same periods of 2003 follows:

Third Quarter Ended September 30, 2004 vs. 2003

Operating Revenue

Regulated electric sales revenue increased 5% to $1.5 billion, primarily reflecting:

  A $54 million increase due to the impact of a comparatively higher fuel rate. The rate increase resulted from the settlement of a fuel rate case in December 2003;

  An $18 million increase due to lost revenue in September 2003 associated with outages related to Hurricane Isabel; and

  A $14 million increase associated with new customer connections; partially offset by

  A $34 million decrease associated with comparably milder weather.

Other revenue increased 51% to $204 million, primarily reflecting a $122 million increase in coal sales revenue, partially offset by:

  A $23 million decrease in non-regulated electric sales revenue from energy trading and risk management activities, resulting primarily from unfavorable price changes on derivative contracts and the transfer of certain wholesale electric contracts to a Dominion subsidiary in October 2003; and

  A $38 million decrease in non-regulated gas sales revenue from energy trading and risk management activities, resulting primarily from losses related to certain natural gas contracts held in connection with management of storage and transportation agreements and net losses associated with a portfolio of financial derivatives held by the Clearinghouse as economic hedges for a portion of Dominion's 2004 natural gas production.

  The increase in coal sales revenue was partially offset by an increase in the cost of coal purchased for resale reported in Other Purchased Energy Commodities Expense.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Expenses and Other Items

Electric fuel and energy purchases, net expense increased 27% to $492 million, primarily reflecting:

  A $114 million increase related to regulated generation operations due primarily to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. The increase also reflected higher average commodity prices in the current quarter; partially offset by

  A $9 million decrease primarily associated with the transfer of certain wholesale electric contracts to a Dominion subsidiary in October 2003.

Purchased electric capacity expense decreased 9% to $139 million, primarily resulting from the termination of certain long-term power purchase contracts.

Other purchased energy commodities expense increased 150% to $180 million, primarily reflecting an increase in the cost of coal purchased for resale.

Other operations and maintenance expense decreased 44% to $219 million, primarily reflecting a $129 million charge recognized in September 2003 associated with restoration activities related to Hurricane Isabel and a $34 million benefit from the termination of a long-term power purchase contract in 2004.

Depreciation and amortization expense increased 10% to $126 million, due to incremental expense resulting from property additions, including the consolidation of a special purpose lessor entity as a result of adopting FIN 46R on December 31, 2003.

Interest and related charges increased 16% to $72 million, primarily reflecting the favorable resolution in 2003 of previously outstanding income tax issues.

Nine Months Ended September 30, 2004 vs. 2003

Operating Revenue

Regulated electric sales revenue increased 7% to $4.0 billion, primarily reflecting:

  A $179 million increase due to the impact of a comparatively higher fuel rate on increased volumes. The rate increase resulted from the settlement of a fuel rate case in December 2003;

  A $37 million increase associated with new customer connections;

  A $21 million increase associated with comparably favorable weather; and

  An $18 million increase due to lost revenue in September 2003 associated with outages related to Hurricane Isabel.

Other revenue decreased 41% to $297 million, primarily reflecting:

  A $227 million decrease in non-regulated electric sales revenue from energy trading and risk management activities, resulting primarily from unfavorable price changes on derivative contracts and the transfer of certain wholesale electric contracts to a Dominion subsidiary in October 2003; and

  A $228 million decrease in non-regulated gas sales revenue from energy trading and risk management activities, resulting primarily from comparatively lower price volatility on natural gas option positions, losses related to certain natural gas contracts held in connection with management of storage and transportation agreements and net losses associated with a portfolio of financial derivatives held by the Clearinghouse as economic hedges for a portion of Dominion's 2004 natural gas production; partially offset by

  A $245 million increase in coal sales revenue. The increase in coal sales revenue was partially offset by an increase in cost of coal purchased for resale reported in Other Purchased Energy Commodities Expense.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Expenses and Other Items

Electric fuel and energy purchases, net expense increased 28% to $1.4 billion, primarily reflecting:

  A $336 million increase related to regulated generation operations due primarily to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates. The increase also reflected higher volumes in the nine-month period; partially offset by

  A $40 million decrease primarily associated with the transfer of certain wholesale electric contracts to a Dominion subsidiary in October 2003.

Purchased electric capacity expense decreased 9% to $421 million, primarily resulting from the termination of certain long-term power purchase contracts.

Other purchased energy commodities expense increased 94% to $416 million, primarily reflecting an increase in the cost of coal purchased for resale.

Other operations and maintenance expense decreased 13% to $737 million, primarily reflecting:

  A $129 million decrease from a charge recognized in September 2003 associated with restoration activities related to Hurricane Isabel;

  A $34 million benefit from the termination of a long-term power purchase contract in 2004;

  An $18 million benefit recorded in 2004 to adjust expenses accrued in 2003 associated with restoration activities related to Hurricane Isabel; and

  An $8 million decrease due to severance costs for workforce reductions recognized in 2003; partially offset by

  A $12 million charge related to an agreement to settle a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor in 2004.

Depreciation and amortization expense increased 7% to $369 million, due to incremental expense resulting from property additions, including the consolidation of a special purpose lessor entity as a result of adopting FIN 46R on December 31, 2003.

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

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Net income contribution	$135	$160	$283	$333

Electricity sold (million mwhrs)	21	21	60	58

_______________

mwhrs = megawatt hours

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting the Generation segment's operating results:
	Third Quarter Ended September 30, 2004 vs. 2003 Increase (Decrease)	Nine Months Ended September 30, 2004 vs. 2003 Increase (Decrease)
	(millions)
Fuel expenses in excess of rate recovery	$(44)	$(106)
Weather	(14)	8
Customer growth	6	15
Lost revenue due to Hurricane Isabel	7	7
Capacity expenses	6	20
Depreciation and amortization expense	(6)	(16)
2003 fuel rate case settlement	9	9
Other	11	13
Change in net income contribution	$(25)	$ (50)

The Generation segment's net income decreased $25 million and $50 million for the third quarter and nine months ended September 30, 2004, respectively, as compared to 2003, primarily reflecting the following:

  Higher fuel expenses due primarily to the elimination of fuel deferral accounting for the Virginia jurisdiction, which resulted in the recognition of fuel expenses in excess of amounts recovered in fixed fuel rates;

  A negative impact on regulated electric sales revenue from comparably milder weather in the current quarter, versus comparably favorable weather for the nine-month period;

  An increase in regulated electric sales revenue due to customer growth in the electric franchise service area, primarily in residential and commercial customer connections;

  An increase in regulated electric sales revenue due to lost revenue in September 2003 associated with outages related to Hurricane Isabel;

  Reduced purchased power capacity expenses, primarily due to the termination of certain long-term power purchase contracts in November 2003 and August 2004;

  Higher depreciation and amortization expenses, reflecting property additions, including the consolidation of a special purpose lessor entity upon the adoption of FIN 46R on December 31, 2003;

  A charge incurred in December 2003 for the partial write-off of the deferred fuel balance associated with a fuel rate case settlement; and

  Other factors including the impact of economic conditions on customer usage.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Energy Segment

The Energy segment includes the Company's electric transmission operations and its energy trading and risk management activities (Clearinghouse).

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Net income (loss)	$7	$29	$(100)	$172

Presented below, on an after-tax basis, are the key factors impacting the Energy segment's operating results:

	Third Quarter Ended September 30, 2004 vs. 2003 Increase (Decrease)	Nine Months Ended September 30, 2004 vs. 2003 Increase (Decrease)
	(millions)
Energy trading and risk management activities	$ (5)	$(251)
Economic hedges	(13)	(13)
Electric transmission margins	(5)	(9)
Other	1	1
Change in net income contribution	$(22)	$(272)

The Energy segment's net income decreased $22 million and $272 million for the third quarter and nine months ended September 30, 2004, respectively, as compared to 2003, primarily reflecting:

  A net loss from energy trading and risk management activities in 2004, resulting primarily from the effects of unfavorable price changes on electric trading margins, the transfer of certain wholesale electric contracts to a Dominion subsidiary in October 2003, comparatively lower price volatility on natural gas option positions and losses related to certain natural gas contracts held in connection with management of storage and transportation agreements, partially offset by favorable margins in coal trading;

  A decrease attributable to net losses associated with a portfolio of financial derivatives held by the Clearinghouse as economic hedges for a portion of Dominion's 2004 natural gas production; and

  Lower electric transmission margins, primarily due to decreased wheeling revenue.

Delivery Segment

The Delivery segment includes the Company's electric distribution and customer service operations.

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Net income contribution	$95	$93	$234	$222

Electricity delivered to utility customers (million mwhrs)	21	21	60	58

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting the Delivery segment's operating results:

	Third Quarter Ended September 30, 2004 vs. 2003 Increase (Decrease)	Nine Months Ended September 30, 2004 vs. 2003 Increase (Decrease)
	(millions)
Weather	$(6)	$ 4
Customer growth	3	7
Lost revenue due to Hurricane Isabel	3	3
Other	2	(2)
Change in net income contribution	$ 2	$12

The Delivery segment's net income increased $2 million and $12 million for the third quarter and nine months ended September 30, 2004, respectively, as compared to 2003, primarily reflecting the following:

  A negative impact on regulated electric sales revenue from comparably milder weather in the current quarter, versus comparably favorable weather for the nine-month period;

  An increase in regulated electric sales revenue due to customer growth in the electric franchise service area, primarily reflecting new residential customers; and

  An increase in regulated electric sales revenue due to lost revenue in September 2003 associated with outages related to Hurricane Isabel.

Corporate and Other

The Corporate and Other segment includes the Company's corporate and other functions. Presented below are the Corporate and Other segment's after-tax operating results:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(millions)
Net income (loss)	$22	$(82)	$23	$(3)

Third Quarters Ended September 30, 2004 and 2003

The Corporate and Other segment reported a net benefit of $22 million and a net loss of $82 million, primarily attributable to its operating segments for the third quarters ended September 30, 2004 and 2003, respectively.

The net benefit of $22 million recognized in 2004 primarily reflected a $34 million ($21 million after-tax) benefit from the termination of a long-term power purchase contract (Generation).

The net loss of $82 million recognized in 2003 primarily reflected a $129 million ($80 million after-tax) charge associated with restoration activities related to Hurricane Isabel: $127 million (Delivery), $1 million (Generation) and $1 million (Energy).

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Nine Months Ended September 30, 2004 and 2003

The Corporate and Other segment reported a net benefit of $23 million and a net loss of $3 million, primarily attributable to its operating segments for the nine months ended September 30, 2004 and 2003, respectively.

The net benefit of $23 million recognized in 2004 primarily reflected:

  A $34 million ($21 million after-tax) benefit from the termination of a long-term power purchase contract (Generation); and

  An $18 million ($11 million after-tax) benefit to adjust expenses accrued in 2003 associated with restoration activities related to Hurricane Isabel (Delivery); partially offset by

  A $12 million ($7 million after-tax) charge related to an agreement to settle a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor (Energy).

The net loss of $3 million recognized in 2003 primarily reflected:

  A $129 million ($80 million after-tax) charge associated with restoration activities related to Hurricane Isabel: $127 million (Delivery), $1 million (Generation) and $1 million (Energy); and

  An $8 million ($5 million after-tax) charge of severance costs for workforce reductions: $3 million (Generation) and $5 million (Delivery); partially offset by

  An $84 million net after-tax gain representing the cumulative effect of adopting two new accounting standards on January 1, 2003, including:

    A $139 million after-tax net gain (SFAS No. 143): $140 million after-tax gain (Generation) and $1 million after-tax loss (Delivery); and

    A $55 million after-tax loss (EITF 02-3) (Energy).

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

A summary of the changes in the unrealized gains and losses recognized for the Company's energy-related derivative instruments held for trading purposes follows:

Nine Months Ended September 30, 2004
(millions)
Net unrealized loss at December 31, 2003	$ (45)
Contracts realized or otherwise settled during the period	54
Net unrealized gain at inception of contracts initiated during the period	-
Other changes in fair value	(108)
Changes in valuation techniques	-
Net unrealized loss at September 30, 2004	$ (99)

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The balance of net unrealized gains and losses recognized for the Company's energy-related derivative instruments held for trading purposes at September 30, 2004 is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
					In Excess
	Less Than	1-2	2-3	3-5	of 5
	1 Year	Years	Years	Years	Years	Total
	(millions)
Source of Fair Value:
Actively quoted(1)	$(82)	$(12)	$ 5	$-	-	$(89)
Other external sources(2)	-	(4)	(7)	1	-	(10)
Models and other valuation methods(3)	-	-	-	-	-	-
Total	$(82)	$(16)	$(2)	$ 1	-	$(99)

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

Cash Provided By Operations

As presented on the Company's Consolidated Statements of Cash Flows, net cash flows from operating activities were $1 billion during both nine-month periods ended September 30, 2004 and 2003. Management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow current dividends payable to Dominion.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Cash Used In Investing Activities

During the nine months ended September 30, 2004, investing activities resulted in a net cash outflow of $580 million. The significant investing activities included $504 million for the construction and expansion of generation facilities (see details below) and $63 million for nuclear fuel expenditures:

  $191 million on generation-related projects, including environmental upgrades and routine capital improvements;

  $87 million on transmission-related projects, reflecting construction and improvements;

  $208 million on distribution-related projects, reflecting routine capital improvements and expenditures associated with new connections; and

  $18 million for other general and information technology projects.

Investing activities for the nine months ended September 30, 2004 also included $215 million for purchases of securities and $182 million from sales of securities related to investments held in the Company's nuclear decommissioning trusts.

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

As presented on the Company's Consolidated Statements of Cash Flows, net cash flows used in financing activities were $527 million for the nine months ended September 30, 2004.

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

At September 30, 2004, total outstanding commercial paper supported by the credit facilities was $348 million, all of which were the Company's borrowings. Commercial paper borrowings are used primarily to fund working capital requirements and may vary significantly during the course of the period, depending upon the timing and amount of cash requirements not satisfied by cash provided by operations.

At September 30, 2004, total outstanding letters of credit supported by the credit facilities were $148 million, of which a total of $81 million was issued on behalf of an unregulated subsidiary of the Company.

At September 30, 2004, capacity available under the two credit facilities was $1.75 billion.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Borrowings from Parent

As of September 30, 2004, the Company has borrowed funds from Dominion totaling $689 million under a short-term demand note and $220 million under a long-term note. Interest charges incurred by the Company related to these borrowings were $3 million and $7 million in the three and nine months ended September 30, 2004, respectively.

Long-term Debt

In August 2004, in connection with the acquisition of a generating facility of Mecklenburg, the Company assumed Mecklenburg's $109 million senior secured bonds and $25 million pollution control bonds. In October 2004, the Company offered to exchange $106 million of its 2004 Series A 7.25% senior notes due 2017 (the senior notes) for the outstanding Mecklenburg senior secured bonds, following the scheduled principal payment of $3 million. The senior notes have the same financial terms as the Mecklenburg senior secured bonds.

In the nine months ended September 30, 2004, the Company repaid $250 million of its 8% mortgage bonds due March 1, 2004.

Amounts Available under Shelf Registrations

At September 30, 2004, the Company had $670 million of available capacity under currently effective shelf registrations with the SEC that would permit the Company to issue debt and preferred securities to meet future capital requirements.

Credit Ratings and Debt Covenants

In Credit Ratings and Debt Covenants of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company discussed its use of capital markets and the impact of credit ratings on the accessibility and costs of using these markets, as well as various covenants present in the enabling agreements underlying the Company's debt. As of September 30, 2004, there have been no changes in the Company's credit ratings nor changes to or events of default under the Company's debt covenants.

Credit Risk

The Company's exposure to potential concentrations of credit risk results primarily from its energy trading and risk management activities. Presented below is a summary of the Company's gross and net credit exposure as of September 30, 2004 for these activities. The credit exposure amounts presented exclude amounts receivable from affiliated companies. The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$201	$12	$189
Non-investment grade(2)	4	1	3
No external ratings:
Internally rated-investment grade(3)	210	-	210
Internally rated-non-investment grade(4)	9	-	9
Total	$424	$13	$411

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
(3) The five largest counterparty exposures, combined, for this category, represented approximately 38% of the total gross credit exposure.
(4) The five largest counterparty exposures, combined, for this category, represented approximately 2% of the total gross credit exposure.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Future Cash Payments for Contractual Obligations

As of September 30, 2004, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

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

The Company has made filings with both the Virginia State Corporation Commission (Virginia Commission) and North Carolina Utilities Commission (North Carolina Commission) requesting authorization to become a member of PJM. In October 2004, the Company filed a settlement agreement with the Virginia Commission resolving most of the issues raised by interested parties in the proceeding and hearings were held to address the remaining issues. The North Carolina Commission evidentiary hearing scheduled for October 2004 was postponed. A new hearing date has not been set at this time.

In October 2004, FERC issued an order conditionally approving the Company's application to join PJM. In its order, FERC determined that: (i) the Company's proposed transmission rate treatment must conform to a regional transmission rate design, and (ii) the Company must assess all available evidence and determine whether the requested deferral of expenditures related to the establishment and operation of an RTO should be recorded as a regulatory asset until the end of the Virginia retail rate cap period. In a separate order issued in September 2004, FERC granted authority to the Company and its affiliates with market-based rate authority to charge market-based rates for sales of electric energy and capacity to loads located within the Company's service territory upon its integration into PJM.

North Carolina Regulatory Matter

In April 2004, the North Carolina Commission commenced an investigation into the Company's North Carolina base rates and subsequently ordered the Company to file a general rate case. The rate case was filed in September 2004 and a hearing was scheduled for February 2005. The Company cannot predict the outcome of this matter at this time.

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

Clearinghouse Trading and Marketing Operations

Management is currently evaluating its Clearinghouse trading and marketing operations and may decide to scale back or completely exit proprietary energy trading. Management is not at this time able to precisely estimate the financial impact of exiting proprietary energy trading. However, this could result in a change in the future expected earnings from the Clearinghouse and a reduced level of financial risk. A decision regarding proprietary energy trading is expected by year-end.

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the Act) was signed into law in October 2004 and has several provisions for energy companies including a deduction related to qualified production activities taxable income. Under the Act, qualified production activities include the Company's electric generation activities.

The FASB is currently reviewing the impact of the qualified production activities deduction on deferred taxes and is expected to issue guidance in the fourth quarter of 2004. Until this guidance is issued, the impact on the Company cannot be determined.

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

The Company is subject to complex government regulation that could adversely affect its operations. The Company's operations are subject to extensive federal, state and local regulation and may require numerous permits, approvals and certificates from various governmental agencies. The Company must also comply with environmental legislation and associated regulations. Management believes the necessary approvals have been obtained for the Company's existing operations and that its business is conducted in accordance with applicable laws. However, new laws or regulations, or the revision or reinterpretation of existing laws or regulations, may require the Company to incur additional expenses.

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

The Company is exposed to cost-recovery shortfalls because of capped base rates and amendments to the fuel factor statute in effect in Virginia for its regulated electric utility. Under the Virginia Restructuring Act, as amended in April 2004, the Company's base rates (excluding, generally, a fuel factor with limited adjustment provisions, and certain other allowable adjustments) remain unchanged until December 31, 2010 unless modified or terminated consistent with the Virginia Restructuring Act. Although the Virginia Restructuring Act allows for the recovery of certain generation-related costs during the capped rates periods, the Company remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, tax law changes, costs related to hurricanes or other weather events, inflation, the cost of obtaining replacement power during unplanned plant outages and increased capital costs. In addition, under the 2004 amendments to the Virginia fuel factor statute, the Company's current Virginia fuel factor provisions are locked-in until the earlier of July 1, 2007 or the termination of capped rates by order of the Virginia State Corporation Commission. The amendments provide for a one-time adjustment of the Company's fuel factor, effective July 1, 2007 through December 31, 2010, with no adjustment for previously incurred over-recovery or under-recovery, thus eliminating deferred fuel accounting. As a result, the Company is exposed to fuel price risk. This risk includes exposure to increased costs of fuel, including the energy portion of certain purchased power costs.

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

The use of derivative instruments could result in financial losses and liquidity constraints. The Company uses derivative instruments, including futures, forwards, options and swaps, to manage its commodity and financial market risks. In addition, the Company purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. In the future, the Company could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these contracts involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

For additional information concerning derivatives and commodity-based trading contracts, see "Quantitative and Qualitative Disclosures About Market Risk-Market Rate Sensitive Instruments and Risk Management" and Notes 2 and 7 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003.

The Company is exposed to market risks beyond its control in its energy clearinghouse operations. The Company's energy clearinghouse and risk management operations, including proprietary energy trading, are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. Many industry participants have experienced severe business downturns resulting in some companies exiting or curtailing their participation in the energy trading markets. This has led to a reduction in the number of trading partners and lower industry trading revenues. Declining creditworthiness of some of the Company's trading counterparties may limit the level of its trading activities with these parties and increase the risk that these parties may not perform under a contract.

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

Changing rating agency requirements could negatively affect the Company's growth and business strategy. As of September 30, 2004, the Company's senior secured debt was rated A-, stable outlook, by Standard & Poor's and A2, stable outlook, by Moody's. Both agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or change its business plans in ways that may adversely affect the Company's growth and earnings. A reduction in the Company's credit ratings by either Standard & Poor's or Moody's could increase the Company's borrowing costs and adversely affect operating results and could require it to post additional margin in connection with some of its trading and marketing activities.

Potential changes in accounting practices may adversely affect the Company's financial results. The Company cannot predict the impact future changes in accounting standards or practices may have on public companies in general, the energy industry or its operations specifically. New accounting standards could be issued that could change the way the Company records revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect the Company's reported earnings or could increase reported liabilities.

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

Commodity Price Risk-Trading Activities

As part of its strategy to market energy and to manage related risks, the Company manages a portfolio of commodity-based derivative instruments held for trading purposes. These contracts are sensitive to changes in the prices of natural gas, electricity and certain other commodities. The Company uses established policies and procedures to manage the risks associated with these price fluctuations and uses derivative instruments, such as futures, forwards, swaps and options, to mitigate risk by creating offsetting market positions. A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $70 million and $100 million in the fair value of its commodity-based financial derivatives held for trading purposes as of September 30, 2004 and December 31, 2003, respectively.

The impact of a change in energy commodity prices on the Company's trading derivative commodity instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled.

Commodity Price Risk-Non-Trading Activities

The Company manages the price risk associated with purchases and sales of natural gas and electricity by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of the Company's non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10% unfavorable change in market prices of the Company's non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $11 million and $6 million as of September 30, 2004 and December 31, 2003, respectively.

The impact of a change in energy commodity prices on the Company's non-trading commodity based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from derivative commodity instruments used for hedging purposes, to the extent realized, are substantially offset by recognition of the hedged transaction, such as revenue from sales.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
(Continued)

Interest Rate Risk

The Company manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. The Company also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at September 30, 2004 and December 31, 2003, a hypothetical 10% increase in market interest rates would increase annual interest expense by approximately $3 million for both periods.

Foreign Currency Exchange Risk

The Company manages its foreign currency exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, the Company's exposure to foreign currency risk for these purchases is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $11 million and $15 million in the fair value of currency forward contracts held by the Company at September 30, 2004 and December 31, 2003, respectively.

Investment Price Risk

The Company is subject to investment price risk due to marketable securities held as investments in nuclear decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. The Company recognized net realized gains (including investment income) in net income on nuclear decommissioning trust investments of $16 million for the nine months ended September 30, 2004 and $36 million for the year ended December 31, 2003. The Company recorded, in accumulated other comprehensive income, net unrealized losses on nuclear decommissioning trust investments of $3 million for the nine months ended September 30, 2004 and net unrealized gains on nuclear decommissioning trust investments of $100 million for the year ended December 31, 2003.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officers and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officers and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

On December 31, 2003, the Company adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its Consolidated Financial Statements the SPE described in Note 3 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003. The Consolidated Balance Sheet as of September 30, 2004 reflects $344 million of net property, plant and equipment and deferred charges and $370 million of related debt attributable to the SPE. As the SPE is owned by unrelated parties, the Company does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at these entities.

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

ITEM 6. EXHIBITS

(a) Exhibits:

3.1	Restated Articles of Incorporation, as in effect on October 28, 2003 (Exhibit 3.1, Form 10-Q for the quarter ended September 30, 2003, File No. 1-2255, incorporated by reference).
3.2	Bylaws, as amended, as in effect on April 28, 2000 (Exhibit 3, Form 10- Q for the period ended March 31, 2000, File No. 1-2255, incorporated by reference).
4

Virginia Electric and Power Company agrees to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of its total consolidated assets.

12.1	Ratio of earnings to fixed charges (filed herewith).
12.2	Ratio of earnings to fixed charges and preferred dividends (filed herewith).
31.1	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.4	Certification by Registrant's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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
VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 3, 2004	/s/ Steven A. Rogers Steven A. Rogers Vice President (Principal Accounting Officer)