Form 10-Q
period 2005-03-31
VIRGINIA ELECTRIC & POWER CO
filed 2005-05-04
CIK 103682

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

or

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

At March 31, 2005, the latest practicable date for determination, 198,047 shares of common stock, without par value, of the registrant were outstanding.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended March 31,
	2005	2004
	(millions)
Operating Revenue	$1,597	$1,301

Operating Expenses
Electric fuel and energy purchases, net	474	395
Purchased electric capacity	128	146
Purchased gas	40	31
Other purchased energy commodities	189	80
Other operations and maintenance-external	424	179
Other operations and maintenance-affiliated	75	70
Depreciation and amortization	131	120
Other taxes	46	46
Total operating expenses	1,507	1,067

Income from operations	90	234

Other income	17	12

Interest and related charges:
Interest expense	65	60
Interest expense-junior subordinated notes payable to affiliated trust	8	8
Total interest and related charges	73	68

Income before income taxes	34	178
Income tax expense	12	69
Net Income	22	109
Preferred dividends	4	4
Balance available for common stock	$ 18	$ 105

_______________
The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2005	December 31, 2004(1)
	(millions)
ASSETS

Current Assets
Cash and cash equivalents	$ 20	$ 2
Customer accounts receivable (net of allowance of $14 in 2005 and $13 in 2004)	1,146	1,289
Other accounts receivable	39	62
Receivables from affiliates	90	65
Inventories	439	554
Derivative assets	1,094	1,097
Other	240	238
Total current assets	3,068	3,307

Investments
Nuclear decommissioning trust funds	1,100	1,119
Other	22	22
Total investments	1,122	1,141

Property, Plant and Equipment
Property, plant and equipment	19,881	19,716
Accumulated depreciation and amortization	(7,834)	(7,706)
Total property, plant and equipment, net	12,047	12,010

Deferred Charges and Other Assets
Regulatory assets	364	361
Derivative assets	184	174
Other	310	325
Total deferred charges and other assets	858	860

Total assets	$17,095	$17,318

________________
(1)     The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
	March 31, 2005	December 31, 2004(1)
	(millions)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Securities due within one year	$ 620	$ 12
Short-term debt	310	267
Accounts payable, trade	768	799
Payables to affiliates	101	122
Affiliated current borrowings	307	645
Accrued interest, payroll and taxes	233	176
Derivative liabilities	1,389	1,304
Other	192	235
Total current liabilities	3,920	3,560

Long-Term Debt
Long-term debt	3,772	4,326
Junior subordinated notes payable to affiliated trust	412	412
Notes payable-other affiliates	220	220
Total long-term debt	4,404	4,958

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,204	2,264
Asset retirement obligations	791	781
Derivative liabilities	309	163
Regulatory liabilities	400	387
Other	82	79
Total deferred credits and other liabilities	3,786	3,674
Total liabilities	12,110	12,192

Commitments and Contingencies (see Note 11)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder's Equity
Common stock-no par value, 300,000 shares authorized; 198,047 shares outstanding	3,388	3,388
Other paid-in capital	51	50
Retained earnings	1,189	1,302
Accumulated other comprehensive income	100	129
Total common shareholder's equity	4,728	4,869

Total liabilities and shareholder's equity	$17,095	$17,318

_______________
(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2005	2004
	(millions)
Operating Activities
Net Income	$ 22	$ 109
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	152	143
Deferred income taxes and investment tax credits, net	(69)	(19)
Deferred fuel expenses, net	25	(9)
Net unrealized losses on energy-related derivatives	162	78
Changes in:
Accounts receivable	166	61
Affiliated accounts receivables and payables	(46)	55
Inventories	115	116
Accounts payable, trade	(31)	(130)
Accrued interest, payroll and taxes	57	146
Other operating assets and liabilities	93	(5)
Net cash provided by operating activities	646	545

Investing Activities
Plant construction and other property additions	(167)	(147)
Nuclear fuel	(23)	(26)
Purchases of securities	(92)	(27)
Proceeds from sales of securities	69	17
Other	23	1
Net cash used in investing activities	(190)	(182)

Financing Activities
Issuance of short-term debt, net	43	43
Repayment of affiliated current borrowings, net	(338)	(35)
Repayment of long-term debt	(8)	(256)
Common stock dividend payments	(131)	(126)
Other	(4)	(5)
Net cash used in financing activities	(438)	(379)

Increase (decrease) in cash and cash equivalents	18	(16)
Cash and cash equivalents at beginning of period	2	46
Cash and cash equivalents at end of period	$ 20	$ 30

Supplemental Cash Flow Information
Non-cash transactions from financing activities:
Assumption of debt related to the acquisition of a non-utility generating facility	$ 62	$ -

_______________
The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Virginia Electric and Power Company (the Company), a Virginia public service company, is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company is a regulated public utility that generates, transmits and distributes electric energy within an area of approximately 30,000 square-miles in Virginia and northeastern North Carolina. It sells electricity to approximately 2.3 million retail customer accounts, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia's total land area but accounts for over 80% of its population. The Company has trading relationships beyond the geographic limits of its retail service territory and buys and sells natural gas, electricity and other energy-related commodities.

The "Company" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one of Virginia Electric and Power Company's consolidated subsidiaries or the entirety of Virginia Electric and Power Company, including its Virginia and North Carolina operations and its consolidated subsidiaries.

The Company manages its daily operations through three operating segments: Generation, Energy and Delivery. In addition, the Company reports its corporate and other functions as a segment.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of the Company's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2005 and its results of operations and cash flows for the three months ended March 31, 2005 and 2004.

The Company makes certain estimates and assumptions in preparing its Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

The accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Company and all majority-owned subsidiaries, and those variable interest entities (VIEs) where the Company has been determined to be the primary beneficiary.

The Company reports certain contracts and instruments at fair value in accordance with GAAP. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, the Company estimates fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract's estimated fair value. See Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for more discussion of the Company's estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales and other factors.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Certain amounts in the 2004 Consolidated Financial Statements and footnotes have been reclassified to conform to the 2005 presentation.

Note 3. Recently Issued Accounting Standards

FIN 47
In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Uncertainty about the timing and (or) method of settlement is required to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the impact that FIN 47 may have on its results of operations and financial condition.

Note 4. Termination of a Contract with a Non-Utility Generator

In February 2005, the Company paid $42 million in cash and assumed $62 million of debt in connection with the termination of a long-term power purchase agreement and the acquisition of the related generating facility used by Panda-Rosemary LP (Rosemary), a non-utility generator, to provide electricity to the Company. The transaction is part of an ongoing program that seeks to achieve competitive cost structures at the Company's utility generation business and is expected to reduce annual capacity payments by $21 million in 2005 and $18 million in years thereafter. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. In connection with the termination of the agreement, the Company recorded a charge of $77 million ($47 million after-tax) in Other operations and maintenance expense in the Consolidated Statement of Income.

Note 5. North Carolina Rate Matter

In April 2004, the North Carolina Utilities Commission (North Carolina Commission) commenced an investigation into the Company's North Carolina base rates and subsequently ordered the Company to file a general rate case to show cause why its North Carolina base rates should not be reduced. The rate case was filed in September 2004 and in March 2005, the North Carolina Commission approved a settlement reached by the Company with parties in the case that included a prospective $12 million annual reduction in base rates and a five-year base rate moratorium among the parties to the settlement. The North Carolina Commission approved the Company's revised rate schedules and made the base rate reduction effective as of April 14, 2005.

The settlement provides for the specific recovery of certain costs incurred in prior years. As a result, the Company established regulatory assets totaling $35 million, representing the North Carolina portion of previously incurred costs associated with the termination of certain long-term power purchase agreements with non-utility generators and restoration costs incurred in 2003 due to Hurricane Isabel. This benefit was partially offset by a $1.4 million pre-tax charge for the write off of the North Carolina portion of previously deferred start-up and integration costs associated with joining a regional transmission organization (RTO) and the establishment of a $9 million regulatory liability related to the overrecovery of costs associated with a demand side management program. The net impact of all amounts recorded in the first quarter of 2005 related to the settlement was an after-tax benefit of $16 million.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6. Operating Revenue

The Company's operating revenue consists of the following:
	Three Months Ended March 31,
	2005	2004
	(millions)
Regulated electric sales	$1,322	$1,289
Nonregulated electric sales	23	(88)
Nonregulated gas sales	30	(1)
Other	222	101
Total operating revenue	$1,597	$1,301

Note 7. Comprehensive Income

The following table presents total comprehensive income (loss):

	Three Months Ended March 31,
	2005	2004
	(millions)
Net income	$ 22	$109
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(13)	8
Other(1)	(16)	5
Other comprehensive income (loss)	(29)	13
Total comprehensive income (loss)	$ (7)	$122

________________
(1) Represents primarily unrealized gains and unrealized losses on investments held in decommissioning trusts.

Note 8. Hedge Accounting Activities

The Company is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related commodities marketed and purchased as well as currency exchange and interest rate risks of its business operations. The Company uses derivative instruments to mitigate its exposure to these risks and designates derivative instruments as fair value or cash flow hedges for accounting purposes. The Company recognized no hedge ineffectiveness during the three months ended March 31, 2005 and recognized in net income less than $1 million of hedge ineffectiveness during the three months ended March 31, 2004.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheet at March 31, 2005:

	AOCI After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
	(millions)
Commodities-Gas	$ (3)	$(3)	11 months
Interest rate	1	-	127 months
Foreign currency	27	7	32 months
Total	$25	$ 4

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated purchases) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices, interest rates and foreign exchange rates.

Note 9. Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), addresses consolidation of VIEs. An entity is considered a VIE under FIN 46R if it does not have sufficient equity for it to finance its activities without assistance from variable interest holders or if its equity investors lack any of the following characteristics of a controlling financial interest:

  control through voting rights,
  the obligation to absorb expected losses, or
  the right to receive expected residual returns.

FIN 46R requires the primary beneficiary of a VIE to consolidate the VIE and to disclose certain information about its significant variable interests. The primary beneficiary of a VIE is the entity that receives the majority of a VIE's expected losses, expected residual returns, or both.

Certain variable pricing terms in some long-term power and capacity contracts cause them to be considered potential variable interests in the counterparties. As discussed in Note 3 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, six potential VIEs, with which the Company has existing power purchase agreements (signed prior to December 31, 2003), did not provide sufficient information for the Company to perform its FIN 46R evaluation. As of March 31, 2005, no further information has been received from these potential VIEs. The Company will continue its efforts to obtain information and will complete an evaluation of its relationship with each of these potential VIEs if sufficient information is ultimately obtained. The Company has remaining purchase commitments with these six potential VIE supplier entities of $2.6 billion at March 31, 2005. The Company paid $66 million and $65 million for electric generation capacity and $57 million and $54 million for electric energy to these entities in the three months ended March 31, 2005 and 2004, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As discussed in Note 4, in February 2005, the Company paid $42 million in cash and assumed $62 million of debt to terminate a power purchase agreement and to acquire the related generating facility from a supplier entity that the Company had determined to be a VIE and, its power purchase agreement represents a significant variable interest. Prior to the acquisition of the facility, the Company determined that it is not the primary beneficiary. The Company purchased $3 million and $6 million of electric generation capacity in the three months ended March 31, 2005 and 2004, respectively, and $2 million of electric energy under this power purchase agreement for both periods.

In January 2005, the Company entered into a long-term contract with a limited liability corporation (LLC) to purchase synthetic fuel produced from coal. Certain variable pricing terms in the contract protect the equity holder from expected losses, and therefore, the LLC was determined to be a variable interest entity. The Company's only obligation under the contractual arrangement is to purchase the synthetic fuel that the LLC produces. After completing its FIN 46R analysis, the Company concluded that although its interests in the contract, as a result of its pricing terms, represent a significant variable interest in the LLC, the Company is not the primary beneficiary. The Company paid $22 million to the LLC for coal and synthetic fuel produced from coal in the three months ended March 31, 2005. The Company is not subject to any risk of loss from the contractual arrangement, as the only obligation to the VIE is to purchase the synthetic fuel that the VIE produces according to the terms of the applicable purchase contract.

In accordance with FIN 46R, the Company consolidates the variable interest lessor entity through which the Company has financed and leased a power generation project. The Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 reflect net property, plant and equipment of $353 million and $346 million, respectively, and $370 million of debt related to this entity. The debt is nonrecourse to the Company and is secured by the entity's property, plant and equipment.

Note 10. Significant Financing Transactions

Joint Credit Facilities and Short-term Debt
Dominion, Consolidated Natural Gas Company (CNG), a wholly-owned subsidiary of Dominion, and the Company entered into two joint credit facilities in May 2004 and 2002 that allow aggregate borrowings of up to $2.25 billion. The facilities include a $1.5 billion three-year revolving credit facility that terminates in May 2007 and a $750 million three-year revolving credit facility that terminates in May 2005. It is expected that the $750 million credit facility will be renewed prior to its maturity. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company and other general corporate purposes. The $1.5 billion and $750 million credit facilities can also be used to support the issuance of up to $500 million and $200 million of letters of credit, respectively.

At March 31, 2005, total outstanding commercial paper supported by the joint credit facilities was $949 million, of which the Company's borrowings were $310 million. At March 31, 2005, total outstanding letters of credit supported by the joint credit facilities were $313 million, of which a total of $216 million was issued on behalf of an unregulated subsidiary of the Company.

At March 31, 2005, capacity available under the two credit facilities was $988 million.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Long-term Debt
In February 2005, in connection with the acquisition of a non-utility generating facility from Rosemary, the Company assumed $62 million of Rosemary's 8.625% senior notes that mature in 2016. In addition, in February and April of 2005, the Company issued $2 million and $6 million, respectively, of 7.25% promissory notes, which mature in 2025 and 2032, respectively, in exchange for electric distribution facilities at certain military bases in connection with their privatization.

During the three months ended March 31, 2005, the Company repaid $6 million of its long-term debt. In April 2005, the Company repaid an additional of $4 million of its long-term debt.

Note 11. Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies as disclosed in Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, nor have any significant new matters arisen during the first quarter of 2005.

Long-Term Power Tolling Contract
In March 2005 and December 2004, the Company recorded after-tax charges of $6 million and $112 million, respectively, related to its interest in a long-term power tolling contract with a 551 megawatt combined-cycle facility located in Batesville, Mississippi. Dominion decided to divest the Company's interest in the long-term power tolling contract in connection with its reconsideration of the scope of certain trading activities, including those conducted on behalf of the Company's business segments, and Dominion's ongoing strategy to focus on business activities within the Mid-America Interconnected Network (MAIN)-to-Maine region. The charges are based on the Company's evaluation of bids received from third parties, reflecting the expected amount of consideration that would be required by a third party for its assumption of the Company's interest in the contract.

In April 2005, the Company entered into a purchase and sale agreement with a third party that will result in the assignment and assumption of the long-term power tolling contract. The transaction is expected to close in the second quarter of 2005, subject to approval of the various affected parties.

Environmental Matters
In March 2005, the Environmental Protection Agency (EPA) Administrator signed both the Clean Air Interstate Rule and the Clean Air Mercury Rule. These rules, when implemented, will require significant reductions in future sulfur dioxide (SO2), nitrogen oxide (NOx) and mercury emissions from electric generating facilities. The SO2 and NOx emission reduction requirements are in two phases with initial reduction levels targeted for 2009 (NOx) and 2010 (SO2), and a second phase of reductions targeted for 2015 (SO2 and NOx). The mercury emission reduction requirements are also in two phases with initial reduction levels targeted for 2010 and a second phase of reductions targeted for 2018. The new rules allow for the use of cap-and-trade programs. States will be required to develop detailed implementation plans, which will ultimately determine the levels and timing of required emission reductions. These regulatory actions will require additional reductions in emissions from the Company's fossil fuel-fired generating facilities. The Company is in the process of evaluating these rules and developing compliance plans, the details of which will be based on how the rules are ultimately implemented by each state.

Guarantees and Surety Bonds
At March 31, 2005, the Company had issued $25 million of guarantees to support commodity transactions of its subsidiaries. The Company had also purchased $13 million of surety bonds for various purposes, including providing worker compensation coverage and obtaining licenses, permits and rights-of-way. Under the terms of surety bonds, the Company is obligated to indemnify the respective surety bond company for any amounts paid.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12. Credit Risk

The Company sells electricity and provides distribution and transmission services to a diverse group of customers, including residential, commercial and industrial customers as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. In addition, the Company enters into contracts with various companies in the energy industry for purchases and sales of energy-related commodities, including natural gas and electricity in its energy trading and risk management activities. The Company's exposure to credit risk is concentrated primarily within its energy trading and risk management activities, as the Company transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At March 31, 2005, gross credit exposure related to these transactions totaled $661 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, the Company's credit exposure totaled $643 million. Of this amount, investment grade counterparties represent 90% and no single counterparty exceeded 10%. The credit exposure amounts exclude amounts receivable from affiliated companies.

As of March 31, 2005 and December 31, 2004, the Company had margin deposit assets (reported in other current assets) of $46 million and $54 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $18 million and $19 million, respectively.

Note 13. Related Party Transactions

The Company engages in related party transactions primarily with affiliates (Dominion subsidiaries). The Company's accounts receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. The Company is included in Dominion's consolidated federal income tax return and participates in certain Dominion benefit plans. The significant related party transactions are disclosed below.

Transactions with Affiliates
The Company, through an unregulated subsidiary, transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Through this unregulated subsidiary, the Company is also involved in facilitating Dominion's enterprise risk management by entering into certain financial derivative commodity contracts with affiliates. These contracts, which are principally comprised of commodity swaps, are used by Dominion subsidiaries to manage commodity price risks associated with purchases and sales of natural gas. As part of Dominion's enterprise risk management, the Company generally manages such risk exposures by entering into offsetting derivative instruments with third parties. The Company reports both affiliated and third party derivative instruments at fair value, with related changes included in earnings, except to the extent designated as cash flow hedges.

Presented below are affiliated transactions recorded in operating revenue and operating expenses:
	Three Months Ended March 31,
	2005	2004
	(millions)
Purchases of natural gas, gas transportation and storage services from affiliates	$278	$352
Sales of natural gas to affiliates	177	178
Net realized gains (losses) on affiliated commodity derivative contracts	11	(4)

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At March 31, 2005 and December 31, 2004, the Company's Consolidated Balance Sheets include derivative assets with affiliates of $116 million and $84 million, respectively, and derivative liabilities with affiliates of $60 million and $34 million, respectively.

Dominion Resources Services, Inc. provides accounting, legal and certain administrative and technical services to the Company, which totaled $75 million and $70 million in the first quarters of 2005 and 2004, respectively. The Company provides certain services to affiliates, including charges for facilities and equipment usage, which totaled $6 million and $5 million in the first quarters of 2005 and 2004, respectively.

Transactions with Dominion
The Company and its subsidiaries have borrowed funds from Dominion. In February 2005, borrowings from Dominion by the Company's certain unregulated subsidiaries under short-term demand notes were converted to borrowings under the Dominion money pool. At March 31, 2005 and December 31, 2004, the outstanding borrowings by the Company's unregulated subsidiaries, net of repayments, totaled $307 million under the Dominion money pool and $645 million under short-term demand notes, respectively. At March 31, 2005 and December 31, 2004, the Company's borrowings under a long-term note totaled $220 million for both periods. Interest charges incurred by the Company and its subsidiaries related to these borrowings were $4 million and $2 million in the first quarters of 2005 and 2004, respectively.

Other Related Party Transactions
The $412 million of junior subordinated notes issued by the Company and held by Virginia Power Capital Trust II, an unconsolidated finance subsidiary of the Company, are reported as long-term debt. The junior subordinated notes constitute 100% of the trust's assets. In the first quarters of 2005 and 2004, the Company reported $8 million of interest expense on the junior subordinated notes payable to affiliated trust for both periods.

Note 14. Operating Segments
In connection with the reorganization of the Company's Clearinghouse trading and marketing operations described in Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, commodity derivative contracts held by the Clearinghouse were assessed in January 2005 to determine the appropriate financial statement classification under the Clearinghouse 's new strategy. As a result of this review, certain commodity derivative contracts previously designated as held for trading purposes are now held for non-trading purposes. Under the Company's derivative income statement classification policy described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, all changes in fair value, including amounts realized upon settlement, related to the reclassified contracts were previously presented in operating revenue on a net basis. Upon reclassification as non-trading, all unrealized changes in fair value and settlements related to those derivative contracts that are financially settled are now reported in Other operations and maintenance expense. The statement of income related amounts for those reclassified derivative sales contracts that are physically settled are now presented in operating revenue, while the statement of income related amounts for physically settled purchase contracts are reported in operating expenses.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The Company is organized primarily on the basis of products and services sold in the United States. The majority of the Company's revenue is provided through tariff rates. Generally, such revenue is allocated for management reporting based on an unbundled rate methodology among the three operating segments:

Generation includes the Company's portfolio of electric generating facilities, power purchase agreements, marketing of its excess generation resources, and coal trading and marketing activities.

Energy includes the Company's electric transmission operations and producer services, which consist of market-based services related to gas transportation and storage, gas and electric trading activities, and the prior year's results of certain energy trading activities exited in December 2004. The electric transmission operations are subject to cost-of-service rate regulation in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

Delivery includes the Company's electric distribution and customer service business. The Delivery segment is subject to cost-of-service rate regulation under SFAS No. 71.

Corporate and Other includes the Company's corporate and other functions and corporate-wide enterprise commodity risk management. The contribution to net income by the Company's operating segments is determined based on a measure of profit that executive management believes to be representative of the segments' core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment's performance or allocating resources among the segments. These specific items are instead reported in the Corporate and Other segment, including:

Three Months Ended March 31, 2005

  A charge in connection with the termination of a long-term power purchase agreement; and

  A charge primarily reflecting the Company's adjustment to the valuation of its interest in a long-term power tolling contract.

Three Months Ended March 31, 2004

  A benefit from adjusting liabilities accrued in 2003 associated with Hurricane Isabel restoration activities; and

  A charge related to the settlement of a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.
	Generation	Energy	Delivery	Corporate and Other	Consolidated Total
	(millions)
Three Months Ended March 31, 2005
Operating revenue	$1,192	$125	$299	$(19)	$1,597
Net income (loss)	75	(69)	82	(66)	22

Three Months Ended March 31, 2004
Operating revenue	$1,064	$(45)	$280	$ 2	$1,301
Net income (loss)	111	(73)	68	3	109

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

 Accounting Matters

Critical Accounting Policies and Estimates
As of March 31, 2005, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The policies disclosed included the accounting for: derivative contracts at fair value; long-lived asset impairment testing; asset retirement obligations and regulated operations.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results of Operations

Presented below is a summary of contributions by the Company's operating segments to net income:

	First Quarter
	2005	2004
	(millions)
Generation	$75	$111
Energy	(69)	(73)
Delivery	82	68
Primary operating segments	88	106
Corporate and Other	(66)	3
Consolidated	$ 22	$109

Overview

Net income decreased 80% to $22 million, as compared to the first quarter of 2004, primarily reflecting the impact of the following items reported in the Corporate and Other segment:

2005

  A $47 million after-tax charge in connection with the termination of a long-term power purchase agreement; and

  A $6 million after-tax charge primarily reflecting the Company's adjustment to the valuation of its interest in a long-term power tolling contract expected to be assigned to a third party in the second quarter of 2005.

2004

  A $10 million after-tax benefit from adjusting liabilities accrued in 2003 associated with restoration activities related to Hurricane Isabel; partially offset by

  A $7 million after-tax charge related to the settlement of a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

In addition, the contribution of the Company's primary operating segments reflected the following:

  Fuel expenses in excess of rate recovery; and

  Comparably milder weather; partially offset by the impact of

  Establishing certain regulatory assets and liabilities in connection with the North Carolina rate case settlement;

  Reduced purchased power capacity expenses; and

  Customer growth.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations

Presented below are selected amounts related to the Company's results of operations:
	First Quarter
	2005	2004
	(millions)
Operating Revenue
Regulated electric sales	$1,322	$1,289
Nonregulated electric sales	23	(88)
Nonregulated gas sales	30	(1)
Other	222	101
Operating Expenses
Electric fuel and energy purchases, net	474	395
Purchased electric capacity	128	146
Purchased gas	40	31
Other purchased energy commodities	189	80
Other operations and maintenance	499	249
Depreciation and amortization	131	120
Other taxes	46	46
Other income	17	12
Interest and related charges	73	68
Income tax expense	12	69

An analysis of the Company's results of operations for the first quarter of 2005 compared to the same period of 2004 follows:

 Operating Revenue

Regulated electric sales revenue increased 3% to $1.3 billion, primarily reflecting:

  A $12 million increase due to the impact of a comparatively higher fuel rate for non-Virginia jurisdictional customers and increased sales volumes. The rate increase was more than offset by an increase in Electric fuel and energy purchases, net expense;

  A $14 million increase associated with new customer connections; and

  A $16 million increase due to other factors, such as the impact of economic conditions on customer usage, as well as variations in seasonal rate premiums and discounts; partially offset by

  A $10 million decrease associated with comparably milder weather.

Nonregulated electric sales revenue increased 126% to $23 million, primarily related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes, as discussed in Note 14 to the Consolidated Financial Statements. This increase was largely offset by an increase in Other operations and maintenance expense.

Nonregulated gas sales revenue was $30 million, as compared to a net loss of $1 million in the first quarter of 2004, primarily reflecting an overall increase of $51 million related to gas marketing activities due to optimization of physical gas transportation capacity positions, the effect of favorable price changes on unsettled derivative contracts and the impact of 2004 net losses associated with a portfolio of financial derivatives held as economic hedges for a portion of Dominion's 2004 natural gas production. These increases were partially offset by an $18 million loss associated with exiting certain energy trading and marketing activities.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other revenue increased 120% to $222 million, primarily reflecting an increase in coal sales, resulting from increased coal sales volumes and higher coal prices. The increase in coal sales was largely offset by an increase in the cost of coal purchased for resale reported in Other purchased energy commodities expense.

Operating Expenses and Other Items

Electric fuel and energy purchases, net expense increased 20% to $474 million, primarily reflecting an increase related to utility generation operations, primarily resulting from the elimination of fuel deferral accounting for the Virginia jurisdiction. The increase also reflects higher generation volumes in the current period.

Purchased electric capacity expense decreased 12% to $128 million, primarily resulting from the termination of four long-term power purchase agreements in connection with the acquisition of the related generating facilities in 2004 and 2005.

Purchased gas expense increased 29% to $40 million, representing the cost of supplies used to serve nonregulated gas sales.

Other purchased energy commodities expense increased 136% to $189 million, primarily reflecting an increase in the cost of coal purchased for resale, discussed above in Other revenue.

Other operations and maintenance expense increased 100% to $499 million, primarily reflecting a $161 million charge related to unfavorable price movements in the first quarter of 2005 associated with non-trading financial derivatives and a $17 million increase in salaries, wages and benefit costs, partially offset by a $25 million net benefit recognized by utility operations resulting from the establishment of certain regulatory assets and liabilities in connection with the settlement of the North Carolina rate case.

The increase in other operations and maintenance expense also included the following items reported in the Corporate and Other segment:

2005

  A $77 million charge resulting from the termination of a long-term power purchase agreement; and

  A $7 million charge primarily reflecting the Company's adjustment to the valuation of its interest in a long-term power tolling contract expected to be assigned to a third party in the second quarter of 2005.

2004

  A $16 million benefit from adjusting liabilities accrued in 2003 associated with restoration activities related to Hurricane Isabel; and

  A $12 million charge related to the settlement of a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

Depreciation and amortization expense increased 9% to $131 million, primarily due to incremental expense resulting from property additions.

Other income increased 42% to $17 million, primarily resulting from net realized gains (including investment income) associated with nuclear decommissioning trust fund investments.

Income tax expense reflects a 3.97% decrease in the Company's effective tax rate to 34.8%, primarily reflecting the increased impact of the Company's permanent differences relative to lower pre-tax income.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Segment Results of Operations

Generation

Generation includes the Company's portfolio of electric generating facilities, power purchase agreements, marketing of its excess generation resources, and coal trading and marketing activities.
	First Quarter
	2005	2004
	(millions)
Net income contribution	$75	$111

Electricity supplied (million mwhrs)	20	20

_______________
mwhrs = megawatt hours

Presented below, on an after-tax basis, are the key factors impacting the Generation segment's operating results:
2005 vs. 2004 Increase (Decrease) (millions)
Fuel expense in excess of rate recovery	$(44)
Capacity expenses	11
North Carolina rate case settlement	10
Customer growth	5
Weather	(4)
RTO start-up and integration costs	(3)
Depreciation and amortization expense	(3)
Other	(8)
Change in net income contribution	$(36)

Generation's net income decreased $36 million, as compared to the first quarter of 2004, primarily reflecting:

  Higher fuel expenses due to the elimination of fuel deferral accounting for the Virginia jurisdiction. The increase in fuel expenses also reflects higher generation volumes;

  Reduced purchased power capacity expenses, primarily due to the termination of long-term power purchase agreements in connection with the acquisition of the related non-utility generating facilities;

  A net benefit resulting from the establishment of certain regulatory assets and liabilities in connection with the settlement of the North Carolina rate case;

  An increase in regulated electric sales revenue due to customer growth in the electric franchise service area, primarily in residential customer connections;

  A decrease in regulated electric sales revenue from comparably milder weather;

  The write-off of certain previously deferred start-up and integration costs associated with joining an RTO that are allocable to Virginia non-jurisdictional and wholesale customers;

  Increased depreciation and amortization expenses, reflecting primarily property additions; and

  Other factors, including the impact of a change in the allocation of base rate revenue among the operating segments offset by economic conditions on customer usage.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Energy

Energy includes the Company's electric transmission operations and producer services, which consist of market-based services related to gas transportation and storage, gas and electric trading activities, and the prior year's results of certain energy trading activities exited in December 2004.
	First Quarter
	2005	2004
	(millions)
Net loss	$(69)	$(73)

Presented below, on an after-tax basis, are the key factors impacting the Energy segment's operating results:

2005 vs. 2004 Increase (Decrease) (millions)
Energy trading and power hedging	$(12)
Economic hedges	15
RTO start-up and integration costs	(3)
Other	4
Change in net income contribution	$ 4

Energy's net loss decreased $4 million, as compared to the first quarter of 2004, primarily reflecting:

  A higher net loss from energy trading and power hedging activities, primarily resulting from derivative losses on price risk management activities, partially offset by the optimization of physical gas transportation capacity positions;

  The impact of unfavorable price movements in 2004 associated with a portfolio of financial derivative instruments held as economic hedges for a portion of Dominion's natural gas production. In 2005, Dominion did not enter into similar economic hedging transactions; and

  The write-off of certain previously deferred start-up and integration costs associated with joining an RTO that are allocable to Virginia non-jurisdictional and wholesale customers.

Delivery

Delivery includes the Company's electric distribution and customer service business.
	First Quarter
	2005	2004
	(millions)
Net income contribution	$82	$68

Electricity delivered to utility customers (million mwhrs)	20	20

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting Delivery segment's operating results:

2005 vs. 2004 Increase (Decrease) (millions)
North Carolina rate case settlement	$ 6
Customer growth	3
Weather	(2)
Other	7
Change in net income contribution	$14

Delivery's net income increased $14 million, as compared to the first quarter of 2004, primarily reflecting:

  A benefit resulting from the establishment of certain regulatory assets in connection with the settlement of the North Carolina rate case;

  An increase in regulated electric sales revenue due to customer growth in the electric franchise service area, primarily reflecting new residential customers;

  A decrease in regulated electric sales revenue from comparably milder weather; and

  Other factors, including the impact of a change in the allocation of base rate revenue among the operating segments and economic conditions on customer usage.

Corporate and Other

Corporate and Other includes the Company's corporate and other functions, including specific items attributable to operating segments, and corporate-wide enterprise commodity risk management services. Presented below are the Corporate and Other segment's after-tax operating results:
	First Quarter
	2005	2004
	(millions)
Net income (loss)	$(66)	$3

The Corporate and Other segment reported a net expense of $66 million, as compared to a net benefit of $3 million in the first quarter of 2004, reflecting a $10 million after-tax loss in the first quarter of 2005 from corporate-wide enterprise commodity risk management activities and the following specific items attributable to the operating segments:

2005

  A $77 million ($47 million after-tax) charge in connection with the termination of a long-term power purchase agreement (Generation); and

  A $11 million ($6 million after-tax) charge primarily reflecting the Company's adjustment to the valuation of its interest in a long-term power tolling contract (Generation).

2004

  A $16 million ($10 million after-tax) benefit from adjusting liabilities accrued in 2003 associated with Hurricane Isabel restoration activities (Delivery); partially offset by

  A $12 million ($7 million after-tax) charge related to the settlement of a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor (Energy).

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Selected Information-Energy Trading Activities

See Selected Information-Energy Trading Activities in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of the energy trading and risk management activities and related accounting policies. For additional discussion of the Company's trading activities, see Market Rate Sensitive Instruments and Risk Management in Item 3.

A summary of the changes in the unrealized gains and losses recognized for the Company's energy-related derivative instruments held for trading purposes during the first quarter of 2005 follows:

Amount (millions)
Net unrealized loss at December 31, 2004	$(35)
Net unrealized gain at inception of contracts initiated during the period	-
Changes in valuation techniques	-
Reclassification of trading contracts(1)	125
Contracts realized or otherwise settled during the period	(41)
Other changes in fair value	1
Net unrealized gain at March 31, 2005	$ 50

_____________________
(1) Represents the designation of certain commodity derivative contracts as non-trading, which were previously held for trading purposes as discussed in Note 14 to the Consolidated Financial Statements.

The balance of net unrealized gains and losses recognized for the Company's energy-related derivative instruments held for trading purposes at March 31, 2005 is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
					In Excess
	Less Than	1-2	2-3	3-5	of 5
	1 Year	Years	Years	Years	Years	Total
	(millions)
Source of Fair Value:
Actively quoted(1)	$48	$(9)	$ (6)	$ -	$ -	$33
Other external sources(2)	-	24	(5)	(1)	(1)	17
Models and other valuation methods	-	-	-	-	-	-
Total	$48	$15	$(11)	$(1)	$(1)	$50

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

Operating Cash Flows

As presented on the Company's Consolidated Statements of Cash Flows, net cash flows from operating activities were $646 million and $545 million during the first quarters of 2005 and 2004, respectively. Management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow current dividends payable to Dominion.

The Company's operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows. See discussion of such factors in Operating Cash Flows in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Credit Risk

The Company's exposure to potential concentrations of credit risk results primarily from its energy trading and risk management activities. Presented below is a summary of the Company's gross and net credit exposure as of March 31, 2005 for these activities. The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$325	$17	$308
Non-investment grade(2)	13	1	12
No external ratings:
Internally rated-investment grade(3)	271	-	271
Internally rated-non-investment grade(4)	52	-	52
Total	$661	$18	$643

_________________
(1) Designations as investment grade are based on minimum credit ratings assigned by Moody's and Standard & Poor's. The five largest counterparty exposures, combined, for this category, represented approximately 15% of the total gross credit exposure.
(2) The five largest counterparty exposures, combined, for this category, represented approximately 2% of the total gross credit exposure.
(3) The five largest counterparty exposures, combined, for this category, represented approximately 30% of the total gross credit exposure.
(4) The five largest counterparty exposures, combined, for this category, represented approximately 6% of the total gross credit exposure.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Investing Cash Flows

During the first quarters of 2005 and 2004, investing activities resulted in net cash outflows of $190 million and $182 million, respectively. Significant investing activities in the first quarter of 2005 include $23 million for nuclear fuel expenditures and $167 million for plant construction and other property additions detailed as follows:

  $44 million on generation-related projects, including environmental upgrades and routine capital improvements, and the cost of acquiring a non-utility generating facility of $27 million;

  $29 million on transmission-related projects, reflecting construction and improvements;

  $90 million on distribution-related projects, reflecting routine capital improvements and expenditures associated with new connections; and

  $4 million for other general and information technology projects.

Investing activities for the first quarter of 2005 also included $92 million for purchases of securities and $69 million from sales of securities related to investments held in the Company's nuclear decommissioning trusts.

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

As presented on the Company's Consolidated Statements of Cash Flows, net cash flows used in financing activities were $438 million and $379 million, respectively, for the first quarters of 2005 and 2004.

Joint Credit Facilities and Short-term Debt
The Company's financial policy precludes issuing commercial paper in excess of its supporting lines of credit. Dominion, CNG and the Company have two three-year revolving joint credit facilities that allow aggregate borrowings of up to $2.25 billion. The facilities include a $1.5 billion credit facility that was entered into in May 2004 and terminates in May 2007 and a $750 million credit facility that was entered into in May 2002 and terminates in May 2005. It is expected that the $750 million credit facility will be renewed prior to its maturity. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company, and the issuance of letters of credit of up to $500 million under the $1.5 billion credit facility and $200 million under the $750 million credit facility.

At March 31, 2005, total outstanding commercial paper supported by the joint credit facilities was $949 million, of which a total of $310 million was the Company's borrowings. Commercial paper borrowings are used primarily to fund working capital requirements, as a bridge to long-term debt financing and may vary significantly during the course of the period, depending upon the timing and amount of cash requirements not satisfied by cash provided by operations.

At March 31, 2005, total outstanding letters of credit supported by the joint credit facility were $313 million, of which a total of $216 million was issued on behalf of an unregulated subsidiary of the Company.

At March 31, 2005, capacity available under the two credit facilities was $988 million.

Borrowings from Parent
In February 2005, borrowings from Dominion by the Company's certain unregulated subsidiaries under short-term demand notes were converted to borrowings under the Dominion money pool. At March 31, 2005, the outstanding borrowings by the Company's unregulated subsidiaries, net of repayments, totaled $307 million under the Dominion money pool and the Company's borrowings under a long-term note totaled $220 million. Interest charges incurred by the Company and its subsidiaries related to these borrowings were $4 million in the first quarter of 2005.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Long-term Debt
In February 2005, in connection with the acquisition of a non-utility generating facility from Rosemary, the Company assumed $62 million of Rosemary's 8.625% senior notes that mature in 2016. In addition, in February and April of 2005, the Company issued $2 million and $6 million, respectively, of 7.25% promissory notes, which mature in 2025 and 2032, respectively, in exchange for electric distribution facilities at certain military bases in connection with their privatization.

During the three months ended March 31, 2005, the Company repaid $6 million of its long-term debt. In April 2005, the Company repaid an additional of $4 million of its long-term debt.

Amounts Available under Shelf Registrations
At March 31, 2005, the Company had approximately $670 million of available capacity under currently effective shelf registrations. The shelf registrations would permit the Company to issue debt, trust preferred securities and preferred stock to meet future capital requirements.

Credit Ratings and Debt Covenants
In Credit Ratings and Debt Covenants of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company discussed its use of capital markets and the impact of credit ratings on the accessibility and costs of using these markets, as well as various covenants present in the enabling agreements underlying the Company's debt. As of March 31, 2005, there have been no changes in the Company's credit ratings nor changes to or events of default under the Company's debt covenants.

Future Cash Payments for Contractual Obligations
As of March 31, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

PJM Interconnection, LLC (PJM)
In March 2005, the North Carolina Commission issued a Notice of Decision permitting Dominion to join PJM, subject to certain conditions and stated it would issue a full order detailing such conditions. In April 2005, the North Carolina Commission issued its Order Approving Transfer Subject to Conditions, which were accepted by the Company. On May 1, 2005, the Company integrated its electric transmission assets into PJM.

North Carolina Base Rates
In March 2005, the North Carolina Commission approved a settlement between the Company and the parties in its general rate case. The settlement included a prospective $12 million annual reduction in current base rates and a five-year base rate moratorium among the parties to the settlement. The North Carolina Commission approved the Company's revised rate schedules and made the base rate reduction effective as of April 14, 2005.

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

Costs of environmental compliance, liabilities and litigation could exceed the Company's estimates which could adversely affect its results of operations. Compliance with federal, state and local environmental laws and regulations may result in increased capital, operating and other costs, including remediation and containment expenses and monitoring obligations. In addition, the Company may be a responsible party for environmental clean-up at a site identified by a regulatory body. Management cannot predict with certainty the amount and timing of all future expenditures related to environmental matters because of the difficulty of estimating clean-up and compliance costs, and the possibility that changes will be made to the current environmental laws and regulations. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties.

The Company is exposed to cost-recovery shortfalls because of capped base rates and amendments to the fuel factor statute in effect in Virginia. Under the Virginia Restructuring Act, as amended in April 2004, the Company's base rates (excluding, generally, a fuel factor with limited adjustment provisions, and certain other allowable adjustments) remain capped until December 31, 2010 unless modified or terminated consistent with the Virginia Restructuring Act. Although the Virginia Restructuring Act allows for the recovery of certain generation-related costs during the capped rates period, the Company remains exposed to numerous risks of cost-recovery shortfalls. These include exposure to potentially stranded costs, future environmental compliance requirements, certain tax law changes, costs related to hurricanes or other weather events, inflation, the cost of obtaining replacement power during unplanned plant outages and increased capital costs. In addition, under the 2004 amendments to the Virginia fuel factor statute, the Company's current Virginia fuel factor provisions are locked-in until the earlier of July 1, 2007 or the termination of capped rates by order of the Virginia Commission.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The amendments provide for a one-time adjustment of the Company's fuel factor, effective July 1, 2007 through December 31, 2010 (unless capped rates are terminated earlier), with no adjustment for previously incurred over-recovery or under-recovery, thus eliminating deferred fuel accounting. As a result of the locked-in fuel factor and the uncertainty of what the one-time adjustment will be, the Company is exposed to fuel price risk. This risk includes exposure to increased costs of fuel, including the energy portion of certain purchased power costs.

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

There are inherent risks in the operation of nuclear facilities. The Company operates nuclear facilities that are subject to inherent risks. These include the threat of terrorist attack and ability to dispose of spent nuclear fuel, the disposal of which is subject to complex federal and state regulatory constraints. These risks also include the cost of and the Company's ability to maintain adequate reserves for decommissioning, costs of replacement power, costs of plant maintenance and exposure to potential liabilities arising out of the operation of these facilities. The Company maintains decommissioning trusts and external insurance coverage to manage the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage.

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

The Company is exposed to market risks beyond its control in its Clearinghouse operations which could adversely affect its results of operations and future growth. The Company's Clearinghouse operations are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. Many industry participants have exited or curtailed their participation in the energy trading markets. This has led to a reduction in the number of trading partners and lower industry trading revenues. Declining creditworthiness of some of the Company's trading counterparties may limit the level of its trading activities with these parties and increase the risk that these parties may not perform under a contract.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Changing rating agency requirements could negatively affect the Company's growth and business strategy. As of March 31, 2005, the Company's senior secured debt is rated A-, negative outlook, by Standard & Poor's and A2, stable outlook, by Moody's. Both agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs, adversely affect operating results, and could require it to post additional margin in connection with some of its trading and marketing activities.

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

Failure to retain and attract key executive officers and other skilled professional and technical employees could have an adverse effect on the operations of the Company. Implementation of the Company's growth strategy is dependent on its ability to recruit, retain and motivate employees. Competition for skilled employees in some areas is high and the inability to retain and attract these employees could adversely affect the Company's business and future financial condition.

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

As discussed in Note 14 to the Consolidated Financial Statements, the Company performed an evaluation of its Clearinghouse trading and marketing operations, which resulted in a decision to exit certain trading activities. In connection with the reorganization, certain commodity derivative contracts previously designated as held for trading purposes are now held for non-trading purposes.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity prices, interest rates and foreign currency exchange rates.

Commodity Price Risk-Trading Activities
As part of its strategy to market energy and to manage related risks, the Company manages a portfolio of commodity-based derivative instruments held for trading purposes. These contracts are sensitive to changes in the prices of natural gas, electricity and certain other commodities. The Company uses established policies and procedures to manage the risks associated with these price fluctuations and uses derivative instruments, such as futures, forwards, swaps and options, to mitigate risk by creating offsetting market positions. A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $11 million and $104 million in the fair value of its commodity-based financial derivatives held for trading purposes as of March 31, 2005 and December 31, 2004, respectively.

Commodity Price Risk-Non-Trading Activities
The Company manages the price risk associated with purchases and sales of natural gas and electricity by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of the Company's non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10% unfavorable change in market prices of the Company's non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $62 million and $12 million as of March 31, 2005 and December 31, 2004, respectively.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk
The Company manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. The Company also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at March 31, 2005 and December 31, 2004, a hypothetical 10% increase in market interest rates would decrease annual earnings by approximately $3 million for both periods.

Foreign Currency Exchange Risk
The Company manages its foreign currency exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, the Company's exposure to foreign currency risk for these purchases is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $10 million in the fair value of currency forward contracts held by the Company at both March 31, 2005 and December 31, 2004, respectively.

Investment Price Risk
The Company is subject to investment price risk due to marketable securities held as investments in nuclear decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. The Company recognized net realized gains (net of investment income) on nuclear decommissioning trust investments of $8 million for the first quarter of 2005 and $24 million for the year ended December 31, 2004. The Company recorded, in AOCI, net unrealized losses on decommissioning trust investments of $27 million for the first quarter of 2005 and net unrealized gains on decommissioning trust investments $49 million for the year ended December 31, 2004.

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

On December 31, 2003, the Company adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its Consolidated Financial Statements the SPE described in Note 3 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004. The Consolidated Balance Sheet as of March 31, 2005 reflects $356 million of net property, plant and equipment and deferred charges and $370 million of related debt attributable to the SPE. As the SPE is owned by unrelated parties, the Company does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at these entities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 2005, by consent in lieu of the annual meeting, Dominion Resources, Inc., the sole holder of all the voting common stock of the Company, elected the following persons to serve as Directors: Thos. E. Capps, Thomas N. Chewning and Thomas F. Farrell, II.

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

10.1	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255, incorporated by reference).
12.1	Ratio of earnings to fixed charges (filed herewith).
12.2	Ratio of earnings to fixed charges and preferred dividends (filed herewith).
31.1	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification by Registrant's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

VIRGINIA ELECTRIC AND POWER COMPANY

PART II. - OTHER INFORMATION (continued)

ITEM 6. EXHIBITS (continued)
(a) Exhibits (continued):
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

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 4, 2005	/s/ Steven A. Rogers Steven A. Rogers Vice President (Principal Accounting Officer)