Form 10-Q
period 2005-06-30
VIRGINIA ELECTRIC & POWER CO
filed 2005-08-03
CIK 103682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

At June 30, 2005, the latest practicable date for determination, 198,047 shares of common stock, without par value, of the registrant were outstanding.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)
Operating Revenue	$1,474	$1,348	$3,071	$2,649

Operating Expenses
Electric fuel and energy purchases, net	505	482	979	877
Purchased electric capacity	114	136	242	282
Other purchased energy commodities	229	125	458	236
Other operations and maintenance - external	205	203	629	382
Other operations and maintenance - affiliated	76	66	151	136
Depreciation and amortization	132	123	263	243
Other taxes	47	46	93	92
Total operating expenses	1,308	1,181	2,815	2,248

Income from operations	166	167	256	401

Other income	13	18	30	30

Interest and related charges:
Interest expense	74	58	139	118
Interest expense - junior subordinated notes payable to affiliated trust	7	7	15	15
Total interest and related charges	81	65	154	133

Income before income taxes	98	120	132	298
Income tax expense	41	48	53	117
Net Income	57	72	79	181
Preferred dividends	4	4	8	8
Balance available for common stock	$ 53	$ 68	$ 71	$ 173

_______________
The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2005	December 31, 2004(1)
	(millions)
ASSETS

Current Assets
Cash and cash equivalents	$ 16	$ 2
Customer accounts receivable (net of allowance of $10 in 2005 and $13 in 2004)	1,164	1,289
Other accounts receivable	59	62
Receivables and advances due from affiliates	104	65
Inventories	519	554
Derivative assets	799	1,097
Deferred income taxes	56	114
Other	185	124
Total current assets	2,902	3,307

Investments
Nuclear decommissioning trust funds	1,120	1,119
Other	22	22
Total investments	1,142	1,141

Property, Plant and Equipment
Property, plant and equipment	20,061	19,716
Accumulated depreciation and amortization	(7,921)	(7,706)
Total property, plant and equipment, net	12,140	12,010

Deferred Charges and Other Assets
Regulatory assets	348	361
Derivative assets	236	174
Other	286	325
Total deferred charges and other assets	870	860

Total assets	$17,054	$17,318

________________
(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
	June 30, 2005	December 31, 2004(1)
	(millions)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Securities due within one year	$ 620	$ 12
Short-term debt	562	267
Accounts payable, trade	835	799
Payables to affiliates	98	122
Affiliated current borrowings	396	645
Accrued interest, payroll and taxes	179	176
Derivative liabilities	885	1,304
Other	223	235
Total current liabilities	3,798	3,560

Long-Term Debt
Long-term debt	3,779	4,326
Junior subordinated notes payable to affiliated trust	412	412
Notes payable - other affiliates	220	220
Total long-term debt	4,411	4,958

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,176	2,264
Asset retirement obligations	802	781
Derivative liabilities	428	163
Regulatory liabilities	402	387
Other	99	79
Total deferred credits and other liabilities	3,907	3,674

Total liabilities	12,116	12,192

Commitments and Contingencies (See Note 9)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder's Equity
Common stock - no par value, 300,000 shares authorized; 198,047 shares outstanding	3,388	3,388
Other paid-in capital	53	50
Retained earnings	1,134	1,302
Accumulated other comprehensive income	106	129
Total common shareholder's equity	4,681	4,869

Total liabilities and shareholder's equity	$17,054	$17,318

_______________
(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2005	2004
	(millions)
Operating Activities
Net income	$ 79	$ 181
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	298	285
Deferred income taxes and investment tax credits, net	(18)	10
Deferred fuel expenses, net	50	43
Net unrealized losses on energy-related derivatives	226	109
Gain on sale of emissions allowances	(53)	-
Changes in:
Accounts receivable	145	(67)
Affiliated receivables and payables	(59)	35
Inventories	35	58
Accounts payable, trade	36	(30)
Accrued interest, payroll and taxes	5	88
Margin deposit assets and liabilities	(82)	(81)
Prepayments	(6)	36
Other	(39)	(55)
Net cash provided by operating activities	617	612

Investing Activities
Plant construction and other property additions	(361)	(322)
Nuclear fuel	(61)	(56)
Purchases of securities	(153)	(142)
Proceeds from sales of securities	125	123
Proceeds from sale of emissions allowances	37	-
Other	26	2
Net cash used in investing activities	(387)	(395)

Financing Activities
Issuance (repayment) of short-term debt, net	295	(185)
(Repayment) issuance of affiliated current borrowings, net	(249)	441
Repayment of long-term debt	(16)	(257)
Common stock dividend payments	(238)	(227)
Other	(8)	(4)
Net cash used in financing activities	(216)	(232)

Increase (decrease) in cash and cash equivalents	14	(15)
Cash and cash equivalents at beginning of period	2	46
Cash and cash equivalents at end of period	$ 16	$ 31

Supplemental Cash Flow Information
Non-cash transactions from financing activities:
Assumption of debt related to the acquisition of a non-utility generating facility	$ 62	-
Issuance of debt in exchange for electric distribution assets	8	-

_______________
The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Virginia Electric and Power Company (the Company), a Virginia public service company, is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company is a regulated public utility that generates, transmits and distributes electricity within an area of approximately 30,000 square-miles in Virginia and northeastern North Carolina. It sells electricity to approximately 2.3 million retail customer accounts, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia's total land area but accounts for over 80% of its population. The Company has trading relationships beyond the geographic limits of its retail service territory and buys and sells natural gas, electricity and other energy-related commodities. On May 1, 2005, the Company became a member of PJM Interconnection, LLC (PJM), a regional transmission organization (RTO). As a result, the Company transferred functional control of its electric transmission facilities to PJM and integrated its control area into the PJM energy markets.

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

In the opinion of the Company's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004, and its cash flows for the six months ended June 30, 2005 and 2004.

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Certain amounts in the 2004 Consolidated Financial Statements and footnotes have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on net income.

Note 3. Recently Issued Accounting Standards

FIN 47

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional upon a future event that may or may not be within the control of the entity. Uncertainty about the timing and (or) method of settlement is required to be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the impact that FIN 47 may have on its results of operations and financial condition.

SFAS No. 154

In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will apply the provisions of SFAS No. 154 beginning January 1, 2006.

Note 4. Operating Revenue

The Company's operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)
Regulated electric sales	$1,245	$1,267	$2,567	$2,556
Nonregulated electric sales	(24)	(60)	(1)	(148)
Other	253	141	505	241
Total operating revenue	$1,474	$1,348	$3,071	$2,649

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5. Comprehensive Income

The following table presents total comprehensive income:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)
Net income	$57	$72	$ 79	$181
Other comprehensive (loss) income:
Net other comprehensive income associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(2)	1	(15)	9
Other(1)	8	(8)	(8)	(3)
Other comprehensive income (loss)	6	(7)	(23)	6
Total comprehensive income	$ 63	$ 65	$ 56	$187

________________
(1) Represents primarily unrealized gains and unrealized losses on investments held in decommissioning trusts.

Note 6. Hedge Accounting Activities

The Company is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related commodities marketed and purchased, as well as currency exchange and interest rate risks of its business operations. The Company uses derivative instruments to mitigate its exposure to these risks and designates derivative instruments as fair value or cash flow hedges for accounting purposes. Selected information about the Company's hedge accounting activities follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(millions)
Portion of gains on hedging instruments determined to be ineffective and included in net income-Fair value hedges	$ 2	$ 1	$ 2	$ 1

Portion of gains (losses) on hedging instruments attributable to changes in differences between spot prices and forward prices excluded from measurement of effectiveness and included in net income-Fair value hedges	$ 1	$(3)	$ 1	$(3)

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheet at June 30, 2005:

	AOCI After-Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months After-Tax	Maximum Term
	(millions)
Commodities-Gas	$(1)	$(1)	8 months
Interest rate	1	-	124 months
Foreign currency	23	7	29 months
Total	$23	$ 6

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

Note 7. Variable Interest Entities

FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), addresses consolidation of VIEs. An entity is considered a VIE under FIN 46R if it does not have sufficient equity to finance its activities without assistance from variable interest holders or if its equity investors lack any of the following characteristics of a controlling financial interest:

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

The Company has since determined that its interest in two of the potential VIEs is not significant. In addition, in May 2005, the Company paid $215 million to divest its interest in a long-term power tolling contract with a 551 megawatt combined cycle facility located in Batesville, Mississippi, which was considered to be a potential VIE. Dominion decided to divest the Company's interest in the long-term power tolling contract in connection with its reconsideration of the scope of certain trading activities, including those conducted on behalf of the Company's business segments, and Dominion's ongoing strategy to focus on business activities within the Mid-America Interconnected Network (MAIN)-to-Maine region. The Company paid $8 million and $12 million for electric generation capacity and $9 million and $8 million for electric energy under these three agreements in the three months ended June 30, 2005 and 2004, respectively, and $21 million and $25 million for electric generation capacity and $20 million and $18 million for electric energy under these three agreements in the six months ended June 30, 2005 and 2004, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As of June 30, 2005, no further information has been received from the three remaining potential VIEs. The Company will continue its efforts to obtain information and will complete an evaluation of its relationship with each of these potential VIEs if sufficient information is ultimately obtained. The Company has remaining purchase commitments with these three potential VIE supplier entities of $2.1 billion at June 30, 2005. The Company paid $56 million and $59 million for electric generation capacity and $43 million and $44 million for electric energy to these entities in the three months ended June 30, 2005 and 2004, respectively, and $122 million and $124 million for electric generation capacity and $100 million and $99 million for electric energy to these entities in the six months ended June 30, 2005 and 2004, respectively.

During the first and second quarters of 2005, the Company entered into three long-term contracts with unrelated limited liability corporations (LLCs) to purchase synthetic fuel produced from coal. Certain variable pricing terms in the contracts protect the equity holders from expected losses, and therefore, the LLCs were determined to be VIEs. The Company's only obligation under the contractual arrangement is to purchase the synthetic fuel that the LLCs produce. After completing its FIN 46R analysis, the Company concluded that although its interests in the contracts, as a result of their pricing terms represent significant variable interests in the LLCs, the Company is not the primary beneficiary. The Company paid $43 million and $63 million to the LLCs for coal and synthetic fuel produced from coal in the three months and six months ended June 30, 2005, respectively. The Company is not subject to any risk of loss from the contractual arrangements, as the only obligation to the VIEs is to purchase the synthetic fuel that the VIEs produce according to the terms of the applicable purchase contracts.

In accordance with FIN 46R, the Company consolidates the variable interest lessor entity through which the Company has financed and leased a power generation project. The Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 reflect net property, plant and equipment of $351 million and $346 million, respectively, and $370 million of debt related to this entity. The debt is nonrecourse to the Company and is secured by the entity's property, plant and equipment.

Note 8. Significant Financing Transactions

Joint Credit Facilities and Short-term Debt

In May 2005, Dominion, Consolidated Natural Gas Company (CNG), a wholly-owned subsidiary of Dominion, and the Company entered into a $2.5 billion five-year revolving credit facility that replaced their $1.5 billion three-year facility dated May 2004 and $750 million three-year facility dated May 2002. This credit facility is being used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company and other general corporate purposes. This credit facility can also be used to support up to $1.25 billion of letters of credit.

At June 30, 2005, total outstanding commercial paper supported by the joint credit facility was $1.3 billion, of which the Company's borrowings were $562 million. At June 30, 2005, total outstanding letters of credit supported by the joint credit facility were $493 million, of which a total of $301 million were issued on behalf of an unregulated subsidiary of the Company.

At June 30, 2005, capacity available under the credit facility was $739 million.

Long-term Debt

In February 2005, in connection with the acquisition of a non-utility generating facility from Panda Rosemary, L.P. (Rosemary), the Company assumed $62 million of Rosemary's 8.625% senior notes that mature in 2016. In addition, in February and April of 2005, the Company issued $2 million and $6 million, respectively, of 7.25% promissory notes, which mature in 2025 and 2032, respectively, in exchange for electric distribution facilities at certain military bases in connection with their privatization.

During the six months ended June 30, 2005, the Company repaid $16 million of its long-term debt.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9. Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies as disclosed in Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, or Note 11 to the Consolidated Financial Statements in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, nor have any significant new matters arisen during the quarter ended June 30, 2005.

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

Guarantees and Surety Bonds

At June 30, 2005, the Company had issued $41 million of guarantees to support commodity transactions of its subsidiaries. The Company had also purchased $12 million of surety bonds for various purposes, including providing workers compensation coverage and obtaining licenses, permits and rights-of-way. Under the terms of surety bonds, the Company is obligated to indemnify the respective surety bond company for any amounts paid.

Long-Term Power Tolling Contract

As discussed in Note 7, in May 2005 the Company paid $215 million to divest its interest in a long-term power tolling contract with a 551-megawatt combined cycle facility located in Batesville, Mississippi. This transaction is expected to reduce capacity payments by $23 million in 2005 and $38 million annually thereafter.

Note 10. Credit Risk

The Company sells, distributes and transmits electricity to a diverse group of customers, including residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. In addition, the Company enters into contracts with various companies in the energy industry for purchases and sales of energy-related commodities, including natural gas and electricity in its energy trading and risk management activities. The Company's exposure to credit risk is concentrated primarily within its energy trading and risk management activities, as the Company transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At June 30, 2005, gross credit exposure related to these transactions totaled $533 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, the Company's credit exposure totaled $514 million. Of this amount, investment grade counterparties represented 87% and no single counterparty exceeded 13%. The credit exposure amounts exclude amounts receivable from affiliated companies.

As of June 30, 2005 and December 31, 2004, the Company had margin deposit assets (reported in other current assets) of $124 million and $54 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $6 million and $19 million, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11. Related Party Transactions

The Company engages in related party transactions primarily with affiliates (Dominion subsidiaries). The Company's accounts receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. The Company is included in Dominion's consolidated federal income tax return and participates in certain Dominion employee benefit plans. The significant related party transactions are disclosed below.

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

Presented below are affiliated transactions recorded in operating revenue and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	(millions)
	2005	2004	2005	2004
Purchases of natural gas, gas transportation and storage services from affiliates	$211	$293	$489	$645
Sales of natural gas to affiliates	204	181	381	359
Net realized gains (losses) on affiliated commodity derivative contracts	2	(5)	13	(9)

At June 30, 2005 and December 31, 2004, the Company's Consolidated Balance Sheets included derivative assets of $76 million and $84 million, respectively, and derivative liabilities of $36 million and $34 million, respectively, with affiliates.

Dominion Resources Services, Inc. (DRS) provides accounting, legal and certain administrative and technical services to the Company, which totaled $76 million and $66 million in the second quarters of 2005 and 2004, respectively, and $151 million and $136 million in the six months ended June 30, 2005 and 2004, respectively. The Company provides certain services to affiliates, including charges for facilities and equipment usage, which totaled $7 million and $8 million in the second quarters of 2005 and 2004, respectively, and $13 million in both the six months ended June 30, 2005 and 2004.

Transactions with Dominion
The Company and its subsidiaries have borrowed funds from Dominion. In February 2005, borrowings from Dominion by certain of the Company's unregulated subsidiaries under short-term demand notes were converted to borrowings under the Dominion money pool. The outstanding borrowings by the Company's unregulated subsidiaries, net of repayments, totaled $396 million at June 30, 2005 under the Dominion money pool and $645 million at December 31, 2004 under short-term demand notes. At June 30, 2005 and December 31, 2004, the Company's borrowings under a long-term note totaled $220 million for both periods. Interest charges incurred by the Company related to these borrowings were $4 million and $2 million in the second quarters of 2005 and 2004, respectively, and $8 million and $4 million in the six months ended June 30, 2005 and 2004, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12. Operating Segments

In connection with the reorganization of the Company's Clearinghouse trading and marketing operations described in Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, commodity derivative contracts held by the Clearinghouse were assessed in January 2005 to determine the appropriate financial statement classification under the Clearinghouse's new strategy. As a result of this review, certain commodity derivative contracts previously designated as held for trading purposes are now held for non-trading purposes. Under the Company's derivative income statement classification policy described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, all changes in fair value, including amounts realized upon settlement, related to the reclassified contracts were previously presented in operating revenue on a net basis. Upon reclassification as non-trading, all unrealized changes in fair value and settlements related to those derivative contracts that are financially settled are now reported in Other operations and maintenance expense on a net basis. The statement of income related amounts for those reclassified derivative sales contracts that are physically settled are now presented in operating revenue, while the statement of income related amounts for physically settled purchase contracts are reported in operating expenses.

The Company is organized primarily on the basis of products and services sold in the United States. The majority of the Company's revenue is provided through tariff rates. Generally, such revenue is allocated for management reporting based on an unbundled rate methodology among the three operating segments:

Delivery includes the Company's electric distribution and customer service business. The Delivery segment is subject to cost-of-service rate regulation and accordingly, applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

Energy includes the Company's electric transmission operations and producer services, which consist of market-based services related to gas transportation and storage, gas and electric trading activities, and the prior year's results of certain energy trading activities exited in December 2004. The electric transmission operations are subject to cost-of-service rate regulation and accordingly, applies SFAS No. 71.

Generation includes the Company's portfolio of electric generating facilities, power purchase agreements, and coal trading and marketing activities.

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

Six Months Ended June 30, 2005

  A charge in connection with the termination of a long-term power purchase agreement; and

  Charges related to the Company's divestiture of its interest in a long-term power tolling contract.

Six Months Ended June 30, 2004

  A benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities; and

  A charge related to the settlement of a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.
	Delivery	Energy	Generation	Corporate and Other	Consolidated Total
	(millions)
Three Months Ended June 30, 2005
Operating revenue	$272	$ 40	$1,170	$ (8)	$1,474
Net income (loss)	59	(47)	54	(9)	57

Three Months Ended June 30, 2004
Operating revenue	$282	$ (12)	$1,076	$ 2	$1,348
Net income (loss)	71	(41)	44	(2)	72

Six Months Ended June 30, 2005
Operating revenue	$571	$165	$2,362	$(27)	$3,071
Net income (loss)	141	(116)	129	(75)	79

Six Months Ended June 30, 2004
Operating revenue	$562	$ (57)	$2,140	$ 4	$2,649
Net income (loss)	139	(114)	155	1	181

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

Accounting Matters
Critical Accounting Policies and Estimates
As of June 30, 2005, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The policies disclosed included the accounting for: derivative contracts at fair value; long-lived asset impairment testing; asset retirement obligations and regulated operations.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results of Operations
Presented below is a summary of contributions by the Company's operating segments to net income for the second quarter and year-to-date periods ended June 30, 2005 and 2004:

	Second Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Delivery	$ 59	$ 71	$ 141	$ 139
Energy	(47)	(41)	(116)	(114)
Generation	54	44	129	155
Primary operating segments	66	74	154	180
Corporate and Other	(9)	(2)	(75)	1
Consolidated net income	$ 57	$ 72	$ 79	$ 181

Overview
Second Quarter 2005 vs. 2004

The combined net income contribution of the Company's primary operating segments decreased $8 million, primarily resulting from comparably milder weather in the current period.

In addition to the lower contribution by the operating segments in 2005, the current period consolidated results include the impact of an $8 million after-tax loss reported in the Corporate and Other segment related to corporate-wide enterprise commodity risk management activities.

Year-To-Date 2005 vs. 2004
The combined net income contribution of the Company's primary operating segments decreased $26 million, primarily reflecting a lower contribution from regulated generation operations as a result of decreased revenues resulting from milder weather and higher fuel expenses largely due to higher commodity prices.

In addition to the lower contribution by the operating segments in 2005, the current period consolidated results include the impact of a $17 million after-tax loss reported in the Corporate and Other segment related to corporate-wide enterprise commodity risk management activities.

The consolidated results also include the impact of the following specific items recognized in 2005 and reported in the Corporate and Other segment:

  A $47 million after-tax charge in connection with the termination of a long-term power purchase agreement; and
  $8 million of after-tax charges related to the Company's divestiture of its interest in a long-term power tolling contract.

The consolidated results also include the impact of significant specific items recognized in 2004. These items were reported in the Corporate and Other segment, and included:

  An $11 million after-tax benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities; partially offset by

  A $7 million after-tax charge related to the settlement of a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations
Presented below are selected amounts related to the Company's results of operations:
	Second Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Operating Revenue
Regulated electric sales	$1,245	$1,267	$2,567	$2,556
Nonregulated electric sales	(24)	(60)	(1)	(148)
Other	253	141	505	241
Operating Expenses
Electric fuel and energy purchases, net	505	482	979	877
Purchased electric capacity	114	136	242	282
Other purchased energy commodities	229	125	458	236
Other operations and maintenance	281	269	780	518
Depreciation and amortization	132	123	263	243
Other taxes	47	46	93	92
Other income	13	18	30	30
Interest and related charges	81	65	154	133
Income tax expense	41	48	53	117

An analysis of the Company's results of operations for the second quarter and year-to-date period of 2005 compared to the second quarter and year-to-date period of 2004 follows:

Second Quarter 2005 vs. 2004
Operating Revenue
Regulated electric sales revenue decreased 2% to $1.2 billion, primarily reflecting:

  A $46 million decrease associated with comparably milder weather;

  A $17 million decrease due to changes in customer usage; partially offset by

  A $28 million increase due to the impact of a comparatively higher fuel rate for non-Virginia jurisdictional customers. The rate increase was more than offset by an increase in Electric fuel and energy purchases, net expense; and

  A $15 million increase associated with new customer connections.

Nonregulated electric sales revenue increased 60% to a loss of $24 million, primarily related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005. These contracts were previously held for trading purposes, as discussed in Note 12 to the Consolidated Financial Statements. The net impact of this change in classification was largely offset by similar changes in Other operations and maintenance expense.

Other revenue increased 79% to $253 million, primarily reflecting a $115 million increase in non-utility coal sales revenue, resulting from increased coal sales volumes and higher coal prices. The increase in coal sales was largely offset by an increase in the cost of coal purchased for resale reported in Other purchased energy commodities expense.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Expenses and Other Items
Electric fuel and energy purchases, net expense increased 5% to $505 million, reflecting an increase related to generation operations primarily due to higher commodity prices, partially offset by the impact of a charge incurred in the second quarter of 2004 due to the elimination of fuel deferral accounting for the Virginia jurisdiction which resulted in the write-off of previously deferred fuel costs incurred in the first quarter of 2004.

Purchased electric capacity expense decreased 16% to $114 million, primarily resulting from the termination of four long-term power purchase agreements in connection with the purchase of the related generating facilities in 2004 and 2005.

Other purchased energy commodities expense increased 83% to $229 million, primarily reflecting a $106 million increase in the cost of coal purchased for resale, discussed in Other revenue.

Other operations and maintenance expense increased 4% to $281 million, primarily reflecting:

  A $54 million increase related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes, as discussed above in Nonregulated electric sales revenue;
  An $11 million increase related to accounting, legal and certain administrative and technical services provided by DRS;
  An $11 million increase in operating expenses related to non-utility generating facilities acquired subsequent to June 2004 and higher outage costs;
  A $4 million increase in bad debt expense reflecting an increase in the reserve;
  A $4 million increase due to PJM related fees incurred in the second quarter of 2005;
  A $3 million increase as a result of a benefit in 2004 from the reduction of accrued expenses associated with Hurricane Isabel restoration activities; and
  A $3 million charge related to the Company's divestiture of its interest in a long-term power tolling contract.

These increases were partially offset by the following benefits recognized by regulated utility operations:

  A $53 million gain related to generation operations resulting from the sale of emissions allowances; and

  A $32 million benefit related to financial transmission rights (FTRs) granted by PJM to the Company as a load-serving entity to offset the congestion costs associated with PJM spot market activity, which is included in Electric fuel and energy purchases, net expense.

Depreciation and amortization expense increased 7% to $132 million, due to incremental expense resulting from property additions.

Income tax expense reflects a 1.8% increase in the Company's effective tax rate to 42.1%, as a result of lower state tax benefits for operating losses of subsidiaries taxable at rates that are lower than the Company's overall effective state tax rate.

Interest and related charges increased 25% to $81 million, primarily reflecting the impact of higher interest rates on variable rate debt.

Year-To-Date 2005 vs. 2004
Operating Revenue
Regulated electric sales revenue increased by less than 1% to $2.6 billion, primarily reflecting:

  A $40 million increase due to the impact of a comparatively higher fuel rate for non-Virginia jurisdictional customers. The rate increase was more than offset by an increase in Electric fuel and energy purchases, net expense; and

  A $29 million increase associated with new customer connections; partially offset by

  A $56 million decrease associated with comparably milder weather.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Nonregulated electric sales revenue increased 99% to a loss of $1 million, primarily related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005. These contracts were previously held for trading purposes, as discussed in Note 12 to the Consolidated Financial Statements. The net impact of this change in classification was largely offset by similar changes in Other operations and maintenance expense.

Other revenue increased 110% to $505 million, primarily reflecting a $236 million increase in non-utility coal sales, resulting from increased coal sales volumes and higher coal prices. The increase was largely offset by a corresponding increase in Other purchased energy commodities expense.

Operating Expenses and Other Items

Electric fuel and energy purchases, net expense increased 12% to $979 million, primarily reflecting an increase to related generation operations due to higher commodity prices.

Purchased electric capacity expense decreased 14% to $242 million, primarily resulting from the termination of four long-term power purchase agreements in connection with the purchase of the related generating facilities in 2004 and 2005.

Other purchased energy commodities expense increased 94% to $458 million, primarily reflecting an increase of $215 million in the cost of coal purchased for resale, as discussed in Other revenue.

Other operations and maintenance expense increased 51% to $780 million, primarily reflecting:

  A $151 million increase in expenses related to the designation of certain commodity derivative contracts as held for non-trading purposes effective January 1, 2005, which were previously held for trading purposes, as discussed above in Nonregulated electric sales revenue;

  A $77 million charge resulting from the termination of a long-term power purchase agreement;

  An $18 million increase as a result of a benefit in 2004 from the reduction of accrued expenses associated with Hurricane Isabel restoration activities;

  A $17 million increase resulting from higher incentive-based compensation, wages and pension and medical benefits;

  A $16 million increase related to accounting, legal and certain administrative and technical services provided by DRS;

  A $12 million increase in operating expenses related to non-utility generating facilities acquired subsequent to June 2004; and

  A $4 million increase due to PJM related fees incurred in the second quarter of 2005.

These increases were partially offset by the following benefits recognized by regulated utility operations:

  A $53 million gain related to generation operations resulting from the sale of emissions allowances; and

  A $32 million benefit related to FTRs granted by PJM to the Company as a load-serving entity to offset the congestion costs associated with PJM spot market activity, which is included in Electric fuel and energy purchases, net expense.

Depreciation and amortization expense increased 8% to $263 million, primarily due to incremental expense resulting from property additions.

Interest and related charges increased 16% to $154 million, primarily reflecting the impact of higher interest rates on variable rate debt.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Segment Results of Operations
Delivery
Delivery includes the Company's electric distribution and customer service business.

	Second Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Net income contribution	$59	$71	$141	$139

Electricity delivered to utility customers (million mwhrs)	19	19	39	39

_______________
mwhrs = megawatt hours

Presented below, on an after-tax basis, are the key factors impacting the Delivery segment's operating results:

	Second Quarter 2005 vs. 2004 Increase (Decrease)	Year-To-Date 2005 vs. 2004 Increase (Decrease)
	(millions)
North Carolina rate case settlement	$ 3/4	$ 5
Customer growth	3	5
Weather	(9)	(10)
Salaries, wages and benefits expense	3/4	(4)
Other	(6)	6
Change in net income contribution	$(12)	$ 2

The Delivery segment's net income decreased $12 million and increased $2 million for the second quarter and year-to-date periods ended June 30, 2005, respectively, as compared to 2004, primarily reflecting the following:

  A benefit resulting from the establishment of certain regulatory assets in connection with the settlement of a North Carolina rate case in the first quarter of 2005;

  An increase in regulated electric sales due to customer growth in the electric franchise service area, primarily reflecting new residential customers;

  A decrease in regulated electric sales revenue from comparably milder weather;

  An increase in salaries, wages and benefits expense resulting from higher incentive-based compensation, wages and pension and medical benefits;and

  Other factors, including the impact of a change in the allocation of base rate revenue among the operating segments and changes in customer usage.

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

	Second Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Net loss	$(47)	$(41)	$(116)	$(114)

Presented below, on an after-tax basis, are the key factors impacting the Energy segment's operating results:

	Second Quarter 2005 vs. 2004 Increase (Decrease)	Year-To-Date 2005 vs. 2004 Increase (Decrease)
	(millions)
Economic hedges	$ 5	$ 20
Energy trading and power hedging	(2)	(14)
Interest expense	(2)	(3)
Other	(7)	(5)
Change in net income contribution	$(6)	$ (2)

The Energy segment's net income decreased $6 million and $2 million for the second quarter and year-to-date periods ended June 30, 2005, respectively, as compared to 2004, primarily reflecting:

  The impact of unfavorable price movements in 2004 associated with a portfolio of financial derivative instruments held as economic hedges for a portion of Dominion's natural gas production. In 2005, the Company did not enter into similar economic hedging transactions;

  A higher net loss from energy trading and power hedging activities, primarily resulting from derivative losses on price risk management activities, partially offset by the optimization of physical gas transportation capacity positions;

  An increase in interest expense resulting from the impact of higher interest rates on variable rate debt; and

  Other factors, including the impact of the write-off in the first quarter of 2005 of certain previously deferred start-up and integration costs associated with joining an RTO that are allocable to non-Virginia jurisdictional and wholesale customers.

Generation
Generation includes the Company's portfolio of electric generating facilities, power purchase agreements, and coal trading and marketing activities.

	Second Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Net income contribution	$54	$44	$129	$155

Electricity supplied (million mwhrs)	19	19	39	39

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting the Generation segment's operating results:
	Second Quarter 2005 vs. 2004 Increase (Decrease)	Year-To-Date 2005 vs. 2004 Increase (Decrease)
	(millions)
Emissions allowances	$ 29	$ 29
2004 deferred fuel asset write-off	23	3/4
Capacity expenses	13	24
Fuel expense in excess of rate recovery	(21)	(42)
Regulated electric sales:
Weather	(18)	(22)
Customer growth	6	11
North Carolina rate case settlement	3/4	10
Interest expense	(6)	(9)
Salaries, wages and benefits expense	(1)	(8)
Depreciation expense	(4)	(7)
Outage costs	(3)	(3)
Other	(8)	(9)
Change in net income contribution	$ 10	$(26)

The Generation segment's net income increased $10 million and decreased $26 million for the second quarter and year-to-date periods ended June 30, 2005, respectively, as compared to 2004, primarily reflecting the following:

  A gain resulting from the sale of emissions allowances;

  A charge incurred in the second quarter of 2004 due to the elimination of fuel deferral accounting for the Virginia jurisdiction which resulted in the write-off of previously deferred fuel costs incurred in the first quarter of 2004;

  Reduced purchased power capacity expenses, primarily due to the termination of long-term power purchase agreements in connection with the purchase of the related non-utility generating facilities;

  Higher fuel and purchased power expenses largely due to higher commodity prices;

  Lower regulated electric sales due to comparably milder weather, partially offset by customer growth in the electric franchise service area, primarily reflecting an increase in new residential customers;

  A net benefit in the year-to-date period resulting from the establishment of certain regulatory assets and liabilities in connection with the settlement of a North Carolina rate case in the first quarter of 2005;

  An increase in interest expense resulting from the impact of higher interest rates on variable rate debt;

  An increase in salaries, wages and benefits expense resulting from higher incentive-based compensation, wages and pension and medical benefits;

  Higher depreciation and amortization expense due to property additions;

  Higher outage costs due to increased number of outage days in 2005; and

  Other factors, including the impact of a change in the allocation of base rate revenue among the operating segments and the write-off of certain previously deferred start-up and integration costs associated with joining an RTO that are allocable to non-Virginia jurisdictional and wholesale customers. These factors were partially offset by a benefit related to FTRs granted by PJM to the Company as a load-serving entity to offset the congestion costs associated with PJM spot market activity.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Corporate and Other
Corporate and Other includes the Company's corporate and other functions, including specific items attributable to operating segments, and corporate-wide enterprise commodity risk management services. Presented below are the Corporate and Other segment's after-tax operating results:

	Second Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Total net income (expense)	$(9)	$(2)	$(75)	$1

Second Quarter 2005 and 2004
The net expenses associated with the Corporate and Other segment increased $7 million, primarily due to an $8 million after-tax loss in the current period related to corporate-wide enterprise commodity risk management activities.

Year-To-Date 2005 and 2004
The Corporate and Other segment reported a net expense of $75 million, as compared to a net benefit of $1 million in the six months ended June 30, 2004, reflecting a $17 million after-tax loss in the six months ended June 30, 2005 from corporate-wide enterprise commodity risk management activities and the following specific items attributable to the operating segments:

2005

  A $77 million ($47 million after-tax) charge in connection with the termination of a long-term power purchase agreement (Generation); and

  $13 million ($8 million after-tax) of charges related to the Company's divestiture of its interest in a long-term power tolling contract (Generation).

2004

  An $18 million ($11 million after-tax) benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities (Delivery); partially offset by

  A $12 million ($7 million after-tax) charge related to the settlement of a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor (Energy).

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

A summary of the changes in the unrealized gains and losses recognized for the Company's energy-related derivative instruments held for trading purposes during the six months ended June 30, 2005 follows:

Amount (millions)

Net unrealized loss at December 31, 2004	$(35)
Net unrealized gain at inception of contracts initiated during the period	-
Changes in valuation techniques	-
Redefinition of trading contracts(1)	125
Contracts realized or otherwise settled during the period	(55)
Other changes in fair value	(14)
Net unrealized gain at June 30, 2005	$ 21

_____________________
(1) Represents the designation of certain commodity derivative contracts as non-trading, which were previously held for trading purposes as discussed in Note 12 to the Consolidated Financial Statements.

The balance of net unrealized gains and losses recognized for the Company's energy-related derivative instruments held for trading purposes at June 30, 2005 is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
	Less Than 1 Year	1-2 Years	2-3 Years	3-5 Years	In Excess of 5 Years	Total
	(millions)
Source of Fair Value:
Actively quoted(1)	$29	$(2)	$ (8)	-	-	$19
Other external sources(2)	-	5	(1)	$(2)	-	2
Models and other valuation methods	-	-	-	-	-	-
Total	$29	$3	$(9)	$(2)	-	$21

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

Operating Cash Flows
As presented on the Company's Consolidated Statements of Cash Flows, net cash flows from operating activities were $617 million and $612 million during the six months ended June 30, 2005 and 2004, respectively. Management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow current dividends payable to Dominion.

The Company's operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows. See discussion of such factors in Operating Cash Flows in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Credit Risk
The Company's exposure to potential concentrations of credit risk results primarily from its energy trading and risk management activities. Presented below is a summary of the Company's gross and net credit exposure as of June 30, 2005 for these activities. The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$277	$18	$259
Non-investment grade(2)	4	1	3
No external ratings:
Internally rated-investment grade(3)	186	-	186
Internally rated-non-investment grade(4)	66	-	66
Total	$533	$19	$514

_________________
(1) Designations as investment grade are based on minimum credit ratings assigned by Moody's Investors Service (Moody's) and Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor's). The five largest counterparty exposures, combined, for this category, represented approximately 20% of the total gross credit exposure.
(2) The five largest counterparty exposures, combined, for this category, represented less than 1% of the total gross credit exposure.
(3) The five largest counterparty exposures, combined, for this category, represented approximately 29% of the total gross credit exposure.
(4) The five largest counterparty exposures, combined, for this category, represented approximately 11% of the total gross credit exposure.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Investing Cash Flows
During the six months ended June 30, 2005 and 2004, investing activities resulted in net cash outflows of $387 million and $395 million, respectively. Significant investing activities in the six months ended June 30, 2005 included:

  $361 million for environmental upgrades, routine capital improvements of generation facilities, construction and improvements of gas and electric transmission and distribution assets and the cost of acquiring a non-utility generating facility;

  $153 million for purchases of securities held as investments in the Company's nuclear decommissioning trusts;

  $125 million from sales of securities held as investments in the Company's nuclear decommissioning trusts;

  $37 million from the sale of emissions allowances; and

  $61 million for nuclear fuel expenditures.

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

As presented on the Company's Consolidated Statements of Cash Flows, net cash flows used in financing activities were $216 million and $232 million, respectively, for the six months ended June 30, 2005 and 2004.

Joint Credit Facilities and Short-term Debt
The Company's financial policy precludes issuing commercial paper in excess of its supporting lines of credit. In May 2005, Dominion, Consolidated Natural Gas Company (CNG), a wholly-owned subsidiary of Dominion, and the Company entered into a $2.5 billion five-year revolving credit facility that replaced their $1.5 billion three-year facility dated May 2004 and $750 million three-year facility dated May 2002. This credit facility is being used for working capital, as support for the combined commercial paper programs of Dominion, CNG and the Company and other general corporate purposes. This credit facility can also be used to support up to $1.25 billion of letters of credit.

At June 30, 2005, total outstanding commercial paper supported by the joint credit facilities was $1.3 billion, of which Company's borrowings were $562 million. At June 30, 2005, total outstanding letters of credit supported by the joint credit facilities was $493 million, of which a total of $301 million was issued on behalf on an unregulated subsidiary of the Company.

At June 30, 2005, capacity available under the credit facility was $739 million.

Borrowings from Parent
In February 2005, borrowings from Dominion by the Company's certain unregulated subsidiaries under short-term demand notes were converted to borrowings under the Dominion money pool. At June 30, 2005, the outstanding borrowings by the Company's unregulated subsidiaries, net of repayments, totaled $396 million under the Dominion money pool and the Company's borrowings under a long-term note totaled $220 million. Interest charges incurred by the Company and its subsidiaries related to these borrowings were $4 million and $8 million in the second quarter and year to date periods ended June 30, 2005, respectively.

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

During the six months ended June 30, 2005, the Company repaid $16 million of its long-term debt.

Amounts Available under Shelf Registrations
At June 30, 2005, the Company had approximately $670 million of available capacity under currently effective shelf registrations. The shelf registrations would permit the Company to issue debt, trust preferred securities and preferred stock to meet future capital requirements.

Credit Ratings and Debt Covenants
In Credit Ratings and Debt Covenants of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company discussed its use of capital markets and the impact of credit ratings on the accessibility and costs of using these markets, as well as various covenants present in the enabling agreements underlying the Company's debt. As of June 30, 2005, there have been no changes in the Company's credit ratings nor changes to or events of default under the Company's debt covenants.

Future Cash Payments for Contractual Obligations
As of June 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Future Issues and Other Matters
The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Energy Policy Act of 2005 (the Act)
In July 2005, Congress passed the Act and sent it to the President for his signature. The Act includes numerous provisions meant to increase domestic gas and oil supplies, improve energy system reliability, build new nuclear power plants and expand renewable energy sources. The legislation would also repeal the Public Utility Holding Company Act of 1935. The Company is currently evaluating the impact that the Act may have on its results of operations and financial condition.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Risk Factors and Cautionary Statements That May Affect Future Results
Factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection include weather conditions; governmental regulations; cost of environmental compliance; inherent risk in the operation of nuclear facilities; fluctuations in energy-related commodities prices and the effect these could have on the Company's earnings, liquidity position and the underlying value of its assets; trading counterparty credit risk; capital market conditions, including price risk due to marketable securities held as investments in trusts and benefit plans; fluctuations in interest rates; changes in rating agency requirements or ratings; changes in accounting standards; collective bargaining agreements and labor negotiations; the risks of operating businesses in regulated industries that are subject to changing regulatory structures; changes to regulated electric rates recovered by the Company; transitional issues related to the transfer of control over electric transmission facilities to a regional transmission organization; and political and economic conditions (including inflation and deflation). Other more specific risk factors are as follows:

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

The Company's Clearinghouse operations are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. These market risks are beyond the Company's control and could adversely affect its results of operations and future growth.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Changing rating agency requirements could negatively affect the Company's growth and business strategy. As of June 30, 2005, the Company's senior secured debt is rated A-, negative outlook, by Standard & Poor's and A2, stable outlook, by Moody's. Both agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company's credit ratings by either Standard & Poor's or Moody's could increase its borrowing costs, adversely affect operating results, and could require it to post additional margin in connection with some of its trading and marketing activities.

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

As discussed in Note 12 to the Consolidated Financial Statements, the Company performed an evaluation of its Clearinghouse trading and marketing operations, which resulted in a decision to exit certain trading activities. In connection with the reorganization, certain commodity derivative contracts previously designated as held for trading purposes are now held for non-trading purposes.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity prices, interest rates and foreign currency exchange rates.

Commodity Price Risk-Trading Activities
As part of its strategy to market energy and to manage related risks, the Company manages a portfolio of commodity-based derivative instruments held for trading purposes. These contracts are sensitive to changes in the prices of natural gas, electricity and certain other commodities. The Company uses established policies and procedures to manage the risks associated with these price fluctuations and uses derivative instruments, such as futures, forwards, swaps and options, to mitigate risk by creating offsetting market positions. A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $13 million and $104 million in the fair value of its commodity-based financial derivatives held for trading purposes as of June 30, 2005 and December 31, 2004, respectively.

Commodity Price Risk-Non-Trading Activities
The Company manages the price risk associated with purchases and sales of natural gas and electricity by using derivative commodity instruments including futures, forwards, options and swaps. For sensitivity analysis purposes, the fair value of the Company's non-trading derivative commodity instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on the futures exchange. A hypothetical 10% unfavorable change in market prices of the Company's non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $200 million and $12 million as of June 30, 2005 and December 31, 2004, respectively. The higher impact as of June 30, 2005 reflects an increase in the level of non-trading commodity-based financial derivative instruments held by the Company to hedge electricity sales.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk
The Company manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. The Company also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at June 30, 2005 and December 31, 2004, a hypothetical 10% increase in market interest rates would decrease annual earnings by approximately $4 million and $3 million, respectively.

Foreign Currency Exchange Risk
The Company manages its foreign currency exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, the Company's exposure to foreign currency risk for these purchases is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $8 million and $10 million in the fair value of currency forward contracts held by the Company at June 30, 2005 and December 31, 2004, respectively.

Investment Price Risk
The Company is subject to investment price risk due to marketable securities held as investments in nuclear decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. The Company recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $13 million for the six months ended June 30, 2005 and $24 million for the year ended December 31, 2004. The Company recorded, in AOCI, net unrealized losses on decommissioning trust investments of $12 million for the six months ended June 30, 2005 and net unrealized gains on decommissioning trust investments $49 million for the year ended December 31, 2004.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officers and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officers and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

On December 31, 2003, the Company adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its Consolidated Financial Statements the SPE described in Note 3 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004. The Consolidated Balance Sheet as of June 30, 2005 reflects $354 million of net property, plant and equipment and deferred charges and $370 million of related debt attributable to the SPE. As the SPE is owned by unrelated parties, the Company does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at this entity.

On May 1, 2005, Virginia Power became a member of the PJM Interconnection, LLC (PJM), a regional transmission organization, and transferred functional control of its electric transmission facilities to PJM and integrated its control area into the PJM energy markets. In connection with this integration, Virginia Power implemented and/or modified a number of controls to facilitate participation in the PJM market. Apart from this, there have been no significant changes in the Company's internal control over financial reporting (as defined in Rule 13a - 15(f) and Rule 15d - 15(f) under the Securities Exchange Act of 1934, as amended) during the quarter that ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 22, 2005, by consent in lieu of the annual meeting, Dominion Resources, Inc., the sole holder of all the voting common stock of the Company, elected the following persons to serve as Directors until next year's annual meeting: Thos. E. Capps, Thomas N. Chewning and Thomas F. Farrell, II.

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

10.1

$2.5 billion Five-Year Revolving Credit Agreement, dated as of May 12, 2005, among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company and JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, Barclays Bank PLC, The Bank of Nova Scotia and Wachovia Bank, National Association, as Co-Documentation Agents, and other lenders as named herein (Exhibit 10.1, Form 8-K filed May 18, 2005, File No. 1-8489, incorporated by reference).

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

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 3, 2005	/s/ Steven A. Rogers Steven A. Rogers Vice President (Principal Accounting Officer)