Form 10-Q
period 2005-09-30
VIRGINIA ELECTRIC & POWER CO
filed 2005-11-03
CIK 103682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No    X

At September 30, 2005, the latest practicable date for determination, 198,047 shares of common stock, without par value, of the registrant were outstanding.

VIRGINIA ELECTRIC AND POWER COMPANY

INDEX

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. Financial Information
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)
Operating Revenue	$1,924	$1,659	$4,995	$4,308

Operating Expenses
Electric fuel and energy purchases, net	964	492	1,943	1,369
Purchased electric capacity	113	139	355	421
Other purchased energy commodities	200	180	658	416
Other operations and maintenance - external	645	134	1,274	508
Other operations and maintenance - affiliated	74	74	225	210
Depreciation and amortization	133	126	396	369
Other taxes	39	37	132	129
Total operating expenses	2,168	1,182	4,983	3,422

Income (loss) from operations	(244)	477	12	886

Other income	25	14	55	36

Interest and related charges:
Interest expense	69	64	208	182
Interest expense - junior subordinated notes payable to affiliated trusts	8	8	23	23
Total interest and related charges	77	72	231	205

Income (loss) before income taxes	(296)	419	(164)	717
Income tax expense (benefit)	(113)	160	(60)	277
Net Income (Loss)	(183)	259	(104)	440
Preferred dividends	4	4	12	12
Balance available for common stock	$ (187)	$ 255	$ (116)	$ 428

_______________
The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2005	December 31, 2004(1)
	(millions)
ASSETS

Current Assets
Cash and cash equivalents	$ 21	$ 2
Customer accounts receivable (net of allowance of $12 in 2005 and $13 in 2004)	1,365	1,289
Other accounts receivable	64	62
Receivables and advances due from affiliates	106	65
Inventories	596	554
Derivative assets	3,355	1,097
Other	301	238
Total current assets	5,808	3,307

Investments
Nuclear decommissioning trust funds	1,144	1,119
Other	22	22
Total investments	1,166	1,141

Property, Plant and Equipment
Property, plant and equipment	20,174	19,716
Accumulated depreciation and amortization	(8,015)	(7,706)
Total property, plant and equipment, net	12,159	12,010

Deferred Charges and Other Assets
Regulatory assets	357	361
Derivative assets	732	174
Other	321	325
Total deferred charges and other assets	1,410	860

Total assets	$20,543	$17,318

________________
(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS-(Continued)
(Unaudited)
	September 30, 2005	December 31, 2004(1)
	(millions)
LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities
Securities due within one year	$ 619	$ 12
Short-term debt	195	267
Accounts payable, trade	889	799
Payables to affiliates	135	122
Affiliated current borrowings	646	645
Accrued interest, payroll and taxes	265	176
Derivative liabilities	3,701	1,304
Other	288	235
Total current liabilities	6,738	3,560

Long-Term Debt
Long-term debt	3,773	4,326
Junior subordinated notes payable to affiliated trusts	412	412
Notes payable - other affiliates	220	220
Total long-term debt	4,405	4,958

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,050	2,264
Asset retirement obligations	813	781
Derivative liabilities	1,287	163
Regulatory liabilities	405	387
Other	103	79
Total deferred credits and other liabilities	4,658	3,674

Total liabilities	15,801	12,192

Commitments and Contingencies (See Note 9)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder's Equity
Common stock - no par, 300,000 shares authorized; 198,047 shares outstanding	3,388	3,388
Other paid-in capital	252	50
Retained earnings	733	1,302
Accumulated other comprehensive income	112	129
Total common shareholder's equity	4,485	4,869

Total liabilities and shareholder's equity	$20,543	$17,318

_______________
(1) The Consolidated Balance Sheet at December 31, 2004 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2005	2004
	(millions)
Operating Activities
Net income (loss)	$ (104)	$ 440
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	452	432
Deferred income taxes and investment tax credits, net	(228)	176
Deferred fuel expenses, net	46	60
Net unrealized losses on energy-related derivatives	821	45
Gain on sale of emissions allowances	(54)	(21)
Changes in:
Accounts receivable	(78)	150
Affiliated receivables and payables	(24)	8
Inventories	(42)	(38)
Accounts payable, trade	90	(201)
Accrued interest, payroll and taxes	92	75
Margin deposit assets and liabilities	10	(24)
Prepayments	(52)	31
Other operating assets and liabilities	(8)	(68)
Net cash provided by operating activities	921	1,065

Investing Activities
Plant construction and other property additions	(513)	(504)
Nuclear fuel	(92)	(63)
Purchases of securities	(243)	(215)
Proceeds from sale of securities	203	182
Proceeds from sale of emissions allowances	56	25
Other	43	20
Net cash used in investing activities	(546)	(555)

Financing Activities
Repayment of short-term debt, net	(72)	(369)
Issuance of affiliated current borrowings, net	201	534
Repayment of long-term debt	(14)	(250)
Common stock dividend payments	(453)	(421)
Preferred stock dividend payments	(12)	(12)
Other	(6)	(9)
Net cash used in financing activities	(356)	(527)

Increase (decrease) in cash and cash equivalents	19	(17)
Cash and cash equivalents at beginning of period	2	46
Cash and cash equivalents at end of period	$ 21	$ 29

Supplemental Cash Flow Information
Noncash transactions from financing activities:
Assumption of debt related to the acquisition of a non-utility generating facility	$ 62	$ 134
Issuance of debt in exchange for electric distribution assets	8	--
Conversion of short-term borrowings to contributed capital	200	--

_______________
The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations
Virginia Electric and Power Company (the Company), a Virginia public service company, is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). The Company is a regulated public utility that generates, transmits and distributes electricity within an area of approximately 30,000 square-miles in Virginia and northeastern North Carolina. It sells electricity to approximately 2.3 million retail customer accounts, including governmental agencies, and to wholesale customers such as rural electric cooperatives, municipalities, power marketers and other utilities. The Virginia service area comprises about 65% of Virginia's total land area but accounts for over 80% of its population. The Company, through its nonregulated subsidiary, Virginia Power Energy Marketing (VPEM), has trading relationships beyond the geographic limits of its retail service territory and buys and sells natural gas, electricity and other energy-related commodities. On May 1, 2005, the Company became a member of PJM Interconnection, LLC (PJM), a regional transmission organization (RTO). As a result, the Company transferred functional control of its electric transmission facilities to PJM and integrated its control area into the PJM energy markets.

The "Company" is used throughout this report and, depending on the context of its use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one of Virginia Electric and Power Company's consolidated subsidiaries or the entirety of Virginia Electric and Power Company, including its Virginia and North Carolina operations and its consolidated subsidiaries.

The Company manages its daily operations through three primary operating segments: Delivery, Energy and Generation. In addition, the Company reports its corporate and other functions as a segment.

Note 2. Significant Accounting Policies
As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), the accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

In the opinion of the Company's management, the accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004, and its cash flows for the nine months ended September 30, 2005 and 2004.

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

Note 3. Recently Issued Accounting Standards
FIN 47
In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47), which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the obligation is incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset, if the fair value of the liability can be reasonably estimated. A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional upon a future event that may or may not be within the control of the entity. Uncertainty about the timing and/or method of settlement is required to be factored into the measurement of the liability when sufficient information exists. The Company will adopt FIN 47 on December 31, 2005 and is currently evaluating its impact, which could be material to the Company's results of operations and financial condition.

SFAS No. 154
In May 2005, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company will apply the provisions of SFAS No. 154 beginning January 1, 2006.

Note 4. Operating Revenue
The Company's operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)
Regulated electric sales	$1,729	$1,455	$4,296	$4,011
Nonregulated electric sales	(19)	(4)	(20)	(151)
Other	214	208	719	448
Total operating revenue	$1,924	$1,659	$4,995	$4,308

Note 5. Comprehensive Income
The following table presents total comprehensive income (loss):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)
Net income (loss)	$(183)	$259	$(104)	$440
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(2)	(5)	(17)	4
Other(1)	8	1	--	(2)
Other comprehensive income (loss)	6	(4)	(17)	2
Total comprehensive income (loss)	$(177)	$255	$(121)	$442

________________
(1) Represents primarily unrealized gains (losses) on investments held in decommissioning trusts.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6. Hedge Accounting Activities
The Company is exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related commodities marketed and purchased, as well as currency exchange and interest rate risks of its business operations. The Company uses derivative instruments to mitigate its exposure to these risks and designates certain derivative instruments as fair value or cash flow hedges for accounting purposes, as allowed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Selected information about the Company's hedge accounting activities follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(millions)
Portion of gains on hedging instruments determined to be ineffective and included in net income-Fair value hedges	$ 1	$ 3	$ 3	$ 4

Portion of gains (losses) on hedging instruments attributable to changes in differences between spot prices and forward prices excluded from measurement of effectiveness and included in net income-Fair value hedges	$ 4	$(9)	$ 5	$(12)

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (loss) (AOCI) in the Consolidated Balance Sheet at September 30, 2005:

	AOCI After-Tax	Portion Expected to be Reclassified to Earnings during the Next 12 Months After-Tax	Maximum Term
	(millions)
Commodities-Gas	$(1)	$(1)	5 months
Interest rate	1	--	121 months
Foreign currency	21	7	26 months
Total	$ 21	$ 6

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

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

As of September 30, 2005, no further information has been received from the three remaining potential VIEs. The Company will continue its efforts to obtain information and will complete an evaluation of its relationship with each of these potential VIEs if sufficient information is ultimately obtained. The Company has remaining purchase commitments with these three potential VIE supplier entities of $2.1 billion at September 30, 2005. The Company paid $45 million and $47 million for electric generation capacity and $107 million and $43 million for electric energy to these entities in the three months ended September 30, 2005 and 2004, respectively. The Company paid $146 million for electric generation capacity in the nine months ended September 30, 2005 and 2004 and $188 million and $124 million for electric energy to these entities in the same periods of 2005 and 2004, respectively.

During the first and second quarters of 2005, the Company entered into three long-term contracts with unrelated limited liability corporations (LLCs) to purchase synthetic fuel produced from coal. Certain variable pricing terms in the contracts protect the equity holders from variability in the cost of their coal purchases, and therefore, the LLCs were determined to be VIEs. The Company's only obligation under the contractual arrangement is to purchase the synthetic fuel that the LLCs produce. After completing its FIN 46R analysis, the Company concluded that although its interests in the contracts, as a result of their pricing terms, represent variable interests in the LLCs, the Company is not the primary beneficiary. The Company paid $67 million and $130 million to the LLCs for coal and synthetic fuel produced from coal in the three months and nine months ended September 30, 2005, respectively.

In accordance with FIN 46R, the Company consolidates the variable interest lessor entity through which the Company has financed and leased a power generation project. The Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 reflect net property, plant and equipment of $350 million and $346 million, respectively, and $370 million of debt related to this entity. The debt is nonrecourse to the Company and is secured by the entity's property, plant and equipment.

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

At September 30, 2005, total outstanding commercial paper supported by the joint credit facility was $1.1 billion, of which the Company's borrowings were $195 million. At September 30, 2005, total outstanding letters of credit supported by the joint credit facility were $1.2 billion, of which a total of $846 million were issued on behalf of VPEM.

At September 30, 2005, capacity available under the credit facility was $158 million.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

During the third quarter, Dominion entered into a bilateral credit facility in order to provide collateral required on derivative contracts used in its risk management strategies for merchant generation and other production operations. Though the Company is not a specific party to the facility, a total of $200 million of letters of credit supported by the bilateral facility were issued on behalf of VPEM as of September 30, 2005.

In connection with its commodity hedging activities, the Company is required to provide collateral to counterparties under some circumstances. Under certain collateral arrangements, the Company may satisfy these requirements by electing to either deposit cash, post letters of credit or, in some cases, utilize other forms of security. From time to time, the Company varies the form of collateral provided to counterparties after weighing the costs and benefits of various factors associated with the different forms of collateral. These factors include short-term borrowing and short-term investment rates, the spread over these short-term rates at which the Company can issue commercial paper, balance sheet impacts, the costs and fees of alternative collateral postings with these and other counterparties and overall liquidity management objectives.

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

During the nine months ended September 30, 2005, the Company repaid $14 million of its long-term debt.

Amounts Available under Shelf Registrations
At September 30, 2005, the Company had approximately $645 million of available capacity under currently effective shelf registrations. The shelf registrations would permit the Company to issue debt, trust preferred securities and preferred stock to meet future capital requirements.

Note 9. Commitments and Contingencies
Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies as disclosed in Note 19 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, or Notes 11 and 9 to the Consolidated Financial Statements in the Company's Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, respectively, nor have any significant new matters arisen during the quarter ended September 30, 2005.

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

Guarantees and Surety Bonds
At September 30, 2005, the Company had issued $25 million of guarantees to support commodity transactions of its subsidiaries. The Company had also purchased $14 million of surety bonds for various purposes, including providing workers compensation coverage and obtaining licenses, permits and rights-of-way. Under the terms of surety bonds, the Company is obligated to indemnify the respective surety bond company for any amounts paid.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Nuclear Operations
The Price-Anderson Act provides the public up to $10.8 billion of protection per nuclear incident via obligations required of owners of nuclear power plants. The Company has purchased $300 million of coverage from the commercial insurance pools with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the United States, the Company could be assessed up to $100.6 million for each of its licensed reactors, not to exceed $15 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed. The Price-Anderson Act was first enacted in 1957 and was renewed again in 2005.

The Company's current level of property insurance coverage ($2.55 billion for North Anna and Surry, individually) exceeds the Nuclear Regulatory Commission's (NRC) minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance are used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. The Company's nuclear property insurance is provided by the Nuclear Electric Insurance Limited (NEIL), a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. The maximum assessment for the current policy period is $55 million. Based on the severity of the incident, the board of directors of the Company's nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. The Company has the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

The Company purchases insurance from NEIL to cover the cost of replacement power during the prolonged outage of a nuclear unit due to direct physical damage of the unit. Under this program, the Company is subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. The current policy period's maximum assessment is $20 million.

Old Dominion Electric Cooperative, a part owner of North Anna Power Station, is responsible for its share of the nuclear decommissioning obligation and insurance premiums on applicable units, including any retrospective premium assessments and any losses not covered by insurance.

Note 10. Credit Risk
As a regulated utility, the Company sells, distributes, and transmits electricity to major companies in the energy industry, as well as to commercial and residential energy consumers. As a result of its large and diverse customer base, the Company is not exposed to a significant concentration of credit risk for receivables arising from utility electric operations, including transmission services and retail energy sales. The Company's exposure to credit risk is concentrated primarily within VPEM's energy commodity trading and risk management activities performed on behalf of other Dominion subsidiaries (affiliates), as the Company transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. At September 30, 2005, gross credit exposure totaled $591 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. After the application of collateral, the Company's credit exposure totaled $554 million. Of this amount, investment grade counterparties represented 79% and no single counterparty exceeded 31%. The credit exposure amounts exclude amounts receivable from affiliated companies. As of September 30, 2005 and December 31, 2004, the Company had margin deposit assets (reported in other current assets) of $111 million and $54 million, respectively, and margin deposit liabilities (reported in other current liabilities) of $85 million and $19 million, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11. Related Party Transactions
The Company engages in related party transactions, primarily with affiliates. The Company's accounts receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. The Company is included in Dominion's consolidated federal income tax return and participates in certain Dominion employee benefit plans. The significant related party transactions are disclosed below.

Transactions with Affiliates
The Company, through VPEM, transacts with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Through VPEM, the Company is also involved in facilitating Dominion's enterprise risk management by entering into certain financial derivative commodity contracts with affiliates. These contracts, which are principally comprised of commodity swaps, are used by Dominion subsidiaries to manage commodity price risks associated with purchases and sales of natural gas. As part of Dominion's enterprise risk management, the Company generally manages such risk exposures by entering into offsetting derivative instruments with third parties. The Company reports both affiliated and third party derivative instruments at fair value on the balance sheet, with related changes included in earnings, except to the extent derivative instruments are designated as cash flow hedges.

Presented below are affiliated transactions recorded in operating revenue and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(millions)
	2005	2004	2005	2004
Purchases of natural gas, gas transportation and storage services from affiliates	$289	$219	$778	$864
Sales of natural gas to affiliates	261	158	642	517
Net realized losses on affiliated commodity derivative contracts	(31)	(4)	(18)	(13)

At September 30, 2005 and December 31, 2004, the Company's Consolidated Balance Sheets included derivative assets of $348 million and $84 million, respectively, and derivative liabilities of $327 million and $34 million, respectively, with affiliates.

Dominion Resources Services, Inc. (DRS) provides accounting, legal and certain administrative and technical services to the Company, which totaled $74 million in the third quarters of 2005 and 2004, and $225 million and $210 million in the nine months ended September 30, 2005 and 2004, respectively. The Company provides certain services to affiliates, including charges for facilities and equipment usage, which totaled $11 million and $7 million in the third quarters of 2005 and 2004, respectively, and $24 million and $20 million in the nine months ended September 30, 2005 and 2004, respectively.

Transactions with Dominion
The Company and its subsidiaries have borrowed funds from Dominion under both short-term and long-term borrowing arrangements. At December 31, 2004, certain of the Company's nonregulated subsidiaries had borrowings from Dominion under short-term demand notes totaling $645 million. In February 2005, the outstanding demand note borrowings by those nonregulated subsidiaries were converted to borrowings under the Dominion money pool. The Company borrowed additional funds from Dominion under the short-term demand notes during September 2005, of which $200 million were subsequently converted to contributed capital during the quarter. At September 30, 2005 the Company had $3 million of outstanding short-term note borrowings from Dominion and the Company's nonregulated subsidiaries had outstanding Dominion money pool borrowings totaling $643 million. At September 30, 2005 and December 31, 2004, the Company's borrowings under a long-term note totaled $220 million. Interest charges incurred by the Company related to these short-term and long-term borrowings were $8 million and $3 million in the third quarters of 2005 and 2004, respectively, and $16 million and $7 million in the nine months ended September 30, 2005 and 2004, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12. Operating Segments
In connection with the reorganization of the Company's Clearinghouse trading and marketing operations described in Note 23 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, commodity derivative contracts held by the Clearinghouse were assessed in January 2005 to determine the appropriate financial statement classification under the Company's new strategy. As a result of this review, certain commodity derivative contracts previously designated as held for trading purposes are now held for non-trading purposes. Under the Company's derivative income statement classification policy described in Note 2 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, all changes in fair value, including amounts realized upon settlement, related to the reclassified contracts were previously presented in operating revenue on a net basis. Upon reclassification as non-trading, all unrealized changes in fair value and settlements related to those derivative contracts that are financially-settled are now reported in other operations and maintenance expense on a net basis. The statement of income related amounts for those reclassified derivative sales contracts that are physically settled are now presented in operating revenue, while the statement of income related amounts for physically settled purchase contracts are reported in operating expenses.

The Company is organized primarily on the basis of products and services sold in the United States. The majority of the Company's revenue is provided through tariff rates. Generally, such revenue is allocated for management reporting based on an unbundled rate methodology among the three primary operating segments:

 Delivery includes the Company's electric distribution and customer service business. The Delivery segment is subject to cost-of-service rate regulation and accordingly, applies SFAS No. 71, Accounting for the Effects of Certain Types of Regulation.

Energy includes the Company's electric transmission operations and producer services, which consist of market-based services related to gas transportation and storage, gas trading and price risk management activities on behalf of its affiliates, and the prior year's results of certain energy trading activities exited in December 2004. The electric transmission operations are subject to cost-of-service rate regulation and accordingly, apply SFAS No. 71.

Generation includes the Company's portfolio of electric generating facilities, energy supply operations and coal trading and marketing activities.

Corporate and Other includes the Company's corporate and other functions and enterprise-wide (Dominion and its affiliates) commodity risk management. The contribution to net income by the Company's operating segments is determined based on a measure of profit that executive management believes to be representative of the segments' core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segments' performance or allocating resources among the segments. These specific items are instead reported in the Corporate and Other segment, including:

Nine Months Ended September 30, 2005

  A charge in connection with the termination of a long-term power purchase agreement; and

  A charge related to the Company's divestiture of its interest in a long-term power tolling contract.

Nine Months Ended September 30, 2004

  A benefit in connection with the termination of a long-term power purchase agreement;

  A benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities; and

  A charge related to the settlement of a class action lawsuit involving a dispute over the Company's rights to lease fiber-optic cable along a portion of its electric transmission corridor.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Intersegment sales and transfers are based on underlying contractual arrangements and agreements and may result in intersegment profit or loss.
	Delivery	Energy	Generation	Corporate and Other	Consolidated Total
	(millions)
Three Months Ended September 30, 2005
Operating revenue	$332	$ 77	$1,557	$ (42)	$1,924
Net income (loss)	97	(308)	56	(28)	(183)

Three Months Ended September 30, 2004
Operating revenue	$325	$ 46	$1,286	$ 2	$1,659
Net income (loss)	95	(10)	152	22	259

Nine Months Ended September 30, 2005
Operating revenue	$903	$ 242	$3,919	$ (69)	$4,995
Net income (loss)	238	(424)	185	(103)	(104)

Nine Months Ended September 30, 2004
Operating revenue	$887	$ (11)	$3,426	$ 6	$4,308
Net income (loss)	234	(124)	307	23	440

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

Accounting Matters
Critical Accounting Policies and Estimates
As of September 30, 2005, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The policies disclosed included the accounting for derivative contracts at fair value, long-lived asset impairment testing, asset retirement obligations and regulated operations.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results of Operations
Presented below is a summary of contributions by the Company's operating segments to net income (loss) for the third quarter and year-to-date periods ended September 30, 2005 and 2004:

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Delivery	$ 97	$ 95	$ 238	$ 234
Energy	(308)	(10)	(424)	(124)
Generation	56	152	185	307
Primary operating segments	(155)	237	(1)	417
Corporate and Other	(28)	22	(103)	23
Consolidated net income (loss)	$ (183)	$ 259	$ (104)	$ 440

Overview
The Company's primary operating segments incurred net losses of $155 million and $1 million in the third quarter and year-to-date periods of 2005, respectively, versus positive contributions of $237 million and $417 million in the same periods of 2004. These changes primarily resulted from:

  A higher net loss from the Energy segment primarily reflecting losses incurred on derivative contracts used to execute price risk management activities on behalf of the Company's affiliates, partially offset by the optimization of physical gas transportation capacity positions; and

  A lower contribution from the Generation segment due to an increase in fuel and purchased power expenses, resulting from increased output and higher commodity prices.

Consolidated results also include after-tax losses of $23 million and $41 million in the third quarter and year-to-date periods of 2005, respectively, reported in the Corporate and Other segment related to enterprise-wide commodity risk management activities.

The year-to-date consolidated results also include the impact of the following specific items recognized in 2005 and 2004. These items were reported in the Corporate and Other segment, and included:

2005

  A $47 million after-tax charge in connection with the termination of a long-term power purchase agreement; and

  An $8 million after-tax charge related to the Company's divestiture of its interest in a long-term power tolling contract.

2004

  A $21 million after-tax benefit from the termination of a long-term power purchase contract; and

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Analysis of Consolidated Operations
Presented below are selected amounts related to the Company's results of operations:
	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Operating Revenue	$1,924	$1,659	$4,995	$4,308
Operating Expenses
Electric fuel and energy purchases, net	964	492	1,943	1,369
Purchased electric capacity	113	139	355	421
Other purchased energy commodities	200	180	658	416
Other operations and maintenance	719	208	1,499	718
Depreciation and amortization	133	126	396	369
Other taxes	39	37	132	129
Other income	25	14	55	36
Interest and related charges	77	72	231	205
Income tax expense (benefit)	(113)	160	(60)	277

An analysis of the Company's results of operations for the third quarter and year-to-date periods of 2005 compared to the third quarter and year-to-date periods of 2004 follows:

 Third Quarter 2005 vs. 2004
Operating Revenue increased 16% to $1.9 billion, primarily reflecting a $274 million increase in regulated electric sales revenue primarily related to a $144 million increase as a result of a comparatively higher fuel rate for non-Virginia jurisdictional customers and a $110 million increase associated with the impact of comparably favorable weather on customer usage. The fuel rate increase was more than offset by an increase in Electric fuel and energy purchases, net expense.

Operating Expenses and Other Items
Electric fuel and energy purchases, net expense increased 96% to $964 million, reflecting an increase related to generation operations primarily resulting from increased output and higher commodity prices, including purchased power.

Purchased electric capacity expense decreased 19% to $113 million, primarily resulting from the termination of several long-term power purchase agreements in connection with the purchase of the related generating facilities in 2004 and 2005.

Other purchased energy commodities expense increased 11% to $200 million, primarily reflecting a $27 million increase in the cost of coal purchased for resale.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other operations and maintenance expense increased 246% to $719 million, primarily related to:

  A $554 million increase related to losses incurred on financially-settled commodity derivative contracts, which are used to execute price risk management activities undertaken on behalf of the Company's affiliates. Prior to January 1, 2005, these contracts were held for trading purposes. Effective January 1, 2005, in connection with the reorganization of the Company's trading and marketing activities, these contracts are held for non-trading purposes, as discussed in Note 12 to the Consolidated Financial Statements;

  A $34 million increase as a result of a benefit in 2004 from the termination of a long-term power purchase contract; and

  An $11 million increase in salaries, wages, and benefits expense resulting from higher incentive-based compensation, wages and pension benefits; partially offset by

  An $81 million benefit related to financial transmission rights (FTRs) granted by PJM to the Company as a load-serving entity to offset the congestion costs associated with PJM spot market activity, which is included in Electric fuel and energy purchases, net expense.

Other income increased 79% to $25 million reflecting a $6 million increase in net realized gains (including investment income) associated with nuclear decommissioning trust fund investments.

Interest and related charges increased 7% to $77 million, primarily reflecting the impact of additional borrowings and higher interest rates on variable rate debt, partially offset by a reduction in interest accrued on tax deficiencies in the current period to reflect resolution of issues with tax authorities.

Year-To-Date 2005 vs. 2004
Operating Revenue increased 16% to $5 billion, primarily reflecting:

  A $285 million increase in regulated electric sales revenue primarily due to a $184 million increase related to a comparatively higher fuel rate for non-Virginia jurisdictional customers, a $54 million increase associated with the impact of comparably favorable weather on customer usage and a $45 million increase associated with new customer connections. The fuel rate increase was more than offset by an increase in Electric fuel and energy purchases, net expense;

  A $131 million increase in nonregulated electric sales revenue, primarily related to reclassifications due to the designation of certain financially-settled commodity derivative contracts as held for non-trading purposes effective January 1, 2005. These contracts were previously held for trading purposes, as discussed in Note 12 to the Consolidated Financial Statements. The net impact of this change in classification was offset by similar changes in Other operations and maintenance expense;

  A $271 million increase in other revenue, primarily reflecting a $258 million increase in non-utility coal sales, resulting from increased coal sales volumes ($144 million) and higher coal prices ($114 million). The increase was largely offset by a corresponding increase in Other purchased energy commodities expense.

Operating Expenses and Other Items
Electric fuel and energy purchases, net expense increased 42% to $1.9 billion, reflecting an increase related to generation operations primarily resulting from increased output and higher commodity prices, including purchased power.

Purchased electric capacity expense decreased 16% to $355 million, primarily resulting from the termination of several long-term power purchase agreements in connection with the purchase of the related generating facilities in 2004 and 2005.

Other purchased energy commodities expense increased 58% to $658 million, primarily reflecting an increase of $243 million in the cost of coal purchased for resale, as discussed in Operating Revenue.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Other operations and maintenance expense increased 109% to $1.5 billion, primarily reflecting:

  A $738 million increase related to losses incurred on financially-settled commodity derivative contracts, which are used to execute price risk management activities undertaken on behalf of the Company's affiliates. Prior to January 1, 2005, these contracts were held for trading purposes, as discussed above in Operating Revenue. Effective January 1, 2005, in connection with the reorganization of the Company's trading and marketing activities, these contracts are held for non-trading purposes, as discussed in Note 12 to the Consolidated Financial Statements;

  A $77 million charge resulting from the termination of a long-term power purchase agreement;

  A $29 million increase in salaries, wages, and benefits expense resulting from higher incentive-based compensation, wages and pension benefits;

  The net impact of the following items recognized in 2004:

    A $34 million benefit resulting from the termination of a long-term power agreement; and

    An $18 million benefit from the reduction of accrued expenses associated with Hurricane Isabel restoration activities;

  A $15 million increase in operating expenses related to non-utility generating facilities acquired subsequent to September 2004; and

  A $4 million increase due to PJM related fees.

These increases were partially offset by the following benefits recognized by regulated utility operations:

  A $113 million benefit related to FTRs granted by PJM to the Company as a load-serving entity to offset the congestion costs associated with PJM spot market activity, which are included in Electric fuel and energy purchases, net expense; and

  A $53 million gain from the sale of emissions allowances.

Other income increased 53% to $55 million primarily reflecting an $8 million increase in net realized gains (including investment income) associated with nuclear decommissioning trust fund investments.

Interest and related charges increased 13% to $231 million, primarily reflecting the impact of additional borrowings and higher interest rates on variable rate debt.

Income tax expense (benefit) reflects the Company's pre-tax loss from operations in 2005, as compared to its pre-tax income from operations in 2004, as well as a decrease in the Company's effective tax rate to 36.4%, resulting from the effects of lower state tax benefits for subsidiary operating losses that are subject to lower rates than the Company's overall effective tax rate.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Segment Results of Operations
Delivery
Delivery includes the Company's electric distribution and customer service business.

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Net income contribution	$97	$95	$238	$234

Electricity delivered to utility customers (million mwhrs)	24	21	62	60

_______________
mwhrs = megawatt hours

Presented below, on an after-tax basis, are the key factors impacting the Delivery segment's net income contribution:

	Third Quarter 2005 vs. 2004 Increase (Decrease)	Year-To-Date 2005 vs. 2004 Increase (Decrease)
	(millions)
Weather	$ 18	$ 10
Customer growth	3	8
Major storms	3	5
North Carolina rate case settlement	--	6
Depreciation and amortization	(2)	(6)
Change in segment revenue allocation	(20)	(11)
Other	--	(8)
Change in net income contribution	$ 2	$ 4

The Delivery segment's third quarter and year-to-date net income contribution increased $2 million and $4 million, respectively, primarily reflecting the following:

  An increase in regulated electric sales revenue from the impact of comparably favorable weather on customer usage;

  An increase in regulated electric sales due to customer growth in the electric franchise service area, primarily reflecting new residential customers;

  A benefit resulting from a decrease in expenditures associated with major storms and service restoration; and

  A benefit resulting from the establishment of certain regulatory assets in connection with the settlement of a North Carolina rate case in the first quarter of 2005; partially offset by

  An increase in depreciation and amortization expense due to property additions;

  A change in the seasonal allocation of electric utility base rate revenue among the primary operating segments effective January 1, 2005. The revised allocation method is not expected to impact full year results; and

  Other factors in the year-to-date period, primarily reflecting higher operations and maintenance expenses.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Energy
Energy includes the Company's electric transmission operations and producer services, which consist of market-based services and trading related to gas transportation and storage, price risk management activities on behalf of its affiliates, and the prior year's results of certain energy trading activities exited in December 2004.

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Net loss	$(308)	$(10)	$(424)	$(124)

Presented below, on an after-tax basis, are the key factors impacting the Energy segment's net income contribution:

	Third Quarter 2005 vs. 2004 Increase (Decrease)	Year-To-Date 2005 vs. 2004 Increase (Decrease)
	(millions)
Energy trading	$(302)	$(316)
Economic hedges	(1)	18
Weather	3	1
Other	2	(3)
Change in net income contribution	$(298)	$(300)

The Energy segment's third quarter and year-to-date net loss increased $298 million and $300 million, respectively, primarily reflecting:

  A higher net loss from energy trading activities, primarily due to the impact of losses incurred on derivative contracts used to execute price risk management activities undertaken on behalf of the Company's affiliates, partially offset by the optimization of physical gas transportation capacity positions;

  The impact of price movements in 2004 associated with a portfolio of financial derivatives held as economic hedges for a portion of Dominion's natural gas production. In 2005, the Company did not enter into similar economic hedging transactions;

  An increase in regulated electric sales revenue from the impact of comparably favorable weather on customer usage; and

  Other factors, including the impact of the write-off in the first quarter of 2005 of certain previously deferred start-up and integration costs associated with joining an RTO that are allocable to non-Virginia jurisdictional and wholesale customers.

Generation
Generation includes the Company's portfolio of electric generating facilities, energy supply operations, and coal trading and marketing activities.

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Net income contribution	$56	$152	$185	$307

Electricity supplied (million mwhrs)	24	21	62	60

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Presented below, on an after-tax basis, are the key factors impacting the Generation segment's net income contribution:
	Third Quarter 2005 vs. 2004 Increase (Decrease)	Year-To-Date 2005 vs. 2004 Increase (Decrease)
	(millions)
Fuel expense in excess of rate recovery	$(181)	$(223)
Energy and coal trading	(14)	(19)
Emissions allowances	(8)	21
Salaries, wages and benefits expense	(7)	(15)
Interest expense	(3)	(12)
Depreciation expense	(3)	(10)
North Carolina rate case settlement	--	10
Energy supply margin	13	25
Capacity expenses	16	41
Change in segment revenue allocation	24	15
Regulated electric sales:
Weather	47	25
Customer growth	7	18
Other	13	2
Change in net income contribution	$ (96)	$(122)

The Generation segment's third quarter and year-to-date net income contribution decreased $96 million and $122 million, respectively, primarily reflecting the following:

  An increase in fuel and purchased power expenses related to utility operations primarily resulting from increased output and higher commodity prices;

  Lower income from energy and coal trading activities, primarily due to favorable price movements and the monetization of certain non-utility coal positions in 2004;

  A decrease in gains recognized from the sale of emissions allowances by electric utility operations in the quarter. Gains on the sale of emissions allowances increased in the year-to-date period. Future gains, if any, are dependent on market liquidity and other factors;

  An increase in salaries, wages and benefits expense resulting from higher incentive-based compensation, wages and pension benefits;

  An increase in interest expense resulting from the impact of higher interest rates on variable rate debt; and

  Higher depreciation and amortization expense largely due to incremental expense resulting from property additions; partially offset by

  A net benefit in the year-to-date period resulting from the establishment of certain regulatory assets and liabilities in connection with the settlement of a North Carolina rate case in the first quarter of 2005;

  An increase in energy supply margin, primarily reflecting FTRs granted by PJM to the Company as a load-serving entity which more than offset the congestion costs associated with PJM spot market activity;

  Reduced purchased power capacity expenses, primarily due to the termination of several long-term power purchase agreements in connection with the purchase of the related non-utility generating facilities;

  A change in the seasonal allocation of electric utility base rate revenue among the primary operating segments effective January 1, 2005. The revised allocation method is not expected to impact full year results;

  Higher regulated electric sales due to the impact of comparably favorable weather on customer usage and customer growth in the electric franchise service area, primarily reflecting an increase in new residential customers; and

  Other factors, including the impact of lower outage costs and net realized gains (including investment income) associated with nuclear decommissioning trust fund investments.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Corporate and Other
Corporate and Other includes the Company's corporate and other functions, including specific items attributable to operating segments, and enterprise-wide commodity risk management services. Presented below are the Corporate and Other segment's after-tax operating results:

	Third Quarter		Year-To-Date
	2005	2004	2005	2004
	(millions)
Total net income (loss)	$(28)	$22	$(103)	$23

Third Quarter 2005 and 2004
The Corporate and Other segment reported a net loss of $28 million, as compared to net income of $22 million in 2004, primarily due to a $23 million after-tax loss in 2005 related to enterprise-wide commodity risk management activities, and the impact of a $21 million after-tax benefit from the termination of a long-term power purchase contract in 2004 (Generation).

Year-To-Date 2005 and 2004
The Corporate and Other segment reported a net loss of $103 million, as compared to net income of $23 million in 2004, primarily reflecting a $41 million after-tax loss in 2005 from enterprise-wide commodity risk management activities and the following specific items attributable to the operating segments:

2005

  A $77 million ($47 million after-tax) charge in connection with the termination of a long-term power purchase agreement (Generation); and

  A $13 million ($8 million after-tax) charge related to the Company's divestiture of its interest in a long-term power tolling contract (Generation).

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

A summary of the changes in the unrealized gains and losses recognized for the Company's energy-related derivative instruments held for trading purposes during the nine months ended September 30, 2005 follows:

Amount
(millions)
Net unrealized loss at December 31, 2004	$ (35)
Net unrealized gain at inception of contracts initiated during the period	--
Changes in valuation techniques	--
Redefinition of trading contracts(1)	125
Contracts realized or otherwise settled during the period	(63)
Other changes in fair value	(103)
Net unrealized loss at September 30, 2005	$ (76)

_____________________
(1) Represents the designation of certain commodity derivative contracts as non-trading, which were previously held for trading purposes as discussed in Note 12 to the Consolidated Financial Statements.

The balance of net unrealized losses recognized for the Company's energy-related derivative instruments held for trading purposes at September 30, 2005 is summarized in the following table based on the approach used to determine fair value and contract settlement or delivery dates:

	Maturity Based on Contract Settlement or Delivery Date(s)
	Less Than 1 Year	1-2 Years	2-3 Years	3-5 Years	In Excess of 5 Years	Total
	(millions)
Source of Fair Value:
Actively quoted(1)	$(44)	$ (2)	$ (15)	--	--	$(61)
Other external sources(2)	--	(10)	(4)	$(1)	--	(15)
Models and other valuation methods	--	--	--	--	--	--
Total	$(44)	$(12)	$(19)	$(1)	--	$(76)

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

Operating Cash Flows
As presented on the Company's Consolidated Statements of Cash Flows, net cash flows from operating activities were $921 million and $1.1 billion during the nine months ended September 30, 2005 and 2004, respectively. Management believes that its operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and maintain or grow current dividends payable to Dominion.

The Company's operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows. See discussion of such factors in Operating Cash Flows in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Credit Risk
The Company's exposure to potential concentrations of credit risk results primarily from its energy commodity trading and risk management activities performed by VPEM on behalf of the Company's affiliates. Presented below is a summary of the Company's gross and net credit exposure as of September 30, 2005 for these activities. The Company calculates its gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
	(millions)
Investment grade(1)	$421	$36	$385
Non-investment grade(2)	1	1	--
No external ratings:
Internally rated-investment grade(3)	55	--	55
Internally rated-non-investment grade(4)	114	--	114
Total	$591	$37	$554

_________________
(1) Designations as investment grade are based on minimum credit ratings assigned by Moody's Investors Service (Moody's) and Standard & Poor's Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor's). The five largest counterparty exposures, combined, for this category, represented approximately 45% of the total gross credit exposure.
(2) The five largest counterparty exposures, combined, for this category, represented less than 1% of the total gross credit exposure.
(3) The five largest counterparty exposures, combined, for this category, represented approximately 8% of the total gross credit exposure.
(4) The five largest counterparty exposures, combined, for this category, represented approximately 14% of the total gross credit exposure.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Investing Cash Flows
During the nine months ended September 30, 2005 and 2004, investing activities resulted in net cash outflows of $546 million and $555 million, respectively. Significant investing activities in the nine months ended September 30, 2005 included:

  $513 million for environmental upgrades, routine capital improvements of generation facilities, construction and improvements of electric transmission and distribution assets and the cost of acquiring a non-utility generating facility;

  $243 million for purchases of securities held as investments in the Company's nuclear decommissioning trusts; and

  $92 million for nuclear fuel expenditures; partially offset by

  $203 million of proceeds from sales of securities held as investments in the Company's nuclear decommissioning trusts; and

  $56 million from the sale of emissions allowances.

Financing Cash Flows and Liquidity
The Company relies on access to bank and capital markets as a significant source of funding for capital requirements not satisfied by the cash provided by the Company's operations. As discussed in Credit Ratings and Debt Covenants below, the Company's ability to borrow funds or issue securities and the return demanded by investors are affected by the Company's credit ratings. In addition, the raising of external capital is subject to certain regulatory approvals, including authorization by the Virginia Commission.

As presented on the Company's Consolidated Statements of Cash Flows, net cash flows used in financing activities were $356 million and $527 million, respectively, for the nine months ended September 30, 2005 and 2004.

See Note 8 to the Consolidated Financial Statements for further information regarding the Company's credit facilities, liquidity and significant financing transactions. Also see Note 11 to the Consolidated Financial Statements for further information regarding the Company's borrowings from Dominion.

Credit Ratings and Debt Covenants
In Credit Ratings and Debt Covenants of MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company discussed its use of capital markets and the impact of credit ratings on the accessibility and costs of using these markets, as well as various covenants present in the enabling agreements underlying the Company's debt. As of September 30, 2005, there have been no changes in the Company's credit ratings nor changes to or events of default under the Company's debt covenants.

Future Cash Payments for Contractual Obligations
As of September 30, 2005, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Future Issues and Other Matters
The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to the Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in MD&A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Energy Policy Act of 2005 (the Act)
In August 2005, the President of the United States signed the Act. Key provisions of the Act include the following:

  Repeal of the Public Utility Holding Company Act of 1935 in February 2006;

  Establishment of a self-regulating electric reliability organization governed by an independent board with Federal Energy Regulatory Commission (FERC) oversight;

  Provision for greater regulatory oversight by other federal and state authorities;

  Extension of the Price Anderson Act for 20 years until 2025;

  Provision for standby financial support and production tax credits for new nuclear plants;

  Grant of enhanced merger approval authority to FERC; and

  Provision of authority to FERC for the siting of certain electric transmission facilities if states cannot or will not act in a timely manner.

The Company is currently evaluating the impact that the Act may have on its results of operations and financial condition.

Restructuring of Contracts with Non-Utility Generator
In October 2005, the Company reached an agreement in principle to restructure three long-term power purchase contracts with Cogentrix Energy, Inc., a non-utility generator. The restructured contracts expire between 2015 and 2017 and are expected to reduce total capacity and energy payments by approximately $50 million over the remaining term of the contracts. This transaction will not result in a cash outlay or charge to earnings at closing.

Planned Distribution of VPEM to Dominion
During the fourth quarter of 2005 or the first quarter of 2006, once the requisite approvals are received from the appropriate state utility commissions, the Company plans to transfer its investment in the operations of VPEM through a dividend distribution to its parent company, Dominion. VPEM provides fuel and risk management services to the Company, through another nonregulated subsidiary, and will continue to provide these services after the contemplated restructuring.

VPEM also engages in price risk management activities on behalf of the Company's affiliates, through the use of derivative contracts, which are required to be reported at fair value on the Company's Consolidated Balance Sheets, with changes in fair value reflected in earnings, pursuant to SFAS No. 133, Accounting for Derivative Instruments. The Company has been exposed to derivative losses associated with these activities as a result of rising commodity prices. After the restructuring, VPEM will no longer be included in the Company's consolidated financial statements. Upon completion of the transaction, the Company's financial statements for periods prior to the restructuring will reflect VPEM as a discontinued operation.

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

In addition, under the 2004 amendments to the Virginia fuel factor statute, the Company's current Virginia fuel factor provisions are locked-in until the earlier of July 1, 2007 or the termination of capped rates by order of the Virginia Commission, with no deferred fuel accounting. The amendments provide for a one-time adjustment of the Company's fuel factor, effective July 1, 2007 through December 31, 2010 (unless capped rates are terminated earlier), with no adjustment for previously incurred over-recovery or under-recovery. As a result of the current locked-in fuel factor and the uncertainty of what the one-time adjustment will be, the Company is exposed to fuel price and other risks. These risks include exposure to increased costs of fuel, including purchased power costs, differences between the Company's projected and actual power generation mix and generating unit performance (which affects the types and amounts of fuel the Company uses) and differences between fuel price assumptions and actual fuel prices.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Under the Virginia Restructuring Act, the generation portion of the Company's electric utility operations is open to competition and resulting uncertainty. Under the Virginia Restructuring Act, the generation portion of the Company's electric utility operations in Virginia is open to competition and is no longer subject to cost-based regulation. To date, a competitive retail market has been slow to develop. Consequently, it is difficult to predict the pace at which a competitive environment will evolve and the extent to which the Company will face increased competition and be able to operate profitably within this competitive environment.

There are risks associated with in the operation of nuclear facilities. The Company operates nuclear facilities that are subject to risks, including the threat of terrorist attack and ability to dispose of spent nuclear fuel, the disposal of which is subject to complex federal and state regulatory constraints. These risks also include the cost of and the Company's ability to maintain adequate reserves for decommissioning, costs of replacement power, costs of plant maintenance and exposure to potential liabilities arising out of the operation of these facilities. The Company maintains decommissioning trusts and external insurance coverage to manage the financial exposure to these risks. However, it is possible that costs arising from claims could exceed the amount of any insurance coverage.

The use of derivative instruments could result in financial losses and liquidity constraints. The Company uses derivative instruments, including futures, forwards, options and swaps, to manage its commodity and financial market risks. A subsidiary of the Company executes these types of transactions on behalf of affiliates of the Company. In addition, the Company, on its behalf and certain of its affiliates, purchases and sells commodity-based contracts in the natural gas, electricity and oil markets for trading purposes. The Company could recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities or if a counterparty fails to perform under a contract. Additionally, although the transactions executed on behalf of the Company's affiliates are guaranteed by its parent company, Dominion Resources, Inc., the Company must account for certain of these transactions on a mark-to-market basis. This could cause the Company to recognize financial losses and reductions to retained earnings as a result of volatility in the market values of the underlying commodities. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these contracts involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

The Company's operations in regards to these transactions are subject to multiple market risks including market liquidity, counterparty credit strength and price volatility. These market risks are beyond the Company's control and could adversely affect its results of operations and future growth.

An inability to access financial markets could affect the execution of the Company's business plan. The Company relies on access to short-term money markets, longer-term capital markets and banks as significant sources of liquidity for capital requirements not satisfied by the cash flows from its operations. Management believes that the Company will maintain sufficient access to these financial markets based upon current credit ratings. However, certain disruptions outside of the Company's control may increase its cost of borrowing or restrict its ability to access one or more financial markets. Such disruptions could include an economic downturn, the bankruptcy of an unrelated energy company or changes to the Company's credit ratings. Restrictions on the Company's ability to access financial markets may affect its ability to execute its business plan as scheduled.

Changing rating agency requirements could negatively affect the Company's growth and business strategy. As of September 30, 2005, the Company's senior secured debt is rated A-, negative outlook, by Standard & Poor's, A2, stable outlook, by Moody's and A-, stable outlook, by Fitch Ratings Ltd. (Fitch). These agencies have implemented more stringent applications of the financial requirements for various ratings levels. In order to maintain its current credit ratings in light of these or future new requirements, the Company may find it necessary to take steps or change its business plans in ways that may adversely affect its growth and earnings. A reduction in the Company's credit ratings by Standard & Poor's, Moody's or Fitch could increase its borrowing costs, adversely affect operating results, and could require it to post additional margin in connection with some of its trading and marketing activities.

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

As discussed in Note 12 to the Consolidated Financial Statements and Note 23 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004, the Company performed an evaluation of its Clearinghouse trading and marketing operations, which resulted in a decision to exit certain trading activities. In connection with the reorganization, certain financially-settled commodity derivative contracts previously designated as held for trading purposes are now held for non-trading purposes.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity prices, interest rates and foreign currency exchange rates.

Commodity Price Risk-Trading and Non-Trading Activities
As part of its strategy to market energy and to manage related risks, the Company maintains commodity-based financial derivative instruments held for trading purposes. The Company also manages price risk associated with purchases and sales of natural gas, electricity and certain other commodities by using commodity-based financial derivative instruments held for non-trading purposes. The derivatives used to manage risk are executed within established policies and procedures and include instruments such as futures, forwards, swaps and options that are sensitive to changes in the prices of natural gas, electricity and certain other commodities. For sensitivity analysis purposes, the fair value of commodity-based financial derivative instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Market prices and volatility are principally determined based on quoted prices on futures exchange.

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $18 million and $104 million in the fair value of the Company's commodity-based financial derivative instruments held for trading purposes as of September 30, 2005 and December 31, 2004, respectively. A hypothetical 10% unfavorable change in market prices of the Company's non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $273 million and $12 million as of September 30, 2005 and December 31, 2004, respectively. The larger impact on non-trading commodity-based financial derivative instruments as of September 30, 2005 reflects an increase in the level of those instruments held by the Company for price risk management activities on behalf of affiliates, as well as, an overall increase in commodity prices during the period. The impact of a change in commodity prices on the Company's non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from derivative commodity instruments used for hedging purposes, to the extent realized, are substantially offset by recognition of the hedged transaction, such as revenue from sales.

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk
The Company manages its interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. The Company also enters into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at September 30, 2005 and December 31, 2004, a hypothetical 10% increase in market interest rates would decrease annual earnings by approximately $4 million and $3 million, respectively.

Foreign Currency Exchange Risk
The Company manages its foreign currency exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, the Company's exposure to foreign currency risk for these purchases is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $6 million and $10 million in the fair value of currency forward contracts held by the Company at September 30, 2005 and December 31, 2004, respectively.

Investment Price Risk
The Company is subject to investment price risk due to marketable securities held as investments in nuclear decommissioning trust funds. In accordance with current accounting standards, these marketable securities are reported on the Consolidated Balance Sheets at fair value. The Company recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $24 million for the nine months ended September 30, 2005 and the year ended December 31, 2004. The Company recorded, in AOCI, net unrealized losses on decommissioning trust investments of less than $1 million for the nine months ended September 30, 2005 and net unrealized gains on decommissioning trust investments $49 million for the year ended December 31, 2004.

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

On December 31, 2003, the Company adopted FIN 46R for its interests in special purpose entities referred to as SPEs and, as a result, has included in its Consolidated Financial Statements the SPE described in Note 3 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004. The Consolidated Balance Sheet as of September 30, 2005 reflects $352 million of net property, plant and equipment and deferred charges and $370 million of related debt attributable to the SPE. As the SPE is owned by unrelated parties, the Company does not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at this entity.

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

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

November 3, 2005	/s/ Steven A. Rogers Steven A. Rogers Vice President (Principal Accounting Officer)