Form 10-K/A
period 2005-12-31
VIRGINIA ELECTRIC & POWER CO
filed 2006-03-07
CIK 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE.

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A solely to correct a typographical error made by our printer/filing agent in the process of converting and formatting the Annual Report on Form 10-K to an electronic format suitable for filing with the Securities Exchange Commission (SEC). The typographical error appeared in the Report of Management’s Responsibilities and Report of Independent Registered Public Accounting Firm contained in Item 8. Financial Statements and Supplementary Data of our original Annual Report on Form 10-K filed on March 2, 2006 (Original Report). Specifically, the dates of the reports were incorrectly stated as March 1, 2006 and have been corrected to March 2, 2006.

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A; we are including in this amendment the complete text of Item 8. Financial Statements and Supplementary Data and Item 15. Exhibits and Financial Statement Schedules to reflect the filing of updated certifications of our principal executive and principal financial officers and updated Consent of Independent Registered Public Accounting Firm.

This Amendment No. 1 to our Report on Form 10-K as originally filed on March 2, 2006 continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Report.

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

March 2, 2006

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

March 2, 2006

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

We are routinely audited by federal and state tax authorities. The interpretation of tax laws involves uncertainty, since tax authorities may interpret them differently. We establish liabilities for tax-related contingencies in accordance with SFAS No. 5, Accounting for Contingencies, and review them in light of changing facts and circumstances. Ultimate resolution of income tax matters may result in favorable or unfavorable adjustments that could be material. At December 31, 2005 our Consolidated Balance Sheet included $13 million of income tax-related contingent liabilities, at December 31, 2004, our Consolidated Balance Sheet included no significant income tax-related contingent liabilities.

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

The following table presents selected information related to cash flow hedges included in AOCI in our Consolidated Balance Sheet at December 31, 2005:

	Accumulated Other Comprehensive Income After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$ 1	$ —	118 months
Foreign currency	19	7	23 months
Total	$20	$ 7

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

	Fair Value	Total Unrealized Gains included in AOCI	Total Unrealized Losses included in AOCI (1)
(millions)
2005
Equity securities	$ 740	$168	$ 9
Debt securities	399	5	4
Cash and other	27	—	—
Total	$1,166	$173	$13
2004
Equity securities	$ 678	$145	$ 3
Debt securities	392	9	1
Cash and other	49	—	—
Total	$1,119	$154	$ 4

(1)	In 2005, approximately $2 million of unrealized losses relate primarily to equity securities in a loss position for greater than one year. In 2004, approximately $1 million of unrealized losses relate primarily to equity securities in a loss position for greater than one year.

The fair values of debt securities within the nuclear decommissioning trust funds at December 31, 2005 by contractual maturity are as follows:

Amount
(millions)
Due in one year or less	$ 36
Due after one year through five years	101
Due after five years through ten years	135
Due after ten years	127
Total	$399

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

Litigation

We are co-owners with ODEC of the Clover electric generating facility. In 1989, we entered into a coal transportation agreement with Norfolk Southern Railway Company (Norfolk Southern) for the delivery of coal to the facility. The agreement provides for a base rate price adjustment based upon a published index. Norfolk Southern claimed in October 2003 that an incorrect reference index was used to adjust the base transportation rate. In November 2003, we and ODEC filed suit against Norfolk Southern seeking to clarify the price escalation provisions of the transportation agreement. The trial court has ruled in Norfolk Southern’s favor by concluding that the agreement specifies the higher rate adjustment factor which Norfolk Southern claims should have been applied in the past to adjust the base rate and which will be applied in the future. The court has not ruled on the calculation of any underpayments for past adjustments or for future rate adjustments. We believe that the court’s interpretation of the transportation agreement and its ruling on other issues in the case are legally incorrect. We intend to prosecute this case and, if necessary, file an appeal when the case is concluded in the trial court. No liability has been recorded in our Consolidated Financial Statements related to this matter.

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

In 2003, we reported net expenses of $225 million in the Corporate segment attributable to our operating segments. The net expenses in 2003 primarily related to the impact of the following:

•	$21 million net after-tax charge representing the cumulative effect of adopting new accounting principles, as described in Note 3 to our Consolidated Financial Statements, including:
•	SFAS No. 143: a $139 million after-tax benefit attributable to: Generation ($140 million after-tax benefit) and Delivery ($1 million after-tax charge);
•	Statement 133 Implementation Issue No. C20: a $101 million after-tax charge attributable to Generation;
•	EITF 02-3: a $55 million after-tax charge attributable to Energy; and
•	FIN 46R: a $4 million after-tax charge attributable to Generation;
•	$197 million ($122 million after-tax) of incremental electric utility restoration expenses associated with Hurricane Isabel, attributable primarily to Delivery;
•	$126 million ($77 million after-tax) of charges associated with the termination of two long-term power purchase agreements and restructuring of certain electric sales contracts, attributable to Generation; and
•	An $8 million ($5 million after-tax) charge for severance costs for workforce reductions, attributable to Delivery ($3 million) and Generation ($2 million).

Notes to Consolidated Financial Statements, Continued

The following table presents segment information pertaining to our operations:

Year Ended December 31,	Delivery	Energy	Generation	Corporate	Adjustments & Eliminations	Consolidated Total
(millions)
2005
Operating revenue	$1,183	$ 213	$4,309	$ 8	$ (1)	$ 5,712
Depreciation and amortization	246	33	227	21	—	527
Interest and related charges	117	32	181	1	(9)	322
Income tax expense (benefit)	179	39	86	(35)	—	269
Loss from discontinued operations, net of tax	—	—	—	(471)	—	(471)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(4)	—	(4)
Net income (loss)	298	66	175	(529)	—	10
Capital expenditures	390	131	331	—	—	852
Total assets	5,374	1,469	9,308	—	(702)	15,449
2004
Operating revenue	$1,142	$ 213	$4,007	$ 10	$ (1)	$ 5,371
Depreciation and amortization	234	34	206	22	—	496
Interest and related charges	99	24	128	1	(3)	249
Income tax expense (benefit)	173	46	220	(100)	—	339
Loss from discontinued operations, net of tax	—	—	—	(159)	—	(159)
Net income (loss)	288	76	380	(313)	—	431
Capital expenditures	309	117	431	—	—	857
Total assets	5,102	1,316	9,343	2,341(1)	(784)	17,318
2003
Operating revenue	$1,101	$ 333	$3,751	$ 10	$ (4)	$ 5,191
Depreciation and amortization	224	32	171	31	—	458
Interest and related charges	123	33	144	4	(4)	300
Income tax expense (benefit)	158	44	244	(127)	—	319
Income from discontinued operations, net of tax	—	—	—	26	—	26
Cumulative effect of changes in accounting principles, net of tax	—	—	—	(21)	—	(21)
Net income (loss)	282	73	406	(200)	—	561
(1)	Represents VPEM assets reported in the Corporate segment.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions)
2005
Operating revenue	$1,358	$1,285	$1,774	$1,295	$5,712
Income from operations	240	262	328	176	1,006
Income from continuing operations before cumulative effect of change in accounting principles	115	124	177	69	485
Income (loss) from discontinued operations, net of tax	(93)	(67)	(360)	49	(471)
Net income (loss)	22	57	(183)	114	10
Balance available for common stock	18	53	(187)	110	(6)
2004
Operating revenue	$1,332	$1,317	$1,502	$1,220	$5,371
Income (loss) from operations	382	267	504	(24)	1,129
Income (loss) from continuing operations	201	131	275	(17)	590
Income (loss) from discontinued operations, net of tax	(91)	(60)	(17)	9	(159)
Net income (loss)	109	72	259	(9)	431
Balance available for common stock	105	68	255	(13)	415

Our 2005 results include the impact of the following significant item:

•	First quarter results include a $47 million net after-tax charge in connection with the termination of a long-term power purchase agreement.

Our 2004 results include the impact of the following significant items:

•	Third quarter results include a $21 million after-tax benefit, related to the termination of a long-term power purchase agreement.
•	Fourth quarter results include a $112 million after-tax charge related to the sale of our interest in a long-term power tolling contract that was divested in 2005.
•	Fourth quarter results include $64 million of after-tax charges related to the termination of two long-term power purchase agreements.

Item 15. Exhibits and Financial Statement Schedules

23.1	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

27

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

By:	/s/ STEVEN A. ROGERS
(Steven A. Rogers, Vice President (Principal Accounting Officer))

Date: March 6, 2006