Form 10-Q/A
period 2006-03-31
VIRGINIA ELECTRIC & POWER CO
filed 2006-05-04
CIK 103682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q/A
Amendment No. 1
____________

(Mark one)

X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

or

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

At March 31, 2006, the latest practicable date for determination, 198,047 shares of common stock, without par value, of the registrant were outstanding.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A solely to correct a typographical error appearing in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of our original Quarterly Report on Form 10-Q filed on May 4, 2006 (Original Report). Specifically, in the credit rating chart under Credit Ratings and Debt Covenants, the Standard & Poor’s rating for our mortgage bonds was incorrectly shown as “A” and has been corrected to “A-”. As required, we are including in this amendment the complete text of MD&A as well as Item 6. Exhibits to reflect the filing and furnishing of updated certifications of our principal executive and principal financial officers.

We have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred subsequent to the filing of the Original Report.

VIRGINIA ELECTRIC AND POWER COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of Virginia Electric and Power Company. MD&A should be read in conjunction with our Consolidated Financial Statements. The terms “Virginia Power,” “Company,” “we,” “our” and “us” are used throughout this report and, depending on the context of their use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one of Virginia Electric and Power Company’s consolidated subsidiaries or operating segments, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries. We are a wholly-owned subsidiary of Dominion.

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Accounting Matters
Critical Accounting Policies and Estimates
As of March 31, 2006, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005. The policies disclosed included the accounting for: derivative contracts at fair value; long-lived asset impairment testing; asset retirement obligations; regulated operations and income taxes.

Results of Operations
Presented below is a summary of our consolidated results for the quarter ended March 31, 2006 and 2005:

First Quarter	2006	2005	$ Change
	(millions)
Net Income	$97	$22	$75

Overview
Net income for the first quarter of 2006 increased 341% to $97 million. The increase was due primarily to the absence of $93 million of after-tax losses incurred in the first quarter of 2005 by the discontinued operations of VPEM. The results also reflect the unfavorable impacts of higher commodity prices on fuel and purchased power expenses and milder weather on customer usage, which resulted in lower regulated electric sales, partially offset by the absence of a first quarter 2005 charge resulting from the termination of a long-term power purchase agreement.

Analysis of Consolidated Operations
Presented below are selected amounts related to our results of operations:

First Quarter	2006	2005	$ Change
	(millions)

Operating Revenue	$1,333	$1,358	$(25)

Operating Expenses
Electric fuel and energy purchases	557	474	83
Purchased electric capacity	117	128	(11)
Other energy-related commodity purchases	10	13	(3)
Other operations and maintenance	266	326	(60)
Depreciation and amortization	132	131	1
Other taxes	45	46	(1)
Other income	24	15	9
Interest and related charges	78	71	7
Income tax expense	55	69	(14)
Loss from discontinued operations, net of tax	—	(93)	93

VIRGINIA ELECTRIC AND POWER COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

An analysis of our results of operations for the first quarter of 2006 compared to the first quarter of 2005 follows:

Operating Revenue decreased 2% to $1.3 billion, due primarily to a $24 million decline in regulated electric sales resulting from the combined effects of:
•	A $66 million decrease associated with milder weather; which was partially offset by
•	A $21 million increase due to new customer connections; and
•	A $20 million increase in sales to wholesale customers.

Operating Expenses and Other Items
Electric fuel and energy purchases expense increased 18% to $557 million, primarily due to higher commodity prices, including purchased power and congestion costs associated with PJM and the purchase of replacement power in connection with a nuclear refueling outage. This was partially offset by lower customer usage associated with milder weather.

Purchased electric capacity expense decreased 9% to $117 million, primarily resulting from the termination of a long-term power purchase agreement in connection with the purchase of the related generating facility in 2005.

Other operations and maintenance expense decreased 18% to $266 million, primarily reflecting:
•
A $28 million benefit related to financial transmission rights (FTRs) granted by PJM used to offset congestion costs associated with PJM spot market activity, which are included in Electric fuel and energy purchases expense; and

•	The net benefit from the absence of the following items recognized in 2005:
•	A $77 million charge resulting from the termination of a long-term power purchase agreement; partially offset by
•	A $25 million net benefit resulting from the establishment of certain regulatory assets in connection with the settlement of the North Carolina rate case.

These benefits were partially offset by a $17 million increase in outage costs primarily due to scheduled outages of certain of our electric generating facilities.

Other income increased 60% to $24 million, primarily reflecting a $6 million increase in net realized gains (including investment income) associated with nuclear decommissioning trust fund investments.

Interest and related charges increased 10% to $78 million, primarily reflecting higher interest rates on variable rate debt.

Loss from discontinued operations reflects the losses incurred in the first quarter of 2005 by the discontinued operations of VPEM.

VIRGINIA ELECTRIC AND POWER COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Segment Results of Operations
Presented below is a summary of contributions by our operating segments to net income for the quarter ended March 31, 2006 and 2005:

First Quarter	2006	2005	$ Change
	(millions)
Delivery	$ 67	$ 82	$(15)
Energy	17	15	2
Generation	13	69	(56)
Primary operating segments	97	166	(69)
Corporate	—	(144)	144
Consolidated	$ 97	$ 22	$75

Delivery
Delivery includes our electric distribution system and customer service operations. Presented below are operating statistics related to our Delivery operations:

First Quarter	2006	2005	% Change
Electricity delivered (million mwhrs)	19.5	19.9	(2)%
Degree days (electric service area):
Cooling(1)	13	—	100
Heating(2)	1,796	2,111	(15)
Electric delivery customer accounts(3)	2,318	2,277	2

mwhrs = megawatt hours

(1) Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.
(2) Heating degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.
(3) In thousands, at period end.

Presented below, on an after-tax basis, are the key factors impacting Delivery’s net income contribution:

First Quarter
2006 vs. 2005
Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$ (9)
Customer growth	3
2005 North Carolina rate case settlement	(6)
Other	(3)
Change in net income contribution	$(15)

VIRGINIA ELECTRIC AND POWER COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Energy
Energy includes our electric transmission operations. Presented below, on an after-tax basis, are the key factors impacting Energy’s net income contribution:

First Quarter
2006 vs. 2005
Increase (Decrease)
(millions)
RTO start-up and integration costs(1)	$ 4
Regulated electric sales:
Weather	(2)
Customer growth	1
Other	(1)
Change in net income contribution	$ 2

(1)
Reflects the absence of a charge incurred in 2005 for the write-off of certain previously deferred start-up and integration costs associated with joining an RTO that were primarily allocable to Virginia non-jurisdictional and wholesale customers.

Generation
Generation includes our portfolio of electric generating facilities, power purchase agreements and energy supply operations. Presented below are operating statistics related to our Generation operations:

First Quarter	2006	2005	% Change
Electricity supplied (million mwhrs)	19.5	19.9	(2)%

mwhrs = megawatt hours

Presented below, on an after-tax basis, are the key factors impacting Generation’s net income contribution:

First Quarter
2006 vs. 2005
Increase (Decrease)
(millions)
Fuel expenses in excess of rate recovery	$(32)
Regulated electric sales:
Weather	(19)
Customer growth	6
Outage costs	(10)
2005 North Carolina rate case settlement	(10)
Interest expense	(4)
Energy supply margin(1)	6
Capacity expenses	7
Change in net income contribution	$(56)

(1)	The increase in energy supply margin primarily reflects a net benefit related to FTRs in excess of congestion costs.

VIRGINIA ELECTRIC AND POWER COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Corporate
Corporate includes our corporate and other functions as well as the discontinued operations of VPEM. Presented below are the Corporate segment’s after-tax results.

	First Quarter
	2006	2005
	(millions)
VPEM discontinued operations	$—	$(93)
Specific items attributable to operating segments	—	(51)
Net income (loss)	$—	$(144)

In 2005, we reported a net loss of $144 million in our Corporate segment which included $93 million of losses incurred in the first quarter of 2005 related to the discontinued operations of VPEM, as well as the following items attributable to the Generation segment:
•	A $77 million ($47 million after-tax) charge resulting from the termination of a long-term power purchase agreement; and
•	An $11 million ($6 million after-tax) charge related to our interest in a long-term power tolling contract that was divested in 2005.

Sources and Uses of Cash
We depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities and additional long-term debt financings.

Operating Cash Flows
As presented on our Consolidated Statements of Cash Flows, net cash flows provided by operating activities were $399 million and $646 million during the first quarters of 2006 and 2005, respectively. We believe that our operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and to maintain or grow our dividends to Dominion.

Our operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows. See discussion of such factors in Operating Cash Flows in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005.

Credit Risk
Our exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Presented below is a summary of our gross exposure as of March 31, 2006 for these activities. We calculate our gross credit exposure for each counterparty as the unrealized fair value of derivative contracts plus any outstanding receivables (net of payables, where netting agreements exist), prior to the application of collateral. We held no collateral for these transactions at March 31, 2006.

VIRGINIA ELECTRIC AND POWER COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Gross Credit Exposure
(millions)
Investment grade(1)	$10
Non-investment grade	—
No external ratings:
Internally rated—investment grade(2)	66
Internally rated—non-investment grade	—
Total	$76

(1)
Designations as investment grade are based on minimum credit ratings assigned by Moody’s Investors Service (Moody’s) and Standard & Poor’s Rating Group, a division of the McGraw-Hill Companies, Inc. (Standard & Poor’s). This category is comprised of two counterparties, whose combined exposures represented approximately 13% of the total gross credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 87% of the total gross credit exposure.

Investing Cash Flows
During the first quarters of 2006 and 2005, investing activities resulted in net cash outflows of $241 million and $190 million, respectively. Significant investing activities in the first quarter of 2006 included:
•	$205 million for environmental upgrades, routine capital improvements of generation facilities and construction and improvements of electric transmission and distribution assets;
•	$155 million for purchases of securities held as investments in our nuclear decommissioning trusts; and
•	$38 million for nuclear fuel expenditures; partially offset by
•	$156 million of proceeds from sales of securities held as investments in our nuclear decommissioning trusts.

Financing Cash Flows and Liquidity
We rely on banks and capital markets as significant sources of funding for capital requirements not satisfied by the cash provided by our operations. As discussed in Credit Ratings and Debt Covenants below, our ability to borrow funds or issue securities and the return demanded by investors are affected by our credit ratings. In addition, the raising of external capital is subject to meeting certain regulatory requirements, including obtaining regulatory approval from the Virginia State Corporation Commission (Virginia Commission).

Under the new rules of the Securities Act of 1933, we meet the definition of a well-known seasoned issuer. This allows us to use an automatic shelf registration statement to register offerings of securities for cash proceeds.

As presented on our Consolidated Statements of Cash Flows, net cash flows used in financing activities were $189 million and $438 million, respectively, for the first quarters of 2006 and 2005.

See Note 8 to our Consolidated Financial Statements for further information regarding our credit facilities, liquidity and significant financing transactions. Also see Note 11 to our Consolidated Financial Statements for further information regarding our borrowings from Dominion.

Credit Ratings and Debt Covenants
Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In Credit Ratings and Debt Covenants of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005, we discussed our use of capital markets and the impact of credit ratings on the accessibility and costs of using these markets, as well as various covenants present in the enabling agreements underlying our debt. As of March 31, 2006, our credit ratings reflect Moody’s credit rating downgrade for our senior unsecured debt securities and short-term commercial paper. Moody’s concluded that the downgrade was principally due to the effect of higher fuel costs and other expenses in excess of rate recovery on our financial performance. In April 2006, Fitch Ratings (Fitch) affirmed its BBB+ rating of the Company and defined the outlook for the Company as stable. There have been no other changes in our credit ratings nor changes to or events of default under our debt covenants.

VIRGINIA ELECTRIC AND POWER COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Our credit ratings as of May 1, 2006 follow:

	Fitch	Moody’s	Standard & Poor’s
Mortgage bonds	A	A3	A-
Senior unsecured (including tax-exempt) debt securities	BBB+	Baa1	BBB
Preferred securities of affiliated trust	BBB	Baa2	BB+
Preferred stock	BBB	Baa3	BB+
Commercial paper	F2	P-2	A-2

Cash Flows from Discontinued Operations
The impact of VPEM’s operations on our 2005 Consolidated Statement of Cash Flows is presented below. We do not expect the transfer of VPEM to Dominion to have a negative impact on our future liquidity.

First Quarter	2005
(millions)
Operating cash flows	$167
Investing cash flows	110
Financing cash flows	(271)

Future Cash Payments for Contractual Obligations
As of March 31, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005.

Future Issues and Other Matters
The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to our Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005.

Virginia Fuel Factor
In April 2006, the Virginia General Assembly passed Senate Bill 262, a substitute energy bill with a provision that would change the way our Virginia jurisdictional fuel factor is set during the three and one-half year period beginning July 1, 2007.

The fuel factor amendment:
•
Allows annual fuel rate adjustments for three twelve-month periods beginning July 1, 2007 and one six-month period beginning July 1, 2010 (unless capped rates are terminated earlier under the Virginia Restructuring Act);

•	Allows a “true-up” at the end of each of the twelve-month periods to account for differences between projections and actual recovery of fuel costs during the prior twelve months; and
•
Authorizes the Virginia Commission to defer up to 40% of any fuel factor increase approved for the first twelve-month period, with recovery of the deferred amount over the two and one-half year period beginning July 1, 2008 (under current law, such a deferral is not possible).

The amendment would not allow us to collect any unrecovered fuel expenses incurred prior to July 1, 2007. The Governor of Virginia has until May 19, 2006 to act on the bill. With the Governor’s signature, the bill would become law effective July 1, 2006.

ITEM 6. EXHIBITS

(a) Exhibits:

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

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 4, 2006	/s/ Steven A. Rogers
Steven A. Rogers Senior Vice President (Principal Accounting Officer)