Form 10-Q
period 2006-03-31
VIRGINIA ELECTRIC & POWER CO
filed 2006-05-04
CIK 103682

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

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions)
Operating Revenue	$1,333	$1,358

Operating Expenses
Electric fuel and energy purchases	557	474
Purchased electric capacity	117	128
Other energy-related commodity purchases	10	13
Other operations and maintenance:
External suppliers	189	254
Affiliated suppliers	77	72
Depreciation and amortization	132	131
Other taxes	45	46
Total operating expenses	1,127	1,118

Income from operations	206	240

Other income	24	15

Interest and related charges:
Interest expense	70	63
Interest expense—junior subordinated notes payable to affiliated trust	8	8
Total interest and related charges	78	71

Income from continuing operations before income tax expense	152	184
Income tax expense	55	69
Income from continuing operations	97	115
Loss from discontinued operations (net of income tax benefit of $58 in 2005)	—	(93)

Net Income	97	22
Preferred dividends	4	4
Balance available for common stock	$ 93	$ 18
_______________
The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	December 31, 2005(1)
	(millions)
ASSETS

Current Assets
Cash and cash equivalents	$ 23	$ 54
Accounts receivable:
Customers (less allowance for doubtful accounts of $7 at both dates)	616	700
Other (less allowance for doubtful accounts of $9 at both dates)	47	60
Affiliates	13	7
Inventories	505	443
Other	120	102
Total current assets	1,324	1,366

Investments
Nuclear decommissioning trust funds	1,200	1,166
Other	22	22
Total investments	1,222	1,188

Property, Plant and Equipment
Property, plant and equipment	20,487	20,317
Accumulated depreciation and amortization	(8,152)	(8,055)
Total property, plant and equipment, net	12,335	12,262

Deferred Charges and Other Assets
Regulatory assets	306	326
Prepaid pension cost	18	35
Other	266	272
Total deferred charges and other assets	590	633

Total assets	$15,471	$15,449
________________
(1)	The Consolidated Balance Sheet at December 31, 2005 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY
CONSOLIDATED BALANCE SHEETS—(Continued)
(Unaudited)

	March 31, 2006	December 31, 2005(1)
	(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities
Securities due within one year	$ 667	$ 618
Short-term debt	—	905
Accounts payable	402	415
Payables to affiliates	60	42
Affiliated current borrowings	426	12
Accrued interest, payroll and taxes	348	288
Other	224	212
Total current liabilities	2,127	2,492

Long-Term Debt
Long-term debt	3,595	3,256
Junior subordinated notes payable to affiliated trust	412	412
Notes payable—other affiliates	220	220
Total long-term debt	4,227	3,888

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,239	2,250
Asset retirement obligations	845	834
Regulatory liabilities	413	409
Other	109	86
Total deferred credits and other liabilities	3,606	3,579
Total liabilities	9,960	9,959

Commitments and Contingencies (see Note 9)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock—no par, 300,000 shares authorized; 198,047 shares outstanding	3,388	3,388
Other paid-in capital	886	886
Retained earnings	860	842
Accumulated other comprehensive income	120	117
Total common shareholder's equity	5,254	5,233

Total liabilities and shareholder's equity	$15,471	$15,449
_______________
(1) The Consolidated Balance Sheet at December 31, 2005 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(millions)
Operating Activities
Net income	$ 97	$ 22
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized derivative (gains)/losses	(5)	221
Depreciation and amortization	153	152
Deferred income taxes and investment tax credits, net	(15)	(69)
Deferred fuel expenses, net	31	25
Other adjustments to net income	(17)	(6)
Changes in:
Accounts receivable	97	166
Affiliated accounts receivable and payable	12	(46)
Inventories	(63)	115
Prepaid pension cost	16	14
Accounts payable	7	(31)
Accrued interest, payroll and taxes	60	57
Other operating assets and liabilities	26	26
Net cash provided by operating activities	399	646

Investing Activities
Plant construction and other property additions	(205)	(167)
Purchases of nuclear fuel	(38)	(23)
Purchases of securities	(155)	(92)
Proceeds from sales of securities	156	69
Other	1	23
Net cash used in investing activities	(241)	(190)

Financing Activities
Issuance (repayment) of short-term debt, net	(905)	43
Issuance (repayment) of affiliated current borrowings, net	414	(338)
Issuance of long-term debt	1,000	—
Repayment of long-term debt	(607)	(8)
Common dividend payments	(76)	(131)
Preferred dividend payments	(4)	(4)
Other	(11)	—
Net cash used in financing activities	(189)	(438)

Increase (decrease) in cash and cash equivalents	(31)	18
Cash and cash equivalents at beginning of period	54	2
Cash and cash equivalents at end of period	$ 23	$ 20

Supplemental Cash Flow Information
Non-cash financing activities:
Assumption of debt related to the acquisition of a non-utility generating facility	$ —	$ 62
_______________
The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

As discussed in Note 6, on December 31, 2005, we completed a transfer of our indirect wholly-owned subsidiary, Virginia Power Energy Marketing, Inc. (VPEM), to Dominion through a series of dividend distributions, in exchange for a capital contribution. VPEM provides fuel and price risk management services to us and other Dominion affiliates and engages in energy trading activities. Through VPEM, we had trading relationships beyond the geographic limits of our retail service territory and bought and sold natural gas, electricity and other energy-related commodities. As a result of the transfer, VPEM’s results of operations are no longer included in our Consolidated Financial Statements, and our Consolidated Statements of Income for periods prior to the transfer have been adjusted to reflect VPEM as a discontinued operation. In addition, the discontinued operations of VPEM are now included in our Corporate segment results.

We manage our daily operations through three primary operating segments: Delivery, Energy and Generation. In addition, we report our corporate and other functions as a segment. Our assets remain wholly owned by our legal subsidiaries.

The terms “Company,” “we,” “our” and “us” are used throughout this report and, depending on the context of their use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one of Virginia Electric and Power Company’s consolidated subsidiaries or operating segments or the entirety of Virginia Electric and Power Company, including our Virginia and North Carolina operations and our consolidated subsidiaries.

Note 2. Significant Accounting Policies
As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), our accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These unaudited Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes in our Annual Report on Form 10-K for the year ended December 31, 2005.

In our opinion, our accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly our financial position as of March 31, 2006 and our results of operations and cash flows for the three months ended March 31, 2006 and 2005.

We make certain estimates and assumptions in preparing our Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the periods presented. Actual results may differ from those estimates.

Our accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Company and our majority-owned subsidiaries, and those variable interest entities (VIEs) where we have been determined to be the primary beneficiary.

VIRGINIA ELECTRIC AND POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

We report certain contracts and instruments at fair value in accordance with GAAP. Market pricing and indicative price information from external sources are used to measure fair value when available. In the absence of this information, we estimate fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value. See Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 for more discussion of our estimation techniques.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, electric fuel and energy purchases and other factors.

Certain amounts in our 2005 Consolidated Financial Statements and Notes have been reclassified to conform to the 2006 presentation.

Note 3. Operating Revenue
Our operating revenue consists of the following:

	Three Months Ended March 31,
	2006	2005
	(millions)
Regulated electric sales	$1,298	$1,322
Other	35	36
Total operating revenue	$1,333	$1,358

Note 4. Comprehensive Income
The following table presents total comprehensive income (loss):

	Three Months Ended March 31,
	2006	2005
	(millions)
Net income	$ 97	$ 22
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(7)	(13)
Other(1)	10	(16)
Other comprehensive income (loss)	3	(29)
Total comprehensive income (loss)	$ 100	$ (7)
________________
(1)	Primarily represents unrealized gains (losses) on investments held in nuclear decommissioning trusts.

VIRGINIA ELECTRIC AND POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 5. Hedge Accounting Activities
We are exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products, as well as currency exchange and interest rate risks of our business operations. We use derivative instruments to manage our exposure to certain of these risks and designate derivative instruments as either fair value or cash flow hedges for accounting purposes as allowed by Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. For the three months ended March 31, 2006 and 2005, we recognized no hedge ineffectiveness in net income.

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (loss) (AOCI) in our Consolidated Balance Sheet at March 31, 2006:

	AOCI After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
	(millions)
Electricity	$(5)	$(5)	6 months
Interest rate	1	—	115 months
Foreign currency	17	6	20 months
Total	$13	$ 1

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

Note 6. Discontinued Operations—VPEM Transfer
In the three months ended March 31, 2005, our discontinued operations included operating revenue of $239 million and a loss before income taxes of $151 million.

On December 31, 2005, we completed the transfer of VPEM to Dominion through a series of dividend distributions. This resulted in a transfer of our negative investment in VPEM to Dominion in exchange for a capital contribution of $633 million. No gain or loss was recognized on the transfer.

VPEM provides fuel and price risk management services to us by acting as an agent for one of our other indirect wholly-owned subsidiaries. VPEM also engages in energy trading activities and provides price risk management services to other Dominion affiliates through the use of derivative contracts. While we owned VPEM, certain of these derivative contracts were reported at fair value on our Consolidated Balance Sheets, with changes in fair value reflected in earnings. These price risk management activities performed on behalf of Dominion affiliates generated derivative gains and losses that affected our Consolidated Financial Statements.

As a result of the transfer, VPEM’s results of operations are no longer included in our Consolidated Financial Statements, and our Consolidated Statement of Income for the three months ended March 31, 2005 has been adjusted to reflect VPEM as a discontinued operation, on a net basis.

VIRGINIA ELECTRIC AND POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

VPEM’s results also included the following affiliated transactions for the three months ended March 31, 2005:

Three Months Ended March 31,	2005
(millions)
Purchases of natural gas, gas transportation and storage services from affiliates	$281
Sales of natural gas to affiliates	223
Net realized gains on affiliated commodity derivative contracts	11
Affiliated interest and related charges	3

Note 7. Variable Interest Entities
Certain variable pricing terms in some of our long-term power and capacity contracts cause those contracts to be considered potential variable interests in the counterparties. As discussed in Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, three potential VIEs with which we have existing power purchase agreements (signed prior to December 31, 2003), have not provided sufficient information for us to perform our Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) evaluation.

As of March 31, 2006, the requested information has not been received from the three remaining potential VIEs. We will continue our efforts to obtain information and will complete an evaluation of our relationship with each of these potential VIEs if sufficient information is ultimately obtained. We have remaining purchase commitments with these three potential VIE supplier entities of $2.0 billion at March 31, 2006. We paid $50 million and $54 million for electric generation capacity and $36 million and $46 million for electric energy to these entities for the periods ended March 31, 2006 and 2005, respectively.

During 2005, we entered into four long-term contracts with unrelated limited liability corporations (LLCs) to purchase synthetic fuel produced from coal. Certain variable pricing terms in the contracts protect the equity holders from variability in the cost of their coal purchases, and therefore, the LLCs were determined to be VIEs. After completing our FIN 46R analysis, we concluded that although our interests in the contracts, as a result of their pricing terms, represent variable interests in the LLCs, we are not the primary beneficiary. We paid $111 million and $22 million to the LLCs for coal and synthetic fuel produced from coal during the periods ended March 31, 2006 and 2005, respectively. We are not subject to any risk of loss from the contractual arrangements, as our only obligation to the VIEs is to purchase the coal and synthetic fuel that the VIEs provide according to the terms of the applicable purchase contracts.

In accordance with FIN 46R, we consolidate the variable interest lessor entity through which we have financed and leased a power generation project. Our Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 reflect net property, plant and equipment of $345 million and $348 million, respectively, and $370 million of debt related to this entity. The debt is nonrecourse to us and is secured by the entity’s property, plant and equipment.

Note 8. Significant Financing Transactions
Joint Credit Facilities and Short-term Debt
We use short-term debt, primarily commercial paper, to fund working capital requirements and as a bridge to long-term debt financing. The level of our borrowings may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In February 2006, we entered into a $3.0 billion five-year revolving credit facility with Dominion and Consolidated Natural Gas Company (CNG), a wholly-owned subsidiary of Dominion, that replaced our $2.5 billion five-year facility dated May 2005. The $3.0 billion credit facility is scheduled to terminate in February 2011. This credit facility is being used for working capital, as support for the combined commercial paper programs of Dominion, CNG and us and other general corporate purposes. This credit facility can also be used to support up to $1.5 billion of letters of credit.

VIRGINIA ELECTRIC AND POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At March 31, 2006, total outstanding commercial paper supported by the joint credit facility was $1.4 billion, none of which were the Company’s borrowings. At March 31, 2006, total outstanding letters of credit supported by the joint credit facility were $631 million, of which less than $1 million was issued on our behalf.

At March 31, 2006, capacity available under the credit facility was $1.0 billion.

Long-term Debt
In January 2006, we issued $450 million of 5.4% senior notes that mature in 2016 and $550 million of 6.0% senior notes that mature in 2036. We used the proceeds from this issuance to repay short-term debt incurred to redeem our $512 million callable mortgage bonds and a portion of our maturing long-term debt.

In February 2006, we entered into a $200 million five-year stand-alone credit facility that replaced our $200 million three-year facility dated May 2003. This credit facility is used to support our long-term variable rate tax-exempt financings and is scheduled to terminate in February 2011.

During the three months ended March 31, 2006, we repaid $607 million of our long-term debt.

Note 9. Commitments and Contingencies
Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies as disclosed in Note 21 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, nor have any significant new matters arisen during the three months ended March 31, 2006.

Environmental Matters
In 1987, we and a number of other entities were identified by the Environmental Protection Agency (EPA) as potentially responsible parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. In 2003, the EPA issued its Certificate of Completion of remediation for the Kentucky site. Future costs for the Kentucky site will be limited to minor operations and maintenance expenditures. Regarding the Pennsylvania site, in March 2006, a federal district court approved three consent decrees between the United States and the PRPs, under which we and certain other PRPs, all of which are utilities, will perform the site remediation. The remediation costs are expected to be in the range of $11 million to $18 million, the majority of which are to be paid by the non-utility site owners. We currently have an accrued reserve of $2 million to meet our potential obligations at these two sites. We generally seek to recover our costs associated with environmental remediation from third party insurers. At March 31, 2006, no pending or possible insurance claims were recognized as an asset or offset against obligations.

Guarantees and Surety Bonds
As of March 31, 2006, we had issued $25 million of guarantees primarily to support commodity transactions of our subsidiaries. We had also purchased $15 million of surety bonds for various purposes, including providing workers’ compensation coverage and obtaining licenses, permits and rights-of-way. Under the terms of surety bonds, we are obligated to indemnify the respective surety bond company for any amounts paid.

Note 10. Credit Risk
We maintain a provision for credit losses based on factors surrounding the credit risk of our customers, historical trends and other information. We believe, based on our credit policies and our March 31, 2006 provision for credit losses, that it is unlikely that a material adverse effect on our financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

We sell electricity and provide distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of our customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers.

VIRGINIA ELECTRIC AND POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Our exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. At March 31, 2006, gross and net credit exposure totaled $76 million, reflecting the unrealized gains for contracts carried at fair value plus any outstanding receivables (net of payables, where netting agreements exist). Of this amount, 86% related to a single counterparty, however the entire balance is with investment grade entities. We held no collateral for these transactions at March 31, 2006.

Note 11. Related Party Transactions
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

Transactions with Affiliates
We transact with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business.

Dominion Resources Services, Inc. (Dominion Services) provides accounting, legal and certain administrative and technical services to us. In addition, we provide certain services to affiliates, including charges for facilities and equipment usage.

The transactions with Dominion Services and other affiliates are detailed below:

	Three Months Ended March 31,
(millions)	2006	2005
Commodity purchases from affiliates	$34	$47
Commodity sales to affiliates	3	4
Services provided by Dominion Services	77	72
Services provided to other affiliates	6	6

Transactions with Dominion
We have borrowed funds from Dominion under both short-term and long-term borrowing arrangements. At March 31, 2006 and December 31, 2005, our outstanding borrowings, net of repayments, under the Dominion money pool for our nonregulated subsidiaries totaled $39 million and $12 million, respectively. The short-term demand note borrowings were $386 million at March 31, 2006. At March 31, 2006 and December 31, 2005, our borrowings from Dominion under a long-term note totaled $220 million. We incurred net interest charges related to our short-term and long-term borrowings from Dominion of $2 million and $1 million in the three months ended March 31, 2006 and 2005, respectively.

Note 12. Operating Segments
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

VIRGINIA ELECTRIC AND POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Corporate includes our corporate and other functions, as well as the discontinued operations of VPEM. The contribution to net income by our primary operating segments is determined based on a measure of profit that executive management believes represents the segments’ core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segment’s performance or allocating resources among the segments and are instead reported in the Corporate segment. For the three months ended March 31, 2005, we reported net expenses of $51 million attributable to our operating segments and a $93 million loss from the discontinued operations of VPEM in the Corporate segment. No such expenses were reported in the Corporate segment in the three months ended March 31, 2006. The net expenses in 2005 related to the following items attributable to our Generation segment:
•	A $77 million ($47 million after-tax) charge resulting from the termination of a long-term power purchase agreement; and
•	An $11 million ($6 million after-tax) charge related to our interest in a long-term power tolling contract that was divested in 2005.

The following table presents segment information pertaining to our operations:

	Delivery	Energy	Generation	Corporate	Consolidated Total
	(millions)
Three Months Ended March 31, 2006
Operating revenue	$289	$52	$993	$(1)	$1,333
Net income	67	17	13	—	97

Three Months Ended March 31, 2005
Operating revenue	$299	$55	$1,000	$4	$1,358
Loss from discontinued operations, net of tax	—	—	—	(93)	(93)
Net income (loss)	82	15	69	(144)	22

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

VIRGINIA ELECTRIC AND POWER COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Our credit ratings as of May 1, 2006 follow:

	Fitch	Moody’s	Standard & Poor’s
Mortgage bonds	A	A3	A
Senior unsecured (including tax-exempt) debt securities	BBB+	Baa1	BBB
Preferred securities of affiliated trust	BBB	Baa2	BB+
Preferred stock	BBB	Baa3	BB+
Commercial paper	F2	P-2	A-2

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

VIRGINIA ELECTRIC AND POWER COMPANY
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The matters discussed in this Item may contain “forward-looking statements” as described in the introductory paragraphs under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q. The reader’s attention is directed to those paragraphs for discussion of various risks and uncertainties that may affect our future.

Market Risk Sensitive Instruments and Risk Management
Our financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity security prices as described below. Commodity price risk is due to our exposure to market shifts for prices received and paid for natural gas, electricity and other commodities. Interest rate risk is generally related to our outstanding debt. We are exposed to foreign currency exchange rate risks related to our purchases of fuel and fuel services denominated in foreign currencies. In addition, we are exposed to equity price risk through various portfolios of equity securities.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity prices, interest rates and foreign currency exchange rates.

Commodity Price Risk
To manage price risk, we primarily hold commodity based financial derivative instruments for nontrading purposes associated with the purchase of electricity. As discussed in Note 8 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, we completed the transfer of VPEM to Dominion on December 31, 2005. As a result, at December 31, 2005, we did not have significant exposure to commodity price risk associated with financial derivative instruments. As part of VPEM’s strategy to market energy and manage related risks prior to its transfer to Dominion on December 31, 2005, it maintained commodity-based financial derivative instruments held for both trading and nontrading purposes.

The derivatives used to manage our commodity price risk are executed within established policies and procedures and may include instruments such as futures, forwards, swaps and options that are sensitive to changes in the related commodity prices. For sensitivity analysis purposes, the fair value of commodity-based financial derivative instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Prices and volatility are principally determined based on actively quoted market prices.

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $7 million in the fair value of our non-trading commodity-based financial derivatives as of March 31, 2006. At December 31, 2005, we did not have significant exposure to commodity price risk associated with financial derivative instruments.

The impact of a change in energy commodity prices on our non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from derivative commodity instruments used for hedging purposes, to the extent realized will generally be offset by recognition of the hedged transaction, such as expenses from power purchases.

Interest Rate Risk
We manage our interest rate risk exposure predominantly by maintaining a portfolio of fixed and variable rate debt. We also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at March 31, 2006 and December 31, 2005, a hypothetical 10% increase in market interest rates would decrease annual earnings by approximately $4 million and $6 million, respectively.

Foreign Currency Exchange Risk
We have foreign currency exchange risk exposure associated with anticipated future purchases of nuclear fuel and nuclear fuel processing services denominated in foreign currencies. We manage certain of these risks by utilizing currency forward contracts. As a result of holding these contracts as hedges, our exposure to foreign currency risk for these purchases is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $5 million and $6 million in the fair value of currency forward contracts held by us at March 31, 2006 and December 31, 2005, respectively.

VIRGINIA ELECTRIC AND POWER COMPANY
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
(Continued)

Investment Price Risk
We are subject to investment price risk due to marketable securities held as investments in nuclear decommissioning trust funds. These marketable securities are reported on our Consolidated Balance Sheets at fair value. We recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $17 million for the three months ended March 31, 2006 and $32 million for the year ended December 31, 2005. We recorded, in AOCI, net unrealized gains on decommissioning trust investments of $15 million for the three months ended March 31, 2006 and $10 million for the year ended December 31, 2005.

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

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In accordance with FIN 46R, we have included in our Consolidated Financial Statements a VIE through which we have financed and leased a power generation project. Our Consolidated Balance Sheet as of March 31, 2006 reflects $347 million of net property, plant and equipment and deferred charges and $370 million of related debt attributable to the VIE. As this VIE is owned by unrelated parties, we do not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at this entity.

VIRGINIA ELECTRIC AND POWER COMPANY
PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by us, or permits issued by various local, state and federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, we are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on our financial position, liquidity or results of operations. See Future Issues and Other Matters in MD&A and Environmental Matters in Note 9 to our Consolidated Financial Statements for discussions on various environmental and regulatory proceedings to which we are a party.

In March 2004, the State of North Carolina filed a petition with the EPA under Section 126 of the Clean Air Act seeking additional nitrogen oxide and sulfur dioxide reductions from electrical generating units in thirteen states, claiming emissions from the electrical generating units in those states are contributing to air quality problems in North Carolina. We have electrical generating units in two of the thirteen states. In March 2006, the EPA issued a final rulemaking through which it denied the North Carolina petition on the basis that the implementation of the Clean Air Interstate Rule (CAIR) adequately addresses the air quality issues identified by North Carolina. Therefore, we do not anticipate additional expenditures in relation to this matter.

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005, which factors should be taken into consideration when reviewing the information contained in this report. With the exception of the risk factors below, which have been modified to take into account a March downgrade by Moody’s of our credit rating and certain recent changes to the Virginia fuel factor regulations, there have been no material changes with regard to the risk factors previously disclosed in our most recent Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

Changing rating agency requirements could negatively affect our growth and business strategy. As of May 1, 2006, our senior unsecured debt is rated BBB, stable outlook, by Standard & Poor’s; Baa1, stable outlook, by Moody’s; and BBB+, stable outlook, by Fitch. In order to maintain our current credit ratings in light of existing or future requirements, we may find it necessary to take steps or change our business plans in ways that may adversely affect our growth and earnings. A reduction in our credit ratings by Standard & Poor’s, Moody’s or Fitch could increase our borrowing costs and adversely affect operating results.

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

In addition, under the 2004 amendments to the Virginia fuel factor statute, our current Virginia fuel factor provisions are locked-in until the earlier of July 1, 2007 or the termination of capped rates by order of the Virginia Commission, with no deferred fuel accounting. The 2004 amendments provide for a one-time adjustment of our fuel factor, effective July 1, 2007 through December 31, 2010 (unless capped rates are terminated earlier), with no adjustment for previously incurred over-recovery or under-recovery. In April 2006, the Virginia General Assembly approved Senate Bill 262 further amending the fuel factor statute. If signed by the Governor, Senate Bill 262 will institute annual fuel rate adjustments for three twelve-month periods beginning July 1, 2007 and one six-month period beginning July 1, 2010. Beginning with the July 1, 2008 adjustment, the recalculation of the fuel factor would account for differences between projections and actual recovery of fuel costs during the preceding twelve-month period. As a result of the current

VIRGINIA ELECTRIC AND POWER COMPANY
PART II. - OTHER INFORMATION
(Continued)

locked-in fuel factor we are exposed to fuel price and other risks. These risks include exposure to increased costs of fuel, including purchased power costs, differences between our projected and actual power generation mix and generating unit performance (which affects the types and amounts of fuel we use) and differences between fuel price assumptions and actual fuel prices.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 2006, by consent in lieu of the annual meeting, Dominion Resources, Inc., the sole holder of all the voting common stock of the Company, elected the following persons to serve as Directors: Thomas F. Farrell, II and Thomas N. Chewning.
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

10.1
$3.0 billion Five-Year Credit Agreement dated February 28, 2006 among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent and Barclays Bank PLC, The Bank of Nova Scotia and Wachovia Bank, National Association, as Co-Documentation Agents and other lenders named therein (Exhibit 10.1, Form 8-K filed March 3, 2006, File No. 1-2255, incorporated by reference).

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

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 3, 2006	/s/ Steven A. Rogers
Steven A. Rogers Senior Vice President (Principal Accounting Officer)