Form 10-Q
period 2006-06-30
VIRGINIA ELECTRIC & POWER CO
filed 2006-08-03
CIK 103682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q
____________

(Mark one)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

or

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

At June 30, 2006, the latest practicable date for determination, 198,047 shares of common stock, without par value, of the registrant were outstanding.

VIRGINIA ELECTRIC AND POWER COMPANY

VIRGINIA ELECTRIC AND POWER COMPANY
PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)
Operating Revenue	$1,323	$1,285	$2,656	$2,643
Operating Expenses
Electric fuel and energy purchases	555	505	1,112	979
Purchased electric capacity	109	114	226	242
Other energy-related commodity purchases	8	7	18	20
Other operations and maintenance:
External suppliers	207	146	396	400
Affiliated suppliers	81	72	158	144
Depreciation and amortization	135	132	267	263
Other taxes	43	47	88	93
Total operating expenses	1,138	1,023	2,265	2,141
Income from operations	185	262	391	502
Other income	17	14	41	29
Interest and related charges:
Interest expense	63	72	133	135
Interest expense—junior subordinated notes payable to affiliated trust	7	7	15	15
Total interest and related charges	70	79	148	150
Income from continuing operations before income tax expense	132	197	284	381
Income tax expense	46	73	101	142
Income from continuing operations	86	124	183	239
Loss from discontinued operations (net of income tax benefit of $32 and $89 in 2005)	—	(67)	—	(160)
Net Income	86	57	183	79
Preferred dividends	4	4	8	8
Balance available for common stock	$82	$53	$175	$71

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	December 31, 2005(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$20	$54
Customer accounts receivable (less allowance for doubtful accounts of $7 at both dates)	682	700
Other receivables (less allowance for doubtful accounts of $9 at both dates)	46	67
Inventories	506	443
Prepayments	23	36
Other	87	66
Total current assets	1,364	1,366
Investments
Nuclear decommissioning trust funds	1,182	1,166
Other	22	22
Total investments	1,204	1,188
Property, Plant and Equipment
Property, plant and equipment	20,665	20,317
Accumulated depreciation and amortization	(8,249)	(8,055)
Total property, plant and equipment, net	12,416	12,262
Deferred Charges and Other Assets
Regulatory assets	282	326
Other	273	307
Total deferred charges and other assets	555	633
Total assets	$15,539	$15,449

(1) The Consolidated Balance Sheet at December 31, 2005 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY
CONSOLIDATED BALANCE SHEETS—(Continued)
(Unaudited)

	June 30, 2006	December 31, 2005(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$667	$618
Short-term debt	249	905
Accounts payable	349	415
Payables to affiliates	65	42
Affiliated current borrowings	201	12
Accrued interest, payroll and taxes	440	288
Other	220	212
Total current liabilities	2,191	2,492
Long-Term Debt
Long-term debt	3,584	3,256
Junior subordinated notes payable to affiliated trust	412	412
Notes payable—other affiliates	220	220
Total long-term debt	4,216	3,888
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,221	2,250
Asset retirement obligations	857	834
Regulatory liabilities	416	409
Other	125	86
Total deferred credits and other liabilities	3,619	3,579
Total liabilities	10,026	9,959
Commitments and Contingencies (see Note 10)
Preferred Stock Not Subject to Mandatory Redemption	257	257
Common Shareholder’s Equity
Common stock—no par, 300,000 shares authorized; 198,047 shares outstanding	3,388	3,388
Other paid-in capital	887	886
Retained earnings	878	842
Accumulated other comprehensive income	103	117
Total common shareholder's equity	5,256	5,233
Total liabilities and shareholder's equity	$15,539	$15,449

(1) The Consolidated Balance Sheet at December 31, 2005 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
(millions)
Operating Activities
Net income	$183	$79
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized derivative (gains)/losses	(4)	57
Depreciation and amortization	307	298
Deferred income taxes and investment tax credits, net	(29)	(18)
Deferred fuel expenses, net	56	50
Gain on sale of emissions allowances	(20)	(53)
Other adjustments to net income	(21)	(65)
Changes in:
Accounts receivable	37	145
Affiliated accounts receivable and payable	25	(59)
Inventories	(63)	35
Prepaid pension cost	32	28
Accounts payable	(60)	36
Accrued interest, payroll and taxes	152	5
Other operating assets and liabilities	79	79
Net cash provided by operating activities	674	617
Investing Activities
Plant construction and other property additions	(421)	(361)
Purchases of nuclear fuel	(60)	(61)
Purchases of securities	(267)	(153)
Proceeds from sales of securities	256	125
Proceeds from sale of emissions allowances	20	37
Other	2	26
Net cash used in investing activities	(470)	(387)
Financing Activities
Issuance (repayment) of short-term debt, net	(655)	295
Issuance (repayment) of affiliated current borrowings, net	190	(249)
Issuance of long-term debt	1,000	—
Repayment of long-term debt	(612)	(16)
Common dividend payments	(139)	(238)
Preferred dividend payments	(8)	(8)
Other	(14)	—
Net cash used in financing activities	(238)	(216)
Increase (decrease) in cash and cash equivalents	(34)	14
Cash and cash equivalents at beginning of period	54	2
Cash and cash equivalents at end of period	$20	$16
Noncash Financing Activities:
Assumption of debt related to the acquisition of a non-utility generating facility	$—	$62
Issuance of debt in exchange for electric distribution assets	—	8

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Nature of Operations
Virginia Electric and Power Company (the Company), a Virginia public service company, is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). We are a regulated public utility that generates, transmits and distributes electricity within an area of approximately 30,000 square miles in Virginia and northeastern North Carolina. We serve approximately 2.3 million retail customer accounts, including governmental agencies and wholesale customers such as rural electric cooperatives and municipalities. The Virginia service area comprises about 65% of Virginia’s total land area but accounts for over 80% of its population. On May 1, 2005, we became a member of PJM Interconnection, LLC (PJM), a regional transmission organization (RTO). As a result, we integrated our control area into the PJM wholesale electricity markets.

As discussed in Note 7, on December 31, 2005, we completed a transfer of our indirect wholly-owned subsidiary, Virginia Power Energy Marketing, Inc. (VPEM), to Dominion through a series of dividend distributions, in exchange for a capital contribution. VPEM provides fuel and price risk management services to us and other Dominion affiliates and engages in energy trading activities. Through VPEM, we had trading relationships beyond the geographic limits of our retail service territory and bought and sold natural gas, electricity and other energy-related commodities. As a result of the transfer, VPEM’s results of operations are no longer included in our Consolidated Financial Statements, and our Consolidated Statements of Income for periods prior to the transfer have been adjusted to reflect VPEM as a discontinued operation. In addition, the discontinued operations of VPEM are now included in our Corporate segment results.

We manage our daily operations through three primary operating segments: Delivery, Energy and Generation. In addition, we report our corporate and other functions as a segment. Our assets remain wholly owned by us and our legal subsidiaries.

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

Note 2.   Significant Accounting Policies
As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), our accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These unaudited Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes in our Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

In our opinion, our accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly our financial position as of June 30, 2006, our results of operations for the three and six months ended June 30, 2006 and 2005, and our cash flows for the six months ended June 30, 2006 and 2005.

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

Our accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, our accounts and those of our majority-owned subsidiaries and those variable interest entities (VIEs) where we have been determined to be the primary beneficiary.

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

Note 3.   Recently Issued Accounting Standards
FIN 48
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. The provisions of FIN 48 will become effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact that FIN 48 will have on our results of operations and financial condition.

Note 4.   Operating Revenue
Our operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)
Regulated electric sales	$1,283	$1,245	$2,581	$2,567
Other	40	40	75	76
Total operating revenue	$1,323	$1,285	$2,656	$2,643

Note 5.   Comprehensive Income
The following table presents total comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)
Net income	$86	$57	$183	$79
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	—	(2)	(7)	(15)
Other(1)	(17)	8	(7)	(8)
Other comprehensive income (loss)	(17)	6	(14)	(23)
Total comprehensive income	$69	$63	$169	$56

(1)	Primarily represents unrealized gains (losses) on investments held in nuclear decommissioning trusts.

Note 6.   Hedge Accounting Activities
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

Selected information about our hedge accounting activities follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:
Fair value hedges	$—	$2	$—	$2
Cash flow hedges	(1)	—	(1)	—
Net ineffectiveness	$(1)	$2	$(1)	$2

Gains and losses on hedging instruments that were excluded from the measurement of ineffectiveness and included in net income for the three and six months ended June 30, 2006 and 2005 were not material.

The following table presents selected information related to cash flow hedges included in accumulated other comprehensive income (AOCI) in our Consolidated Balance Sheet at June 30, 2006:

	AOCI After-Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Electricity	$(2)	$(2)	3 months
Gas	(4)	(4)	3 months
Interest rate	1	—	112 months
Foreign currency	18	8	17 months
Total	$13	$2

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

VPEM provides fuel and price risk management services to us by acting as an agent for one of our indirect wholly-owned subsidiaries. VPEM also engages in energy trading activities and provides price risk management services to other Dominion affiliates through the use of derivative contracts. While we owned VPEM, certain of these derivative contracts were reported at fair value on our Consolidated Balance Sheets, with changes in fair value reflected in earnings. These price risk management activities performed on behalf of Dominion affiliates generated derivative gains and losses that affected our Consolidated Financial Statements.

As a result of the transfer, VPEM’s results of operations are no longer included in our Consolidated Financial Statements, and our Consolidated Statements of Income for the three and six months ended June 30, 2005 have been adjusted to reflect VPEM as a discontinued operation, on a net basis. In the three and six months ended June 30, 2005, our discontinued operations included operating revenue of $190 million and $429 million, respectively, and a loss before income taxes of $99 million and $249 million, respectively.

VPEM’s 2005 results included the following affiliated transactions:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
(millions)
Purchases of natural gas, gas transportation and storage services from affiliates	$206	$487
Sales of natural gas to affiliates	275	498
Net realized gains on affiliated commodity derivative contracts	2	13
Affiliated interest and related charges	4	7

Note 8.   Variable Interest Entities
Certain variable pricing terms in some of our long-term power and capacity contracts cause those contracts to be considered potential variable interests in the counterparties. As discussed in Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, three potential VIEs with which we have existing power purchase agreements (signed prior to December 31, 2003), have not provided sufficient information for us to perform our evaluation under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R).

As of June 30, 2006, the requested information has not been received from the three remaining potential VIEs. We will continue our efforts to obtain information and will complete an evaluation of our relationship with each of these potential VIEs if sufficient information is ultimately obtained. We have remaining purchase commitments with these three potential VIE supplier entities of $2.0 billion at June 30, 2006. We paid $44 million and $48 million for electric generation capacity and $41 million and $34 million for electric energy to these entities in the three months ended June 30, 2006 and 2005, respectively. We paid $94 million and $101 million for electric generation capacity and $77 million and $80 million for electric energy to these entities in the six months ended June 30, 2006 and 2005, respectively.

During 2005, we entered into four long-term contracts with unrelated limited liability corporations (LLCs) to purchase synthetic fuel produced from coal. Certain variable pricing terms in the contracts protect the equity holders from variability in the cost of their coal purchases, and therefore, the LLCs were determined to be VIEs. After completing our FIN 46R analysis, we concluded that although our interests in the contracts, as a result of their pricing terms, represent variable interests in the LLCs, we are not the primary beneficiary. We paid $104 million and $43 million to the LLCs for coal and synthetic fuel produced from coal in the three months ended June 30, 2006 and 2005, respectively, and $215 million and $63 million in the six months ended June 30, 2006 and 2005, respectively. We are not subject to any risk of loss from the contractual arrangements, as our only obligation to the VIEs is to purchase the coal and synthetic fuel that the VIEs provide according to the terms of the applicable purchase contracts.

In accordance with FIN 46R, we consolidate a variable interest lessor entity through which we have financed and leased a power generation project. Our Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005 reflect net property, plant and equipment of $342 million and $348 million, respectively, and $370 million of debt related to this entity. The debt is nonrecourse to us and is secured by the entity’s property, plant and equipment.

Note 9.   Significant Financing Transactions
Joint Credit Facilities and Short-term Debt
We use short-term debt, primarily commercial paper, to fund working capital requirements and as a bridge to long-term debt financing. The level of our borrowings may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. In February 2006, we entered into a $3.0 billion five-year revolving credit facility with Dominion and Consolidated Natural Gas Company (CNG), a wholly-owned subsidiary of Dominion. The credit facility is scheduled to terminate in February 2011. This credit facility is being used for working capital, as support for the combined commercial paper programs of Dominion, CNG and us and other general corporate purposes. This credit facility can also be used to support up to $1.5 billion of letters of credit.

At June 30, 2006, total outstanding commercial paper supported by the joint credit facility was $998 million, of which our borrowings were $249 million. At June 30, 2006, total outstanding letters of credit supported by the joint credit facility were $653 million, of which less than $1 million was issued on our behalf.

At June 30, 2006, capacity available under the credit facility was $1.3 billion.

Long-term Debt
In January 2006, we issued $450 million of 5.4% senior notes that mature in 2016 and $550 million of 6.0% senior notes that mature in 2036. We used the proceeds from this issuance to repay short-term debt incurred to redeem our $512 million callable mortgage bonds and a portion of our maturing long-term debt.

In February 2006, we entered into a $200 million five-year stand-alone credit facility. This credit facility is used to support our long-term variable rate tax-exempt financings and is scheduled to terminate in February 2011.

During the six months ended June 30, 2006, we repaid $612 million of our long-term debt.

Note 10.   Commitments and Contingencies
Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies as disclosed in Note 21 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, or Note 9 to the Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, nor have any significant new matters arisen during the quarter ended June 30, 2006.

Environmental Matters
In 1987, we and a number of other entities were identified by the Environmental Protection Agency (EPA) as potentially responsible parties (PRPs) at two Superfund sites located in Kentucky and Pennsylvania. In 2003, the EPA issued its Certificate of Completion of remediation for the Kentucky site. Future costs for the Kentucky site will be limited to minor operations and maintenance expenditures. Regarding the Pennsylvania site, in March 2006, a federal district court approved three consent decrees between the United States and the PRPs, under which we and certain other PRPs, all of which are utilities, will perform the site remediation. The remediation costs are expected to be in the range of $11 million to $18 million, the majority of which are to be paid by the non-utility site owners. After evaluating the impact of these actions, we have reduced our current reserve from $2 million to less than $1 million to meet our potential obligations at these two sites. We generally seek to recover our costs associated with environmental remediation from third party insurers. At June 30, 2006, no pending or possible insurance claims were recognized as an asset or offset against obligations.

Guarantees and Surety Bonds
As of June 30, 2006, we had issued less than $1 million of guarantees primarily to support commodity transactions of our subsidiaries. We had also purchased $16 million of surety bonds for various purposes, including providing workers’ compensation coverage and obtaining licenses, permits and rights-of-way. Under the terms of surety bonds, we are obligated to indemnify the respective surety bond company for any amounts paid.

Note 11.   Credit Risk
We maintain a provision for credit losses based on factors surrounding the credit risk of our customers, historical trends and other information. We believe, based on our credit policies and our June 30, 2006 provision for credit losses, that it is unlikely that a material adverse effect on our financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

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

Our exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Our gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At June 30, 2006, our gross credit exposure totaled $77 million. Of this amount, 87% related to a single counterparty; however, the entire balance is with investment grade entities. We held no collateral for these transactions at June 30, 2006.

Note 12.   Related Party Transactions
We engage in related party transactions primarily with affiliates (Dominion subsidiaries). Our accounts receivable and payable balances with affiliates are settled based on contractual terms on a monthly basis, depending on the nature of the underlying transactions. We are included in Dominion’s consolidated federal income tax return and participate in certain Dominion benefit plans. A discussion of significant related party transactions follows.

Transactions with Affiliates
We transact with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business.

At June 30, 2006, our Consolidated Balance Sheets includes derivative liabilities with affiliates of $7 million. There were no derivative liabilities with affiliates at December 31, 2005. Unrealized gains or losses, representing the effective portion of the changes in fair value of those derivative contracts that have been designated as cash flow hedges, are included in AOCI on our Consolidated Balance Sheets.

Dominion Resources Services, Inc. (Dominion Services) provides accounting, legal and certain administrative and technical services to us. In addition, we provide certain services to affiliates, including charges for facilities and equipment usage.

The transactions with Dominion Services and other affiliates are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(millions)
Commodity purchases from affiliates	$46	$73	$80	$121
Commodity sales to affiliates	—	—	3	4
Services provided by affiliates	81	72	158	144
Services provided to affiliates	6	6	12	13

Transactions with Dominion
We have borrowed funds from Dominion under both short-term and long-term borrowing arrangements. At June 30, 2006 and December 31, 2005, our outstanding borrowings, net of repayments, under the Dominion money pool for our nonregulated subsidiaries totaled $201 million and $12 million, respectively. There were no short-term demand note borrowings at June 30, 2006 or December 31, 2005. At June 30, 2006 and December 31, 2005, our borrowings from Dominion under a long-term note totaled $220 million. We incurred net interest charges related to our borrowings from Dominion of $1 million and $2 million in the three months ended June 30, 2006 and 2005, respectively, and $3 million for each of the six month periods ended June 30, 2006 and 2005.

Note 13.   Operating Segments
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

Corporate includes our corporate and other functions, as well as the discontinued operations of VPEM. The contribution to net income by our primary operating segments is determined based on a measure of profit that executive management believes represents the segments’ core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments and are instead reported in the Corporate segment. For the six months ended June 30, 2006 and 2005, we reported net expenses of $4 million and $213 million, respectively, in our Corporate segment.

The net expenses in 2006 reflect a $7 million ($4 million after-tax) charge resulting from the write-off of certain assets no longer in use at one of our electric generating facilities, attributable to our Generation segment.

The net expenses in 2005 included $160 million of losses incurred in the six months ended June 30, 2005 relating to the discontinued operations of VPEM, as well as the following items attributable to our Generation segment:

•	A $77 million ($47 million after-tax) charge resulting from the termination of a long-term power purchase agreement; and
•	A $13 million ($8 million after-tax) charge related to our interest in a long-term power tolling contract that was divested in 2005.

The following table presents segment information pertaining to our operations:

	Delivery	Energy	Generation	Corporate	Consolidated Total
(millions)
Three Months Ended June 30, 2006
Operating revenue	$287	$52	$983	$1	$1,323
Net income (loss)	66	16	8	(4)	86
Three Months Ended June 30, 2005
Operating revenue	$272	$47	$965	$1	$1,285
Loss from discontinued operations, net of tax	—	—	—	(67)	(67)
Net income (loss)	59	13	54	(69)	57
Six Months Ended June 30, 2006
Operating revenue	$576	$104	$1,976	$—	$2,656
Net income (loss)	133	33	21	(4)	183
Six Months Ended June 30, 2005
Operating revenue	$571	$102	$1,965	$5	$2,643
Loss from discontinued operations, net of tax	—	—	—	(160)	(160)
Net income (loss)	141	28	123	(213)	79

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
Our MD&A consists of the following information:
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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

Accounting Matters
Critical Accounting Policies and Estimates
As of June 30, 2006, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005. The policies disclosed included the accounting for: derivative contracts at fair value, long-lived asset impairment testing, asset retirement obligations, regulated operations and income taxes.

Other
FIN 48
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 establishes standards for measurement and recognition in financial statements of positions taken by an entity in its income tax returns. In addition, FIN 48 requires new disclosures about positions taken by an entity in its tax returns that are not recognized in its financial statements, information about potential significant changes in estimates related to tax positions and descriptions of open tax years by major jurisdiction. The provisions of FIN 48 will become effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. We are currently evaluating the impact that FIN 48 will have on our results of operations and financial condition.

Results of Operations
Presented below is a summary of our consolidated results for the quarter and year-to-date periods ended June 30, 2006 and 2005:

	Second Quarter			Year-To-Date
	2006	2005	$ Change	2006	2005	$ Change
(millions)
Net income	$86	$57	$29	$183	$79	$104

Overview
Second Quarter 2006 vs. 2005
Net income increased 51% to $86 million. Favorable drivers include an increase in regulated electric sales revenue resulting from customer growth and other factors and the absence of $67 million of after-tax losses incurred in 2005 by the discontinued operations of VPEM. Unfavorable drivers include the impact of higher commodity prices on fuel and purchased power expenses and a decrease in gains recognized from the sale of emissions allowances.

Year-To-Date 2006 vs. 2005
Net income increased 132% to $183 million. Favorable drivers include the absence of $160 million of after-tax losses incurred in 2005 by the discontinued operations of VPEM and the absence of a 2005 charge resulting from the termination of a long-term power purchase agreement. Unfavorable drivers include the impact of higher commodity prices on fuel and purchased power expenses and a decrease in gains recognized from the sale of emissions allowances.

Analysis of Consolidated Operations
Presented below are selected amounts related to our results of operations:

	Second Quarter			Year-To-Date
	2006	2005	$ Change	2006	2005	$ Change
(millions)
Operating Revenue	$1,323	$1,285	$38	$2,656	$2,643	$13
Operating Expenses
Electric fuel and energy purchases	555	505	50	1,112	979	133
Purchased electric capacity	109	114	(5)	226	242	(16)
Other energy-related commodity purchases	8	7	1	18	20	(2)
Other operations and maintenance	288	218	70	554	544	10
Depreciation and amortization	135	132	3	267	263	4
Other taxes	43	47	(4)	88	93	(5)
Other income	17	14	3	41	29	12
Interest and related charges	70	79	(9)	148	150	(2)
Income tax expense	46	73	(27)	101	142	(41)
Loss from discontinued operations, net of tax	—	(67)	67	—	(160)	160

An analysis of our results of operations for the second quarter and year-to-date periods of 2006 compared to the second quarter and year-to-date periods of 2005 follows:

Second Quarter 2006 vs. 2005
Operating Revenue increased 3% to $1.3 billion, reflecting the combined effects of:
•	A $22 million increase attributable to variations in rates resulting from changes in customer usage patterns and sales mix and other factors;
•	An $18 million increase due to new customer connections; and
•
 A $15 million increase due to the impact of a comparatively higher fuel rate in certain customer jurisdictions which was offset by a comparable increase in Electric fuel and energy  purchases expense; partially offset by

•	A $16 million decrease associated with milder weather.

Operating Expenses and Other Items
Electric fuel and energy purchases expense increased 10% to $555 million, primarily due to higher commodity prices, including purchased power.

Other operations and maintenance expense increased 32% to $288 million, primarily reflecting:
•	A $40 million decrease in gains from the sale of emissions allowances;
•	A $17 million increase in outage costs primarily due to scheduled outages of certain of our electric generating facilities;
•	A $12 million increase resulting from higher incentive-based compensation, wages and pension and medical benefits; and
•	A $7 million charge resulting from the write-off of certain assets no longer in use at one of our electric generating facilities.

Other income increased 21% to $17 million, primarily reflecting a $5 million increase in net realized gains (including investment income) associated with nuclear decommissioning trust fund investments.

Interest and related charges decreased 11% to $70 million, primarily due to a reduction in interest accrued on tax deficiencies reflecting the resolution of certain issues with tax authorities.

Loss from discontinued operations reflects the losses incurred in 2005 by the discontinued operations of VPEM.

Year-To-Date 2006 vs. 2005
Operating Revenue increased 1% to $2.7 billion, reflecting the combined effects of:
•	A $39 million increase due to new customer connections;
•
A $36 million increase due to the impact of a comparatively higher fuel rate in certain customer jurisdictions which was offset by a comparable increase in Electric fuel and energy purchases expense; and

•	A $24 million increase attributable to rate variations resulting from changes in customer usage patterns and sales mix and other factors; largely offset by
•	An $82 million decrease associated with milder weather.

Operating Expenses and Other Items
Electric fuel and energy purchases expense increased 14% to $1.1 billion, primarily due to higher commodity prices, including purchased power.

Purchased electric capacity expense decreased 7% to $226 million, primarily due to scheduled capacity reductions for certain long-term power purchase contracts, as well as the termination of a long-term power purchase agreement in connection with the purchase of the related generating facility in February 2005.

Other operations and maintenance expense increased 2% to $554 million, primarily reflecting:
•	A $33 million decrease in gains from the sale of emissions allowances;
•	A $23 million increase in outage costs primarily due to scheduled outages of certain of our electric generating facilities;
•	A $16 million increase resulting from higher incentive-based compensation, wages, and pension and medical benefits;
•	A $7 million increase related to storm restorations associated with our distribution operations; and
•	A $7 million charge resulting from the write-off of certain assets no longer in use at one of our electric generating facilities; partially offset by
•
A $31 million benefit related to financial transmission rights (FTRs) granted by PJM used to offset congestion costs associated with PJM spot market activity, which are included in Electric fuel and energy purchases expense; and

•	A net benefit from the absence of the following items recognized in 2005:
•	A $77 million charge resulting from the termination of a long-term power purchase agreement; partially offset by
•	A $25 million net benefit resulting from the establishment of certain regulatory assets in connection with the settlement of a North Carolina rate case.

Other income increased 41% to $41 million, primarily reflecting an $11 million increase in net realized gains (including investment income) associated with nuclear decommissioning trust fund investments.

Loss from discontinued operations reflects the losses incurred in 2005 by the discontinued operations of VPEM.

Segment Results of Operations
Presented below is a summary of contributions by our operating segments to net income for the quarter and year-to-date periods ended June 30, 2006 and 2005:

	Second Quarter			Year-To-Date
	2006	2005	$ Change	2006	2005	$ Change
(millions)
Delivery	$66	$59	$7	$133	$141	$(8)
Energy	16	13	3	33	28	5
Generation	8	54	(46)	21	123	(102)
Primary operating segments	90	126	(36)	187	292	(105)
Corporate	(4)	(69)	65	(4)	(213)	209
Consolidated	$86	$57	$29	$183	$79	$104

Delivery
Delivery includes our electric distribution system and customer service operations. Presented below are operating statistics related to our Delivery operations:

	Second Quarter			Year-To-Date
	2006	2005	% Change	2006	2005	% Change
Electricity delivered (million mwhrs)	18.7	18.6	1%	38.2	38.5	(1)%
Degree days (electric service area):
Cooling(1)	396	370	7	409	370	11
Heating(2)	245	355	(31)	2,041	2,466	(17)
Electric delivery customer accounts(3)	2,325	2,283	2	2,325	2,283	2

mwhrs = megawatt hours

(1)	Cooling degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is greater than 65 degrees.
(2)	Heating degree days are the differences between the average temperature for each day and 65 degrees, assuming the average temperature is less than 65 degrees.
(3)	In thousands, at period end.

Presented below, on an after-tax basis, are the key factors impacting Delivery’s net income contribution:

	Second Quarter	Year-To-Date
	2006 vs. 2005	2006 vs. 2005
	Increase (Decrease)	Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(2)	$(11)
Customer growth	3	6
2005 North Carolina rate case settlement	—	(6)
Other(1)	6	3
Change in net income contribution	$7	$(8)

(1)	Other factors including changes in customer usage.

Energy
Energy includes our electric transmission operations. Presented below, on an after-tax basis, are the key factors impacting Energy’s net income contribution:

	Second Quarter	Year-To-Date
	2006 vs. 2005	2006 vs. 2005
	Increase (Decrease)	Increase (Decrease)
(millions)
RTO start-up and integration costs(1)	$—	$4
Regulated electric sales:
Weather	—	(2)
Customer growth	—	1
Other(2)	3	2
Change in net income contribution	$3	$5

(1)	Reflects the absence of a charge incurred in 2005 for the write-off of certain previously deferred start-up and integration costs associated with joining an RTO.
(2)	Other factors including changes in customer usage.

Generation
Generation includes our portfolio of electric generating facilities, power purchase agreements and energy supply operations. Presented below are operating statistics related to our Generation operations:

	Second Quarter			Year-To-Date
	2006	2005	% Change	2006	2005	% Change
Electricity supplied (million mwhrs)	18.7	18.6	1%	38.2	38.5	(1)%

mwhrs = megawatt hours

Presented below, on an after-tax basis, are the key factors impacting Generation’s net income contribution:

	Second Quarter	Year-To-Date
	2006 vs. 2005	2006 vs. 2005
	Increase (Decrease)	Increase (Decrease)
(millions)
Sale of emissions allowances	$(25)	$(21)
Fuel expenses in excess of rate recovery	(18)	(50)
Energy supply margin(1)	(7)	(2)
Outage costs	(4)	(14)
Regulated electric sales:
Weather	(5)	(24)
Customer growth	5	11
2005 North Carolina rate case settlement	—	(10)
Interest expense	4	—
Other(2)	4	8
Change in net income contribution	$(46)	$(102)

(1)	Primarily reflects a reduced benefit from FTRs in excess of congestion costs.
(2)	Other factors including a reduction in capacity expenses and an increase in net realized gains (including investment income) associated with nuclear decommissioning trust fund investments.

Corporate
Corporate includes our corporate and other functions, as well as the discontinued operations of VPEM. Presented below are the Corporate segment’s after-tax results.

	Second Quarter		Year-To-Date
	2006	2005	2006	2005
(millions)
VPEM discontinued operations	$—	$(67)	$—	$(160)
Specific items attributable to operating segments	(4)	(2)	(4)	(53)
Net expense	$(4)	$(69)	$(4)	$(213)

Second Quarter 2006 vs. 2005
In 2006 and 2005, we reported net expenses of $4 million and $69 million, respectively, in our Corporate segment. The net expenses in 2006 reflect a $7 million ($4 million after-tax) charge resulting from the write-off of certain assets no longer in use at one of our electric generating facilities, attributable to our Generation segment. In 2005, the net expenses primarily reflect $67 million of losses incurred in 2005 related to the discontinued operations of VPEM.

Year-To-Date 2006 vs. 2005
In 2006 and 2005, we reported net expenses of $4 million and $213 million, respectively, in our Corporate segment. The net expenses in 2006 reflect a $7 million ($4 million after-tax) charge resulting from the write-off of certain assets no longer in use at one of our electric generating facilities, attributable to our Generation segment. In 2005, the net expenses included $160 million of losses incurred in 2005 related to the discontinued operations of VPEM, as well as the following items attributable to our Generation segment:

•	A $77 million ($47 million after-tax) charge resulting from the termination of a long-term power purchase agreement; and
•	A $13 million ($8 million after-tax) charge related to our interest in a long-term power tolling contract that was divested in 2005.

Sources and Uses of Cash
We depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities and additional long-term debt financings.

Operating Cash Flows
As presented on our Consolidated Statements of Cash Flows, net cash flows provided by operating activities were $674 million and $617 million during the six months ended June 30, 2006 and 2005, respectively. We believe that our operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and provide dividends to Dominion.

Our operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows. See discussion of such factors in Operating Cash Flows in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005.

Credit Risk
Our exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Presented below is a summary of our gross exposure as of June 30, 2006 for these activities. Our gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. We held no collateral for these transactions at June 30, 2006.

Gross Credit Exposure
(millions)
Investment grade(1)	$9
Non-investment grade	—
No external ratings:
Internally rated—investment grade(2)	68
Internally rated—non-investment grade	—
Total	$77

(1)
Designations as investment grade are based on minimum credit ratings assigned by Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 12% of the total gross credit exposure.

(2)	The five largest counterparty exposures, combined, for this category represented approximately 88% of the total gross credit exposure.

Investing Cash Flows
During the six months ended June 30, 2006 and 2005, investing activities resulted in net cash outflows of $470 million and $387 million, respectively. Significant investing activities in the six months ended June 30, 2006 included:
•	$421 million for environmental upgrades, routine capital improvements of generation facilities and construction and improvements of electric transmission and distribution assets;
•	$267 million for purchases of securities held as investments in our nuclear decommissioning trusts; and
•	$60 million for nuclear fuel expenditures; partially offset by
•	$256 million of proceeds from sales of securities held as investments in our nuclear decommissioning trusts; and
•	$20 million of proceeds from the sale of emissions allowances.

Financing Cash Flows and Liquidity
We rely on banks and capital markets as significant sources of funding for capital requirements not satisfied by the cash provided by our operations. As discussed in Credit Ratings and Debt Covenants, our ability to borrow funds or issue securities and the return demanded by investors are affected by our credit ratings. In addition, the raising of external capital is subject to meeting certain regulatory requirements, including obtaining regulatory approval from the Virginia State Corporation Commission (Virginia Commission).

As presented on our Consolidated Statements of Cash Flows, net cash flows used in financing activities were $238 million and $216 million, respectively, for the six months ended June 30, 2006 and 2005.

See Note 9 to our Consolidated Financial Statements for further information regarding our credit facilities, liquidity and significant financing transactions. Also see Note 12 to our Consolidated Financial Statements for further information regarding our borrowings from Dominion.

Credit Ratings and Debt Covenants
Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In Credit Ratings and Debt Covenants of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005, we discussed our use of capital markets and the impact of credit ratings on the accessibility and costs of using these markets, as well as various covenants present in the enabling agreements underlying our debt. As of June 30, 2006, there have been no changes to or events of default under our debt covenants. As of June 30, 2006, there have been no changes in our credit ratings other than the matters discussed in MD&A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Cash Flows from Discontinued Operations
The impact of VPEM’s operations on our 2005 Consolidated Statement of Cash Flows is presented below. We do not expect the transfer of VPEM to Dominion to have a negative impact on our future liquidity.

Year-To-Date
2005
(millions)
Operating cash flows	$35
Investing cash flows	110
Financing cash flows	(145)

Future Cash Payments for Contractual Obligations
As of June 30, 2006, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005.

Future Issues and Other Matters
The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to our Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Virginia Fuel Factor
In May 2006, the Governor of Virginia signed into law Senate Bill 262, a substitute energy bill with a provision that changes the way our Virginia jurisdictional fuel factor is set during the three and one-half year period beginning July 1, 2007. The bill became law effective July 1, 2006.

The fuel factor amendment:
•
Allows annual fuel rate adjustments for three twelve-month periods beginning July 1, 2007 and one six-month period beginning July 1, 2010 (unless capped rates are terminated earlier under the Virginia Restructuring Act);

•	Allows an adjustment at the end of each of the twelve-month periods to account for differences between projections and actual recovery of fuel costs during the prior twelve months; and

•
Authorizes the Virginia Commission to defer up to 40% of any fuel factor increase approved for the first twelve-month period, with recovery of the deferred amount over the two and one-half year period beginning July 1, 2008 (under prior law, such a deferral was not possible).

The amendment does not allow us to collect any unrecovered fuel expenses incurred prior to July 1, 2007.

PJM Rate Design
In May 2005, the Federal Energy Regulatory Commission (FERC) issued an order finding that PJM's existing transmission service rate design may not be just and reasonable, and ordered an investigation and hearings into the matter. Hearings were held in April 2006, and in July 2006, the Presiding Administrative Law Judge issued an Initial Decision. The Initial Decision concluded that the existing PJM transmission service rate design has been shown to be unjust and unreasonable, and should be replaced with a new rate design effective April 2006. To avoid sudden rate increases, under the Initial Decision, the new rate design would be phased-in so that no customer receives greater than a 10% annual rate increase. The Initial Decision also concluded that other rate designs proposed in the hearing could be considered by FERC as alternatives to the new rate design recommended in the Initial Decision. Our position is that the existing rate design remains just and reasonable, as supported by a broad coalition of PJM stakeholders. After submission of briefs by the parties, FERC will review the Initial Decision and make a determination whether to agree with it or to overrule the decision and issue a different ruling. At this time, we are unable to predict the ruling by FERC; however, we continue to monitor this matter.

Transmission Expansion Plan
In June 2006, PJM, as part of its latest Regional Transmission Expansion Plan, authorized construction of numerous electric transmission upgrades through 2011. We are involved in two of the major construction projects. The first project is an approximately 240-mile 500-kilovolt transmission line from southwestern Pennsylvania to Virginia, of which we will construct approximately 30 miles in Virginia and a subsidiary of Allegheny Energy, Inc. (Allegheny) will construct the remainder. The second project is an approximately 56-mile 500-kilovolt transmission line that we will construct in southeastern Virginia. These transmission upgrades are designed to improve the reliability of the PJM transmission system, including service to our customers. Construction of these transmission lines will be subject to applicable state and federal permits and approvals.

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

Commodity Price Risk
To manage price risk, we primarily hold commodity-based financial derivative instruments for nontrading purposes associated with the purchase of electricity and natural gas. As discussed in Note 8 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, we completed the transfer of VPEM to Dominion on December 31, 2005. As a result, at December 31, 2005, we did not have significant exposure to commodity price risk associated with financial derivative instruments. As part of VPEM’s strategy to market energy and manage related risks prior to its transfer to Dominion on December 31, 2005, it maintained commodity-based financial derivative instruments held for both trading and nontrading purposes.

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

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $17 million in the fair value of our non-trading commodity-based financial derivatives as of June 30, 2006. At December 31, 2005, we did not have significant exposure to commodity price risk associated with financial derivative instruments.

The impact of a change in energy commodity prices on our non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. For example, our expenses for power purchases when combined with the settlement of commodity derivative instruments used for hedging purposes, will generally result in a range of prices for those purchases contemplated by the risk management strategy.

Interest Rate Risk
We manage our interest rate risk exposure predominantly by maintaining a portfolio of fixed and variable rate debt. We also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at June 30, 2006 and December 31, 2005, a hypothetical 10% increase in market interest rates would decrease annual earnings by approximately $5 million and $6 million, respectively.

Foreign Currency Exchange Risk
We have foreign currency exchange risk exposure associated with anticipated future purchases of nuclear fuel and nuclear fuel processing services denominated in foreign currencies. We manage certain of these risks by utilizing currency forward contracts. As a result of holding these contracts as hedges, our exposure to foreign currency risk for these purchases is minimal. A hypothetical 10% unfavorable change in relevant foreign exchange rates would have resulted in a decrease of approximately $4 million and $6 million in the fair value of currency forward contracts held by us at June 30, 2006 and December 31, 2005, respectively.

Investment Price Risk
We are subject to investment price risk due to marketable securities held as investments in nuclear decommissioning trust funds. These marketable securities are reported on our Consolidated Balance Sheets at fair value. We recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $25 million and $13 million for the six months ended June 30, 2006 and 2005, respectively, and $32 million for the year ended December 31, 2005. We recorded, in AOCI, net unrealized losses on decommissioning trust investments of $11 million and $12 million for the six months ended June 30, 2006 and 2005, respectively, and net unrealized gains on decommissioning trust investments of $10 million for the year ended December 31, 2005.

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

In accordance with FIN 46R, we have included in our Consolidated Financial Statements a VIE through which we have financed and leased a power generation project. Our Consolidated Balance Sheet as of June 30, 2006 reflects $344 million of net property, plant and equipment and deferred charges and $370 million of related debt attributable to the VIE. As this VIE is owned by unrelated parties, we do not have the authority to dictate or modify, and therefore cannot assess, the disclosure controls and procedures or internal control over financial reporting in place at this entity.

VIRGINIA ELECTRIC AND POWER COMPANY
PART II. - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

From time to time, we are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by us, or permits issued by various local, state and federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, we are involved in various legal proceedings. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on our financial position, liquidity or results of operations. See Future Issues and Other Matters in MD&A and Environmental Matters in Note 10 to our Consolidated Financial Statements for discussions on various environmental and regulatory proceedings to which we are a party.

ITEM 1A.   RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which should be taken into consideration when reviewing the information contained in this report. With respect to our previous disclosure regarding our exposure to cost-recovery shortfalls because of capped rates and amendments to the fuel factor statute in effect in Virginia, we note that in May 2006, the Governor of Virginia signed into law Senate Bill 262, which became effective July 1, 2006. Other than this event there have been no material changes with regard to the risk factors previously disclosed in our most recent Forms 10-K and 10-Q. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

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

12.1	Ratio of earnings to fixed charges (filed herewith).
12.2	Ratio of earnings to fixed charges and preferred dividends (filed herewith).
31.1	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification by Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 3, 2006	/s/ Steven A. Rogers
Steven A. Rogers Senior Vice President (Principal Accounting Officer)