Form 10-Q
period 2007-09-30
VIRGINIA ELECTRIC & POWER CO
filed 2007-11-01
CIK 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

At September 30, 2007, the latest practicable date for determination, 198,047 shares of common stock, without par value, of the registrant were outstanding.

VIRGINIA ELECTRIC AND POWER COMPANY

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(millions)
Operating Revenue	$1,833	$1,690	$4,700	$4,346
Operating Expenses
Electric fuel and energy purchases	609	821	1,945	1,933
Purchased electric capacity	107	114	330	340
Other energy-related commodity purchases	8	15	24	33
Other operations and maintenance:
External suppliers	255	110	657	506
Affiliated suppliers	83	75	239	233
Depreciation and amortization	146	133	420	400
Other taxes	43	37	131	125

Total operating expenses	1,251	1,305	3,746	3,570

Income from operations	582	385	954	776

Other income	18	20	58	61

Interest and related charges:
Interest expense	77	65	206	198
Interest expense—junior subordinated notes payable to affiliated trust	8	8	23	23

Total interest and related charges	85	73	229	221

Income before income tax expense	515	332	783	616
Income tax expense	193	123	293	224

Income before extraordinary item	322	209	490	392
Extraordinary item(1)	—	—	(158)	—

Net Income	322	209	332	392
Preferred dividends	4	4	12	12

Balance available for common stock	$318	$205	$320	$380

(1)	Net of income tax benefit of $101 million.

The accompanying notes are an integral part of our Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2007	December 31, 2006(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$21	$18
Customer receivables (less allowance for doubtful accounts of $8 and $7)	837	650
Other receivables (less allowance for doubtful accounts of $8 and $9)	71	98
Inventories (average cost method)	484	505
Prepayments	41	133
Other	56	51

Total current assets	1,510	1,455

Investments
Nuclear decommissioning trust funds	1,362	1,293
Other	22	22

Total investments	1,384	1,315

Property, Plant and Equipment
Property, plant and equipment	21,460	20,771
Accumulated depreciation and amortization	(8,689)	(8,353)

Total property, plant and equipment, net	12,771	12,418

Deferred Charges and Other Assets
Regulatory assets	409	241
Other	275	254

Total deferred charges and other assets	684	495

Total assets	$16,349	$15,683

(1)	Our Consolidated Balance Sheet at December 31, 2006 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of our Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2007	December 31, 2006(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$59	$1,267
Short-term debt	—	618
Affiliated current borrowings	1,054	140
Payables to affiliates	90	62
Accounts payable	415	418
Other	473	436

Total current liabilities	2,091	2,941

Long-Term Debt
Long-term debt	4,088	2,987
Junior subordinated notes payable to affiliated trust	412	412
Notes payable—other affiliates	220	220

Total long-term debt	4,720	3,619

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,098	2,308
Asset retirement obligations	671	641
Regulatory liabilities	990	430
Other	271	95

Total deferred credits and other liabilities	4,030	3,474

Total liabilities	10,841	10,034

Commitments and Contingencies (see Note 11)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock—no par, 300,000 shares authorized; 198,047 shares outstanding	3,388	3,388
Other paid-in capital	889	887
Retained earnings	943	955
Accumulated other comprehensive income	31	162

Total common shareholder’s equity	5,251	5,392

Total liabilities and shareholder’s equity	$16,349	$15,683

(1)	Our Consolidated Balance Sheet at December 31, 2006 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of our Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
(millions)
Operating Activities
Net income	$332	$392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	485	464
Deferred income taxes and investment tax credits, net	99	(23)
Deferred fuel expenses, net	(152)	73
Extraordinary item, net of income taxes	158	—
Other adjustments to income, net	(31)	(79)
Changes in:
Accounts receivable	(178)	(5)
Affiliated accounts receivable and payable	46	—
Inventories	21	(49)
Accounts payable	(9)	(21)
Accrued interest, payroll and taxes	5	207
Other operating assets and liabilities	182	147

Net cash provided by operating activities	958	1,106

Investing Activities
Plant construction and other property additions	(680)	(631)
Purchases of nuclear fuel	(88)	(92)
Purchases of securities	(427)	(376)
Proceeds from sales of securities	391	358
Other	29	77

Net cash used in investing activities	(775)	(664)

Financing Activities
Repayment of short-term debt, net	(618)	(905)
Issuance of affiliated current borrowings, net	914	340
Issuance of long-term debt	1,200	1,000
Repayment of long-term debt	(1,313)	(613)
Common dividend payments	(338)	(273)
Preferred dividend payments	(12)	(12)
Other	(13)	(10)

Net cash used in financing activities	(180)	(473)

Increase (decrease) in cash and cash equivalents	3	(31)
Cash and cash equivalents at beginning of period	18	54

Cash and cash equivalents at end of period	$21	$23

The accompanying notes are an integral part of our Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Virginia Electric and Power Company (the Company), a Virginia public service company, is a wholly-owned subsidiary of Dominion Resources, Inc. (Dominion). We are a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. As of September 30, 2007, we served approximately 2.4 million retail customer accounts, including governmental agencies, as well as wholesale customers such as rural electric cooperatives and municipalities. We are a member of PJM Interconnection, LLC (PJM), a regional transmission organization (RTO), and our electric transmission facilities are integrated into the PJM wholesale electricity markets.

We manage our daily operations through three primary operating segments: Delivery, Energy and Generation. In addition, we report our corporate and other functions as a segment. Our assets remain wholly owned by us and our legal subsidiaries.

In the fourth quarter of 2007, we will realign our business units and begin managing our daily operations through two primary operating segments: Dominion Virginia Power (DVP) and Generation. DVP will include our regulated electric distribution and electric transmission operations in Virginia and North Carolina, as well as our customer service operations. Generation will continue to include our regulated generation and energy supply operations.

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission, our accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These unaudited Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes in our Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

In our opinion, our accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly our financial position as of September 30, 2007, our results of operations for the three and nine months ended September 30, 2007 and 2006, and our cash flows for the nine months ended September 30, 2007 and 2006.

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

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, recovery of electric fuel and energy purchases and other factors.

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

Under amendments to the Virginia fuel cost recovery statute passed in 2004, our fuel factor provisions were frozen until July 1, 2007. Pursuant to the 2007 amendments to the fuel cost recovery statute, annual fuel rate adjustments, with deferred fuel accounting for over- or under-recoveries of fuel costs, were instituted beginning July 1, 2007.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1), to provide guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In light of its delayed issuance, if an enterprise did not implement FIN 48 in a manner consistent with the provisions of FSP FIN 48-1, it is required to retrospectively apply its provisions to the date of its initial adoption of FIN 48. The adoption of FSP FIN 48-1 had no impact on the amounts recorded in connection with the adoption of FIN 48.

As of January 1, 2007, unrecognized tax benefits totaled $226 million. For the nine months ended September 30, 2007, the activity for unrecognized tax benefits for tax positions taken in prior years included gross increases of $20 million and reductions of $14 million due to settlements with taxing authorities. The activity for unrecognized tax benefits for tax positions taken in the current year included gross increases of $13 million. Unrecognized tax benefits as of January 1, 2007, included $5 million that, if recognized, would lower the effective tax rate. Through September 30, 2007, unrecognized tax benefits that, if recognized, would lower the effective tax rate have increased by $1 million.

For the majority of our unrecognized tax benefits, the ultimate deductibility is highly certain, but there is uncertainty about the timing of such deductibility. When uncertainty about the deductibility of amounts is limited to the timing of such deductibility, any tax liabilities recognized for prior periods would be subject to offset with the availability of refundable amounts from later periods when such deductions could otherwise be taken. Pending resolution of these timing uncertainties, interest is being accrued from the due date of prior years’ returns until the period in which the amounts would be deductible, if not deducted in prior years. Through the nine months ended September 30, 2007, unrecognized tax benefits for prior periods have been reduced by $11 million to recognize amounts that, if not deducted in prior years, would be deductible in 2007. Over the next twelve months, unrecognized tax benefits could be reduced by an additional $13 million to recognize prior period amounts becoming otherwise deductible in the current period.

Consistent with our existing policies, we continue to recognize estimated interest payable on underpayments of income taxes in interest expense and estimated penalties that may result from the settlement of some uncertain tax positions in other income. As of January 1, 2007, we had accrued $17 million for interest receivable, resulting primarily from interest income related to pending refund claims recognized in connection with the adoption of FIN 48, and $1 million for estimated penalties.

We file a consolidated United States (U.S.) federal income tax return and participate in an intercompany tax sharing agreement with Dominion and its subsidiaries. In addition, where applicable, we participate in combined income tax returns with Dominion and its subsidiaries in various states, and we file separate income tax returns in other states.

For Dominion and its subsidiaries, the U.S. federal statute of limitations has expired for tax years prior to 1999, except that we have reserved the right to pursue a refund of amounts related to interest costs capitalized on plant and equipment during the years 1995 through 1998.

The U.S. Congressional Joint Committee on Taxation has recently completed its review of our settlement for tax years 1993 through 1998 with the Appellate Division of the Internal Revenue Service (IRS). As a result, we will receive a tax refund of approximately $39 million. Receipt of this refund will not impact our results of operations. We are also currently engaged in settlement negotiations with the Appellate Division of the IRS regarding certain adjustments proposed during the examination of tax years 1999 through 2001. In addition, the examination of our 2002 and 2003 returns by the IRS was completed in June 2007. In July 2007, we filed protests for certain proposed adjustments with the Appellate Division of the IRS.

We have filed appeals of assessments received from taxing authorities, and we believe that it is reasonably possible that, based on settlement negotiations, unrecognized tax benefits could decrease by up to $49 million over the next twelve months.

Dominion’s combined income tax returns filed with Virginia for 2003 and subsequent years remain subject to examination by taxing authorities. We are also obligated to report adjustments resulting from IRS settlements of earlier years to state taxing authorities. In addition, if state net operating losses or tax credits, generated by Dominion and its subsidiaries in years for which the statute of limitations has expired, are utilized, the determination of such amounts is subject to examination by state taxing authorities.

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

FSP FIN 39-1

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (FSP FIN 39-1). FSP FIN 39-1 amends FIN 39 to permit the offsetting of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. FSP FIN 39-1 will become effective for us beginning January 1, 2008 and must be applied retroactively to all financial statements presented, unless it is impracticable to do so. We are currently evaluating the impact that FSP FIN 39-1 may have on our financial condition. We do not expect FSP FIN 39-1 to have an impact on our results of operations or cash flows.

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

Property, Plant and Equipment

Early retirements of generation-related utility property are now recorded to accumulated depreciation rather than recognizing gains and losses upon retirement. Cost of removal incurred or salvage proceeds realized in connection with a retirement of generation property, plant and equipment are now recorded to accumulated depreciation rather than being charged to expense as incurred. We discontinued capitalizing interest on all generation construction projects since the Virginia State Corporation Commission (Virginia Commission) previously allowed for current recovery of construction financing costs.

Asset Retirement Obligations

Accretion and depreciation associated with nuclear decommissioning asset retirement obligations, previously charged to expense, are now recorded as a reduction to the regulatory liability for nuclear decommissioning trust funds discussed above, in order to match the recognition for rate-making purposes.

Derivative Instruments

Previously, unrealized gains and losses resulting from changes in the fair value of derivative instruments designated as cash flow or fair value hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), were recorded in AOCI or long-term debt, respectively. Also, ineffectiveness and gains and losses excluded from the measurement of ineffectiveness were recorded through earnings as incurred. Following the reapplication of SFAS No. 71, for jurisdictions subject to cost-based regulation, changes in the fair value of these derivative instruments will be classified as regulatory assets or regulatory liabilities as these instruments now receive regulatory treatment. Realized gains or losses on the derivative instruments will generally be recognized when the related transactions impact net income.

Note 6. Operating Revenue

Our operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(millions)
Regulated electric sales	$1,796	$1,650	$4,593	$4,231
Other	37	40	107	115

Total operating revenue	$1,833	$1,690	$4,700	$4,346

Note 7. Comprehensive Income

The following table presents total comprehensive income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007		2006
(millions)
Net income	$322	$209		$332		$392
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	6	4		(6)		(3)
Other	(8)	29	(1)	(125	)(2)	22	(1)

Other comprehensive income (loss)	(2)	33		(131)		19

Total comprehensive income	$320	$242		$201		$411

(1)	Amount primarily reflects net unrealized gains on investments held in nuclear decommissioning trusts.
(2)	Amount primarily reflects the impact of the reclassification of unrealized gains on investments held in nuclear decommissioning trusts associated with the Virginia jurisdiction of our generation operations previously recorded in AOCI to regulatory liabilities, as a result of the reapplication of SFAS No. 71.

Note 8. Hedge Accounting Activities

We are exposed to the impact of market fluctuations in the price of natural gas, electricity and other energy-related products purchased, as well as currency exchange and interest rate risks of our business operations. We use derivative instruments to manage our exposure to these risks and designate derivative instruments as fair value or cash flow hedges for accounting purposes as allowed by SFAS No. 133. As discussed in Note 5, for jurisdictions subject to cost-based regulation, changes in the fair value of derivatives designated as hedges are deferred as regulatory assets or regulatory liabilities until the contracts are settled.

The following table presents selected information, for jurisdictions that are not subject to cost-based regulation, related to cash flow hedges included in AOCI in our Consolidated Balance Sheet at September 30, 2007:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term
(millions)
Foreign currency	$1	$1	42 months
Other	5	2	120 months

Total	$6	$3

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

For the three months and nine months ended September 30, 2007 and 2006, hedge ineffectiveness and time value that is excluded from the measurement of effectiveness did not have a significant impact on net income.

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

As of September 30, 2007, limited information has been received from the two remaining potential VIEs. We will continue our efforts to obtain information and will complete an evaluation of our relationship with each of these potential VIEs if sufficient information is ultimately obtained. We have remaining purchase commitments with these two potential VIE supplier entities of $1.2 billion at September 30, 2007. We are not subject to any risk of loss from these potential VIEs, other than the remaining purchase commitments. We paid $24 million for electric generation capacity from these entities in the three months ended September 30, 2007 and 2006. We paid $34 million and $31 million for electric energy from these entities in the three months ended September 30, 2007 and 2006, respectively. We paid $74 million and $72 million for electric generation capacity and $84 million and $68 million for electric energy from these entities in the nine months ended September 30, 2007 and 2006, respectively.

In 2006, we restructured three long-term power purchase contracts with two VIEs, of which we are not the primary beneficiary. The restructured contracts expire between 2015 and 2017. We have remaining purchase commitments with these two VIE supplier entities of $1 billion at September 30, 2007. We are not subject to any risk of loss from these VIEs, other than the remaining purchase commitments. We paid $27 million and $29 million for electric generation capacity and $16 million and $14 million for electric energy from these entities in the three months ended September 30, 2007 and 2006, respectively. We paid $86 million and $87 million for electric generation capacity and $44 million and $42 million for electric energy from these entities in the nine months ended September 30, 2007 and 2006, respectively.

During 2005, we entered into four long-term contracts with unrelated limited liability companies (LLCs) to purchase synthetic fuel produced from coal. Certain variable pricing terms in the contracts protect the equity holders from variability in the cost of their coal purchases, and therefore, the LLCs were determined to be VIEs. After completing our FIN 46R analysis, we concluded that although our interests in the contracts, as a result of their pricing terms, represent variable interests in the LLCs, we are not the primary beneficiary. We paid $120 million and $36 million to the LLCs for coal and synthetic fuel produced from coal in the three months ended September 30, 2007 and 2006, respectively, and $333 million and $243 million to the LLCs for coal and synthetic fuel produced from coal in the nine months ended September 30, 2007 and 2006, respectively. We are not subject to any risk of loss from the contractual arrangements, as our only obligation to the VIEs is to purchase the synthetic fuel that the VIEs produce according to the terms of the applicable purchase contracts. These contracts will terminate on December 31, 2007.

Our Consolidated Balance Sheet as of December 31, 2006, reflected net property, plant and equipment of $337 million, and $370 million of debt related to the consolidation, in accordance with FIN 46R, of a variable interest lessor entity through which we financed and leased a power generation plant. The debt was non-recourse to us and was secured by the entity’s property, plant and equipment. The lease under which we operated the power generation facility terminated in August 2007 and we took legal title to the facility through repayment of the lessor’s related debt.

Note 10. Significant Financing Transactions

Joint Credit Facilities and Short-term Debt

We use short-term debt, including commercial paper, to fund working capital requirements and as a bridge to long-term debt financing. The level of our borrowings may vary significantly during the course of the year, depending upon the timing and amount of cash requirements not satisfied by cash from operations. Short-term financing is supported by a $3.0 billion five-year joint revolving credit facility dated February 2006 with Dominion, which is scheduled to terminate in February 2011. This credit facility is being used for working capital, as support for the combined commercial paper programs of Dominion and us and other general corporate purposes. This credit facility can also be used to support up to $1.5 billion of letters of credit.

At September 30, 2007, there was no outstanding commercial paper supported by the joint credit facility. At September 30, 2007, total outstanding letters of credit supported by the joint credit facility were $155 million, of which approximately $4 million were issued on our behalf.

At September 30, 2007, capacity available under the joint credit facility was $2.8 billion.

Long-term Debt

In May 2007, we issued $600 million of 6.0% senior notes that mature in 2037. In September 2007, we issued $600 million of 5.95% senior notes that mature in 2017. We used the proceeds for general corporate purposes, including the repayment of short-term debt.

During the nine months ended September 30, 2007, we repaid $1.3 billion of our long-term debt.

See Note 13 for a discussion of affiliated borrowings.

Note 11. Commitments and Contingencies

Other than the following matters, there have been no significant developments regarding commitments and contingencies as disclosed in Note 21 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, or Note 10 to the Consolidated Financial Statements in our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007, respectively, nor have any significant new matters arisen during the quarter ended September 30, 2007.

Guarantees and Surety Bonds

As of September 30, 2007, we had issued $3 million of guarantees primarily to support commodity transactions of our subsidiaries. We had also purchased $26 million of surety bonds for various purposes, including providing workers’ compensation coverage. The surety bond posted for security to suspend execution of the judgment during the appeal of the Norfolk Southern Railway Company matter, as discussed in Litigation in Note 21 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, was released by the Circuit Court of Halifax, Virginia in September 2007. Under the terms of surety bonds, we are obligated to indemnify the respective surety bond company for any amounts paid.

Note 12. Credit Risk

We maintain a provision for credit losses based on factors surrounding the credit risk of our customers, historical trends and other information. We believe, based on our credit policies and our September 30, 2007 provision for credit losses, that it is unlikely that a material adverse effect on our financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

We sell electricity and provide distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of our customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with accounts receivable from energy consumers is limited due to the large number of customers.

Our exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Our gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At September 30, 2007, our gross credit exposure totaled $43 million. Of this amount, 83% related to a single counterparty; however, the entire balance is with investment grade entities, including those internally rated. We held no collateral for these transactions at September 30, 2007.

Note 13. Related Party Transactions

We engage in related party transactions with other Dominion subsidiaries (affiliates). Our receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. We are included in Dominion’s consolidated federal income tax return and participate in certain Dominion benefit plans. A discussion of significant related party transactions follows.

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

Presented below are significant transactions with Dominion Services and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(millions)
Commodity purchases from affiliates	$154	$132	$281	$212
Services provided by affiliates	83	75	239	233

During the third quarter of 2007, the Virginia Commission approved our application to add two 150 megawatt (Mw) natural gas-fired electric generating units (Units 3 and 4) to our Ladysmith Power Station to supply electricity during periods of peak demand. As part of that project, we will purchase two gas-fired turbines from a non-regulated affiliate for $53 million. Approximately $10 million of turbine parts have been transferred as of September 30, 2007. Approval by the North Carolina Commission for payment under this affiliate transaction is still pending.

We lease an office building from Dominion under an agreement that was to expire in 2008. In August 2007, we exercised our option to extend the lease term for five years.

We have borrowed funds from Dominion under both short-term and long-term borrowing arrangements. At September 30, 2007 and December 31, 2006, our outstanding borrowings, net of repayments, under the Dominion money pool for our nonregulated subsidiaries totaled $133 million and $140 million, respectively. Our short-term demand note borrowings from Dominion were $921 million at September 30, 2007. There were no short-term demand note borrowings at December 31, 2006. At September 30, 2007 and December 31, 2006, our borrowings from Dominion under a long-term note totaled $220 million. Net interest charges incurred by us related to these borrowings were $12 million and $4 million in the three months ended September 30, 2007 and 2006, respectively, and $16 million and $7 million in the nine months ended September 30, 2007 and 2006, respectively.

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

Corporate includes our corporate and other functions. The contribution to net income by our primary operating segments is determined based on a measure of profit that management believes represents the segments’ core earnings. As a result, certain specific items attributable to those segments have been excluded from the profit measures evaluated by management, either in assessing segment performance or in allocating resources among the segments and are instead reported in the Corporate segment. For the nine months ended September 30, 2007 and 2006, we reported net expenses of $166 million and $4 million, respectively, in our Corporate segment, attributable to our operating segments.

The net expenses in 2007 primarily resulted from a $259 million ($158 million after-tax) extraordinary charge, attributable to our Generation segment, in connection with the reapplication of SFAS No. 71 to the Virginia jurisdiction of our generation operations.

The net expenses in 2006 related to a $7 million ($4 million after-tax) charge resulting from the write-off of certain assets no longer in use at one of our electric generating facilities, attributable to our Generation segment.

The following table presents segment information pertaining to our operations:

	Delivery	Energy	Generation	Corporate	Consolidated Total
(millions)
Three Months Ended September 30, 2007
Operating revenue	$333	$56	$1,443	$1	$1,833
Net income	78	18	226	—	322

Three Months Ended September 30, 2006
Operating revenue	$324	$57	$1,307	$2	$1,690
Net income	79	21	109	—	209

Nine Months Ended September 30, 2007
Operating revenue	$939	$172	$3,585	$4	$4,700
Extraordinary item, net of tax	—	—	—	(158)	(158)
Net income (loss)	223	60	218	(169)	332

Nine Months Ended September 30, 2006
Operating revenue	$900	$161	$3,283	$2	$4,346
Net income (loss)	212	54	130	(4)	392

In the fourth quarter of 2007, we will realign our business units and begin managing our daily operations through two primary operating segments: DVP and Generation. DVP will include our regulated electric distribution and electric transmission operations in Virginia and North Carolina, as well as our customer service operations. Generation will continue to include our regulated generation and energy supply operations.

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in this report, in our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007, and in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2007, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2006. The policies disclosed included the accounting for: asset retirement obligations, regulated operations, unbilled revenue and income taxes.

Other

See Notes 3 and 4 to our Consolidated Financial Statements for a discussion of newly adopted and recently issued accounting standards, and Note 5 related to the reapplication of SFAS No. 71 to the Virginia jurisdiction of our generation operations.

Results of Operations

Presented below is a summary of our consolidated results for the quarter and year-to-date periods ended September 30, 2007 and 2006:

	Third Quarter			Year-To-Date
	2007	2006	$ Change	2007	2006	$ Change
(millions)
Net income	$322	$209	$113	$332	$392	$(60)

Overview

Third Quarter 2007 vs. 2006

Net income increased 54% to $322 million. Favorable drivers include the reapplication of deferral accounting for Virginia jurisdiction fuel costs and an increase in regulated electric sales resulting from customer growth and other factors. Unfavorable drivers include a decrease in gains from sales of emissions allowances.

Year-To-Date 2007 vs. 2006

Net income decreased 15% to $332 million. Unfavorable drivers include an extraordinary charge in connection with the reapplication of SFAS No. 71 to the Virginia jurisdiction of our generation operations and a decrease in gains from sales of emissions allowances. Favorable drivers include an increase in regulated electric sales resulting from favorable weather, customer growth and other factors, and the reapplication of deferral accounting for Virginia jurisdiction fuel costs.

Analysis of Consolidated Operations

Presented below are selected amounts related to our results of operations:

	Third Quarter			Year-To-Date
	2007	2006	$ Change	2007	2006	$ Change
(millions)
Operating Revenue	$1,833	$1,690	$143	$4,700	$4,346	$354
Operating Expenses
Electric fuel and energy purchases	609	821	(212)	1,945	1,933	12
Purchased electric capacity	107	114	(7)	330	340	(10)
Other energy-related commodity purchases	8	15	(7)	24	33	(9)
Other operations and maintenance	338	185	153	896	739	157
Depreciation and amortization	146	133	13	420	400	20
Other taxes	43	37	6	131	125	6
Other income	18	20	(2)	58	61	(3)
Interest and related charges	85	73	12	229	221	8
Income tax expense	193	123	70	293	224	69
Extraordinary item, net of tax	—	—	—	(158)	—	(158)

An analysis of our results of operations for the third quarter and year-to-date periods of 2007 compared to the third quarter and year-to-date periods of 2006 follows:

Third Quarter 2007 vs. 2006

Operating Revenue increased 8% to $1.8 billion, reflecting the combined effects of:

•	A $70 million increase due to the impact of a comparatively higher fuel rate in certain customer jurisdictions;

•

A $46 million increase in sales to retail customers attributable to variations in rates resulting from changes in sales mix and other factors ($25 million) and new customer connections ($21 million) primarily in our residential and commercial customer classes; and

•	A $22 million increase in sales to wholesale customers.

Operating Expenses and Other Items

Electric fuel and energy purchases expense decreased 26% to $609 million, primarily due to the reapplication of deferral accounting for Virginia jurisdiction fuel costs beginning on July 1, 2007. The underlying fuel costs, including those subject to deferral accounting, increased by approximately $26 million due to higher consumption of fossil fuel and purchased power resulting primarily from a change in generation mix. This increase was more than offset by a $238 million reduction in fuel expenses, primarily to defer fuel costs that were in excess of current period fuel rate recovery.

Other operations and maintenance expense increased 83% to $338 million, primarily reflecting:

•

A $62 million increase primarily due to the inclusion of financial transmission rights revenue, which are used to offset congestion costs associated with PJM power purchases incurred by our generation operations, in Electric fuel and energy purchases expense beginning July 1, 2007 as a result of the reapplication of deferred fuel accounting for the Virginia jurisdiction;

•	A $45 million decrease in gains from the sale of emissions allowances held for consumption; and

•	A $20 million increase in outage costs primarily due to an increase in the number of scheduled outage days at certain of our electric generating facilities.

Interest and related charges increased 16% to $85 million, primarily resulting from higher average borrowings.

Income tax expense increased 57% to $193 million, reflecting higher pre-tax income in 2007.

Year-To-Date 2007 vs. 2006

Operating Revenue increased 8% to $4.7 billion, reflecting the combined effects of:

•

A $125 million increase in sales to retail customers attributable to variations in rates resulting from changes in sales mix and other factors ($71 million) and new customer connections ($54 million) primarily in our residential and commercial customer classes;

•

A $90 million increase in sales to retail customers due to an increase in the number of heating and cooling degree days. As compared to the prior year, we experienced a 23% increase in heating and cooling degree days;

•	A $56 million increase due to the impact of a comparatively higher fuel rate in certain customer jurisdictions;

•	A $50 million increase in sales to wholesale customers; and

•	A $32 million increase resulting primarily from higher ancillary service revenue reflecting higher regulation and operating reserves revenue received from PJM.

Operating Expenses and Other Items

Electric fuel and energy purchases expense increased 1% to $1.9 billion. The underlying fuel costs, including those subject to deferral accounting, increased by approximately $237 million due to higher consumption of fossil fuel and purchased power resulting from an increase in the number of heating and cooling degree days, higher commodity costs and a change in generation mix. This increase was partially offset by a $225 million reduction in fuel expenses, primarily to defer fuel costs that were in excess of current period fuel rate recovery.

Other operations and maintenance expense increased 21% to $896 million, primarily reflecting:

•	A $63 million decrease in gains from the sale of emissions allowances held for consumption;

•

A $40 million increase primarily due to the inclusion of financial transmission rights revenue, which are used to offset congestion costs associated with PJM power purchases incurred by our generation operations, in Electric fuel and energy purchases expense beginning July 1, 2007 as a result of the reapplication of deferred fuel accounting for the Virginia jurisdiction; and

•	A $24 million increase in outage costs primarily due to an increase in the number of scheduled outage days at certain of our electric generating facilities.

Income tax expense increased 31% to $293 million, reflecting higher pre-tax income in 2007.

Extraordinary item reflects a $158 million after-tax charge in connection with the reapplication of SFAS No. 71 to the Virginia jurisdiction of our generation operations.

Segment Results of Operations

Presented below is a summary of contributions by our operating segments to net income for the quarter and year-to-date periods ended September 30, 2007 and 2006:

	Third Quarter			Year-To-Date
	2007	2006	$ Change	2007	2006	$ Change
(millions)
Delivery	$78	$79	$(1)	$223	$212	$11
Energy	18	21	(3)	60	54	6
Generation	226	109	117	218	130	88

Primary operating segments	322	209	113	501	396	105
Corporate	—	—	—	(169)	(4)	(165)

Consolidated	$322	$209	$113	$332	$392	$(60)

Delivery

Presented below are operating statistics related to our Delivery operations:

	Third Quarter			Year-To-Date
	2007	2006	% Change	2007	2006	% Change
Electricity delivered (million mwhrs)	23.7	23.1	3%	64.7	61.2	6%
Degree days (electric service area):
Cooling(1)	1,150	1,119	3	1,643	1,528	8
Heating(2)	5	15	(67)	2,365	2,056	15
Average electric delivery customer accounts(3)	2,364	2,330	1	2,357	2,322	2

mwhrs = megawatt hours

(1)	Cooling degree days (CDDs) are units measuring the extent to which the average daily temperature is greater than 65 degrees. CDDs are calculated as the difference between the average temperature for each day and 65 degrees.
(2)	Heating degree days (HDDs) are units measuring the extent to which the average daily temperature is less than 65 degrees. HDDs are calculated as the difference between the average temperature for each day and 65 degrees.
(3)	Period average, in thousands.

Presented below, on an after-tax basis, are the key factors impacting Delivery’s net income contribution:

	Third Quarter	Year-To-Date
	2007 vs. 2006	2007 vs. 2006
	Increase (Decrease)	Increase (Decrease)
(millions)
Interest expense	$(2)	$(2)
Regulated electric sales:
Weather	(1)	13
Customer growth	3	7
Major storm damage and service restoration(1)	7	6
Other	(8)	(13)

Change in net income contribution	$(1)	$11

(1)	Primarily resulting from the absence in 2007 of costs associated with tropical storm Ernesto in September 2006.

Energy

Presented below, on an after-tax basis, are the key factors impacting Energy’s net income contribution:

	Third Quarter	Year-To-Date
	2007 vs. 2006	2007 vs. 2006
	Increase (Decrease)	Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$—	$2
Customer growth	—	1
Other	(2)	1
Interest expense	(1)	1
Other	—	1

Change in net income contribution	$(3)	$6

Generation

Presented below are operating statistics related to our Generation operations:

	Third Quarter			Year-To-Date
	2007	2006	% Change	2007	2006	% Change
Electricity supplied (million mwhrs)	23.7	23.0	3%	64.7	61.2	6%
Degree days (electric service area):
Cooling	1,150	1,119	3	1,643	1,528	8
Heating	5	15	(67)	2,365	2,056	15

Presented below, on an after-tax basis, are the key factors impacting Generation’s net income contribution:

	Third Quarter	Year-To-Date
	2007 vs. 2006	2007 vs. 2006
	Increase (Decrease)	Increase (Decrease)
(millions)
Virginia fuel expenses(1)	$165	$75
Ancillary service revenue	10	22
Regulated electric sales:
Customer growth	7	16
Weather	(2)	25
Sale of emissions allowances	(28)	(39)
Outage costs(2)	(13)	(15)
Interest expense	(5)	(2)
Other	(17)	6

Change in net income contribution	$117	$88

(1)	For the quarter and year-to-date periods, primarily reflects the reapplication of deferred fuel accounting effective July 1, 2007. For the year-to-date period, the benefit is partially offset by increased consumption of fossil fuel and higher purchased power costs during the first six months of the year.
(2)	Primarily reflects an increase in the number of scheduled outage days for certain nuclear units for the quarter and certain fossil units for the year-to-date period.

Corporate

Presented below are the Corporate segment’s after-tax results.

	Third Quarter			Year-To-Date
	2007	2006	$ Change	2007	2006	$ Change
(millions)
Specific items attributable to operating segments	$(2)	$—	$(2)	$(166)	$(4)	$(162)
Other corporate operations	2	—	2	(3)	—	(3)

Total net expense	$—	$—	$—	$(169)	$(4)	$(165)

Specific Items Attributable to Operating Segments

Corporate includes specific items attributable to our primary operating segments that have been excluded from the profit measures evaluated by management, either in assessing segment performance or in allocating resources among the segments. See Note 14 to our Consolidated Financial Statements for a discussion of these items.

Liquidity and Capital Resources

We depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through sales of securities and additional long-term debt financings.

At September 30, 2007, we had $2.8 billion of unused capacity under our joint credit facility.

A summary of our cash flows for the nine months ended September 30, 2007 and 2006, is presented below:

	2007	2006
(millions)
Cash and cash equivalents at January 1,	$18	$54
Cash flows provided by (used in)
Operating activities	958	1,106
Investing activities	(775)	(664)
Financing activities	(180)	(473)

Net increase (decrease) in cash and cash equivalents	3	(31)

Cash and cash equivalents at September 30,	$21	$23

Operating Cash Flows

For the nine months ended September 30, 2007, net cash provided by operating activities decreased by $148 million as compared to the nine months ended September 30, 2006. The decrease in cash flow is primarily due to higher income taxes paid in 2007 and unfavorable changes in working capital. We believe that our operations provide a stable source of cash flow sufficient to contribute to planned levels of capital expenditures and provide dividends to Dominion. However, our operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows. See discussion of such factors in Item 1A. Risk Factors in this report, in our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007, and in our Annual Report on Form 10-K for the year ended December 31, 2006.

Credit Risk

Our exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Presented below is a summary of our gross exposure as of September 30, 2007, for these activities. Our gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. We held no collateral for these transactions at September 30, 2007.

Gross Credit Exposure
(millions)
Investment grade	$—
Non-investment grade	—
No external ratings:
Internally rated—investment grade(1)	43
Internally rated—non-investment grade	—

Total	$43

(1)	The five largest counterparty exposures, combined, for this category represented approximately 99% of the total gross credit exposure.

Investing Cash Flows

Significant investing activities in the nine months ended September 30, 2007 included:

•	$680 million for environmental upgrades, routine capital improvements of generation facilities and construction and improvements of electric transmission and distribution assets;

•	$427 million for purchases of securities held as investments in our nuclear decommissioning trusts; and

•	$88 million for nuclear fuel expenditures; partially offset by

•	$391 million of proceeds from sales of securities held as investments in our nuclear decommissioning trusts.

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

Significant financing activities for the nine months ended September 30, 2007 included:

•	$1.3 billion for the repayment of long-term debt;

•	$618 million for the net repayment of short-term debt; and

•	$338 million of common dividend payments; partially offset by

•	$1.2 billion from the issuance of long-term debt; and

•	$914 million from the net issuance of affiliated current borrowings.

See Note 10 to our Consolidated Financial Statements for further information regarding our credit facilities, liquidity and significant financing transactions. Also see Note 13 to our Consolidated Financial Statements for further information regarding our borrowings from Dominion.

Credit Ratings and Debt Covenants

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In Credit Ratings and Debt Covenants of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2006, we discussed our use of capital markets and the impact of credit ratings on the accessibility and costs of using these markets, as well as various covenants present in the enabling agreements underlying our debt. As of September 30, 2007, there have been no changes in our credit ratings nor changes to or events of default under our debt covenants.

Future Cash Payments for Contractual Obligations

As of September 30, 2007, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2006.

Planned Capital Expenditures

As of September 30, 2007, our planned capital expenditures for 2008 are expected to total approximately $2.1 billion. The increase in our capital spending program, as compared to the amounts originally forecasted in our Annual Report on Form 10-K for the year ended December 31, 2006, primarily reflects the need for additional generation in our service territory and includes capital projects that are subject to board approval. We expect to fund our capital expenditures with cash from operations and a combination of sales of securities and short-term borrowings.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to our Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Transmission Expansion Plan

Each year, as part of PJM’s Regional Transmission Expansion Plan (RTEP) process, reliability projects are authorized. In June 2006, PJM, through the RTEP process, authorized construction of numerous electric transmission upgrades through 2011. We are involved in two of the major construction projects. The first project is an approximately 270-mile 500-kilovolt (kV) transmission line from southwestern Pennsylvania to northern Virginia, of which we will construct approximately 65 miles in Virginia and a subsidiary of Allegheny Energy, Inc. (Trans-Allegheny Interstate Line Company) will construct the remainder. The second project is an approximately 60-mile 500 kV transmission line that we will construct in southeastern Virginia. These transmission upgrades are designed to improve the reliability of service to our customers and the region. The siting and construction of these transmission lines will be subject to applicable state and federal permits and approvals. In April 2007, we, along with Trans-Allegheny Interstate Line Company, filed an application with the Virginia Commission requesting approval of the proposed construction of the 65-mile transmission line in northern Virginia. Evidentiary hearings on this application will be held in February 2008. In May 2007, we filed an application with the Virginia Commission requesting approval of the proposed construction of the 60-mile transmission line in southeastern Virginia. Evidentiary hearings will be held on this application in February 2008.

Generation Expansion

Based on available generation capacity and current estimates of growth in customer demand in our utility service area, we will need additional generation over the next ten years. As a result, in April 2007, we filed an application with the Virginia Commission requesting approval to add two 150 Mw natural gas-fired electric generating units (Units 3 and 4) to our Ladysmith Power Station to supply electricity during periods of peak demand. The facility is expected to be in operation by August 2008, at an estimated cost of $135 million. The Virginia Commission approved the application on August 24, 2007, and construction has commenced. Approval by the North Carolina Commission for a related affiliate transaction is still pending.

On September 13, 2007, we filed a Petition for Reconsideration requesting that the Virginia Commission modify its order of August 24, 2007 for the limited purpose of continuing the docket generally to provide us with an opportunity to file supplemental information supporting approval of a fifth combustion turbine (Unit 5) at the existing Ladysmith generating facility. The Virginia Commission granted the petition for that limited purpose on September 14, 2007 and we plan to file for approval of Unit 5 in early November 2007.

In July 2007, we filed an application with the Virginia Commission requesting approval to construct and operate a 585 Mw (nominal) carbon capture compatible, clean coal powered electric generation facility to be located in Wise County, Virginia. We also requested approval to continue to accrue an allowance for funds used during construction until capped rates end and, beginning January 1, 2009, receive current recovery of financing costs, including a return on common equity of 11.75% together with a 200 basis point enhancement, through a rate adjustment clause. Pending regulatory approval and necessary permits, the facility is expected to be in operation by 2012 at an estimated cost of approximately $1.6 billion, at that time. A public hearing is scheduled for January 8, 2008.

PJM Rate Design

In May 2005, the Federal Energy Regulatory Commission (FERC) issued an order finding that PJM’s existing transmission service rate design may not be just and reasonable, and ordered an investigation and hearings into the matter. In April 2007, FERC reaffirmed PJM’s existing transmission service rate design. FERC also determined that the costs of new, PJM-planned transmission facilities that operate at or above 500 kV will be allocated on a PJM region-wide basis, while the costs of new, PJM-planned transmission facilities that operate below 500 kV will be assigned to zones within the PJM region based on a new model to be developed in further proceedings. Rehearing of the FERC order was sought in May 2007. We cannot predict whether the FERC decision with regard to the allocation of costs of facilities operating at or above 500 kV will be modified upon rehearing. In September 2007, a settlement proposal was filed at FERC with regard to the allocation of costs of PJM-planned facilities that operate below 500 kV. Such settlement proposal is still pending.

Depreciation Study

In October 2007, we revised the depreciation rates for our generation assets to reflect the results of a new depreciation study, which incorporates changes in service life estimates and the property, plant and equipment accounting policy changes that were made upon the reapplication of SFAS No. 71, as discussed in Note 5 to our Consolidated Financial Statements. This change is expected to increase annual depreciation expense by approximately $54 million ($33 million after-tax) prospectively.

Environmental Matters

The Virginia Energy Plan, released by the Governor of Virginia in September 2007, set a goal of reducing greenhouse gas emissions statewide back to 2000 levels by 2025, and has called for the formation of a Commission on Climate Change to develop a plan to achieve this goal. Until this goal results in legislative or regulatory action, the outcome in terms of specific requirements and timing is uncertain, and we cannot predict the financial impact on our operations at this time.

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

Market Risk Sensitive Instruments and Risk Management

Our financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates, foreign currency exchange rates and equity security prices as described below. Commodity price risk is due to our exposure to market shifts for prices received and paid for electricity, natural gas, and other commodities. Interest rate risk is generally related to our outstanding debt. We are exposed to foreign currency exchange rate risks related to our purchases of fuel and fuel services denominated in foreign currencies. In addition, we are exposed to equity price risk through various portfolios of equity securities.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity prices, interest rates and foreign currency exchange rates.

Commodity Price Risk

To manage price risk, we primarily hold commodity-based financial derivative instruments for non-trading purposes associated with the purchase of electricity and natural gas.

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

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $14 million and $3 million in the fair value of our non-trading commodity-based financial derivatives as of September 30, 2007 and December 31, 2006, respectively. The increase is primarily due to an increase in electricity-related derivatives executed during 2007.

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

Foreign Currency Exchange Risk

We manage our foreign currency exchange risk exposure associated with anticipated future purchases of nuclear fuel processing services denominated in foreign currencies by utilizing currency forward contracts. As a result of holding these contracts as hedges, our exposure to foreign currency risk is minimal. A hypothetical 10% decrease in relevant foreign exchange rates would have resulted in a decrease of approximately $2 million and $3 million in the fair value of currency forward contracts held by us at September 30, 2007 and December 31, 2006, respectively.

Interest Rate Risk

We manage our interest rate risk exposure predominantly by maintaining a portfolio of fixed and variable-rate debt. We also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at September 30, 2007, a hypothetical 10% increase in market interest rates would have resulted in a decrease in annual earnings of approximately $5 million. A hypothetical 10% increase in market interest rates, as determined at December 31, 2006, would have resulted in a decrease in annual earnings of approximately $6 million.

Investment Price Risk

We are subject to investment price risk due to marketable securities held as investments in decommissioning trust funds. These marketable securities are managed by third-party investment managers and are reported in our Consolidated Balance Sheets at fair value. Net realized gains (including investment income) on nuclear decommissioning trust investments were $14 million and $33 million for the nine months ended September 30, 2007 and 2006, respectively, and $36 million for the year ended December 31, 2006. We recorded, in AOCI, unrealized gains on decommissioning trust investments of $6 million and net unrealized gains on decommissioning trust investments of $37 million for the nine months ended September 30, 2007 and 2006, respectively, and unrealized gains on decommissioning trust investments of $86 million for the year ended December 31, 2006.

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

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007, which factors should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in our most recent Form 10-K or our Quarterly Reports on Forms 10-Q for the quarters ended March 31, 2007 and June 30, 2007. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

ITEM 6. EXHIBITS

(a) Exhibits:

3.1	Restated Articles of Incorporation, as in effect on October 28, 2003 (Exhibit 3.1, Form 10-Q for the quarter ended September 30, 2003, File No. 1-2255, incorporated by reference).

3.2	Bylaws, as amended, as in effect on April 28, 2000 (Exhibit 3, Form 10-Q for the quarter ended March 31, 2000, File No. 1-2255, incorporated by reference).

4.1	Form of Senior Indenture, dated as of June 1, 1998, between Virginia Electric and Power Company and The Bank of New York (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)) as supplemented by the First Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 12, 1998, File No. 1-2255, incorporated by reference); Second Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 3, 1999, File No.1-2255, incorporated by reference); Third Supplemental Indenture (Exhibit 4.2, Form 8-K, dated October 27, 1999, File No. 1-2255, incorporated by reference); Form of Fourth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); and Form of Fifth Supplemental Indenture (Exhibit 4.3, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); Form of Sixth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated January 24, 2002, incorporated by reference); Seventh Supplemental Indenture dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255, incorporated by reference); Form of Ninth Supplemental Indenture (Exhibit 4.2, Form 8-K filed December 4, 2003, File No. 1-2255, incorporated by reference); Form of Eighth Supplemental Indenture (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255, incorporated by reference); Form of Tenth Supplemental Indenture (Exhibit 4.3, Form 8-K filed December 4, 2003, File No. 1-2255, incorporated by reference); Form of Eleventh Supplemental Indenture (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255, incorporated by reference); Form of Twelfth Supplemental Indenture (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255, incorporated by reference); Form of Thirteenth Supplemental Indenture (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255, incorporated by reference); Form of Fourteenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255, incorporated by reference); Fifteenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255, incorporated by reference).

4.2	Virginia Electric and Power Company agrees to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of its total consolidated assets.

12.1	Ratio of earnings to fixed charges (filed herewith).

12.2	Ratio of earnings to fixed charges and preferred dividends (filed herewith).

31.1	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Condensed consolidated earnings statements (unaudited) (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY
Registrant

November 1, 2007	/s/ Thomas P. Wohlfarth
Thomas P. Wohlfarth Senior Vice President and Chief Accounting Officer