Form 10-Q
period 2008-03-31
VIRGINIA ELECTRIC & POWER CO
filed 2008-05-01
CIK 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 31, 2008, the latest practicable date for determination, 198,047 shares of common stock, without par value, of the registrant were outstanding.

VIRGINIA ELECTRIC AND POWER COMPANY

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
affiliates	Other Dominion subsidiaries
CEO	Chief Executive Officer
CFO	Chief Financial Officer
Dominion	Dominion Resources, Inc.
DRS	Dominion Resources Services, Inc., a subsidiary of Dominion
DVP	Dominion Virginia Power operating segment
EITF	Emerging Issues Task Force
EPA	The Environmental Protection Agency
FASB	Financial Accounting Standards Board
FIN	FASB Interpretation No.
FSP	FASB Staff Position
FTRs	Financial Transmission Rights
GAAP	U.S. generally accepted accounting principles
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Mw	Megawatt
mwhrs	Megawatt hours
North Anna	North Anna power station
Norfolk Southern	Norfolk Southern Railway Company
NRC	The Nuclear Regulatory Commission
ODEC	Old Dominion Electric Cooperative
PJM	PJM Interconnection, LLC
RTO	Regional transmission organization
SEC	The Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
U.S.	The United States of America
VIEs	Variable interest entities
Virginia City Hybrid Energy Center	A 585 Mw (nominal) coal-fired electric generation facility to be located in Wise County, Virginia
Virginia Commission	The Virginia State Corporation Commission

VIRGINIA ELECTRIC AND POWER COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2008	2007
(millions)
Operating Revenue	$1,524	$1,443

Operating Expenses
Electric fuel and energy purchases	523	675
Purchased electric capacity	106	116
Other energy-related commodity purchases	4	8
Other operations and maintenance:
Affiliated suppliers	86	78
Other	189	206
Depreciation and amortization	149	134
Other taxes	49	45

Total operating expenses	1,106	1,262

Income from operations	418	181

Other income	9	23

Interest and related charges:
Interest expense	71	54
Interest expense—junior subordinated notes payable to affiliated trust	8	8

Total interest and related charges	79	62

Income before income tax expense	348	142
Income tax expense	126	53

Net Income	222	89
Preferred dividends	4	4

Balance available for common stock	$218	$85

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2008	December 31, 2007(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$53	$49
Customer accounts receivable (less allowance for doubtful accounts of $8 at both dates)	662	763
Affiliated receivables	1	53
Other receivables (less allowance for doubtful accounts of $8 and $9)	37	58
Inventories (average cost method)	507	520
Prepayments	49	165
Other	104	92

Total current assets	1,413	1,700

Investments
Nuclear decommissioning trust funds	1,274	1,339
Other	16	16

Total investments	1,290	1,355

Property, Plant and Equipment
Property, plant and equipment	22,195	21,838
Accumulated depreciation and amortization	(8,815)	(8,702)

Total property, plant and equipment, net	13,380	13,136

Deferred Charges and Other Assets
Regulatory assets	720	564
Other	346	308

Total deferred charges and other assets	1,066	872

Total assets	$17,149	$17,063

(1)	The Consolidated Balance Sheet at December 31, 2007 has been derived from the audited Consolidated Financial Statements at that date, and includes the impact of adopting FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, as discussed in Note 3.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2008	December 31, 2007(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$257	$286
Short-term debt	372	257
Accounts payable	411	573
Payables to affiliates	47	80
Affiliated current borrowings	104	114
Other	453	473

Total current liabilities	1,644	1,783

Long-Term Debt
Long-term debt	4,932	4,904
Junior subordinated notes payable to affiliated trust	412	412

Total long-term debt	5,344	5,316

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,317	2,237
Regulatory liabilities	999	1,009
Other	948	920

Total deferred credits and other liabilities	4,264	4,166

Total liabilities	11,252	11,265

Commitments and Contingencies (see Note 11)
Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock—no par, 300,000 shares authorized; 198,047 shares outstanding	3,388	3,388
Other paid-in capital	1,109	1,109
Retained earnings	1,118	1,015
Accumulated other comprehensive income	25	29

Total common shareholder’s equity	5,640	5,541

Total liabilities and shareholder’s equity	$17,149	$17,063

(1)	The Consolidated Balance Sheet at December 31, 2007 has been derived from the audited Consolidated Financial Statements at that date, and includes the impact of adopting FSP No. FIN 39-1, as discussed in Note 3.

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
(millions)
Operating Activities
Net income	$222	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	156
Deferred income taxes and investment tax credits, net	84	29
Other adjustments	(18)	(19)
Changes in:
Accounts receivable	122	20
Affiliated accounts receivable and payable	19	(20)
Inventories	13	52
Deferred fuel expenses, net	(145)	28
Accounts payable	(161)	39
Accrued interest, payroll and taxes	(29)	(32)
Prepayments	116	79
Other operating assets and liabilities	11	88

Net cash provided by operating activities	407	509

Investing Activities
Plant construction and other property additions	(380)	(220)
Purchases of nuclear fuel	(19)	(37)
Purchases of securities	(125)	(137)
Proceeds from sales of securities	121	115
Other	19	(3)

Net cash used in investing activities	(384)	(282)

Financing Activities
Issuance of short-term debt, net	115	722
Repayment of affiliated current borrowings, net	(10)	(117)
Issuance of long-term debt	30	—
Repayment of long-term debt	(33)	(718)
Common dividend payments	(115)	(77)
Preferred dividend payments	(4)	(4)
Other	(2)	—

Net cash used in financing activities	(19)	(194)

Increase in cash and cash equivalents	4	33
Cash and cash equivalents at beginning of period	49	18

Cash and cash equivalents at end of period	$53	$51

The accompanying notes are an integral part of the Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

The Company, is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina. As of March 31, 2008, we served approximately 2.4 million retail customer accounts, including governmental agencies, and wholesale customers such as rural electric cooperatives and municipalities. We are a member of PJM Interconnection, LLC (PJM), a regional transmission organization (RTO), and our electric transmission facilities are integrated into the PJM wholesale electricity markets. All of our common stock is owned by our parent company, Dominion Resources, Inc. (Dominion).

We manage our daily operations through two primary operating segments: Dominion Virginia Power (DVP) and Generation. In addition, we also report a Corporate and Other segment that includes our corporate and other functions. Corporate and Other also includes specific items attributable to our operating segments that are not included in profit measures evaluated by executive management, in assessing the segments’ performance or allocating resources among the segments. Our assets remain wholly owned by us and our legal subsidiaries.

The terms “Company,” “we,” “our” and “us” are used throughout this report and, depending on the context of their use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Electric and Power Company, including our Virginia and North Carolina operations and our consolidated subsidiaries.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the Securities and Exchange Commission (SEC), our accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP). These unaudited Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and Notes in our Annual Report on Form 10-K for the year ended December 31, 2007.

In our opinion, our accompanying unaudited Consolidated Financial Statements contain all adjustments, including normal recurring accruals, necessary to present fairly our financial position as of March 31, 2008, and our results of operations and cash flows for the three months ended March 31, 2008 and 2007.

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

Our accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, our accounts and those of our majority-owned subsidiaries.

In accordance with GAAP, we report certain contracts and instruments at fair value. Observable market prices are used to measure fair value when available. In the absence of this information, we estimate fair value based on near-term and historical price information and statistical methods. For individual contracts, the use of differing assumptions could have a material effect on the contract’s estimated fair value. See Note 7 for further information on fair value measurements in accordance with Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, electric fuel and energy purchases and other factors.

Certain amounts in our 2007 Consolidated Financial Statements and Notes have been recast to conform to the 2008 presentation. See Note 3 for discussion of certain 2007 amounts that have been recast due to the adoption of FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

Note 3. Newly Adopted Accounting Standards

SFAS No. 157

We adopted the provisions of SFAS No. 157, effective January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS No. 157 applies broadly to financial and non-financial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances.

Generally, the provisions of this statement are applied prospectively. Certain situations, however, require retrospective application as of the beginning of the year of adoption through the recognition of a cumulative effect of accounting change. Such retrospective application is required for financial instruments, including derivatives and certain hybrid instruments with limitations on initial gains or losses under Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Retrospective application did not result in a cumulative effect of accounting change in retained earnings as of January 1, 2008.

In February 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excludes leasing transactions from the scope of SFAS No. 157. However, the exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157.

In February 2008, the FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 by one year (to January 1, 2009) for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For the Company, this delays the effective date of SFAS No. 157 primarily for intangibles, property, plant and equipment and asset retirement obligations.

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

See Note 7 for further information on fair value measurements in accordance with SFAS No. 157.

SFAS No. 159

The provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, became effective for us beginning January 1, 2008. SFAS No. 159 provides an entity with the option, at specified election dates, to measure certain financial assets and liabilities and other items at fair value, with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 also establishes presentation and disclosure requirements that include displaying the fair value of those assets and liabilities for which the entity elected the fair value option on the face of the balance sheet and providing management’s reasons for electing the fair value option for each eligible item. As of March 31, 2008, we had not elected the fair value option for any eligible items. Therefore, the provisions of SFAS No. 159 have not impacted our results of operations or financial condition.

FSP FIN 39-1

FSP FIN 39-1 became effective for us beginning January 1, 2008. FSP FIN 39-1 amends FIN 39 to permit the offsetting of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset. Upon our adoption of FSP FIN 39-1, we revised our accounting policy to no longer offset fair value amounts recognized for certain derivative instruments and recast our prior year Consolidated Balance Sheet in order to retrospectively apply the standard. The adoption of FSP FIN 39-1 resulted in a $6 million increase in both Other current assets and Other current liabilities as of December 31, 2007. The provisions of FSP FIN 39-1 did not have an impact on our results of operations or cash flows.

Note 4. Recently Issued Accounting Standards

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values. SFAS No. 141R also requires disclosure of information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination. Additionally, SFAS No. 141R requires that acquisition-related costs be expensed as incurred. The provisions of SFAS No. 141R will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of SFAS No. 141R will become effective as of that date for all acquisitions, regardless of the acquisition date. SFAS No. 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141R further amends SFAS No. 109 and FIN 48, Accounting for Uncertainty in Income Taxes, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhancements to disclosures regarding derivative instruments and hedging activities accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The enhancements include additional disclosures regarding the reasons derivative instruments are used, how they are used, how these instruments and their related hedged items are accounted for under SFAS No. 133, as well as the impact of these derivative instruments on an entity’s results of operations, financial condition and cash flows. In addition, SFAS No. 161 requires the disclosure of the fair values of derivative instruments, gains and losses in a tabular format and derivative features that are credit-risk related. The provisions of SFAS No. 161 will become effective for us beginning January 1, 2009, and will have no impact on our results of operations or financial condition.

Note 5. Operating Revenue

Our operating revenue consists of the following:

	Three Months Ended March 31,
	2008	2007
(millions)
Regulated electric sales	$1,496	$1,411
Other	28	32

Total operating revenue	$1,524	$1,443

Note 6. Comprehensive Income

The following table presents total comprehensive income:

	Three Months Ended March 31,
	2008	2007
(millions)
Net income	$222	$89
Other comprehensive income (loss):
Net other comprehensive income associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	1	7
Other, net of tax	(5)	(2)

Other comprehensive income (loss)	(4)	5

Total comprehensive income	$218	$94

Note 7. Fair Value Measurements

As described in Note 3, we adopted SFAS No. 157 effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. However, SFAS No. 157 permits the use of a mid-market pricing convention (the mid-point between bid and ask prices) as a practical expedient. SFAS No. 157 clarifies that fair value should be based on assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. This includes not only the credit standing of counterparties involved and the impact of credit enhancements but also the impact of our own nonperformance risk on our liabilities. SFAS No. 157 also requires fair value measurements to assume that the transaction occurs in the principal market for the asset or liability (the market with the most volume and activity for the asset or liability from the perspective of the reporting entity), or in the absence of a principal market, the most advantageous market for the asset or liability (the market in which the reporting entity would be able to maximize the amount received or minimize the amount paid). We apply fair value measurements to certain assets and liabilities, including commodity and interest rate derivative instruments, and nuclear decommissioning trust and other investments in accordance with the requirements described above.

In accordance with SFAS No. 157, we maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, we seek price information from external sources, including broker quotes and industry publications. If pricing information from external sources is not available, we must estimate prices based on available historical and near-term future price information and certain statistical methods, including regression analysis, that reflect our market assumptions.

For options and contracts with option-like characteristics where observable pricing information is not available from external sources, we generally use a modified Black-Scholes Model that considers time value, the volatility of the underlying commodities and other relevant assumptions when estimating fair value. We use other option models under special circumstances, including a Spread Approximation Model, when contracts include different commodities or commodity locations and a Swing Option Model, when contracts allow either the buyer or seller the ability to exercise within a range of quantities. For contracts with unique characteristics, we estimate fair value using a discounted cash flow approach deemed appropriate in the circumstances and applied consistently from period to period. If pricing information is not available from external sources, judgment is required to develop the estimates of fair value. For individual contracts, the use of different valuation models or assumptions could have a material effect on the contract’s estimated fair value.

We also utilize the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value, into three broad levels:

•

Level 1 – Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date. Instruments categorized in Level 1 primarily consist of financial instruments such as the majority of exchange-traded derivatives, listed equities and Treasury securities.

•

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter forwards and swaps, interest rate swaps, and municipal bonds held in nuclear decommissioning trust funds.

•

Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability. Instruments categorized in Level 3 include long-dated and modeled commodity derivatives and financial transmission rights (FTRs).

The fair value hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability.

SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy and requires a separate reconciliation of fair value measurements categorized as Level 3. The following table presents, for each hierarchy level the Company’s assets and liabilities including both current and noncurrent portions, measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
(millions)
Assets:
Derivatives	$—	$62	$37	$99
Investments	317	835	—	1,152

Total	317	897	37	1,251

Liabilities:
Derivatives	$—	$3	$2	$5

The following table presents the changes in the assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category for the three months ended March 31, 2008:

(millions)	Derivatives (1)
Balance at January 1, 2008	$(4)
Total realized and unrealized gains or (losses):
Included in earnings	19
Included in other comprehensive income (loss)	3
Included in regulatory assets/liabilities	33
Purchases, issuances and settlements	(16)

Balance at March 31, 2008	$35
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets still held at the reporting date	$3

(1)	Derivative assets and liabilities are presented on a net basis.

The following table presents gains and losses included in earnings in the Level 3 fair value category for the three months ended March 31, 2008:

(millions)	Electric Fuel and Energy Purchases	Other Operations and Maintenance	Total
Total gains or (losses) included in earnings	$8	$11	$19
The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains/losses relating to assets still held at the reporting date	—	3	3

Note 8. Hedge Accounting Activities

We are exposed to the impact of market fluctuations in the price of electricity, natural gas and other energy-related products, as well as currency exchange and interest rate risks of our business operations. We use derivative instruments to manage our exposure to these risks and designate derivative instruments as cash flow or fair value hedges for accounting purposes as allowed by SFAS No. 133. As discussed in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007, for certain jurisdictions subject to cost-based regulation, changes in the fair value of derivatives designated as hedges are deferred as regulatory assets or regulatory liabilities until the related transactions impact earnings.

For the three months ended March 31, 2008 and 2007, gains or losses on hedging instruments excluded from the measurement of effectiveness or determined to be ineffective were not material.

The following table presents selected information, for jurisdictions that are not subject to cost-based regulation, related to cash flow hedges included in accumulated other comprehensive income (AOCI) in our Consolidated Balance Sheet at March 31, 2008:

	AOCI After Tax	Portion Expected to be Reclassified to Earnings During the Next 12 Months After Tax	Maximum Term
(millions)
Electric capacity	$8	$3	38 months
Other	1	1	122 months

Total	$9	$4

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

Note 9. Variable Interest Entities

As discussed in Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007, certain variable pricing terms in some of our long-term power and capacity contracts cause them to be considered potential variable interests in the counterparties.

We have long-term power and capacity contracts with four potential variable interest entities (VIEs), which contain certain variable pricing mechanisms to the counterparty in the form of partial fuel reimbursement. We have concluded we are not the primary beneficiary of any of these potential VIEs. The contracts expire at various dates ranging from 2015 to 2021. We are not subject to any risk of loss from these potential VIEs other than our remaining purchase commitments which totaled $2.1 billion as of March 31, 2008. We paid $52 million and $55 million for electric capacity and $47 million and $41 million for electric energy to these entities for the three months ended March 31, 2008 and 2007, respectively.

We purchased approximately $86 million and $78 million of shared services from Dominion Resources Services, Inc. (DRS), a VIE of which we are not the primary beneficiary, during the three months ended March 31, 2008 and 2007, respectively.

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

At March 31, 2008, total outstanding commercial paper supported by the joint credit facility was $522 million, of which our borrowings were $372 million, and the total amount of letter of credit issuances was $315 million, of which $19 million were issued on our behalf.

At March 31, 2008, capacity available under the joint credit facility was $2.2 billion.

Long-Term Debt

In November 2007, we borrowed $14 million in connection with the Economic Development Authority of the County of Chesterfield’s issuance of its Solid Waste and Sewage Disposal Revenue Bonds, Series 2007 A, which mature in 2031 and bear a coupon rate of 5.60%. The bonds were issued pursuant to a trust agreement whereby funds are withdrawn from the trust as improvements are made at our Chesterfield power station. We have withdrawn $6 million from the trust as of March 31, 2008.

In January 2008, we borrowed $30 million in connection with the Economic Development Authority of the City of Chesapeake Pollution Control Refunding Revenue Bonds, Series 2008 A, which mature in 2032 and bear an initial coupon rate of 3.6% for the first five years, after which they will bear interest at a market rate to be determined at that time. The proceeds were used to refund the principal amount of the Industrial Development Authority of the City of Chesapeake Money Market Municipals Pollution Control Revenue Bonds, Series 1985, that would otherwise have matured in February 2008.

In April 2008, we issued $600 million of 5.4% senior notes that mature in 2018. The proceeds will be used for general corporate purposes, including the repayment of short-term debt and the redemption of all 16 million units of the $400 million 7.375% Virginia Power Capital Trust II preferred securities (including the related $412 million 7.375% unsecured Junior Subordinated Notes) due July 30, 2042. These securities were called for redemption in April 2008 and will be redeemed in May 2008 at a price of $25 per preferred security plus accrued and unpaid distributions.

We repaid $33 million of long-term debt during the three months ended March 31, 2008.

Note 11. Commitments and Contingencies

Other than the matters discussed below, there have been no significant developments regarding commitments and contingencies as disclosed in Note 21 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007, nor have any significant new matters arisen during the three months ended March 31, 2008.

Litigation

We are co-owners with Old Dominion Electric Cooperative (ODEC) of the Clover power station. In 1989, we entered into a coal transportation agreement with Norfolk Southern Railway Company (Norfolk Southern) for the delivery of coal to the facility. The agreement provides for a base-rate price adjustment based upon a published index. Norfolk Southern claimed in October 2003 that an incorrect reference index was used to adjust the base transportation rate. In November 2003, we and ODEC filed suit against Norfolk Southern seeking to clarify the price escalation provisions of the transportation agreement. The trial court has ruled in Norfolk Southern’s favor by concluding that the agreement specifies the higher rate adjustment factor which Norfolk Southern claims should have been applied in the past to adjust the base rate and which will be applied in the future. On September 1, 2006, the court entered an order directing us and ODEC to correct invoices from December 1, 2003 to the present by calculating rates under the higher rate adjustment factor as if it had been applied from the inception of the agreement, to tender the difference to Norfolk Southern with interest at the rate provided by the agreement and to pay future invoices using the higher rate adjustment factor as if it had been applied from the inception of the agreement. We and ODEC filed a notice of appeal to the Virginia Supreme Court and posted security to suspend execution of the judgment during the appeal. The Virginia Supreme Court ruled the order was not final and could not be appealed. The surety bond that was posted as security was released by the Circuit Court of Halifax County, Virginia.

Issues regarding the amount of Norfolk Southern’s claimed damages were tried before the trial court on April 8, 2008. On April 17, 2008, the trial court issued a Final Order and Decree. The court assessed damages of approximately $77.7 million for the contract period from December 1, 2003 through November 30, 2007, and imposed prejudgment interest of approximately $8.5 million, of which our share would be one-half. The court also ordered the two defendants to pay Norfolk Southern the higher rate adjustment factor for the remaining term of the agreement. Interest will be assessed on any difference between the amounts which we and ODEC pay to Norfolk Southern and the amounts which the court ordered to be paid. We believe the court’s interpretation of the transportation agreement and its ruling on other issues in the case are legally incorrect and we and ODEC will appeal the decision. No liability has been recorded in our Consolidated Financial Statements related to this matter.

Guarantees and Surety Bonds

As of March 31, 2008, we had issued $17 million of guarantees primarily to support tax exempt debt issued through conduits. We had also purchased $55 million of surety bonds for various purposes, including providing workers’ compensation coverage. Under the terms of surety bonds, we are obligated to indemnify the respective surety bond company for any amounts paid.

Note 12. Credit Risk

We maintain a provision for credit losses based on factors surrounding the credit risk of our customers, historical trends and other information. We believe, based on our credit policies and our March 31, 2008 provision for credit losses, that it is unlikely a material adverse effect on our financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

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

Our exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At March 31, 2008, our gross credit exposure totaled $79 million. After the application of collateral, our credit exposure is reduced to $57 million. Of this amount, 27% related to a single counterparty; however, the entire balance is with investment grade entities, including those internally rated.

Note 13. Related Party Transactions

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

Presented below are significant transactions with DRS and other affiliates:

	Three Months Ended March 31,
	2008	2007
(millions)
Commodity purchases from affiliates	$65	$49
Services provided by affiliates	86	78

At March 31, 2008 and December 31, 2007, our nonregulated subsidiaries had outstanding borrowings, net of repayments, under the Dominion money pool of $104 million and $114 million, respectively. We incurred interest charges related to our borrowings from Dominion of $1 million and $3 million in the three months ended March 31, 2008 and 2007, respectively.

Note 14. Operating Segments

We are organized primarily on the basis of the products and services we sell. The majority of our revenue is provided through tariff rates. Generally, such revenue is allocated for management reporting based on an unbundled rate methodology among our DVP and Generation segments. We manage our daily operations through the following segments:

DVP includes our electric transmission, distribution and customer service operations.

Generation includes our generation and energy supply operations.

Corporate and Other includes our corporate and other functions. The contribution to net income by our primary operating segments is determined based on a measure of profit that management believes represents the segments’ core earnings. As a result, certain specific items attributable to those segments are not included in profit measures evaluated by executive management, either in assessing the segment’s performance or in allocating resources among the segments and are instead reported in the Corporate and Other segment. There were no expenses attributable to our operating segments included in the Corporate and Other segment in the three months ended March 31, 2008. For the three months ended March 31, 2007, the Corporate and Other segment included $6 million of after-tax expenses attributable to our operating segments.

The expenses in 2007 related to the following items attributable to our Generation segment:

•	A $6 million ($4 million after tax) charge resulting from a contract termination settlement; and

•	A $3 million ($2 million after tax) impairment charge related to other-than-temporary declines in the fair value of securities held as investments in our nuclear decommissioning trusts.

The following table presents segment information pertaining to our operations:

	DVP	Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31,
2008
Operating revenue	$361	$1,160	$3	$1,524
Net income	79	143	—	222

2007
Operating revenue	$363	$1,078	$2	$1,443
Net income (loss)	97	(2)	(6)	89

VIRGINIA ELECTRIC AND POWER COMPANY

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) discusses the results of operations and general financial condition of Virginia Electric and Power Company. MD&A should be read in conjunction with our Consolidated Financial Statements. The terms “Virginia Power,” “Company,” “we,” “our” and “us” are used throughout this report and, depending on the context of their use, may represent any of the following: the legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments, or the entirety of Virginia Electric and Power Company and its consolidated subsidiaries. All of our common stock is owned by our parent company, Dominion.

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

We make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather events, including hurricanes and winter storms, that can cause outages and property damage to our facilities;

•	State and federal legislative and regulatory developments and changes to environmental and other laws and regulations, including those related to climate change, to which we are subject;

•	Cost of environmental compliance, including those costs related to climate change;

•	Risks associated with the operation of nuclear facilities;

•	Fluctuations in energy-related commodity prices and the effect these could have on our earnings, liquidity position and the underlying value of our assets;

•	Capital market conditions, including price risk due to securities held as investments in nuclear decommissioning trusts;

•	Fluctuations in interest rates;

•	Changes in federal and state tax laws and regulations;

•	Changes in rating agency requirements or credit ratings and the effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	The risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Changes to regulated electric rates collected by the Company and the timing of such collection as it relates to fuel costs;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects;

•	The inability to complete planned construction or expansion projects within the terms and time frames initially anticipated;

•	Changes in rules for RTOs in which we participate, including changes in rate designs and capacity models; and

•	Political and economic conditions, including the threat of domestic terrorism, inflation and deflation.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2008, there have been no significant changes with regard to critical accounting policies and estimates as disclosed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2007. The policies disclosed included the accounting for asset retirement obligations, regulated operations, unbilled revenue and income taxes.

Other

See Notes 3 and 4 to our Consolidated Financial Statements for a discussion of newly adopted and recently issued accounting standards.

Results of Operations

Presented below is a summary of our consolidated results for the quarters ended March 31, 2008 and 2007:

	2008	2007	$ Change
(millions)
First Quarter
Net income	$222	$89	$133

Overview

Net income increased 149% to $222 million, primarily due to the reinstatement of annual fuel rate adjustments for the Virginia jurisdiction of our generation operations effective July 1, 2007, with deferred fuel accounting for over- or under-recoveries of fuel costs.

Analysis of Consolidated Operations

Presented below are selected amounts related to our results of operations:

	First Quarter
	2008	2007	$ Change
(millions)
Operating Revenue	$1,524	$1,443	$81
Operating Expenses
Electric fuel and energy purchases	523	675	(152)
Purchased electric capacity	106	116	(10)
Other energy-related commodity purchases	4	8	(4)
Other operations and maintenance	275	284	(9)
Depreciation and amortization	149	134	15
Other taxes	49	45	4
Other income	9	23	(14)
Interest and related charges	79	62	17
Income tax expense	126	53	73

An analysis of our results of operations for the first quarter of 2008 compared to the first quarter of 2007 follows:

Operating Revenue increased 6% to $1.5 billion, primarily reflecting the impact of a comparatively higher fuel rate in certain customer jurisdictions.

Operating Expenses and Other Items

Electric fuel and energy purchases expense decreased 23% to $523 million, primarily due to the deferral of fuel expenses that were in excess of current period fuel rate recovery ($166 million). The underlying fuel costs, including those subject to deferral accounting, increased $14 million as a result of higher commodity prices, including purchased power, partially offset by lower volumes due to fewer heating degree days (HDDs).

Other operations and maintenance expense decreased 3% to $275 million, primarily reflecting:

•	A $25 million decrease in outage costs resulting from a reduction in scheduled outages at certain of our electric generating facilities; and

•	A $14 million increase in gains from the sale of emissions allowances held for consumption; partially offset by

•

A $15 million increase primarily due to the inclusion of certain FTR proceeds in Electric fuel and energy purchases expense beginning July 1, 2007, as a result of the reapplication of deferred fuel accounting for the Virginia jurisdiction of our generation operations. These FTR proceeds are used to offset congestion costs incurred by our generation operations; and

•	A $14 million increase resulting from higher salaries, wages and other benefits expenses.

Depreciation and amortization expense increased 11% to $149 million, primarily due to an increase in depreciation rates for our generation assets and property additions.

Other income decreased 61% to $9 million, resulting primarily from the deferral in 2008 of decommissioning trust earnings due to the reapplication of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, in April 2007, to the Virginia jurisdiction of our generation operations.

Interest and related charges increased 27% to $79 million, primarily due to interest on additional borrowings.

Income tax expense increased 138% to $126 million, reflecting higher pre-tax income in 2008.

Segment Results of Operations

Presented below is a summary of contributions by our operating segments to net income for the quarters ended March 31, 2008 and 2007:

	First Quarter
	2008	2007	$ Change
(millions)
DVP	$79	$97	$(18)
Generation	143	(2)	145

Primary operating segments	222	95	127
Corporate and Other	—	(6)	6

Consolidated	$222	$89	$133

DVP

Presented below are operating statistics related to our DVP operations:

	First Quarter
	2008	2007	% Change
Electricity delivered (million mwhrs)(1)	20.8	21.0	(1)%
Degree days (electric service area):
Cooling(2)	3	12	(75)
Heating(3)	1,810	1,993	(9)
Average electric delivery customer accounts(4)	2,380	2,351	1

mwhrs = megawatt hours

(1)	Includes electricity delivered through the retail choice program for our Virginia jurisdictional electric customers.
(2)	Cooling degree days (CDDs) are units measuring the extent to which the average daily temperature is greater than 65 degrees. CDDs are calculated as the difference between the average temperature for each day and 65 degrees.
(3)	HDDs are units measuring the extent to which the average temperature is less than 65 degrees. HDDs are calculated as the difference between the average temperature and 65 degrees.
(4)	Period average, in thousands.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

First Quarter 2008 vs. 2007 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(9)
Customer growth	3
Interest expense	(6)
Major storm damage and service restoration-distribution operations	(4)
Other	(2)

Change in net income contribution	$(18)

Generation

Presented below are operating statistics related to our Generation operations:

	First Quarter
	2008	2007	% Change
Electricity supplied (million mwhrs)	20.8	21.0	(1)%
Degree days (electric service area):
Cooling	3	12	(75)
Heating	1,810	1,993	(9)

Presented below, on an after-tax basis, are the key factors impacting Generation’s net income contribution:

First Quarter 2008 vs. 2007 Increase (Decrease)
(millions)
Virginia fuel expenses(1)	$125
Outage costs	16
Sale of emissions allowances	9
Regulated electric sales:
Customer growth	4
Weather	(16)
Other	15
Depreciation expense	(10)
Other	2

Change in net income contribution	$145

(1)	Primarily reflects the reapplication of deferred fuel accounting effective July 1, 2007, for the Virginia jurisdiction of our generation operations.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results.

	First Quarter
	2008	2007	$ Change
(millions)
Specific items attributable to operating segments	$—	$(6)	$6

Corporate and Other includes specific items attributable to our primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources between the segments. See Note 14 to our Consolidated Financial Statements for a discussion of these items.

Liquidity and Capital Resources

We depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At March 31, 2008, we had $2.2 billion of unused capacity under our joint credit facility.

A summary of our cash flows for the three months ended March 31, 2008 and 2007 is presented below:

	2008	2007
(millions)
Cash and cash equivalents at January 1,	$49	$18
Cash flows provided by (used in)
Operating activities	407	509
Investing activities	(384)	(282)
Financing activities	(19)	(194)

Net increase in cash and cash equivalents	4	33

Cash and cash equivalents at March 31,	$53	$51

Operating Cash Flows

For the three months ended March 31, 2008, net cash provided by operating activities decreased by $102 million as compared to the three months ended March 31, 2007. The decrease is primarily due to unfavorable changes in net working capital. We believe that our operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and provide dividends to Dominion. However, our operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Credit Risk

Our exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Presented below is a summary of our gross exposure as of March 31, 2008, for these activities. Our gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$56	$22	$34
Non-investment grade	—	—	—
No external ratings:
Internally rated—investment grade(2)	23	—	23
Internally rated—non-investment grade	—	—	—

Total	$79	$22	$57

(1)	Designations as investment grade are based on minimum credit ratings assigned by Moody’s Investors Service (Moody’s) and Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc. (Standard & Poor’s). The five largest counterparty exposures, combined, for this category represented approximately 56% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 40% of the total net credit exposure.

Investing Cash Flows

For the three months ended March 31, 2008, net cash used in investing activities increased by $102 million as compared to 2007. This primarily reflects an increase in capital expenditures for construction projects related to our Generation segment.

Financing Cash Flows and Liquidity

We rely on banks and capital markets as significant sources of funding for capital requirements not satisfied by the cash provided by our operations. As discussed in Credit Ratings and Debt Covenants, our ability to borrow funds or issue securities and the return demanded by investors are affected by our credit ratings. In addition, the raising of external capital is subject to meeting certain regulatory requirements, including registration with the SEC and approval from the Virginia State Corporation Commission (Virginia Commission).

For the three months ended March 31, 2008, net cash used in financing activities decreased by $175 million as compared to 2007. This decrease is due to lower repayments of long-term debt and affiliated current borrowings, partially offset by lower issuance of short-term debt.

See Note 10 to our Consolidated Financial Statements for further information regarding our credit facilities, liquidity and significant financing transactions. Also, see Note 13 to our Consolidated Financial Statements for further information regarding our borrowings from Dominion.

Credit Ratings and Debt Covenants

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In Credit Ratings and Debt Covenants of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2007, we discussed the use of capital markets and the impact of credit ratings on the accessibility and costs of using these markets, as well as various covenants present in the enabling agreements underlying our debt. In April 2008, Fitch Ratings Ltd.’s (Fitch) upgraded its credit ratings for our preferred stock, and senior unsecured and junior subordinated debt securities. There have been no other changes in our credit ratings, nor changes to or events of default under our debt covenants.

Presented below is a summary of our credit ratings as of April 30, 2008:

	Fitch	Moody’s	Standard & Poor’s
Mortgage bonds	A	A3	A

Senior unsecured (including tax-exempt) debt securities	A-	Baa1	A-

Junior subordinated debt securities	BBB+	Baa2	BBB

Preferred stock	BBB+	Baa3	BBB

Commercial paper	F2	P-2	A-2

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2008, there have been no material changes outside the ordinary course of business to our contractual obligations nor any material changes to our planned capital expenditures disclosed in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2007.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by and subsequent to our Consolidated Financial Statements. This section should be read in conjunction with Future Issues and Other Matters in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2007.

Virginia Fuel Expenses

We will file our annual Virginia fuel factor application with the Virginia Commission in the second quarter of 2008.

Generation Expansion

Based on available generation capacity and current estimates of growth in customer demand in our utility service area, we will need additional generation capacity over the next ten years. We have announced a comprehensive generation growth program, referred to as Powering Virginia, which involves the development, financing, construction and operation of new multi-fuel, multi-technology generation capacity to meet the growing demand in our core market in Virginia. Our Annual Report on Form 10-K for the year ended December 31, 2007 provides a description of these projects, which are in various stages of development. The following is a discussion of certain significant developments related to such projects.

In November 2007, we filed an application with the Virginia Commission for approval of a fifth combustion turbine at Ladysmith power station, at an estimated cost of $79 million. In March 2008, the Virginia Commission approved the application and granted a certificate to construct and operate the proposed generating unit.

In July 2007, we filed an application with the Virginia Commission requesting approval to construct and operate a 585 megawatt (Mw) (nominal) coal-fired electric generation facility (Virginia City Hybrid Energy Center) to be located in Wise County, Virginia. We also requested approval to continue to accrue an allowance for funds used during construction until capped rates end which would be recovered over a three-year period beginning January 1, 2009 and, also beginning January 1, 2009, receive current recovery of financing costs, including a return on common equity of 11.75% together with a 200-basis point enhancement, that Virginia law provides for new carbon-capture compatible, clean-coal powered generation facilities. After an evidentiary hearing in February 2008, the Virginia Commission issued a final order in March 2008 (Final Order), approving a certificate to construct and operate the proposed Virginia City Hybrid Energy Center and approving a rate adjustment clause as specified in the Final Order. In its Final Order, the Virginia Commission approved an initial return on common equity for the facility of 12.12%, consisting of a base return of 11.12% plus a 100 basis point premium that Virginia law provides for new conventional coal generation facilities. The Virginia Commission also authorized us to apply for an additional 100 basis point premium upon a demonstration that the plant is carbon-capture compatible. The enhanced returns will apply to the Virginia City Hybrid Energy Center during construction and through the first twelve years of the facility’s service life. In April 2008, the Southern Environmental Law Center, on behalf of itself and others, filed a Notice of Appeal of the Final Order with the Supreme Court of Virginia. An application for a permit to construct and operate the Virginia City Hybrid Energy Center, in compliance with federal and state air pollution laws, was filed in July 2006 with the Virginia Department of Environmental Quality. In March 2008, the Virginia Air Pollution Control Board announced that it would assume consideration of the application directly. Pending regulatory approval and necessary permits, the facility is expected to be in operation by 2012 at an estimated capital cost of approximately $1.8 billion, excluding financing costs.

Also in February 2008, we announced the proposed conversion of Bremo power station from coal to natural gas as part of our plan to build the Virginia City Hybrid Energy Center. The proposal is contingent upon the Virginia City Hybrid Energy Center entering service and receiving all necessary approvals. This proposed conversion project is part of our overall effort to reduce air emissions. Subject to applicable regulatory approvals, the conversion would occur within two years of the Virginia City Hybrid Energy Center entering service.

We are considering the construction of a third nuclear unit within the next twenty years at a site located at North Anna power station (North Anna), which we own along with ODEC. In November 2007, the Nuclear Regulatory Commission (NRC) issued an Early Site Permit (ESP) to our affiliate, Dominion Nuclear North Anna, LLC (DNNA), for a site located at North Anna. Also in November 2007, we along with ODEC, filed an application with the NRC for a Combined Construction Permit and Operating License (COL), which would allow us to build and operate a new nuclear unit at North Anna. In January 2008, the NRC accepted our application for the COL and deemed it complete. Dominion has a cooperative agreement with the Department of Energy to share equally the cost of the COL. In April 2008, Dominion filed applications with the Virginia Commission and the North Carolina Utilities Commission requesting authority to merge DNNA into the Company. In April 2008, Dominion filed an application with the NRC requesting authority to transfer the ESP to the Company and ODEC. We have not yet committed to building a new nuclear unit.

In March 2008, we purchased a power station development project in Buckingham County, Virginia that once constructed will generate about 590 Mw. Also in March 2008, we filed an application with the Virginia Commission for authority to build the proposed combined-cycle, natural gas-fired power station and transmission interconnection line for an estimated $619 million, excluding financing costs. Pending the receipt of regulatory approval, we expect operations to begin in the summer of 2011.

In March 2008, we also purchased a power station development project in Warren County, Virginia for future development. If developed, the project will involve the construction of a combined cycle, natural gas-fired power station expected to generate about 600 Mw of electricity and will be subject to necessary regulatory approvals.

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

Clean Air Act Compliance

In February 2008, the U.S. Court of Appeals for the District of Columbia issued a ruling that vacates the Clean Air Mercury Rule as promulgated by the Environmental Protection Agency (EPA). The EPA has filed an appeal of this decision. At this time we cannot predict how the EPA and the states may alter their approach to reducing mercury emissions. We also cannot estimate at this time the impact on our future capital expenditures.

Regulation of Greenhouse Gas Emissions

In April 2007, the U.S. Supreme Court ruled that the EPA has the authority to regulate greenhouse gas emissions. The EPA has announced its intent to issue an Advanced Notice of Proposed Rulemaking in late spring 2008, to solicit comment on potential issues related to the regulation of greenhouse gases under the Clean Air Act, which could result in further EPA regulatory action. The outcome in terms of specific requirements and timing is uncertain. The cost of compliance with future greenhouse gas reduction programs could be significant. Given the highly uncertain outcome and timing of future action by the U.S. federal government and states on this issue, we cannot predict the financial impact of future greenhouse gas reduction programs on our operations or our customers at this time.

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

Market Risk Sensitive Instruments and Risk Management

Our financial instruments, commodity contracts and related financial derivative instruments are exposed to potential losses due to adverse changes in commodity prices, interest rates and equity security prices as described below. Commodity price risk is due to our exposure to market shifts for prices paid for electricity, natural gas, and other commodities. Interest rate risk is generally related to our outstanding debt. In addition, we are exposed to equity price risk through various portfolios of equity securities.

The following sensitivity analysis estimates the potential loss of future earnings or fair value from market risk sensitive instruments over a selected time period due to a 10% unfavorable change in commodity prices and interest rates.

Commodity Price Risk

To manage price risk, we hold commodity-based financial derivative instruments for non-trading purposes associated with purchases of electricity, natural gas and other energy-related products. The derivatives used to manage our commodity price risk are executed within established policies and procedures and may include instruments such as futures, forwards, swaps, options and FTRs that are sensitive to changes in the related commodity prices. For sensitivity analysis purposes, the hypothetical change in market prices of commodity-based financial derivative instruments is determined based on models that consider the market prices of commodities in future periods, the volatility of the market prices in each period, as well as the time value factors of the derivative instruments. Prices and volatility are principally determined based on observable market prices.

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $15 million and $27 million in the fair value of our non-trading commodity-based financial derivatives as of March 31, 2008 and December 31, 2007, respectively. The decrease is primarily due to a decrease in electricity-related derivatives executed during the period.

The impact of a change in energy commodity prices on our non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. For example, our expenses for power purchases, when combined with the settlement of commodity derivative instruments used for hedging purposes, will generally result in a range of prices for those purchases contemplated by the risk management strategy.

Interest Rate Risk

We manage our interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. We also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments outstanding at March 31, 2008 and December 31, 2007, a hypothetical 10% increase in market interest rates would have resulted in a decrease in annual earnings of approximately $2 million and $3 million, respectively.

Investment Price Risk

We are subject to investment price risk due to securities held as investments in decommissioning trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in our Consolidated Balance Sheets at fair value.

Following the reapplication of SFAS No. 71 to the Virginia jurisdiction of our generation operations in April 2007, gains or losses on those decommissioning trust investments are deferred as regulatory liabilities.

We recognized net realized losses (net of investment income) on nuclear decommissioning trust investments of $7 million for the three months ended March 31, 2008, and net realized gains (including investment income) of $15 million and $28 million for the three months ended March 31, 2007 and for the year ended December 31, 2007, respectively. For the three months ended March 31, 2008, we recorded, in AOCI and regulatory liabilities, a reduction in unrealized gains on these investments of $59 million. For the three months ended March 31, 2007, we recorded, in AOCI, a $2 million reduction in unrealized gains on these investments. For the year ended December 31, 2007, we recorded, in AOCI and regulatory liabilities, unrealized gains on these investments of $13 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Senior management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the CEO and CFO have concluded that our disclosure controls and procedures are effective.

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

ITEM 1A. RISK FACTORS

Our business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond our control. We have identified a number of these risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007, which should be taken into consideration when reviewing the information contained in this report. We have also identified an additional risk factor below and modified our rating agency risk factor to reflect an upgrade by Fitch of its credit ratings for our preferred stock, and senior unsecured and junior subordinated debt securities. There have been no other material changes with regard to the risk factors previously disclosed in our most recent Form 10-K. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

Continued delays in the recovery of fuel costs could negatively affect our cash flow, which could adversely affect our results of operations. We have a statutory right to recover from customers all prudently incurred fuel costs through fuel factors which have been implemented in our Virginia and North Carolina jurisdictions. However, as a result of increasing fuel costs and a statutory limitation on the amount of fuel recovery that can be collected from Virginia jurisdictional customers in the July 1, 2007 through June 30, 2008 fuel factor period, we have deferred a significant amount of fuel costs. Deferred recovery of fuel costs could have a negative impact on our cash flow. The recent fluctuations in fuel prices may make it difficult to accurately predict fuel costs. In the future, if actual fuel costs incurred during the fuel factor period exceed the estimate of costs which the Virginia Commission has approved for recovery in that period, we will not have authority to recover the excess costs through fuel rates until the following year when a new factor is determined. To the extent that such deferrals occur, the resulting delays in the current recovery of fuel costs could negatively impact our cash flow, which could adversely affect our results of operations.

Changing rating agency requirements could negatively affect our growth and business strategy. As of April 30, 2008, our senior unsecured debt is rated A-, stable outlook, by Standard & Poor’s; Baa1, stable outlook, by Moody’s; and A-, stable outlook, by Fitch. In order to maintain our current credit ratings in light of existing or future requirements, we may find it necessary to take steps or change our business plans in ways that may adversely affect our growth and earnings. A reduction in our credit ratings by Standard & Poor’s, Moody’s or Fitch could increase our borrowing costs and adversely affect operating results.

ITEM 6. EXHIBITS

(a)	Exhibits:

3.1	Restated Articles of Incorporation, as in effect on October 28, 2003 (Exhibit 3.1, Form 10-Q for the quarter ended September 30, 2003, File No. 1-2255, incorporated by reference).

3.2	Bylaws, as amended, as in effect on April 28, 2000 (Exhibit 3, Form 10-Q for the quarter ended March 31, 2000, File No. 1-2255, incorporated by reference).

4.1	Virginia Electric and Power Company agrees to furnish to the SEC upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of its total consolidated assets.

4.2	Form of Senior Indenture, dated as of June 1, 1998, between Virginia Electric and Power Company and The Bank of New York (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)) as supplemented by the First Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 12, 1998, File No. 1-2255, incorporated by reference); Second Supplemental Indenture (Exhibit 4.2, Form 8-K, dated June 3, 1999, File No.1-2255, incorporated by reference); Third Supplemental Indenture (Exhibit 4.2, Form 8-K, dated October 27, 1999, File No. 1-2255, incorporated by reference); Form of Fourth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); and Form of Fifth Supplemental Indenture (Exhibit 4.3, Form 8-K, dated March 22, 2001, File No. 1-2255, incorporated by reference); Form of Sixth Supplemental Indenture (Exhibit 4.2, Form 8-K, dated January 24, 2002, incorporated by reference); Seventh Supplemental Indenture dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255, incorporated by reference); Form of Eighth Supplemental Indenture (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255, incorporated by reference); Form of Ninth Supplemental Indenture (Exhibit 4.2, Form 8-K filed December 4, 2003, File No. 1-2255, incorporated by reference); Form of Tenth Supplemental Indenture (Exhibit 4.3, Form 8-K filed December 4, 2003, File No. 1-2255, incorporated by reference); Form of Eleventh Supplemental Indenture (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255, incorporated by reference); Form of Twelfth Supplemental Indenture (Exhibit 4.3, Form S-4 filed October 7, 2004, File No. 333-119605, incorporated by reference); Form of Twelfth Supplemental Indenture (Exhibit 4.2, Form 8-K filed January 12, 2006, File No. 1-2255, incorporated by reference); Form of Thirteenth Supplemental Indenture (Exhibit 4.3, Form 8-K filed January 12, 2006, File No. 1-2255, incorporated by reference); Form of Fourteenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255, incorporated by reference); Form of Fifteenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255, incorporated by reference); Form of Sixteenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed November 30, 2007, File No. 1-2255, incorporated by reference); Form of Seventeenth Supplemental Indenture (Exhibit 4.3, Form 8-K filed November 30, 2007, File No. 1-2255, incorporated by reference); Form of Eighteenth Supplemental Indenture (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255, incorporated by reference).

12.1	Ratio of earnings to fixed charges (filed herewith).

12.2	Ratio of earnings to fixed charges and preferred dividends (filed herewith).

31.1	Certification by Registrant’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Registrant’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification to the SEC by Registrant’s CEO and CFO, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Condensed consolidated earnings statements (unaudited) (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

May 1, 2008	/s/ Thomas P. Wohlfarth
Thomas P. Wohlfarth Senior Vice President and Chief Accounting Officer