Form 10-K/A
period 2007-12-31
VIRGINIA ELECTRIC & POWER CO
filed 2009-10-13
CIK 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE.

None

EXPLANATORY NOTE

Virginia Electric and Power Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 28, 2008, in order to revise the Chief Executive Officer and Chief Financial Officer certifications filed as Exhibits 31.1 and 31.2 to the original Form 10-K, which inadvertently omitted certain language regarding internal control over financial reporting required to be included in paragraph 4. This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the Securities and Exchange Commission.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events. Except as described above, we have not modified or updated other disclosures or information presented in the original Form 10-K.

Part IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

The following exhibits are filed as a part of this Form 10-K/A:

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2009.

VIRGINIA ELECTRIC AND POWER COMPANY

By:	/s/ THOMAS F. FARRELL, II
Thomas F. Farrell, II
Chairman of the Board of Directors And Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of October 13, 2009.

Signatures	Title

/s/ THOMAS F. FARRELL, II	Chairman of the Board of Directors and Chief Executive Officer
Thomas F. Farrell, II

/s/ MARK F. MCGETTRICK	Director, Executive Vice President and Chief Financial Officer
Mark F. McGettrick

/s/ STEVEN A. ROGERS	Director
Steven A. Rogers

/s/ ASHWINI SAWHNEY	Vice President – Accounting (Chief Accounting Officer)
Ashwini Sawhney