Form 10-Q/A
period 2008-03-31
VIRGINIA ELECTRIC & POWER CO
filed 2009-10-13
CIK 103682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-02255

VIRGINIA ELECTRIC AND POWER COMPANY

(Exact name of registrant as specified in its charter)

VIRGINIA	54-0418825
(State or other jurisdiction of inc orporation or organization)	(I.R.S. Employer Identification No.)

120 TREDEGAR STREET RICHMOND, VIRGINIA	23219
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Virginia Electric and Power Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on May 1, 2008, in order to revise the Chief Executive Officer and Chief Financial Officer certifications filed as Exhibits 31.1 and 31.2 to the original Form 10-Q, which inadvertently omitted certain language regarding internal control over financial reporting required to be included in paragraph 4. This Form 10-Q/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-Q and our other filings with the Securities and Exchange Commission.

The Financial Statements contained in Part I. Item 1 of the original Form 10-Q as well as the Controls and Procedures contained in Part I. Item 4 of the original Form 10-Q are reproduced in this amendment, but this amendment does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Except as described above, we have not modified or updated the disclosures or information presented in the original Form 10-Q.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits:

31.1	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(filed herewith)

31.2	Certification by Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(filed herewith)

32	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY
Registrant

By:	/s/ Ashwini Sawhney
Ashwini Sawhney
Vice President - Accounting
(Chief Accounting Officer)

Date: October 13, 2009

EXHIBIT INDEX

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