Form 10-Q/A
period 2008-06-30
VIRGINIA ELECTRIC & POWER CO
filed 2009-10-13
CIK 103682

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

(804) 819-2000

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

Virginia Electric and Power Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the Securities and Exchange Commission on July 31, 2008, in order to revise the Chief Executive Officer and Chief Financial Officer certifications filed as Exhibits 31.1 and 31.2 to the original Form 10-Q, which inadvertently omitted certain language regarding internal control over financial reporting required to be included in paragraph 4. This Form 10-Q/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-Q and our other filings with the Securities and Exchange Commission.

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