Form 10-K/A
period 2008-12-31
VIRGINIA ELECTRIC & POWER CO
filed 2009-10-13
CIK 103682

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE.

None

EXPLANATORY NOTE

Virginia Electric and Power Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on February 26, 2009, in order to revise the Chief Executive Officer and Chief Financial Officer certifications filed as Exhibits 31.1 and 31.2 to the original Form 10-K, which inadvertently omitted certain language regarding internal control over financial reporting required to be included in paragraph 4. In addition, in connection with the filing of this amendment, we are including an updated consent letter from our independent registered public accounting firm as an exhibit and we are furnishing certain other currently dated certifications of our Chief Executive Officer and Chief Financial Officer as exhibits. This Form 10-K/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-K and our other filings with the Securities and Exchange Commission.

The Financial Statements contained in Part II. Item 8 of the original Form 10-K as well as the Controls and Procedures contained in Part II. Item 9A(T) of the original Form 10-K are reproduced in this amendment, but this amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events. Except as described above, we have not modified or updated the disclosures or information presented in the original Form 10-K.

Part II.

	Item 8.	Financial Statements and Supplementary Data

		Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	31

		Consolidated Balance Sheets at December 31, 2008 and 2007	32

		Consolidated Statements of Common Shareholder’s Equity and Comprehensive Income at December 31, 2008, 2007 and 2006 and for the years then ended	34

		Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	36

		Notes to Financial Statements	37

	Item 9A(T).	Controls and Procedures	56

Part IV.

	Item 15.	Exhibits and Financial Statement Schedules	57

		Exhibit 23 Consent of Deloitte and Touche LLP

		Exhibit 31.1 Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		Exhibit 31.2 Certification by Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		Exhibit 32 Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

Part II

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

February 24, 2009

PART IV.

Item 15. Exhibits and Financial Statement Schedules

2. Exhibits:

Exhibit 23 Consent of Deloitte and Touche LLP (filed herewith)

Exhibit 31.1 Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 31.2 Certification by Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit 32 Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

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
Ashwini Sawhney

EXHIBIT LIST

Exhibit 23 Consent of Deloitte and Touche LLP

Exhibit 31.1 Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification by Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32 Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002