Form 10-Q/A
period 2009-03-31
VIRGINIA ELECTRIC & POWER CO
filed 2009-10-13
CIK 103682

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

EXPLANATORY NOTE

Virginia Electric and Power Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as filed with the Securities and Exchange Commission on April 30, 2009, in order to revise the Chief Executive Officer and Chief Financial Officer certifications filed as Exhibits 31.1 and 31.2 to the original Form 10-Q, which inadvertently omitted certain language regarding internal control over financial reporting required to be included in paragraph 4. This Form 10-Q/A is limited in scope to the foregoing, and should be read in conjunction with the original Form 10-Q and our other filings with the Securities and Exchange Commission.

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

Part I.	Financial Information

	Item 1.	Consolidated Financial Statements

		Consolidated Statements of Income – Three Months Ended March 31, 2009 and 2008		1

		Consolidated Balance Sheets – March 31, 2009 and December 31, 2008		2

		Consolidated Statements of Cash Flows – Three Months Ended March 31, 2009 and 2008		4

		Notes to Consolidated Financial Statements		5

	Item 4.	Controls and Procedures		15

Part II.	Other Information

	Item 6.	Exhibits		15

		31.1	Certification by Registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certification by Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32	Certification to the Securities and Exchange Commission by Registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

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
Vice President – Accounting
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