Form 10-Q
period 2010-03-31
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2010-04-29
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrants as specified in their charters, address of principal executive offices and registrants’ telephone number	I.R.S. Employer Identification Number

001-08489	DOMINION RESOURCES, INC.	54-1229715
001-02255	VIRGINIA ELECTRIC AND POWER COMPANY	54-0418825

120 Tredegar Street Richmond, Virginia 23219 (804) 819-2000

State or other jurisdiction of incorporation or organization of the Companies: Virginia

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

    Dominion Resources, Inc.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

    Virginia Electric and Power Company

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Dominion Resources, Inc. Yes ☐ No ☒	Virginia Electric and Power Company Yes ☐ No ☒

At March 31, 2010, the latest practicable date for determination, Dominion had 596,053,590 shares of common stock outstanding and Virginia Power had 256,310 shares of common stock outstanding. Dominion is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Power makes no representations as to the information relating to Dominion’s other operations.

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
bcf	Billion cubic feet
bcfe	Billion cubic feet equivalent
Bear Garden	A 580 MW combined cycle, natural gas-fired power station under construction in Buckingham County, Virginia
BP	BP Alternative Energy, Inc.
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COL	Combined Construction Permit and Operating License
DD&A	Depreciation, depletion and amortization expense
DEI	Dominion Energy, Inc.
Dominion

The legal entity, Dominion Resources, Inc., one or more of Dominion Resources, Inc.’s consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Direct®	A dividend reinvestment and open enrollment direct stock purchase plan
Dominion East Ohio	The East Ohio Gas Company
DRS	Dominion Resources Services, Inc.
DSM	Demand-side management
DTI	Dominion Transmission, Inc.
DVP	Dominion Virginia Power operating segment
E&P	Exploration & production
EPA	Environmental Protection Agency
EPS	Earnings per share
Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
Hope	Hope Gas, Inc.
LNG	Liquefied natural gas
Local 69	Utility Workers’ Union of America, AFL-CIO, Local 69
mcf	Thousand cubic feet
mcfe	Thousand cubic feet equivalent
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MISO	The Midwest Independent System Operator, Inc.
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour
NGLs	Natural gas liquids
NCEMC	North Carolina Electric Membership Cooperative
NedPower	A wind-turbine facility joint venture between Dominion and Shell WindEnergy Inc. in Grant County, West Virginia
NRC	Nuclear Regulatory Commission
ODEC	Old Dominion Electric Cooperative
Peoples	The Peoples Natural Gas Company
PIPP	Percentage of income payment plan
PJM	PJM Interconnection, LLC
PNG Companies LLC	An indirect subsidiary of SteelRiver Infrastructure Fund North America
Regulation Act	The Virginia Electric Utility Regulation Act
Riders C1 and C2	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs proposed by Virginia Power
Rider R	A rate adjustment clause associated with recovery of construction-related financing costs for Bear Garden

Abbreviation or Acronym	Definition
Rider S	A rate adjustment clause associated with the recovery of construction-related financing costs for the Virginia City Hybrid Energy Center
Rider T	A rate adjustment clause associated with the recovery of certain Virginia jurisdictional transmission-related expenditures
ROE	Return on equity
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
the Companies	Dominion and Virginia Power, collectively
U.S.	United States of America
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia City Hybrid Energy Center	A 585 MW (nominal) carbon-capture compatible, clean coal powered electric generation facility under construction in Wise County, Virginia
Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries
VPP	Volumetric production payment

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(millions, except per share amounts)	2010	2009
Operating Revenue	$4,168	$4,586

Operating Expenses
Electric fuel and other energy-related purchases	1,028	1,141
Purchased electric capacity	108	108
Purchased gas	792	1,007
Other operations and maintenance	1,068	1,234
Depreciation, depletion and amortization	269	279
Other taxes	169	153

Total operating expenses	3,434	3,922

Income from operations	734	664

Other income (loss)	71	(61)
Interest and related charges	183	219

Income from continuing operations including noncontrolling interests before income tax expense	622	384
Income tax expense	295	141

Income from continuing operations including noncontrolling interests	327	243
Income (loss) from discontinued operations(1)	(149)	9

Net Income Including Noncontrolling Interests	178	252
Noncontrolling Interests	4	4

Net Income Attributable to Dominion	$174	$248

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$323	$239
Income (loss) from discontinued operations, net of tax	(149)	9

Net income attributable to Dominion	$174	$248

Earnings Per Common Share – Basic and Diluted
Income from continuing operations	$0.54	$0.41
Income (loss) from discontinued operations	(0.25)	0.01

Net income attributable to Dominion	$0.29	$0.42

Dividends paid per common share	$0.4575	$0.4375

(1)	Includes income tax expense of $12 million and $26 million for the three months ended March 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions)	March 31, 2010	December 31, 2009(1)
ASSETS
Current Assets
Cash and cash equivalents	$85	$48
Customer receivables (less allowance for doubtful accounts of $31 at both dates)	1,955	2,050
Other receivables (less allowance for doubtful accounts of $14 at both dates)	105	130
Inventories	984	1,185
Derivative assets	1,638	1,128
Assets held for sale	—	1,018
Prepayments	147	405
Other	1,119	853

Total current assets	6,033	6,817

Investments
Nuclear decommissioning trust funds	2,735	2,625
Investment in equity method affiliates	601	595
Other	276	272

Total investments	3,612	3,492

Property, Plant and Equipment
Property, plant and equipment	39,729	39,036
Accumulated depreciation, depletion and amortization	(13,691)	(13,444)

Total property, plant and equipment, net	26,038	25,592

Deferred Charges and Other Assets
Goodwill	3,275	3,354
Regulatory assets	1,240	1,390
Other	1,965	1,909

Total deferred charges and other assets	6,480	6,653

Total assets	$42,163	$42,554

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions)	March 31, 2010	December 31, 2009(1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year	$1,254	$1,137
Short-term debt	295	1,295
Accounts payable	1,324	1,401
Accrued interest, payroll and taxes	772	676
Derivative liabilities	1,126	679
Liabilities held for sale	—	428
Regulatory liabilities	598	536
Other	1,123	681

Total current liabilities	6,492	6,833

Long-Term Debt
Long-term debt	13,613	13,730
Junior subordinated notes payable to affiliates	268	268
Enhanced junior subordinated notes	1,483	1,483

Total long-term debt	15,364	15,481

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,251	4,244
Asset retirement obligations	1,625	1,605
Pension and other postretirement benefit liabilities	1,385	1,260
Regulatory liabilities	1,244	1,215
Other	494	474

Total deferred credits and other liabilities	8,999	8,798

Total liabilities	30,855	31,112

Commitments and Contingencies (see Note 15)
Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholders’ Equity
Common stock – no par(2)	6,369	6,525
Other paid-in capital	138	185
Retained earnings	4,585	4,686
Accumulated other comprehensive loss	(41)	(211)

Total common shareholders’ equity	11,051	11,185

Total liabilities and shareholders’ equity	$42,163	$42,554

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 596 million and 599 million shares outstanding at March 31, 2010 and December 31, 2009, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, (millions)	2010	2009
Operating Activities
Net income including noncontrolling interests	$178	$252
Adjustments to reconcile net income including noncontrolling interests to net cash from operating activities:
Charges related to workforce reduction program	338	—
Loss from sale of Peoples	117	—
Impairment of gas and oil properties	21	455
Net change in realized and unrealized derivative (gains) losses	87	(45)
Depreciation, depletion and amortization	320	325
Deferred income taxes and investment tax credits	(173)	(365)
Other adjustments	(10)	93
Changes in:
Accounts receivable	126	95
Inventories	213	271
Deferred fuel and purchased gas costs	(7)	226
Accounts payable	(90)	(264)
Accrued interest, payroll and taxes	89	223
Margin deposit assets and liabilities	114	(21)
Prepayments	260	35
Other operating assets and liabilities	67	201

Net cash provided by operating activities	1,650	1,481

Investing Activities
Plant construction and other property additions	(877)	(796)
Additions to gas and oil properties	(27)	(41)
Proceeds from the sale of Peoples	737	—
Proceeds from sale of securities	513	289
Purchases of securities	(539)	(289)
Other	22	(37)

Net cash used in investing activities	(171)	(874)

Financing Activities
Repayment of short-term debt, net	(1,000)	(411)
Repayment of long-term debt	(4)	(4)
Issuance of common stock	27	147
Repurchase of common stock	(191)	—
Common dividend payments	(275)	(257)
Subsidiary preferred dividend payments	(4)	(4)
Other	3	(2)

Net cash used in financing activities	(1,444)	(531)

Increase in cash and cash equivalents	35	76
Cash and cash equivalents at beginning of period(1)	50	71

Cash and cash equivalents at end of period(2)	$85	$147

Supplemental Cash Flow Information
Significant Noncash Investing and Financing Activities
Accrued capital expenditures	$166	$186
Debt for equity exchange	—	56

(1)	2010 and 2009 amounts include $2 million and $5 million, respectively, of cash classified as held for sale in Dominion’s Consolidated Balance Sheets.
(2)	2009 amount includes $6 million of cash classified as held for sale in Dominion’s Consolidated Balance Sheet.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(millions)	2010	2009
Operating Revenue	$1,739	$1,859

Operating Expenses
Electric fuel and other energy-related purchases	632	794
Purchased electric capacity	107	108
Other operations and maintenance:
Affiliated suppliers	120	101
Other	399	246
Depreciation and amortization	163	157
Other taxes	64	51

Total operating expenses	1,485	1,457

Income from operations	254	402

Other income	14	9
Interest and related charges	88	87

Income before income tax expense	180	324
Income tax expense	85	120

Net Income	95	204
Preferred dividends	4	4

Balance available for common stock	$91	$200

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(millions)	March 31, 2010	December 31, 2009(1)
ASSETS
Current Assets
Cash and cash equivalents	$53	$19
Customer accounts receivable (less allowance for doubtful accounts of $10 and $12)	827	880
Other receivables (less allowance for doubtful accounts of $6 at both dates)	59	72
Inventories (average cost method)	571	614
Other	540	511

Total current assets	2,050	2,096

Investments
Nuclear decommissioning trust funds	1,251	1,204
Other	3	4

Total investments	1,254	1,208

Property, Plant and Equipment
Property, plant and equipment	26,203	25,643
Accumulated depreciation and amortization	(9,448)	(9,314)

Total property, plant and equipment, net	16,755	16,329

Deferred Charges and Other Assets
Intangible assets	216	217
Regulatory assets	200	200
Other	66	68

Total deferred charges and other assets	482	485

Total assets	$20,541	$20,118

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(millions)	March 31, 2010	December 31, 2009(1)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$363	$245
Short-term debt	—	442
Accounts payable	390	390
Payables to affiliates	85	67
Accrued interest, payroll and taxes	357	213
Regulatory liabilities	557	491
Other	456	360

Total current liabilities	2,208	2,208

Long-Term Debt	6,093	6,213

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,348	2,359
Asset retirement obligations	642	636
Regulatory liabilities	1,023	995
Other	384	277

Total deferred credits and other liabilities	4,397	4,267

Total liabilities	12,698	12,688

Commitments and Contingencies (see Note 15)
Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock—no par(2)	5,171	4,738
Other paid-in capital	1,110	1,110
Retained earnings	1,282	1,299
Accumulated other comprehensive income	23	26

Total common shareholder’s equity	7,586	7,173

Total liabilities and shareholder’s equity	$20,541	$20,118

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.
(2)	300,000 shares authorized; 256,310 and 241,710 shares outstanding at March 31, 2010 and December 31, 2009, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, (millions)	2010	2009
Operating Activities
Net income	$95	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Charges related to workforce reduction program	202	—
Depreciation and amortization	192	184
Deferred income taxes and investment tax credits	(59)	(5)
Other adjustments	(18)	1
Changes in:
Accounts receivable	65	75
Affiliated accounts receivable and payable	(20)	(17)
Inventories	43	31
Deferred fuel expenses	5	104
Accounts payable	22	9
Accrued interest, payroll and taxes	143	65
Other operating assets and liabilities	99	33

Net cash provided by operating activities	769	684

Investing Activities
Plant construction and other property additions	(567)	(515)
Purchases of nuclear fuel	(40)	(40)
Purchases of securities	(317)	(140)
Proceeds from sales of securities	304	137
Other	9	(50)

Net cash used in investing activities	(611)	(608)

Financing Activities
Issuance (repayment) of short-term debt, net	(442)	240
Issuance (repayment) of affiliated current borrowings, net	431	(208)
Repayment of long-term debt	(2)	(2)
Common dividend payments	(108)	(101)
Preferred dividend payments	(4)	(4)
Other	1	(1)

Net cash used in financing activities	(124)	(76)

Increase in cash and cash equivalents	34	—
Cash and cash equivalents at beginning of period	19	27

Cash and cash equivalents at end of period	$53	$27

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$112	$128
Conversion of short-term borrowings payable to Dominion to equity	$433	$—

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Operations

Dominion, headquartered in Richmond, Virginia, is one of the nation’s largest producers and transporters of energy. Dominion’s operations are conducted through various subsidiaries, including Virginia Power, a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and northeastern North Carolina.

As discussed in Note 3, Dominion completed the sale of its Pennsylvania gas distribution operations in February 2010 and in March 2010 entered into an agreement to sell substantially all of its Appalachian E&P operations.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of March 31, 2010 and their results of operations and cash flows for the three months ended March 31, 2010 and 2009. Such adjustments are normal and recurring in nature unless otherwise noted.

The Companies make certain estimates and assumptions in preparing their Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods presented. Actual results may differ from those estimates.

Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts and those of their respective majority-owned subsidiaries.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in Dominion’s and Virginia Power’s 2009 Consolidated Financial Statements and Notes have been recast to conform to the 2010 presentation.

Amounts disclosed for Dominion are inclusive of Virginia Power, where applicable.

Note 3. Dispositions

Sale of Appalachian E&P Operations

In March 2010, Dominion entered into an agreement to sell substantially all of its Appalachian E&P operations to a newly-formed subsidiary of CONSOL Energy for approximately $3.5 billion, subject to adjustments pursuant to terms of the agreement. Also in March 2010, the Federal Trade Commission and the Antitrust Division of the U.S. Department of Justice granted early termination of the mandatory waiting period for the transaction under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is expected to close by April 30, 2010, subject to customary closing conditions.

The transaction includes the rights to approximately 491,000 acres in the Marcellus Shale formation. Dominion is retaining certain oil and natural gas wells located on or near its natural gas storage fields. Dominion expects the transaction to generate after-tax proceeds of approximately $2.3 billion and result in an after-tax gain of approximately $1.4 billion. Proceeds from the sale will be used to offset Dominion’s equity needs for 2010 and 2011, repurchase common stock, fund a contribution to Dominion’s employee benefit plans and offset the impact of Virginia Power’s rate case settlement.

The results of operations for Dominion’s Appalachian E&P business are not reported as discontinued operations in the Consolidated Statements of Income since Dominion did not sell its entire U.S. cost pool, which includes the retained Appalachian assets located on or near its natural gas storage fields.

Due to the announced sale, hedge accounting was discontinued for certain cash flow hedges since it became probable that the forecasted sales of gas would not occur. In connection with the discontinuance of hedge accounting for these contracts, Dominion recognized a $42 million ($25 million after-tax) benefit, recorded in operating revenue in its Consolidated Statement of Income, reflecting the reclassification of gains from AOCI to earnings for these contracts in the three months ended March 31, 2010.

Sale of Peoples

In February 2010, Dominion completed the sale of Peoples to PNG Companies LLC and netted after-tax proceeds of approximately $542 million. The sale resulted in an after-tax loss of approximately $134 million, which included a $79 million write-off of goodwill. The sale also resulted in after-tax expenses of approximately $27 million, including transaction and benefit-related costs. In addition, Peoples had income from operations of $12 million after-tax for the three months ended March 31, 2010.

Dominion did not previously report Peoples as discontinued operations since it expected to have significant continuing cash flows related primarily to the sale to Peoples of natural gas production from its Appalachian E&P business. Due to the pending sale of its Appalachian E&P business, Dominion no longer expects to have significant continuing cash flows with Peoples; therefore, the results of Peoples were reclassified to discontinued operations in the Consolidated Statements of Income for all periods presented.

The carrying amounts of the major classes of assets and liabilities classified as held for sale in Dominion’s Consolidated Balance Sheet were as follows:

December 31, 2009
(millions)
ASSETS
Current Assets
Customer receivables	$87
Other	56

Total current assets	143

Property, Plant and Equipment
Property, plant and equipment	985
Accumulated depreciation, depletion and amortization	(284)

Total property, plant and equipment, net	701

Deferred Charges and Other Assets
Regulatory assets	125
Other	49

Total deferred charges and other assets	174

Assets held for sale	$1,018

LIABILITIES
Current Liabilities	$133
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	238
Other	57

Total deferred credits and other liabilities	295

Liabilities held for sale	$428

The following table presents selected information regarding the results of operations of Peoples, which are reported as discontinued operations in the Consolidated Statements of Income:

	Three Months Ended March 31,
	2010		2009
(millions)
Operating revenue	$67		$227
Income (loss) before income taxes	(137	)(1)	35

(1)	Includes pre-tax loss on the sale of $117 million.

Note 4. Ceiling Test

Dominion follows the full cost method of accounting for its gas and oil E&P activities, which subjects capitalized costs to a quarterly ceiling test using hedge-adjusted prices. At March 31, 2010, Dominion recorded a ceiling test impairment charge of $21 million ($13 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income primarily due to a decline in hedge-adjusted prices reflecting the discontinuance of hedge accounting for certain cash flow hedges, as discussed in Note 3.

In March 2009, Dominion recorded a ceiling test impairment charge of $455 million ($272 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income. Excluding the effects of hedge-adjusted prices in calculating the ceiling limitation, the impairment would have been $631 million ($378 million after-tax).

Note 5. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2010	2009
(millions)
Dominion
Electric sales:
Regulated	$1,717	$1,825
Nonregulated	945	994
Gas sales:
Regulated	145	330
Nonregulated	782	931
Gas transportation and storage	465	393
Other	114	113

Total operating revenue	$4,168	$4,586

Virginia Power
Regulated electric sales	$1,717	$1,825
Other	22	34

Total operating revenue	$1,739	$1,859

Note 6. Income Taxes

Continuing Operations

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Three Months Ended March 31,	2010	2009	2010	2009
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
Legislative changes	8.8	0.3	8.7	—
State taxes, net of federal benefit	3.8	3.3	4.1	3.8
Domestic production activities deduction	(0.5)	(0.5)	(1.0)	(0.5)
Investment and production tax credits	(0.3)	(1.0)	—	0.1
Amortization of investment tax credits	—	(0.1)	(0.2)	(0.1)
Other, net	0.6	(0.3)	0.7	(1.2)

Effective tax rate	47.4%	36.7%	47.3%	37.1%

Dominion’s and Virginia Power’s effective tax rates in 2010 reflect a reduction of deferred tax assets resulting from the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 which eliminated the employer’s deduction, beginning in 2013, for that portion of its retiree prescription drug coverage cost that is being reimbursed by the Medicare Part D subsidy.

As of March 31, 2010, there have been no material changes in Dominion’s and Virginia Power’s unrecognized tax benefits. See Note 6 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of these unrecognized tax benefits, including reasonably possible changes that could occur during the next twelve months.

Discontinued Operations

Income tax expense in 2010 for Dominion’s discontinued operations primarily reflects the impact of goodwill written off in the sale of Peoples that is not deductible for tax purposes and the reversal of deferred taxes for which the benefit was offset by the reversal of income tax-related regulatory assets.

Income tax expense in 2009 for Dominion’s discontinued operations also reflects the impact of these items. Since the sale of Peoples was expected to occur later in 2009, the tax effects related to the sale were included in the determination of Dominion’s estimated annual effective tax rate in 2009.

Note 7. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended March 31,
	2010	2009
(millions, except EPS)
Net income attributable to Dominion	$174	$248

Average shares of common stock outstanding – Basic	599.9	585.3
Net effect of potentially dilutive securities(1)	1.0	0.4

Average shares of common stock outstanding – Diluted	600.9	585.7

Earnings Per Common Share – Basic and Diluted	$0.29	$0.42

(1)	Potentially dilutive securities consist of options, goal-based stock and contingently convertible senior notes.

Potentially dilutive securities with the right to acquire approximately 1.6 million common shares for the three months ended March 31, 2009, were not included in the period’s calculation of diluted EPS because the exercise or purchase prices of those instruments were greater than the average market price of Dominion’s common shares. There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2010.

Note 8. Comprehensive Income

The following table presents Dominion’s total comprehensive income:

	Three Months Ended March 31,
	2010	2009
(millions)
Net income including noncontrolling interests	$178	$252
Other comprehensive income:
Net other comprehensive income associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	106	151
Other, net of tax	64	24

Other comprehensive income	170	175

Comprehensive income including noncontrolling interests	348	427
Noncontrolling interests	4	4

Total comprehensive income attributable to Dominion	$344	$423

The following table presents Virginia Power’s total comprehensive income:

	Three Months Ended March 31,
	2010	2009
(millions)
Net income	$95	$204
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(5)	—
Other, net of tax	2	3

Other comprehensive income (loss)	(3)	3

Total comprehensive income	$92	$207

Note 9. Fair Value Measurements

Dominion’s and Virginia Power’s fair value measurements are made in accordance with the policies discussed in Note 7 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2009. See Note 10 in this report for further information about their derivatives and hedge accounting activities.

Fair values are based on inputs and assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The inputs and assumptions include the following:

For commodity and foreign currency derivative contracts:

•	Forward commodity prices

•	Forward foreign currency prices

•	Price volatility

•	Volumes

•	Commodity location

•	Interest rates

•	Credit quality of counterparties and Dominion and Virginia Power

•	Credit enhancements

•	Time value

For interest rate derivative contracts:

•	Interest rate curves

•	Credit quality of counterparties and Dominion and Virginia Power

•	Credit enhancements

•	Time value

For investments:

•	Quoted securities prices

•	Securities trades information including volume and restrictions

•	Maturity

•	Interest rates

•	Credit quality

•	Net asset value (only for investments in partnerships)

Dominion and Virginia Power regularly evaluate and validate the inputs used to estimate fair value by a number of methods, including various market price verification procedures such as the use of pricing services and multiple broker quotes to support the market price of the various commodities in which the Companies transact, as well as review and verification of models.

For derivative contracts, Dominion and Virginia Power recognize transfers between Levels based on fair values as of the first day of the month in which the transfer occurs. Transfers out of Level 3 represent assets and liabilities that were previously classified as Level 3 for which the inputs became observable based on the criteria discussed in Note 7 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 for classification in either Level 1 or Level 2. Because the activity and liquidity of commodity markets vary substantially between regions and time periods, the availability of observable inputs for substantially the full term and value of the Companies’ over-the-counter derivative contracts is subject to change.

At March 31, 2010, Dominion’s and Virginia Power’s net balance of commodity derivatives categorized as Level 3 fair value measurements was a net liability of $60 million and $15 million, respectively. A hypothetical 10% increase in commodity prices would increase Dominion’s and Virginia Power’s net liability by $29 million and $1 million, respectively. A hypothetical 10% decrease in commodity prices would decrease Dominion’s and Virginia Power’s net liability by $28 million and $1 million, respectively.

During the first quarter of 2009, Dominion evaluated an equity method investment for impairment and recorded a $23 million impairment in other income (loss) in its Consolidated Statement of Income. The resulting fair value of $10 million was estimated using an expected present value cash flow model and was considered a Level 3 fair value measurement due to the use of significant unobservable inputs related to the timing and amount of future equity distributions based on the investee’s future financing structure, contractual and market based revenues and operating costs.

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
As of March 31, 2010
Assets
Derivatives:
Commodity	$200	$1,576	$38	$1,814
Interest rate	—	107	—	107
Investments:
Marketable equity securities	1,663	—	—	1,663
Marketable debt securities:
Corporate bonds	—	354	—	354
U.S. Treasury securities and agency debentures	287	151	—	438
State and municipal	—	211	—	211
Other	1	13	—	14
Cash equivalents and other	—	109	—	109

Total assets	$2,151	$2,521	$38	$4,710

Liabilities
Derivatives:
Commodity	$42	$1,192	$98	$1,332

Total liabilities	$42	$1,192	$98	$1,332

As of December 31, 2009
Assets
Derivatives:
Commodity	$85	$1,058	$41	$1,184
Interest rate	—	176	—	176
Foreign currency	—	2	—	2
Investments:
Marketable equity securities	1,575	1	—	1,576
Marketable debt securities:
Corporate bonds	—	253	—	253
U.S. Treasury securities and agency debentures	216	78	—	294
State and municipal	—	434	—	434
Other	—	4	—	4
Cash equivalents and other	—	54	—	54

Total assets	$1,876	$2,060	$41	$3,977

Liabilities
Derivatives:
Commodity	$17	$736	$107	$860
Interest rate	—	1	—	1

Total liabilities	$17	$737	$107	$861

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2010	2009
(millions)
Beginning balance	$(66)	$99
Total realized and unrealized gains (losses):
Included in earnings	1	(62)
Included in other comprehensive income (loss)	24	20
Included in regulatory assets/liabilities	(5)	23
Purchases, issuances and settlements	(15)	34
Transfers out of Level 3	1	(16)

Ending balance	$(60)	$98

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(17)	$(12)

The following table presents Dominion’s gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy-related purchases	Purchased gas	Total
(millions)
Three Months Ended March 31, 2010
Total gains (losses) included in earnings	$(16)	$21	$(4)	$1
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(14)	—	(3)	(17)

Three Months Ended March 31, 2009
Total gains (losses) included in earnings	$(4)	$(51)	$(7)	$(62)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(9)	3	(6)	(12)

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
As of March 31, 2010
Assets
Derivatives
Commodity	$—	$25	$1	$26
Interest rate	—	69	—	69
Investments:
Marketable equity securities	669	—	—	669
Marketable debt securities:
Corporate bonds	—	239	—	239
U.S. Treasury securities and agency debentures	133	52	—	185
State and municipal	—	33	—	33
Other	—	7	—	7
Cash equivalents and other	—	78	—	78

Total assets	$802	$503	$1	$1,306

Liabilities
Derivatives
Commodity	$—	$14	$16	$30

Total liabilities	$—	$14	$16	$30

As of December 31, 2009
Assets
Derivatives:
Commodity	$—	$30	$2	$32
Interest rate	—	86	—	86
Foreign currency	—	2	—	2
Investments:
Marketable equity securities	634	—	—	634
Marketable debt securities:
Corporate bonds	—	161	—	161
U.S. Treasury securities and agency debentures	90	8	—	98
State and municipal	—	189	—	189
Other	—	3	—	3
Cash equivalents and other	—	16	—	16

Total assets	$724	$495	$2	$1,221

Liabilities
Derivatives:
Commodity	$—	$3	$12	$15

Total liabilities	$—	$3	$12	$15

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2010	2009
(millions)
Beginning balance	$(10)	$(69)
Total realized and unrealized gains (losses):
Included in earnings	21	(51)
Included in regulatory assets/liabilities	(5)	23
Purchases, issuances and settlements	(21)	54
Transfers out of Level 3	—	2

Ending balance	$(15)	$(41)

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$3

The gains and losses included in earnings in the Level 3 fair value category, including those attributable to the change in unrealized gains and losses relating to assets still held at the reporting date, were classified in electric fuel and other energy-related purchases expense in Virginia Power’s Consolidated Statements of Income for the three months ended March 31, 2010 and 2009.

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

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$14,867	$16,119	$14,867	$15,970
Junior subordinated notes payable to affiliates	268	255	268	255
Enhanced junior subordinated notes	1,483	1,549	1,483	1,487
Subsidiary preferred stock(3)	257	245	257	251

Virginia Power
Long-term debt, including securities due within one year(2)	$6,456	$7,062	$6,458	$6,977
Preferred stock(3)	257	245	257	251

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At March 31, 2010 and December 31, 2009, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $24 million and $23 million, respectively. At March 31, 2010, includes the valuation of certain fair value hedges associated with Virginia Power’s fixed rate debt of approximately $1 million.
(3)	Includes issuance expenses of $2 million at March 31, 2010 and December 31, 2009.

Note 10. Derivatives and Hedge Accounting Activities

Dominion’s and Virginia Power’s accounting policies and objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2009. See Note 9 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Dominion

The following table presents the volume of Dominion’s derivative activity as of March 31, 2010. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting deals, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	637.6	150.9
Basis	1,259.8	494.7
Electricity (MWh):
Fixed price(1)	20,459,482	9,515,954
FTRs	20,005,587	3,056,425
Capacity (MW)	1,394,432	4,821,200
Liquids (gallons)(2)	152,964,000	103,152,000
Interest rate	$1,100,000,000	$825,000,000
Foreign currency (euros)	4,000,000	—

(1)	Includes options.
(2)	Includes NGL and oil derivatives.

For the three months ended March 31, 2010 and 2009, gains or losses on hedging instruments determined to be ineffective were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices and were not material for the three months ended March 31, 2010 and 2009.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at March 31, 2010:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(19)	$(11)	39 months
Electricity	326	266	38 months
Other	4	—	62 months
Interest rate	76	(3)	369 months

Total	$387	$252

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

The sale of the majority of Dominion’s remaining E&P operations resulted in the discontinuance of hedge accounting for certain cash flow hedges, as discussed in Note 3.

In addition, changes to Dominion’s financing needs resulted in the discontinuance of hedge accounting for certain cash flow hedges since it became probable that forecasted interest payments would not occur. In connection with the discontinuance of hedge accounting for these contracts, Dominion recognized a benefit recorded to interest and related charges reflecting the reclassification of gains from AOCI to earnings of $40 million ($23 million after-tax) in the three months ended March 31, 2010.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
March 31, 2010
ASSETS
Current Assets
Commodity	$655	$879	$1,534
Interest rate	23	81	104

Total current derivative assets	678	960	1,638

Noncurrent Assets
Commodity	155	125	280
Interest rate	3	—	3

Total noncurrent derivative assets(1)	158	125	283

Total derivative assets	$836	$1,085	$1,921

LIABILITIES
Current Liabilities
Commodity	$238	$888	$1,126

Total current derivative liabilities	238	888	1,126

Noncurrent Liabilities
Commodity	65	141	206

Total noncurrent derivative liabilities(2)	65	141	206

Total derivative liabilities	$303	$1,029	$1,332

December 31, 2009
ASSETS
Current Assets
Commodity	$445	$507	$952
Interest rate	174	—	174
Foreign currency	2	—	2

Total current derivative assets	621	507	1,128

Noncurrent Assets
Commodity	132	100	232
Interest rate	2	—	2

Total noncurrent derivative assets(1)	134	100	234

Total derivative assets	$755	$607	$1,362

LIABILITIES
Current Liabilities
Commodity	$147	$532	$679

Total current derivative liabilities	147	532	679

Noncurrent Liabilities
Commodity	61	120	181
Interest rate	1	—	1

Total noncurrent derivative liabilities(2)	62	120	182

Total derivative liabilities	$209	$652	$861

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$181
Purchased gas		(97)
Electric fuel and other energy-related purchases		(3)
Purchased electric capacity		1

Total commodity	$299	82	$(13)

Interest rate(3)	(3)	40	(1)
Foreign currency(4)	—	1	(1)

Total	$296	$123	$(15)

Three Months Ended March 31, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$238
Purchased gas		(48)
Electric fuel and other energy-related purchases		(5)
Purchased electric capacity		2

Total commodity	$431	187	$11

Interest rate(3)	(14)	(1)	11
Foreign currency(4)	—	1	(2)

Total	$417	$187	$20

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
(millions)
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue	$40	$33
Purchased gas	(31)	(32)
Electric fuel and other energy-related purchases	21	(51)

Total	$30	$(50)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.

Virginia Power

The following table presents the volume of Virginia Power’s derivative activity as of March 31, 2010. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting deals, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	8.9	—
Basis	4.4	—
Electricity (MWh):
Fixed price	497,600	—
FTRs	19,320,930	3,056,425
Capacity (MW)	447,882	256,200
Interest rate	$550,000,000	$75,000,000
Foreign currency (euros)	4,000,000	—

For the three months ended March 31, 2010 and 2009, gains or losses on hedging instruments determined to be ineffective were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices and were not material for the three months ended March 31, 2010 and 2009.

The following table presents selected information related to gains on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at March 31, 2010:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$7	$—	365 months
Other	1	1	44 months

Total	$8	$1

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

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
March 31, 2010
ASSETS
Current Assets
Commodity	$21	$1	$22
Interest rate	4	64	68

Total current derivative assets(1)	25	65	90

Noncurrent Assets
Commodity	4	—	4
Interest rate	1	—	1

Total noncurrent derivative assets(2)	5	—	5

Total derivative assets	$30	$65	$95

LIABILITIES
Current Liabilities
Commodity	$12	$16	$28

Total current derivative liabilities(3)	12	16	28

Noncurrent Liabilities
Commodity	2	—	2

Total noncurrent derivative liabilities(4)	2	—	2

Total derivative liabilities	$14	$16	$30

December 31, 2009
ASSETS
Current Assets
Commodity	$20	$2	$22
Interest rate	86	—	86
Foreign currency	2	—	2

Total current derivative assets(1)	108	2	110

Noncurrent Assets
Commodity	10	—	10

Total noncurrent derivative assets(2)	10	—	10

Total derivative assets	$118	$2	$120

LIABILITIES
Current Liabilities
Commodity	$1	$12	$13

Total current derivative liabilities(3)	1	12	13

Noncurrent Liabilities
Commodity	2	—	2

Total noncurrent derivative liabilities(4)	2	—	2

Total derivative liabilities	$3	$12	$15

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)
Purchased electric capacity		1

Total commodity	$(3)	—	$(13)

Interest rate(3)	(1)	3	(1)
Foreign currency(4)	—	—	(1)

Total	$(4)	$3	$(15)

Three Months Ended March 31, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(5)
Purchased electric capacity		2

Total commodity	$(1)	(3)	$11

Interest rate(3)	(2)	—	11
Foreign currency(4)	—	—	(2)

Total	$(3)	$(3)	$20

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
(millions)
Derivative Type and Location of Gains (Losses)(2)
Commodity	$21	$(51)

Total	$21	$(51)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts are recorded in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income.

Note 11. Investments

Dominion

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $95 million and $96 million at March 31, 2010 and December 31, 2009, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $18 million and $17 million at March 31, 2010 and December 31, 2009, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities and cash equivalents (classified as available-for-sale) and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below.

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
March 31, 2010
Marketable equity securities	$1,224	$390	$—		$1,614
Marketable debt securities:
Corporate bonds	335	20	(1)		354
U.S. Treasury securities and agency debentures	426	13	(1)		438
State and municipal	158	9	(2)		165
Other	14	—	—		14
Cost method investments	100	—	—		100
Cash equivalents and other(2)	50	—	—		50

Total	$2,307	$432	$(4	)(3)	$2,735

December 31, 2009
Marketable equity securities	$1,191	$338	$—		$1,529
Marketable debt securities:
Corporate bonds	241	13	(1)		253
U.S. Treasury securities and agency debentures	281	13	(1)		293
State and municipal	371	21	(3)		389
Other	4	—	—		4
Cost method investments	97	—	—		97
Cash equivalents and other(2)	60	—	—		60

Total	$2,245	$385	$(5	)(3)	$2,625

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	At March 31, 2010 and December 31, 2009, reflects ($59) million and $11 million, respectively, related to net pending sales and purchases of securities.
(3)	The fair value of securities in an unrealized loss position was $275 million and $169 million at March 31, 2010 and December 31, 2009, respectively.

The fair value of Dominion’s marketable debt securities (classified as available for sale) at March 31, 2010 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$86
Due after one year through five years	340
Due after five years through ten years	244
Due after ten years	301

Total	$971

Presented below is selected information regarding Dominion’s marketable equity and debt securities.

	Three Months Ended March 31,
	2010	2009
(millions)
Trading securities:
Net unrealized gain (loss)	$2	$(4)
Available-for-sale securities:
Proceeds from sales(1)	513	289
Realized gains(2)	55	17
Realized losses(2)	11	143

(1)	The increase in proceeds primarily reflects changes in asset allocation and liquidation of positions in connection with changes in fund managers.
(2)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Dominion recorded other-than-temporary impairment losses on investments as follows:

	Three Months Ended March 31,
	2010	2009
(millions)
Total other-than-temporary impairment losses(1)	$7	$141
Losses recorded to decommissioning trust regulatory liability	(3)	(63)
Losses recognized in other comprehensive income (before taxes)	(1)	—

Net impairment losses recognized in earnings	$3	$78

(1)	Amount includes other-than-temporary impairment losses for debt securities of $2 million and $6 million for the three months ended March 31, 2010 and 2009, respectively.

Virginia Power

Decommissioning Trust Securities

Virginia Power holds marketable equity and debt securities and cash equivalents (classified as available-for-sale) and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below.

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
March 31, 2010
Marketable equity securities	$512	$157	$—		$669
Marketable debt securities:
Corporate bonds	231	8	—		239
U.S. Treasury securities and agency debentures	183	3	(1)		185
State and municipal	31	2	—		33
Other	7	—	—		7
Cost method investments	100	—	—		100
Cash equivalents and other(2)	18	—	—		18

Total	$1,082	$170	$(1	)(3)	$1,251

December 31, 2009
Marketable equity securities	$499	$135	$—		$634
Marketable debt securities:
Corporate bonds	153	9	(1)		161
U.S. Treasury securities and agency debentures	95	3	—		98
State and municipal	181	9	(1)		189
Other	3	—	—		3
Cost method investments	97	—	—		97
Cash equivalents and other(2)	22	—	—		22

Total	$1,050	$156	$(2	)(3)	$1,204

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	At March 31, 2010 and December 31, 2009, reflects ($60) million and $6 million, respectively, related to net pending sales and purchases of securities.
(3)	The fair value of securities in an unrealized loss position was $144 million and $88 million at March 31, 2010, and December 31, 2009, respectively.

The fair value of Virginia Power’s marketable debt securities at March 31, 2010, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$12
Due after one year through five years	190
Due after five years through ten years	134
Due after ten years	128

Total	$464

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended March 31,
	2010	2009
(millions)
Proceeds from sales(1)	$304	$137
Realized gains(2)	28	8
Realized losses(2)	4	64

(1)	The increase in proceeds primarily reflects changes in asset allocation and liquidation of positions in connection with changes in fund managers.
(2)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Virginia Power recorded other-than-temporary impairment losses on investments as follows:

	Three Months Ended March 31,
	2010	2009
(millions)
Total other-than-temporary impairment losses(1)	$3	$87
Losses recorded to decommissioning trust regulatory liability	(3)	(63)
Losses recognized in other comprehensive income (before taxes)	—	—

Net impairment losses recognized in earnings	$—	$24

(1)	Amount includes other-than-temporary impairment losses for debt securities of $1 million and $4 million for the three months ended March 31, 2010 and 2009, respectively.

Note 12. Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

Approval of Virginia Power Rate Settlement

In February 2010, Virginia Power filed a revised Stipulation and Recommendation with the Virginia Commission, which had the support of all of the interested parties, including the Staff of the Virginia Commission. The Companies’ fourth quarter 2009 results included a charge reflecting their best estimate of the probable outcome of this matter. In March 2010, the Virginia Commission approved the revised Stipulation and Addendum (Settlement Approval Order) that concluded Virginia Power’s base rate review and resolved open issues relating to Virginia Power’s fuel factor and Rider T. An ROE issue relating to Riders R, S, C1 and C2 was also resolved.

The Settlement Approval Order includes the following provisions:

Credits from 2008 Revenues

•	Credits to customers of $400 million from Virginia Power’s 2008 revenues to be applied against base rates and rider charges.

Base Rates

•	No change in Virginia Power’s base rates in existence prior to September 1, 2009 until December 1, 2013 (unless emergency rate relief is warranted by statute);

•	Refund increased revenues collected under the interim base rates since September 1, 2009; and

•

An ROE of 11.9% (inclusive of a performance incentive of 60 basis points) for use in the Virginia Commission’s assessment in the 2011 biennial rate review of Virginia Power’s earnings in 2009 and 2010.

FTR Credits

•	Credits to customers of $129 million, inclusive of any carrying charge, relating to revenues from FTRs for the period July 1, 2007 through June 30, 2009.

Generation Riders R and S

•	An ROE of 12.3% (inclusive of a 100 basis point statutory enhancement) for the 2010 rate year.

Transmission Rider T

•

Waiver of recovery, effective January 1, 2011, of deferred RTO start-up and administrative costs in the amount of $197 million (including carrying charges) that were previously approved for recovery through Rider T.

DSM Riders C1 and C2

•	An ROE of 11.3% for the 2010 rate year pending approval of the riders.

Approval of DSM Programs – Riders C1 and C2

Virginia Power previously filed with the Virginia Commission an application for approval and cost recovery of eleven DSM programs, including one peak-shaving program and ten energy efficiency programs. In March 2010, the Virginia Commission approved the recovery of approximately $28 million for five of the DSM programs through initiation of Riders C1 and C2, effective May 1, 2010. The riders will increase the typical 1,000 kWh Virginia jurisdictional residential customer’s bill by approximately $0.53 per month. With respect to the other six DSM programs for which approval was sought, the Virginia Commission made a finding that they were not in the public interest at this time, but allowed Virginia Power the opportunity for further evaluation of similar programs.

Ohio PIPP Rider

Under the Ohio PIPP, eligible customers can receive energy assistance based on their ability to pay their bill. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected under the PIPP rider according to Dominion East Ohio tariff provisions. Although the current rider rate was designed to recover deferred costs over a three year period, unrecovered costs have increased. Accordingly, in December 2009, Dominion East Ohio filed for approval of an increase in the recovery rate. In March 2010, the Ohio Commission approved a 12-month recovery rider rate of $1.7078/mcf, which went into effect in April 2010. The Ohio Commission directed Dominion East Ohio to file an application, with arrearages calculated on a calendar year basis, to update its PIPP rider within one year of implementation of the new PIPP rider rate and annually thereafter. As a result of the Ohio Commission’s ruling, Dominion reclassified $143 million of previously deferred costs to be recovered through the PIPP rider from noncurrent regulatory assets to current regulatory assets.

Federal Energy Regulatory Commission

In March 2010, ODEC and NCEMC filed a complaint against Virginia Power at FERC claiming that approximately $223 million in transmission costs related to specific projects were unjust, unreasonable and unduly discriminatory or preferential and should be excluded from Virginia Power’s transmission formula. ODEC and NCEMC requested that FERC establish procedures to determine the amount of costs for each applicable project that should be excluded from Virginia Power’s rates. Virginia Power cannot predict the outcome of this proceeding.

North Anna Power Station

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna, which Virginia Power owns along with ODEC. Virginia Power and ODEC have obtained an Early Site Permit for the North Anna site from the NRC. In November 2007, Virginia Power, along with ODEC, filed an application with the NRC for a COL that references a specific reactor design and which would allow Virginia Power to build and operate a new nuclear unit at North Anna. In January 2008, the NRC accepted Virginia Power’s application for the COL and deemed it complete. In December 2008, Virginia Power terminated a long-lead agreement with its vendor with respect to the reactor design identified in its COL application and certain related equipment. A competitive process was initiated in 2009 to determine if vendors can provide an advanced technology reactor that could be licensed and built under terms acceptable to Virginia Power. Virginia Power has a cooperative agreement, scheduled to terminate September 30, 2010, with the Department of Energy to share equally the cost of developing a COL that references a specific reactor technology; however, this agreement may not remain in effect going forward if there is a change to the reactor technology to be used. Any change in reactor design will also require Virginia Power to amend its COL application, as necessary. Virginia Power has not yet committed to building a new nuclear unit.

The NRC is required to conduct a hearing in all COL proceedings. In August 2008, the Atomic Safety and Licensing Board of the NRC granted a request for a hearing on one of eight contentions filed by the Blue Ridge Environmental Defense League. In August 2009, the Atomic Safety and Licensing Board dismissed this contention as moot, but in November 2009 admitted a new contention filed by Blue Ridge Environmental Defense League. Virginia Power’s motion for reconsideration of this ruling was denied by the Atomic Safety and Licensing Board in March 2010. Absent additional contentions, the mandatory NRC hearing will be uncontested with respect to other issues. In March 2010, the NRC completed its final supplemental environmental impact statement, finding that there are no environmental impacts that would preclude issuing a combined license for construction and operation for the new nuclear unit. The final safety evaluation report, including recommendations by the NRC Advisory Committee on Reactor Safeguards, is currently scheduled for early 2011. However, if Virginia Power amends its COL application to change its reactor design, further safety and environmental review is expected.

Note 13. Variable Interest Entities

As discussed in Note 16 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate generation capacity of approximately 940 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entity during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.7 billion as of March 31, 2010. Virginia Power paid $54 million and $53 million for electric capacity to these entities for the three months ended March 31, 2010 and 2009, respectively. Virginia Power paid $41 million for electric energy to these entities in both the three months ended March 31, 2010 and 2009.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $141 million and $100 million for the three months ended March 31, 2010 and 2009, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

Note 14. Significant Financing Transactions

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

At March 31, 2010, commercial paper, bank loans, and letters of credit outstanding, as well as capacity available under credit facilities were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Bank Borrowings	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Five-year joint revolving credit facility(1)	$2,872	$—	$—	$163	$2,709
Five-year Dominion credit facility(2)	1,700	295	—	8	1,397
Five-year Dominion bilateral facility(3)	200	—	—	35	165

Totals	$4,772	$295	$—	$206	$4,271

(1)	This credit facility was entered into in February 2006 and terminates in February 2011. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility was entered into in August 2005 and terminates in August 2010. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.
(3)	This facility was entered into in December 2005 and terminates in December 2010. This facility can be used to support bank borrowings, commercial paper and letter of credit issuances.

In addition to the credit facility commitments disclosed above, Virginia Power also has a five-year $120 million credit facility that terminates in February 2011, which supports certain of its tax-exempt financings.

Dominion and Virginia Power plan to replace their existing credit facilities during the third quarter of 2010. They expect to operate with credit facilities ranging from $3.0 to $3.5 billion. The Companies do not expect the reduction in the size of their credit facilities to negatively impact their ability to fund their operations.

Convertible Securities

At March 31, 2010, Dominion had $202 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of March 31, 2010, the conversion rate has been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 28.2239 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $35.43.

As of December 31, 2009, the closing price of Dominion’s common stock was not equal to $42.67 per share or higher for at least 20 out of the last 30 consecutive trading days. Therefore, the senior notes were not eligible for conversion during the first quarter of 2010. As of March 31, 2010, the closing price of Dominion’s common stock was not equal to $42.52 per share or higher for at least 20 out of the last 30 consecutive trading days; therefore, the senior notes are not eligible for conversion during the second quarter of 2010.

Issuance of Common Stock

During the three months ended March 31, 2010, Dominion issued 0.8 million shares of common stock and received cash proceeds of $27 million. The shares issued and cash proceeds received during the three months ended March 31, 2010 were through Dominion Direct®, employee savings plans and the exercise of employee stock options. In February 2010, Dominion began purchasing its common stock on the open market with proceeds received through Dominion Direct® and employee savings plans, rather than issuing additional new common shares.

In March 2010, Virginia Power issued 14,600 shares of its common stock to Dominion reflecting the conversion of approximately $433 million of short-term demand note borrowings from Dominion to equity.

Repurchase of Common Stock

In March 2010, Dominion began repurchasing shares on the open market in anticipation of proceeds from the pending sale of its Appalachian E&P operations. During the three months ended March 31, 2010, Dominion repurchased 4.7 million shares of its common stock for approximately $191 million. As of April 29, 2010, Dominion had repurchased an additional 6.1 million shares of its common stock for approximately $254 million.

Note 15. Commitments and Contingencies

Other than the following matters, there have been no significant developments regarding the commitments and contingencies disclosed in Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

Workforce Reduction Program

In the first quarter of 2010, Dominion and Virginia Power announced a workforce reduction program that is expected to reduce their total workforces by approximately 9% and 11%, respectively, during 2010. The goal of the workforce reduction program is to reduce operations and maintenance expense growth and further improve the efficiency of the Companies. Dominion and Virginia Power did not eliminate positions that would compromise safety, reliability or their ability to comply with applicable laws and regulations. In the first quarter of 2010, Dominion recorded a $338 million ($206 million after-tax) charge, including $202 million ($123 million after-tax) at Virginia Power, primarily reflected in other operations and maintenance expense in their Consolidated Statements of Income due to severance pay and other benefits related to the workforce reduction program.

Guarantees

Dominion

At March 31, 2010, Dominion had issued $127 million of guarantees to support third parties and equity method investees (issued guarantees). No significant amounts related to these guarantees have been recorded. During the first quarter of 2010, Dominion’s $165 million limited-scope guarantee and indemnification for one-half of NedPower’s project-level financing relating to litigation seeking to halt the NedPower wind farm was formally terminated with the consent of NedPower’s lenders as a result of the dismissal by the applicable court of such litigation pursuant to an agreed dismissal order. Issued guarantees include $57 million of guarantees to support Dominion’s investment in a joint venture with BP to develop Fowler Ridge. As of March 31, 2010, Dominion’s exposure under these guarantees was $22 million, primarily related to certain reserve requirements associated with Fowler Ridge’s non-recourse financing. BP has provided identical guarantees for the other one-half of these joint venture commitments.

Dominion also enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third parties. To the extent that a liability subject to a guarantee has been incurred by one of Dominion’s consolidated subsidiaries, that liability is included in Dominion’s Consolidated Financial Statements. Dominion is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Dominion currently believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations.

At March 31, 2010, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$126	$126
Commodity transactions(3)	2,915	229
Lease obligation for power generation facility(4)	811	811
Nuclear obligations(5)	231	60
Other(6)	494	140

Total	$4,577	$1,366

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of March 31, 2010 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be required to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others.
(4)	Guarantee of a DEI subsidiary’s leasing obligation for Fairless.
(5)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee nuclear power stations, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations.
(6)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with the wind farm projects.

Virginia Power

As of March 31, 2010, Virginia Power had issued $16 million of guarantees primarily to support tax-exempt debt issued through conduits.

Surety Bonds and Letters of Credit

As of March 31, 2010, Dominion had purchased $94 million of surety bonds, including $39 million at Virginia Power, and authorized the issuance of standby letters of credit by financial institutions of $206 million, including $103 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of the surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Environmental Matters

In December 2009, the EPA issued, Final Endangerment and Cause or Contribute Findings for Greenhouse Gases Under Section 202(a) of the Clean Air Act, finding that GHGs “endanger both the public health and the public welfare of current and future generations.” In April 2010, the EPA and the U.S. Department of Transportation issued final rules that will reduce GHG emissions and improve fuel economy for new cars and trucks sold in the U.S. These rules, when effective, will establish GHG emissions as regulated pollutants under the Clean Air Act. Dominion and Virginia Power expect that beginning in 2011, they will be required to obtain permits for GHG emissions from new and modified facilities. Until these actions occur, and the EPA establishes guidance for GHG permitting, including best available control technology, it is not possible to determine the impact on Dominion’s or Virginia Power’s facilities that emit GHGs.

Note 16. Credit Risk

Credit risk is the risk of financial loss if counterparties fail to perform their contractual obligations. In order to minimize overall credit risk, credit policies are maintained, including the evaluation of counterparty financial condition, collateral requirements and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, counterparties may make available collateral, including letters of credit or cash held as margin deposits, as a result of exceeding agreed-upon credit limits, or may be required to prepay the transaction. Dominion and Virginia Power maintain a provision for credit losses based on factors surrounding the credit risk of their customers, historical trends and other information. Management believes, based on credit policies and the provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

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

Dominion’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include trading of energy-related commodities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At March 31, 2010, Dominion’s gross credit exposure totaled $1 billion. After the application of collateral, credit exposure is reduced to $851 million. Of this amount, investment grade counterparties, including those internally rated, represented 92%. Two counterparty exposures are greater than 10% of Dominion’s total exposure, one representing 13% and the other 12%, both of which are large financial institutions rated investment grade.

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2010 and December 31, 2009, Dominion would have been required to post an additional $70 million and $36 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $77 million in collateral, including $40 million of letters of credit at March 31, 2010 and $62 million in collateral, including $48 million of letters of credit at December 31, 2009, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2010 and December 31, 2009 is $242 million and $181 million, respectively, and does not include the impact of any offsetting asset positions. See Note 10 for further information about derivative instruments.

Virginia Power

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At March 31, 2010, Virginia Power’s gross credit exposure totaled $27 million. After the application of collateral, credit exposure is reduced to $15 million. Of this amount, investment grade counterparties, including those internally rated, represented $5 million, and no single counterparty, whether investment grade or non-investment grade, exceeded $7 million of exposure.

Certain of Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2010 and December 31, 2009, Virginia Power would have been required to post an additional $2 million of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. As of March 31, 2010 and December 31, 2009, Virginia Power had not posted any collateral related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2010 and December 31, 2009 is $2 million and does not include the impact of any offsetting asset positions. See Note 10 for further information about derivative instruments.

Note 17. Related Party Transactions

Virginia Power engages in related party transactions primarily with other Dominion subsidiaries (affiliates). Virginia Power’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power is included in Dominion’s consolidated federal income tax return and participates in certain Dominion benefit plans. A discussion of other significant related party transactions follows.

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity derivatives, to manage commodity price risks associated with purchases of natural gas. Virginia Power designates the majority of these contracts as cash flow hedges for accounting purposes.

DRS provides accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including facilities and equipment usage.

Presented below are significant Virginia Power transactions with DRS and other affiliates:

	Three Months Ended March 31,
	2010	2009
(millions)
Commodity purchases from affiliates	$67	$99
Services provided by affiliates	141	101

In March 2010, Virginia Power issued 14,600 shares of its common stock to Dominion reflecting the conversion of approximately $433 million of short-term borrowings from Dominion to equity.

Note 18. Employee Benefit Plans

The components of the provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
Three Months Ended March 31,	2010	2009	2010	2009
(millions)
Service cost	$27	$26	$14	$15
Interest cost	66	63	25	25
Expected return on plan assets	(99)	(101)	(17)	(14)
Amortization of prior service cost (credit)	1	1	(2)	(2)
Amortization of net loss	15	9	3	7
Settlements and curtailments(1)	84	—	38	—
Special termination benefits(2)	9	—	1	—

Net periodic benefit cost (credit)	$103	$(2)	$62	$31

(1)	Relates to the sale of Peoples and a workforce reduction program.
(2)	Represents a one-time special termination benefit for certain employees in connection with a workforce reduction program.

Employer Contributions

Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans during the three months ended March 31, 2010. Dominion expects to contribute approximately $250 million to its pension plans during the second quarter of 2010 and $56 million to its other postretirement benefit plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2010.

Note 19. Operating Segments

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

The Corporate and Other Segment of Dominion includes its corporate, service company and other functions (including unallocated debt) and certain specific items that are not included in profit measures evaluated by executive management in assessing segment performance or allocating resources among the segments.

In the three months ended March 31, 2010, Dominion reported after-tax net expenses of $402 million for specific items in the Corporate and Other segment, with $215 million of these net expenses attributable to its operating segments. In the three months ended March 31, 2009, Dominion reported after-tax net expenses of $326 million for specific items in the Corporate and Other segment, with $335 million of these net expenses attributable to its operating segments.

The net expenses for specific items in 2010 primarily related to the impact of the following items:

•	A $338 million ($206 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:

•	DVP ($67 million after-tax);

•	Dominion Energy ($24 million after-tax); and

•	Dominion Generation ($115 million after-tax); and

•	A $137 million ($149 million after-tax) loss from the discontinued operations of Peoples primarily reflecting a net loss on the sale.

The net expenses for specific items in 2009 primarily related to the impact of the following items:

•	A $455 million ($272 million after-tax) ceiling test impairment charge related to the carrying value of Dominion’s E&P properties, attributable to Dominion Energy; and

•	An $83 million ($50 million after-tax) net loss on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation.

The Corporate and Other Segment of Virginia Power primarily includes certain specific items that are not included in profit measures evaluated by executive management in assessing segments performance or allocating resources among the segments. In the three months ended March 31, 2010 and 2009, Virginia Power reported after-tax net expenses of $140 million and $7 million, respectively, for specific items attributable to its operating segments in the Corporate and Other segment.

The net expenses for specific items in 2010 primarily related to the impact of the following:

•	A $202 million ($123 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:

•	DVP ($63 million after-tax); and

•	Dominion Generation ($60 million after-tax).

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended March 31, 2010
Total revenue from external customers	$1,003	$1,978	$850	$40	$297	$4,168
Intersegment revenue	88	102	273	232	(695)	—

Total operating revenue	1,091	2,080	1,123	272	(398)	4,168
Loss from discontinued operations, net of tax	—	—	—	(149)	—	(149)

Net income (loss) attributable to Dominion	114	325	175	(440)	—	174

2009
Total revenue from external customers	$989	$2,262	$1,036	$(21)	$320	$4,586
Intersegment revenue	63	66	313	188	(630)	—

Total operating revenue	1,052	2,328	1,349	167	(310)	4,586
Income from discontinued operations, net of tax	—	—	—	9	—	9

Net income (loss) attributable to Dominion	115	369	177	(413)	—	248

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31,
2010
Operating revenue	$402	$1,337	$—	$1,739
Net income (loss)	93	143	(141)	95

2009
Operating revenue	$380	$1,479	$—	$1,859
Net income (loss)	90	121	(7)	204

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses Dominion’s and Virginia Power’s results of operations and general financial condition. MD&A should be read in conjunction with the Companies’ Consolidated Financial Statements.

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

•

Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•	Risks associated with the operation of nuclear facilities;

•	Unplanned outages of the Companies’ generation facilities;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s earnings and Dominion’s and Virginia Power’s liquidity position and the underlying value of their assets;

•	Counterparty credit risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM related to obligations created by the default of other participants;

•	Price risk due to investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion;

•	Fluctuations in interest rates;

•	Changes in federal and state tax laws and regulations;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	The risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	Changes in rules for RTOs in which Dominion and Virginia Power participate, including changes in rate designs and new and evolving capacity models;

•	Political and economic conditions, including the threat of domestic terrorism, inflation and deflation;

•	Changes to regulated electric rates collected by Virginia Power;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects;

•	The inability to complete planned construction projects within the terms and time frames initially anticipated; and

•	Adverse outcomes in litigation matters.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

Dominion’s and Virginia Power’s forward-looking statements are based on beliefs and assumptions using information available at the time the statements are made. The Companies caution the reader not to place undue reliance on their forward-looking statements because the assumptions, beliefs, expectations and projections about future events may, and often do, differ materially from actual results. Dominion and Virginia Power undertake no obligation to update any forward-looking statement to reflect developments occurring after the statement is made.

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2010, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009. The policies disclosed included the accounting for regulated operations, asset retirement obligations, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans, gas and oil operations, and unbilled revenue.

Other

See Note 9 to Dominion’s and Virginia Power’s Consolidated Financial Statements for information on fair value measurements.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2010	2009	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion	$174	$248	$(74)
Diluted EPS	0.29	0.42	(0.13)

Overview

First Quarter 2010 vs. 2009

Net income attributable to Dominion decreased by 30%. Unfavorable drivers include charges related to a workforce reduction program, a loss on the sale of Peoples and lower margins from merchant generation operations. Favorable drivers include lower ceiling test impairment charges related to the carrying value of Dominion’s E&P properties and the impact of net realized gains for its merchant nuclear decommissioning trust funds in 2010 as compared to net realized losses in 2009.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations.

	First Quarter
	2010	2009	$ Change
(millions)
Operating revenue	$4,168	$4,586	$(418)
Electric fuel and other energy-related purchases	1,028	1,141	(113)
Purchased electric capacity	108	108	—
Purchased gas	792	1,007	(215)

Net revenue	2,240	2,330	(90)

Other operations and maintenance	1,068	1,234	(166)
Depreciation, depletion and amortization	269	279	(10)
Other taxes	169	153	16
Other income (loss)	71	(61)	132
Interest and related charges	183	219	(36)
Income tax expense	295	141	154
Income (loss) from discontinued operations	(149)	9	(158)

An analysis of Dominion’s results of operations follows:

First Quarter 2010 vs. 2009

Net revenue decreased 4%, primarily reflecting:

•

A $98 million decrease from merchant generation operations, primarily reflecting a $73 million decrease in realized prices and an $18 million increase in fuel expense reflecting higher fuel prices and increased consumption at certain fossil generation facilities;

•	A $30 million decrease from regulated gas distribution operations, primarily reflecting reduced rider revenue associated with the recovery of deferred bad debt expense;

•	A $26 million decrease in sales of gas production from E&P operations primarily reflecting the expiration of VPP royalty interests;

•

A $26 million decrease from producer services primarily related to less favorable price changes on economic hedging positions associated with natural gas aggregation, marketing and trading activities; and

•	A $17 million decrease in net gas revenue from retail energy marketing operations primarily due to lower sales prices.

These decreases were partially offset by:

•	A $46 million increase in net revenue from electric utility operations, primarily reflecting an increase resulting from Riders R, S and T;

•	A $42 million increase reflecting a benefit resulting from the discontinuance of hedge accounting for certain gas derivatives; and

•	A $34 million increase related to gas transmission operations largely due to the completion of the Cove Point expansion project in the first quarter of 2009.

Other operations and maintenance expense decreased 13%, primarily reflecting the combined effects of:

•	A $434 million decrease in ceiling test impairment charges related to the carrying value of E&P properties resulting from declines in natural gas and oil prices; partially offset by

•

A $326 million increase primarily due to charges related to a workforce reduction program. As a result of the program, Dominion expects to avoid future annualized operations and maintenance expenses of approximately $100 million that would have otherwise been incurred.

Other taxes increased 10% primarily due to higher payroll taxes associated with a workforce reduction program.

Other income (loss) increased $132 million primarily due to the impact of net realized gains (including investment income) on merchant nuclear decommissioning trust funds in 2010 as compared to net realized losses (net of investment income) in 2009.

Interest and related charges decreased 16%, primarily due to a benefit resulting from the discontinuance of hedge accounting for certain interest rate derivatives.

Income tax expense increased by 109%, primarily reflecting higher pre-tax income in 2010 and a $57 million charge related to 2010 health care law changes that eliminated tax deductions for a portion of certain retiree health care costs.

Loss from discontinued operations primarily reflects a loss on the sale of Peoples in February 2010.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
First Quarter	2010	2009	$ Change	2010	2009	$ Change
(millions, except EPS)
DVP	$114	$115	$(1)	$0.19	$0.20	$(0.01)
Dominion Generation	325	369	(44)	0.54	0.63	(0.09)
Dominion Energy	175	177	(2)	0.29	0.30	(0.01)

Primary operating segments	614	661	(47)	1.02	1.13	(0.11)
Corporate and Other	(440)	(413)	(27)	(0.73)	(0.71)	(0.02)

Consolidated	$174	$248	$(74)	$0.29	$0.42	$(0.13)

DVP

Presented below are selected operating statistics related to DVP’s operations:

	First Quarter
	2010	2009	% Change
Electricity delivered (million MWh)	21.2	21.3	—%
Degree days (electric distribution service area):
Cooling(1)	—	4	(100)
Heating(2)	2,126	2,163	(2)
Average electric distribution customer accounts (thousands)(3)	2,417	2,400	1
Average retail energy marketing customer accounts (thousands)(3)	1,954	1,631	20

(1)	Cooling degree days are units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, and are calculated as the difference between 65 degrees and the average temperature for that day.
(2)	Heating degree days are units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, and are calculated as the difference between 65 degrees and the average temperature for that day.
(3)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	First Quarter 2010 vs. 2009 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Storm damage and restoration services – electric distribution operations	$(6)	$(0.01)
Retail energy marketing operations	(4)	(0.01)
Regulated electric sales:
Rate adjustment clause(1)	12	0.02
Weather( [2] )	4	0.01
Other	(2)	—
Other(3)	(5)	(0.01)
Share dilution	—	(0.01)

Change in net income contribution	$(1)	$(0.01)

(1)	Reflects the impact of Rider T.
(2)	Largely due to the impact of favorable weather in January and February of 2010.
(3)	Primarily reflects an increase in certain net transmission-related expenditures for which recovery through Rider T commenced September 1, 2009.

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	First Quarter
	2010	2009	% Change
Electricity supplied (million MWh):
Utility	21.2	21.3	—%
Merchant	12.4	12.6	(2)
Degree days (electric utility service area):
Cooling	—	4	(100)
Heating	2,126	2,163	(2)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	First Quarter 2010 vs. 2009 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(71)	$(0.12)
Energy supply margin(1)	(8)	(0.01)
Regulated electric sales:
Rate adjustment clause(2)	25	0.04
Weather(3)	7	0.01
Other(4)	(8)	(0.01)
Outage costs	9	0.02
Other	2	—
Share dilution	—	(0.02)

Change in net income contribution	$(44)	$(0.09)

(1)	Primarily reflects a reduced benefit from FTRs.
(2)	Reflects the impact of Riders R and S.
(3)	Largely due to the impact of favorable weather in January and February of 2010.
(4)	Primarily reflects the impact of unfavorable economic conditions on customer usage and other factors.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	First Quarter
	2010	2009	% Change
Gas distribution throughput (bcf):
Sales	15	28	(46)%
Transportation	99	86	15
Heating degree days (gas distribution service area)	2,947	3,100	(5)
Average gas distribution customer accounts (thousands)(1):
Sales	261	456	(43)
Transportation	1,055	868	22
Production(2) (bcfe):	12.2	14.4	(15)
Average realized prices without hedging results (per mcfe)	$5.36	$5.04	6
Average realized prices with hedging results (per mcfe)	6.52	7.90	(17)
DD&A (unit of production rate per mcfe)	1.28	1.90	(33)
Average production (lifting) cost (per mcfe)	1.35	1.24	9

(1)	Period average.
(2)	Includes natural gas, natural gas liquids and oil. Production includes 2.3 bcfe for the quarter ended March 31, 2009 associated with the VPP royalty interests. There was no production related to VPPs for the quarter ended March 31, 2010 due to the expiration of these interests in February 2009.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	First Quarter 2010 vs. 2009 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Producer services	$(16)	$(0.02)
Gas and oil – production	(12)	(0.02)
Cove Point expansion revenue	20	0.03
DD&A – gas and oil	7	0.01
Other	(1)	—
Share dilution	—	(0.01)

Change in net income contribution	$(2)	$(0.01)

As discussed further in Note 3 to the Consolidated Financial Statements, in March 2010, Dominion entered into an agreement to sell substantially all of its Appalachian E&P operations, resulting in the discontinuance of hedge accounting for certain gas derivatives. Remaining hedges in place for Dominion’s Appalachian E&P operations are no longer significant.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2010	2009	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(215)	$(335)	$120
Specific items attributable to corporate operations:
Peoples discontinued operations	(149)	9	(158)
Other	(38)	—	(38)

Total specific items	(402)	(326)	(76)
Other corporate operations	(38)	(87)	49

Total net expense	$(440)	$(413)	$(27)

EPS impact	$(0.73)	$(0.71)	$(0.02)

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements for discussion of these items.

Other Corporate Operations

First Quarter 2010 vs. 2009

Net expenses decreased $49 million primarily due to a $23 million benefit resulting from the discontinuance of hedge accounting for certain interest rate derivatives and a $17 million decrease in the portion of the interim income tax provision reportable in other corporate operations.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

First Quarter	2010	2009	$ Change
(millions)
Net income	$95	$204	$(109)

Overview

First Quarter 2010 vs. 2009

Net income decreased 53%, primarily reflecting charges related to a workforce reduction program.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2010	2009	$ Change
(millions)
Operating revenue	$1,739	$1,859	$(120)
Electric fuel and other energy-related purchases	632	794	(162)
Purchased electric capacity	107	108	(1)

Net revenue	1,000	957	43

Other operations and maintenance	519	347	172
Depreciation and amortization	163	157	6
Other taxes	64	51	13
Other income	14	9	5
Interest and related charges	88	87	1
Income tax expense	85	120	(35)

An analysis of Virginia Power’s results of operations follows:

First Quarter 2010 vs. 2009

Net revenue increased 4%, primarily reflecting an increase resulting from Riders R, S and T.

Other operations and maintenance expense increased 50%, primarily reflecting charges related to a workforce reduction program. As a result of the program, Virginia Power expects to avoid future annualized operations and maintenance expenses of approximately $50 million that would have otherwise been incurred.

Other taxes increased 25% primarily due to higher payroll taxes associated with a workforce reduction program ($7 million) and higher property taxes primarily reflecting the impact of unfavorable changes in rates and assessments ($4 million).

Income tax expense decreased 29%, primarily reflecting lower pre-tax income in 2010, partially offset by a $17 million charge related to 2010 health care law changes that eliminated tax deductions for a portion of certain retiree health care costs.

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	First Quarter
	2010	2009	$ Change
(millions)
DVP	$93	$90	$3
Dominion Generation	143	121	22

Primary operating segments	236	211	25
Corporate and Other	(141)	(7)	(134)

Consolidated	$95	$204	$(109)

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	First Quarter
	2010	2009	% Change
Electricity delivered (million MWh)	21.2	21.3	—%
Degree days:
Cooling(1)	—	4	(100)
Heating(2)	2,126	2,163	(2)
Average electric distribution customer accounts (thousands)(3)	2,417	2,400	1

(1)	Cooling degree days are units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, and are calculated as the difference between 65 degrees and the average temperature for that day.
(2)	Heating degree days are units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, and are calculated as the difference between 65 degrees and the average temperature for that day.
(3)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

First Quarter 2010 vs. 2009 Increase (Decrease)
(millions)
Regulated electric sales:
Rate adjustment clause(1)	$12
Weather(2)	4
Other	(2)
Storm damage and service restoration – electric distribution operations	(6)
Other(3)	(5)

Change in net income contribution	$3

(1)	Reflects the impact of Rider T.
(2)	Largely due to the impact of favorable weather in January and February of 2010.
(3)	Primarily reflects an increase in certain net transmission-related expenditures for which recovery through Rider T commenced September 1, 2009.

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	First Quarter
	2010	2009	% Change
Electricity supplied (million MWh)	21.2	21.3	—%
Degree days:
Cooling	—	4	(100)
Heating	2,126	2,163	(2)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

First Quarter 2010 vs. 2009 Increase (Decrease)
(millions)
Regulated electric sales:
Rate adjustment clause(1)	$25
Weather(2)	7
Other(3)	(8)
Outage costs	6
Energy supply margin(4)	(8)

Change in net income contribution	$22

(1)	Reflects the impact of Riders R and S.
(2)	Largely due to the impact of favorable weather in January and February of 2010.
(3)	Primarily reflects the impact of unfavorable economic conditions on customer usage and other factors.
(4)	Primarily reflects a reduced benefit from FTRs.

Corporate and Other

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements for discussion of these items.

Liquidity and Capital Resources

Dominion and Virginia Power depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities. Proceeds from the sale of Dominion’s Appalachian E&P operations, which is expected to close April 30, 2010, will be used to offset Dominion’s equity needs for 2010 and 2011, repurchase common stock, fund a contribution to Dominion’s employee benefit plans and offset the impact of Virginia Power’s rate case settlement.

At March 31, 2010, Dominion had $4.3 billion of unused capacity under its credit facilities, including $2.7 billion of unused capacity under a joint credit facility available to Virginia Power.

A summary of Dominion’s cash flows is presented below:

	2010	2009
(millions)
Cash and cash equivalents at January 1(1)	$50	$71
Cash flows provided by (used in):
Operating activities	1,650	1,481
Investing activities	(171)	(874)
Financing activities	(1,444)	(531)

Net increase in cash and cash equivalents	35	76

Cash and cash equivalents at March 31(2)	$85	$147

(1)	2010 and 2009 amounts include $2 million and $5 million, respectively, of cash classified as held for sale in Dominion’s Consolidated Balance Sheets.
(2)	2009 amount includes $6 million of cash classified as held for sale in Dominion’s Consolidated Balance Sheet.

A summary of Virginia Power’s cash flows is presented below:

	2010	2009
(millions)
Cash and cash equivalents at January 1	$19	$27
Cash flows provided by (used in):
Operating activities	769	684
Investing activities	(611)	(608)
Financing activities	(124)	(76)

Net increase in cash and cash equivalents	34	—

Cash and cash equivalents at March 31	$53	$27

Operating Cash Flows

Net cash provided by Dominion’s operating activities increased by $169 million primarily due to lower income tax payments, a higher contribution from gas transmission operations due to the completion of the Cove Point expansion project, and favorable changes in other working capital items including lower margin collateral requirements, partially offset by lower deferred fuel and gas cost recoveries, and lower margins in merchant generation operations.

Net cash provided by Virginia Power’s operating activities increased by $85 million, primarily due to the favorable impact of weather and net changes in other working capital items, as well as lower income tax payments in 2010, partially offset by lower deferred fuel cost recoveries. Virginia Power believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and provide dividends to Dominion.

The Companies’ operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows which are discussed in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of March 31, 2010 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$834	$178	$656
Non-investment grade(2)	21	10	11
No external ratings:
Internally rated—investment grade(3)	129	—	129
Internally rated—non-investment grade(4)	55	—	55

Total	$1,039	$188	$851

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 39% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 9% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 4% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Presented below is a summary of Virginia Power’s gross credit exposure as of March 31, 2010, for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$6	$2	$4
Non-investment grade(2)	20	10	10
No external ratings:
Internally rated—investment grade(3)	1	—	1
Internally rated—non-investment grade	—	—	—

Total	$27	$12	$15

(1)	Designations as investment grade are based on minimum credit ratings assigned by Moody’s and Standard & Poor’s. The four counterparty exposures, combined, for this category represented approximately 27% of the total net credit exposure.
(2)	The two counterparty exposures, combined, for this category represented approximately 64% of the total net credit exposure.
(3)	The only counterparty exposure for this category represented approximately 10% of the total net credit exposure.

Investing Cash Flows

Net cash used in Dominion’s investing activities decreased by $703 million primarily reflecting proceeds received in February 2010 from the sale of Peoples.

Net cash used in Virginia Power’s investing activities did not change significantly as compared to 2009.

Financing Cash Flows and Liquidity

Dominion and Virginia Power rely on banks and capital markets as significant sources of funding for capital requirements not satisfied by cash provided by their operations. As discussed further in the Credit Ratings and Debt Covenants sections below, the Companies’ ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC and, in the case of Virginia Power, approval by the Virginia Commission.

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

Net cash used in Dominion’s financing activities increased by $913 million, primarily due to higher short-term debt repayments and net repurchases of common stock in 2010 as compared to issuances of common stock in 2009. This reflects the use of proceeds from the sale of Peoples, repurchases of common stock based on anticipated proceeds from the sale of Dominion’s Appalachian E&P operations, as well as higher cash flow from operations.

Net cash used in Virginia Power’s financing activities increased by $48 million, primarily due to net debt repayments in 2010 as compared to net debt issuances in 2009 as a result of higher cash flow from operations.

See Note 14 to the Consolidated Financial Statements for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions, including stock repurchases.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2010, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. As of March 31, 2010, there have been no changes to, or events of default under, the Companies’ debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2010, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010, Dominion’s planned capital expenditures for 2010, 2011 and 2012 are expected to total approximately $3.6 billion, $3.4 billion and $3.8 billion, respectively. The decrease in planned capital expenditures, as compared to the amounts originally forecasted in Dominion’s Annual Report on Form 10-K for the year ended December 31, 2009, primarily reflects the pending sale of Dominion’s Appalachian E&P operations. As of March 31, 2010, there have been no material changes to Virginia Power’s planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Off-Balance Sheet Arrangements

Other than a $134 million reduction in guarantees issued to third parties and equity method investees, as of March 31, 2010, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in Dominion’s Annual Report on Form 10-K for the year ended December 31, 2009.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s and Virginia Power’s Consolidated Financial Statements that may impact the Companies’ future results of operations and/or financial condition. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

Regulatory Matters

See Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and Note 12 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and Note 15 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

Sale of Appalachian E&P Operations

As discussed further in Note 3 to the Consolidated Financial Statements, in March 2010, Dominion entered into an agreement to sell substantially all of its Appalachian E&P operations. The transaction, which is expected to close by April 30, 2010, will further reduce Dominion’s exposure to commodity prices, increase the proportion of Dominion’s earnings from regulated operations and is expected to reduce Dominion’s on-going capital expenditures by approximately $200 million per year.

Collective Bargaining Agreement

The contract between Dominion and Local 69 expired on April 1, 2010. The parties began negotiations in February 2010. While the parties have not yet reached agreement, they are continuing negotiations and Local 69 has given notice that employees will continue to work under the terms and conditions of the expired agreement for a reasonable period of time. Local 69 represents about 870 DTI employees in West Virginia, New York, Pennsylvania, Ohio and Virginia and about 160 Hope employees in West Virginia.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The matters discussed in this Item may contain “forward-looking statements” as described in the introductory paragraphs under Part I, Item 2. MD&A of this Form 10-Q. The reader’s attention is directed to those paragraphs for discussion of various risks and uncertainties that may impact Dominion and Virginia Power.

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

A hypothetical 10% unfavorable change in market prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $117 million and $150 million as of March 31, 2010 and December 31, 2009, respectively. A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $13 million and $11 million in the fair value of Dominion’s commodity-based financial derivative instruments held for trading purposes as of March 31, 2010 and December 31, 2009, respectively.

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $4 million and $3 million in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of March 31, 2010 and December 31, 2009, respectively.

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

Interest Rate Risk

Dominion and Virginia Power may use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. At March 31, 2010, Dominion and Virginia Power had $1.1 billion and $550 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. At March 31, 2010, a hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $22 million and $9 million in the fair value of these interest rate derivatives held by Dominion and Virginia Power, respectively. At December 31, 2009, Dominion and Virginia Power had $1.7 billion and $850 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. At December 31, 2009, a hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $62 million and $33 million in the fair value of these interest rate derivatives held by Dominion and Virginia Power, respectively. In the three months ended March 31, 2010, Dominion recognized a $23 million after-tax benefit, recorded in interest and related charges in its Consolidated Statement of Income, reflecting the discontinuance of hedge accounting for certain of these interest rate derivatives since it became probable that the forecasted interest payments would not occur.

The impact of a change in market interest rates on these anticipatory hedges at a point in time is not necessarily representative of the results that will be realized when such contracts are settled. Net gains and/or losses from interest rate derivatives used for anticipatory hedging purposes, to the extent realized, will generally be amortized over the life of the respective debt issuance and associated interest payments being hedged.

Investment Price Risk

Dominion and Virginia Power are subject to investment price risk due to securities held as investments in decommissioning trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in the Consolidated Balance Sheets at fair value.

Dominion recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $58 million and $29 million for the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively. Dominion recognized net realized losses (net of investment income) on nuclear decommissioning trust investments of $138 million for the three months ended March 31, 2009. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. For the three months ended March 31, 2010 and 2009 and the year ended December 31, 2009, Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $52 million, $32 million and $349 million, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $28 million for the three months ended March 31, 2010. Virginia Power recognized net realized losses (net of investment income) on nuclear decommissioning trust investments of $72 million and $3 million for the three months ended March 31, 2009 and for the year ended December 31, 2009, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $18 million, $23 million and $149 million for the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009, respectively.

Dominion sponsors employee pension and other postretirement benefit plans, in which Dominion’s and Virginia Power’s employees participate, that hold investments in trusts to fund benefit payments. If the values of investments held in these trusts decline, it will result in future increases in the periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

ITEM 4.	CONTROLS AND PROCEDURES

Senior management of each of Dominion and Virginia Power, including Dominion’s and Virginia Power’s CEO and CFO, evaluated the effectiveness of each of their respective Companies’ disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, both Dominion’s and Virginia Power’s CEO and CFO have concluded that each of the Companies’ disclosure controls and procedures are effective.

There were no changes in either Dominion’s or Virginia Power’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, either of the Companies’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, Dominion and Virginia Power are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Companies, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Companies and their subsidiaries are involved in various legal proceedings. Dominion and Virginia Power believe that the ultimate resolution of these proceedings will not have a material adverse effect on their financial position, liquidity or results of operations. See Notes 12 and 15 to the Consolidated Financial Statements for discussions on various environmental and other regulatory proceedings to which the Companies are a party.

ITEM 1A.	RISK FACTORS

Dominion’s and Virginia Power’s businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, which should be taken into consideration when reviewing the information contained in this report. Other than the risk factor discussed below, there have been no material changes with regard to the risk factors previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

The base rates of Virginia Power are subject to regulatory review. As a result of the Regulation Act, in 2009 the Virginia Commission commenced its review of the base rates of Virginia Power under a modified cost-of-service model. That review culminated in a final order in March 2010, in which the Commission ordered that Virginia Power’s base rates be frozen at their pre-September 1, 2009 levels until December 1, 2013. In 2011, however, the Virginia Commission will review Virginia Power’s earnings for 2009 and 2010 and may order a credit to customers of a portion of such earnings that are more than 50 basis points above the ROE of 11.9% established in the March 2010 order. After 2011, the Commission will review the rates and earnings of Virginia Power on a biennial basis and may order a credit to customers for a portion or all (under certain circumstances) of earnings more than 50 basis points above the ROE adopted in such proceedings, and may reduce rates if Virginia Power is found to have had excess earnings as defined by statute during two consecutive biennial review periods.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

There were no unregistered sales of Dominion’s equity securities during the first quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(2)
1/1/10-1/31/10	886	$38.16		N/A	$53,971,148 shares/ 2.68 billion
2/1/10-2/28/10	5,764	36.57		N/A	$53,971,148 shares/ 2.68 billion
3/1/10-3/31/10	4,740,272	40.36		4,734,000	$49,237,148 shares/ 2.49 billion
Total	4,746,922	$40.35	(3)	4,734,000	$49,237,148 shares/ 2.49 billion

(1)	Amount includes registered shares tendered by employees to satisfy tax withholding obligations on vested restricted and goal-based stock.
(2)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.
(3)	Represents the weighted-average price paid per share during the first quarter of 2010.

ITEM 6.	EXHIBITS

(a) Exhibits:

Exhibit Number	Description	Dominion	Virginia Power

2	Purchase and Sale Agreement by and among Dominion Resources, Inc., Dominion Transmission, Inc., Dominion Energy, Inc. and CONSOL Energy Holdings LLC VI, dated as of March 14, 2010 (Exhibit 99.1, Form 8-K filed March 15, 2010, File No. 1-8489).	X

3.1.a	Dominion Resources, Inc. Articles of Incorporation as in effect August 9, 1999, as amended effective March 12, 2001 (Exhibit 3.1, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended November 9, 2007 (Exhibit 3, Form 8-K filed November 9, 2007, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Restated Articles of Incorporation, as in effect on October 28, 2003 (Exhibit 3.1, Form 10-Q for the quarter ended September 30, 2003 filed November 7, 2003, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective February 26, 2010 (Exhibit 3.2.a, Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

31.a	Certification by Dominion Resources, Inc.’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Dominion Resources, Inc.’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Virginia Electric and Power Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Virginia Electric and Power Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the SEC by Dominion Resources, Inc.’s CEO and CFO, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

32.b	Certification to the SEC by Virginia Electric and Power Company’s CEO and CFO, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^	The following financial statements from Dominion Resources Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on April 29, 2010 formatted in XBRL: (1) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.	X	X

^	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

April 29, 2010	/S/ ASHWINI SAWHNEY
Ashwini Sawhney Vice President and Controller (Chief Accounting Officer)

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

April 29, 2010	/S/ ASHWINI SAWHNEY
Ashwini Sawhney Vice President - Accounting (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power

2	Purchase and Sale Agreement by and among Dominion Resources, Inc., Dominion Transmission, Inc., Dominion Energy, Inc. and CONSOL Energy Holdings LLC VI, dated as of March 14, 2010 (Exhibit 99.1, Form 8-K filed March 15, 2010, File No. 1-8489).	X

3.1.a	Dominion Resources, Inc. Articles of Incorporation as in effect August 9, 1999, as amended effective March 12, 2001 (Exhibit 3.1, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended November 9, 2007 (Exhibit 3, Form 8-K filed November 9, 2007, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Restated Articles of Incorporation, as in effect on October 28, 2003 (Exhibit 3.1, Form 10-Q for the quarter ended September 30, 2003 filed November 7, 2003, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective February 26, 2010 (Exhibit 3.2.a, Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

31.a	Certification by Dominion Resources, Inc.’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Dominion Resources, Inc.’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Virginia Electric and Power Company’s CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Virginia Electric and Power Company’s CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the SEC by Dominion Resources, Inc.’s CEO and CFO, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

32.b	Certification to the SEC by Virginia Electric and Power Company’s CEO and CFO, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101	The following financial statements from Dominion Resources Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on April 29, 2010 formatted in XBRL: (1) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.	X	X