Form 10-Q
period 2010-06-30
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2010-08-02
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

State or other jurisdiction of incorporation or organization of the registrants: Virginia

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

At June 30, 2010, the latest practicable date for determination, Dominion Resources, Inc. had 589,130,663 shares of common stock outstanding and Virginia Electric and Power Company had 256,310 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representations as to the information relating to Dominion Resources, Inc.’s other operations.

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
AMR	Automated meter reading program deployed by Dominion East Ohio
ARO	Asset retirement obligation
bcf	Billion cubic feet
bcfe	Billion cubic feet equivalent
Bear Garden	A 580 MW combined cycle, natural gas-fired power station under construction in Buckingham County, Virginia
BREDL	Blue Ridge Environmental Defense League
BP	BP Alternative Energy, Inc.
Brayton Point	Brayton Point power station
CAA	Clean Air Act
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COL	Combined Construction Permit and Operating License
CONSOL	CONSOL Energy, Inc.
DD&A	Depreciation, depletion and amortization expense
DEI	Dominion Energy, Inc.
Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	Department of Energy
Dominion

The legal entity, Dominion Resources, Inc., one or more of Dominion Resources, Inc.’s consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Direct®	A dividend reinvestment and open enrollment direct stock purchase plan
DRS	Dominion Resources Services, Inc.
DSM	Demand-side management
DTI	Dominion Transmission, Inc.
DVP	Dominion Virginia Power operating segment
ECCP	Energy Conservation Council of Pennsylvania
E&P	Exploration & production
EPA	Environmental Protection Agency
EPS	Earnings per share
Fairless	Fairless power station
Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP in Benton County, Indiana
FERC	Federal Energy Regulatory Commission
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
Hope	Hope Gas, Inc.
Kewaunee	Kewaunee power station
kV	Kilovolt
kWh	Kilowatt-hour
LNG	Liquefied natural gas
Local 69	Utility Workers’ Union of America, AFL-CIO, Local 69
mcfe	Thousand cubic feet equivalent
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Meadow Brook-to-Loudoun line

Project to construct an approximately 270-mile 500-kV transmission line that begins in southwestern Pennsylvania, crosses West Virginia, and terminates in northern Virginia, of which Virginia Power will construct approximately 65 miles in Virginia and Trans-Allegheny Interstate Line Company will construct the remainder

Millstone	Millstone power station
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour

Abbreviation or Acronym	Definition
NAAQS	National Ambient Air Quality Standard
NedPower	A wind-turbine facility joint venture between Dominion and Shell WindEnergy Inc. in Grant County, West Virginia
NGLs	Natural gas liquids
North Anna	North Anna power station
NOX	Nitrogen oxide
NO2	Nitrogen dioxide
NRC	Nuclear Regulatory Commission
ODEC	Old Dominion Electric Cooperative
Pennsylvania Commission	Pennsylvania Public Utility Commission
Peoples	The Peoples Natural Gas Company
PIR	Pipeline infrastructure replacement program deployed by Dominion East Ohio
PJM	PJM Interconnection, LLC
PNG Companies LLC	An indirect subsidiary of SteelRiver Infrastructure Fund North America
RCRA	Resource Conservation and Recovery Act
Riders C1 and C2	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs
Rider R	A rate adjustment clause associated with recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider T	A rate adjustment clause associated with the recovery of certain transmission-related expenditures
ROE	Return on equity
RTEP	Regional transmission expansion plan
RTO	Regional transmission organization
Salem Harbor	Salem Harbor power station
SEC	Securities and Exchange Commission
SELC	Southern Environmental Law Center
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
State Line	State Line power station
Surry	Surry power station
the Companies	Dominion and Virginia Power, collectively
U.S.	United States of America
US-APWR	Mitsubishi Heavy Industry’s Advanced Pressurized Water Reactor
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia City Hybrid Energy Center	A 585 MW (nominal) carbon-capture compatible, clean coal powered electric generation facility under construction in Wise County, Virginia
Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries
VPDES	Virginia Pollutant Discharge Elimination System
VPP	Volumetric production payment
West Virginia Commission	Public Service Commission of West Virginia

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009(1)	2010	2009(1)
(millions, except per share amounts)
Operating Revenue	$3,333	$3,406	$7,501	$7,992

Operating Expenses
Electric fuel and other energy-related purchases	956	998	1,984	2,139
Purchased electric capacity	109	105	217	213
Purchased gas	391	351	1,183	1,358
Other operations and maintenance	853	685	1,921	1,919
Depreciation, depletion and amortization	262	271	531	550
Other taxes	119	107	288	260

Total operating expenses	2,690	2,517	6,124	6,439

Gain on sale of Appalachian E&P operations	2,467	—	2,467	—

Income from operations	3,110	889	3,844	1,553

Other income (loss)	(25)	69	46	8
Interest and related charges	188	220	371	439

Income from continuing operations including noncontrolling interests before income tax expense	2,897	738	3,519	1,122
Income tax expense	1,134	265	1,429	406

Income from continuing operations including noncontrolling interests	1,763	473	2,090	716
Income (loss) from discontinued operations(2)	2	(15)	(147)	(6)

Net Income Including Noncontrolling Interests	1,765	458	1,943	710
Noncontrolling Interests	4	4	8	8

Net Income Attributable to Dominion	$1,761	$454	$1,935	$702

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$1,759	$469	$2,082	$708
Income (loss) from discontinued operations, net of tax	2	(15)	(147)	(6)

Net income attributable to Dominion	$1,761	$454	$1,935	$702

Earnings Per Common Share – Basic and Diluted
Income from continuing operations	$2.98	$0.79	$3.50	$1.20
Income (loss) from discontinued operations	—	(0.03)	(0.25)	(0.01)

Net income attributable to Dominion	$2.98	$0.76	$3.25	$1.19

Dividends paid per common share	$0.4575	$0.4375	$0.915	$0.875

(1)	Our Consolidated Statements of Income for the three and six months ended June 30, 2009 have been recast to reflect Peoples as discontinued operations, as discussed in Note 3.
(2)	Includes income tax expense of $1 million and $28 million for the three months ended June, 2010 and 2009, respectively, and $13 million and $54 million for the six months ended June 30, 2010 and 2009, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$411	$48
Customer receivables (less allowance for doubtful accounts of $32 and $31)	1,739	2,050
Other receivables (less allowance for doubtful accounts of $9 and $14)	135	130
Inventories	1,107	1,185
Derivative assets	1,029	1,128
Assets held for sale	—	1,018
Prepayments	107	405
Other investments	900	—
Other	947	853

Total current assets	6,375	6,817

Investments
Nuclear decommissioning trust funds	2,558	2,625
Investment in equity method affiliates	581	595
Other	275	272

Total investments	3,414	3,492

Property, Plant and Equipment
Property, plant and equipment	38,350	39,036
Accumulated depreciation, depletion and amortization	(12,892)	(13,444)

Total property, plant and equipment, net	25,458	25,592

Deferred Charges and Other Assets
Goodwill	3,141	3,354
Regulatory assets	1,271	1,390
Other	2,129	1,909

Total deferred charges and other assets	6,541	6,653

Total assets	$41,788	$42,554

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2010	December 31, 2009(1)
(millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year	$895	$1,137
Short-term debt	—	1,295
Accounts payable	1,286	1,401
Accrued taxes	1,083	152
Accrued interest and payroll	392	524
Derivative liabilities	717	679
Liabilities held for sale	—	428
Regulatory liabilities	362	536
Other	936	681

Total current liabilities	5,671	6,833

Long-Term Debt
Long-term debt	13,614	13,730
Junior subordinated notes payable to affiliates	268	268
Enhanced junior subordinated notes	1,467	1,483

Total long-term debt	15,349	15,481

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,000	4,244
Asset retirement obligations	1,540	1,605
Pension and other postretirement benefit liabilities	1,145	1,260
Regulatory liabilities	1,198	1,215
Other	482	474

Total deferred credits and other liabilities	8,365	8,798

Total liabilities	29,385	31,112

Commitments and Contingencies (see Note 15)
Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholders’ Equity
Common stock – no par(2)	6,079	6,525
Other paid-in capital	190	185
Retained earnings	6,077	4,686
Accumulated other comprehensive loss	(200)	(211)

Total common shareholders’ equity	12,146	11,185

Total liabilities and shareholders’ equity	$41,788	$42,554

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 589 million and 599 million shares outstanding at June 30, 2010 and December 31, 2009, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2010	2009
(millions)
Operating Activities
Net income including noncontrolling interests	$1,943	$710
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Gain from sale of Appalachian E&P operations	(2,467)	—
Loss from sale of Peoples	113	—
Accrued charges related to workforce reduction program	288	—
Impairment of merchant generation facility	163	—
Impairment of gas and oil properties	21	455
Depreciation, depletion and amortization (including nuclear fuel)	629	640
Deferred income taxes and investment tax credits	(210)	(447)
Contribution to employee pension plans	(250)	—
Base rate case refunds	(203)	—
Other adjustments	96	33
Changes in:
Accounts receivable	312	623
Inventories	91	40
Deferred fuel and purchased gas costs	(46)	490
Prepayments	299	(13)
Accounts payable	(131)	(529)
Accrued interest, payroll and taxes	791	(43)
Margin deposit assets and liabilities	5	(137)
Other operating assets and liabilities	(38)	80

Net cash provided by operating activities	1,406	1,902

Investing Activities
Plant construction and other property additions	(1,654)	(1,788)
Proceeds from the sale of Appalachian E&P operations	3,450	—
Proceeds from the sale of Peoples	741	—
Proceeds from sale of securities	1,140	727
Purchases of securities	(2,064)	(760)
Other	48	33

Net cash provided by (used in) investing activities	1,661	(1,788)

Financing Activities
Repayment of short-term debt, net	(1,295)	(951)
Issuance of long-term debt	—	1,195
Repayment of long-term debt	(411)	(133)
Issuance of common stock	48	314
Repurchase of common stock	(500)	—
Common dividend payments	(544)	(516)
Subsidiary preferred dividend payments	(8)	(8)
Other	4	(20)

Net cash used in financing activities	(2,706)	(119)

Increase (decrease) in cash and cash equivalents	361	(5)
Cash and cash equivalents at beginning of period(1)	50	71

Cash and cash equivalents at end of period(2)	$411	$66

Supplemental Cash Flow Information:
Significant noncash investing and financing activities
Accrued capital expenditures	$215	$189
Debt for equity exchange	—	56

(1)	2010 and 2009 amounts include $2 million and $5 million, respectively, of cash classified as held for sale in Dominion’s Consolidated Balance Sheets.
(2)	2009 amount includes $2 million of cash classified as held for sale in Dominion’s Consolidated Balance Sheet.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions)
Operating Revenue	$1,711	$1,675	$3,450	$3,534

Operating Expenses
Electric fuel and other energy-related purchases	589	685	1,221	1,479
Purchased electric capacity	108	104	215	212
Other operations and maintenance:
Affiliated suppliers	88	100	208	201
Other	229	281	628	527
Depreciation and amortization	165	160	328	317
Other taxes	53	46	117	97

Total operating expenses	1,232	1,376	2,717	2,833

Income from operations	479	299	733	701

Other income	28	23	42	32
Interest and related charges	83	87	171	174

Income before income tax expense	424	235	604	559
Income tax expense	157	86	242	206

Net Income	267	149	362	353
Preferred dividends	4	4	8	8

Balance available for common stock	$263	$145	$354	$345

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$15	$19
Customer accounts receivable (less allowance for doubtful accounts of $10 and $12)	859	880
Other receivables (less allowance for doubtful accounts of $6 at both dates)	64	72
Inventories (average cost method)	590	614
Prepayments	171	52
Other	347	459

Total current assets	2,046	2,096

Investments
Nuclear decommissioning trust funds	1,178	1,204
Other	3	4

Total investments	1,181	1,208

Property, Plant and Equipment
Property, plant and equipment	26,666	25,643
Accumulated depreciation and amortization	(9,567)	(9,314)

Total property, plant and equipment, net	17,099	16,329

Deferred Charges and Other Assets
Intangible assets	220	217
Regulatory assets	236	200
Other	236	68

Total deferred charges and other assets	692	485

Total assets	$21,018	$20,118

(1) Virginia Power’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2010	December 31, 2009(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$363	$245
Short-term debt	—	442
Accounts payable	436	390
Payables to affiliates	83	67
Affiliated current borrowings	763	2
Accrued interest, payroll and taxes	189	213
Regulatory liabilities	322	491
Other	439	358

Total current liabilities	2,595	2,208

Long-Term Debt	6,086	6,213

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,397	2,359
Asset retirement obligations	651	636
Regulatory liabilities	977	995
Other	296	277

Total deferred credits and other liabilities	4,321	4,267

Total liabilities	13,002	12,688

Commitments and Contingencies (see Note 15)
Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock—no par(2)	5,171	4,738
Other paid-in capital	1,110	1,110
Retained earnings	1,464	1,299
Accumulated other comprehensive income	14	26

Total common shareholder’s equity	7,759	7,173

Total liabilities and shareholder’s equity	$21,018	$20,118

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.
(2)	300,000 shares authorized; 256,310 and 241,710 shares outstanding at June 30, 2010 and December 31, 2009, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2010	2009
(millions)
Operating Activities
Net income	$362	$353
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued charges related to workforce reduction program	114	—
Depreciation and amortization (including nuclear fuel)	383	367
Deferred income taxes and investment tax credits	129	(103)
Base rate case refunds	(203)	—
Other adjustments	(29)	(14)
Changes in:
Accounts receivable	28	18
Affiliated accounts receivable and payable	18	(24)
Inventories	23	(44)
Deferred fuel expenses	(51)	331
Accounts payable	20	(27)
Accrued interest, payroll and taxes	(24)	(18)
Prepayments	(119)	(61)
Other operating assets and liabilities	(92)	133

Net cash provided by operating activities	559	911

Investing Activities
Plant construction and other property additions	(1,041)	(1,125)
Purchases of nuclear fuel	(63)	(69)
Purchases of securities	(724)	(346)
Proceeds from sales of securities	711	330
Other	5	(47)

Net cash used in investing activities	(1,112)	(1,257)

Financing Activities
Issuance (repayment) of short-term debt, net	(442)	83
Issuance of affiliated current borrowings, net	1,194	105
Issuance of long-term debt	—	460
Repayment of long-term debt	(9)	(119)
Common dividend payments	(189)	(176)
Preferred dividend payments	(8)	(8)
Other	3	3

Net cash provided by financing activities	549	348

Increase (decrease) in cash and cash equivalents	(4)	2
Cash and cash equivalents at beginning of period	19	27

Cash and cash equivalents at end of period	$15	$29

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$160	$103
Conversion of short-term borrowings payable to Dominion to equity	433	—

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

As discussed in Note 3, Dominion completed the sales of its Pennsylvania gas distribution operations and substantially all of its Appalachian E&P operations in February and April 2010, respectively.

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and their Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. Due to the sale of substantially all of Dominion’s Appalachian E&P operations during the second quarter of 2010, accounting for gas and oil operations is no longer considered a significant accounting policy. There have been no other material changes with regard to the significant accounting policies previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of June 30, 2010, their results of operations for the three and six months ended June 30, 2010 and 2009 and their cash flows for the six months ended June 30, 2010 and 2009. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Note 3. Dispositions

Sale of Appalachian E&P Operations

In April 2010, Dominion completed the sale of substantially all of its Appalachian E&P operations to a newly-formed subsidiary of CONSOL for approximately $3.5 billion, subject to adjustments pursuant to the terms of the sale agreement.

The transaction includes the mineral rights to approximately 491,000 acres in the Marcellus Shale formation. Dominion retained certain oil and natural gas wells located on or near its natural gas storage fields. The transaction generated after-tax proceeds of approximately $2.2 billion and resulted in an after-tax gain of approximately $1.4 billion, which includes a $134 million write-off of goodwill. Proceeds from the sale will be used to pay taxes on the gain and to offset substantially all of Dominion’s equity needs for 2010 and its market equity issuances for 2011, repurchase common stock, fund contributions to Dominion’s pension plans and the Dominion Foundation, reduce debt and offset the majority of the impact of Virginia Power’s rate case settlement.

The results of operations for Dominion’s Appalachian E&P business are not reported as discontinued operations in the Consolidated Statements of Income since Dominion did not sell its entire U.S. cost pool.

Due to the sale, hedge accounting was discontinued for certain cash flow hedges since it became probable that the forecasted sales of gas would not occur. In connection with the discontinuance of hedge accounting for these contracts, Dominion recognized a $42 million ($25 million after-tax) benefit, recorded in operating revenue in its Consolidated Statement of Income, reflecting the reclassification of gains from AOCI to earnings for these contracts for the three months ended March 31, 2010.

Sale of Peoples

In February 2010, Dominion completed the sale of Peoples to PNG Companies LLC and netted after-tax proceeds of approximately $542 million. The sale resulted in an after-tax loss of approximately $132 million, which included a $79 million write-off of goodwill and post-closing adjustments. The sale also resulted in after-tax expenses of approximately $27 million, including transaction and benefit-related costs. In addition, Peoples had income from operations of $12 million after-tax during 2010.

Prior to March 31, 2010, Dominion did not report Peoples as discontinued operations since it expected to have significant continuing cash flows related primarily to the sale of natural gas production from its Appalachian E&P business to Peoples. Due to the sale of its Appalachian E&P business, Dominion will not have significant continuing cash flows with Peoples; therefore, the results of Peoples were reclassified to discontinued operations in the Consolidated Statements of Income for all periods presented.

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

The following table presents selected information regarding the results of operations of Peoples, which are reported as discontinued operations in the Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions)
Operating revenue	$—	$63	$67	$290
Income (loss) before income taxes	3	13	(134)	48

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

During the six months ended June 30, 2009, Dominion recorded a ceiling test impairment charge of $455 million ($281 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income. Excluding the effects of hedge-adjusted prices in calculating the ceiling limitation, the impairment would have been $631 million ($378 million after-tax).

Note 5. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions)
Dominion
Electric sales:
Regulated	$1,688	$1,647	$3,405	$3,472
Nonregulated	840	924	1,785	1,918
Gas sales:
Regulated	39	47	184	377
Nonregulated	345	389	1,127	1,320
Gas transportation and storage	316	289	781	682
Other	105	110	219	223

Total operating revenue	$3,333	$3,406	$7,501	$7,992

Virginia Power
Regulated electric sales	$1,688	$1,647	$3,405	$3,472
Other	23	28	45	62

Total operating revenue	$1,711	$1,675	$3,450	$3,534

Note 6. Income Taxes

Continuing Operations

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Six Months Ended June 30,	2010	2009	2010	2009
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
Legislative changes	1.6	—	2.6	—
State taxes, net of federal benefit	4.5	4.0	3.9	3.8
Domestic production activities deduction	(0.6)	(0.5)	(0.9)	(0.7)
Non-deductible goodwill	0.9	—	—	—
Other, net	(0.8)	(2.3)	(0.5)	(1.3)

Effective tax rate	40.6%	36.2%	40.1%	36.8%

Dominion’s and Virginia Power’s effective tax rates in 2010 reflect a reduction of deferred tax assets resulting from the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 which eliminated the employer’s deduction, beginning in 2013, for that portion of its retiree prescription drug coverage cost that is being reimbursed by the Medicare Part D subsidy. In addition, Dominion’s effective tax rate in 2010 includes the impact of goodwill written off with the sale of the Appalachian E&P operations that is not deductible for tax purposes.

As of June 30, 2010, there have been no material changes in Dominion’s and Virginia Power’s unrecognized tax benefits. See Note 6 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of these unrecognized tax benefits, including possible changes that could reasonably occur during the next twelve months.

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

Note 7. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions, except EPS)
Net income attributable to Dominion	$1,761	$454	$1,935	$702

Average shares of common stock outstanding – Basic	590.4	593.7	595.1	589.5
Net effect of potentially dilutive securities(1)	1.0	0.3	1.0	0.4

Average shares of common stock outstanding – Diluted	591.4	594.0	596.1	589.9

Earnings Per Common Share – Basic and Diluted	$2.98	$0.76	$3.25	$1.19

(1)	Potentially dilutive securities consist of options, goal-based stock and contingently convertible senior notes.

Potentially dilutive securities with the right to acquire approximately 2.7 million and 2.2 million common shares for the three and six months ended June 30, 2009, respectively, were not included in the period’s calculation of diluted EPS because the exercise or purchase prices of those instruments were greater than the average market price of Dominion’s common shares. There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three and six months ended June 30, 2010.

Note 8. Comprehensive Income

The following table presents Dominion’s total comprehensive income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010	2009
(millions)
Net income including noncontrolling interests	$1,765		$458		$1,943	$710
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(111	)(1)	(112	)(2)	(5)	39
Other, net of tax	(48	)(3)	53	(4)	16	77	(4)

Other comprehensive income (loss)	(159)		(59)		11	116

Comprehensive income including noncontrolling interests	1,606		399		1,954	826
Noncontrolling interests	4		4		8	8

Total comprehensive income attributable to Dominion	$1,602		$395		$1,946	$818

(1)	Reflects the impact of changes in commodity prices and the reclassification of gains related to interest rate derivatives to earnings.
(2)	Principally reflects the reclassification of electricity-related derivative activity to earnings.
(3)	Primarily represents a net reduction in unrealized gains on investments held in nuclear decommissioning trusts.
(4)	Principally represents a net increase in unrealized gains on investments held in nuclear decommissioning trusts.

The following table presents Virginia Power’s total comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions)
Net income	$267	$149	$362	$353
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(3)	8	(8)	8
Other, net of tax	(6)	4	(4)	7

Other comprehensive income (loss)	(9)	12	(12)	15

Total comprehensive income	$258	$161	$350	$368

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

Fair values are based on inputs and assumptions that market participants would use when pricing an asset or liability, including assumptions about risk and the risks inherent in valuation techniques and the inputs to valuations. The inputs and assumptions include the following:

For commodity and foreign currency derivative contracts:

•	Forward commodity prices

•	Forward foreign currency prices

•	Price volatility

•	Volumes

•	Commodity location

•	Interest rates

•	Credit quality of counterparties and Dominion and Virginia Power

•	Credit enhancements

•	Time value

For interest rate derivative contracts:

•	Interest rate curves

•	Credit quality of counterparties and Dominion and Virginia Power

•	Credit enhancements

•	Time value

For investments:

•	Quoted securities prices

•	Securities trading information including volume and restrictions

•	Maturity

•	Interest rates

•	Credit quality

•	Net asset value (only for investments in partnerships)

Dominion and Virginia Power regularly evaluate and validate the inputs used to estimate fair value by a number of methods, including review and verification of models, as well as various market price verification procedures such as the use of pricing services and multiple broker quotes to support the market price of the various commodities in which the Companies transact.

For derivative contracts, Dominion and Virginia Power recognize transfers among Level 1, Level 2 and Level 3 based on fair values as of the first day of the month in which the transfer occurs. Transfers out of Level 3 represent assets and liabilities that were previously classified as Level 3 for which the inputs became observable based on the criteria discussed in Note 7 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 for classification in either Level 1 or Level 2. Because the activity and liquidity of commodity markets vary substantially between regions and time periods, the availability of observable inputs for substantially the full term and value of the Companies’ over-the-counter derivative contracts is subject to change.

At June 30, 2010, Dominion’s and Virginia Power’s net balance of commodity derivatives categorized as Level 3 fair value measurements was a net asset of $32 million and $5 million, respectively. A hypothetical 10% increase in commodity prices would decrease Dominion’s and Virginia Power’s Level 3 net asset by $54 million and $2 million, respectively, while a hypothetical 10% decrease in commodity prices would increase Dominion’s and Virginia Power’s Level 3 net asset by $54 million and $2 million, respectively.

Non-recurring Fair Value Measurements

In June 2010, Dominion evaluated State Line, a coal-fired merchant power station with minimal environmental controls, for impairment due to the station’s relatively low level of profitability combined with the EPA’s issuance in June 2010 of a new stringent 1-hour primary NAAQS for SO2 that will likely require significant environmental capital expenditures in the future. As a result of this evaluation, Dominion recorded an impairment charge of $163 million ($95 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income, to write down State Line’s long-lived assets to their estimated fair value of $59 million. As management is not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion relied on the income approach (discounted cash flows) to estimate the fair value of State Line’s long-lived assets. This is considered a Level 3 fair value measurement due to the use of significant unobservable inputs including estimates of future power and other commodity prices.

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

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
As of June 30, 2010
Assets
Derivatives:
Commodity	$106	$1,038	$104	$1,248
Interest rate	—	56	—	56
Investments(1) :
Marketable equity securities	1,458	—	—	1,458
Marketable debt securities:
Corporate bonds	—	323	—	323
U.S. Treasury securities and agency debentures	269	152	—	421
State and municipal	—	263	—	263
Other	—	28	—	28
Cash equivalents and other	—	79	—	79

Total assets	$1,833	$1,939	$104	$3,876

Liabilities
Derivatives:
Commodity	$11	$778	$72	$861
Interest rate	—	24	—	24

Total liabilities	$11	$802	$72	$885

As of December 31, 2009
Assets
Derivatives:
Commodity	$85	$1,058	$41	$1,184
Interest rate	—	176	—	176
Foreign currency	—	2	—	2
Investments(1) :
Marketable equity securities	1,575	1	—	1,576
Marketable debt securities:
Corporate bonds	—	253	—	253
U.S. Treasury securities and agency debentures	216	78	—	294
State and municipal	—	434	—	434
Other	—	4	—	4
Cash equivalents and other	—	54	—	54

Total assets	$1,876	$2,060	$41	$3,977

Liabilities
Derivatives:
Commodity	$17	$736	$107	$860
Interest rate	—	1	—	1

Total liabilities	$17	$737	$107	$861

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions)
Beginning balance	$(60)	$98	$(66)	$99
Total realized and unrealized gains (losses):
Included in earnings	12	(69)	13	(131)
Included in other comprehensive income (loss)	61	(108)	85	(88)
Included in regulatory assets/liabilities	19	32	14	55
Purchases, issuances and settlements	(3)	78	(18)	112
Transfers out of Level 3	3	—	4	(16)

Ending balance	$32	$31	$32	$31

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$3	$3	$(11)	$(10)

The following table presents Dominion’s gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy-related purchases	Purchased gas	Total
(millions)
Three Months Ended June 30, 2010
Total gains (losses) included in earnings	$6	$6	$—	$12
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	3	—	—	3

Three Months Ended June 30, 2009
Total gains (losses) included in earnings	$18	$(87)	$—	$(69)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	3	—	—	3

Six Months Ended June 30, 2010
Total gains (losses) included in earnings	$(10)	$26	$(3)	$13
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(9)	—	(2)	(11)

Six Months Ended June 30, 2009
Total gains (losses) included in earnings	$14	$(138)	$(7)	$(131)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(4)	(1)	(5)	(10)

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
As of June 30, 2010
Assets
Derivatives:
Commodity	$—	$22	$9	$31
Interest rate	—	3	—	3
Investments(1) :
Marketable equity securities	579	—	—	579
Marketable debt securities:
Corporate bonds	—	216	—	216
U.S. Treasury securities and agency debentures	103	52	—	155
State and municipal	—	83	—	83
Other	—	25	—	25
Cash equivalents and other	—	47	—	47

Total assets	$682	$448	$9	$1,139

Liabilities
Derivatives:
Commodity	$—	$8	$4	$12
Interest rate	—	7	—	7

Total liabilities	$—	$15	$4	$19

As of December 31, 2009
Assets
Derivatives:
Commodity	$—	$30	$2	$32
Interest rate	—	86	—	86
Foreign currency	—	2	—	2
Investments(1) :
Marketable equity securities	634	—	—	634
Marketable debt securities:
Corporate bonds	—	161	—	161
U.S. Treasury securities and agency debentures	90	8	—	98
State and municipal	—	189	—	189
Other	—	3	—	3
Cash equivalents and other	—	16	—	16

Total assets	$724	$495	$2	$1,221

Liabilities
Derivatives:
Commodity	$—	$3	$12	$15

Total liabilities	$—	$3	$12	$15

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions)
Beginning balance	$(15)	$(41)	$(10)	$(69)
Total realized and unrealized gains (losses):
Included in earnings	6	(87)	26	(138)
Included in regulatory assets/liabilities	20	32	15	55
Purchases, issuances and settlements	(6)	88	(26)	142
Transfers out of Level 3	—	—	—	2

Ending balance	$5	$(8)	$5	$(8)

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases expense in Virginia Power’s Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2010 and 2009.

Fair Value of Financial Instruments

Substantially all of Dominion’s and Virginia Power’s financial instruments are recorded at fair value, with the exception of the instruments described below that are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, customer and other receivables, short-term debt and accounts payable are representative of fair value because of the short-term nature of these instruments. For Dominion’s and Virginia Power’s financial instruments that are not recorded at fair value, the carrying amounts and estimated fair values are as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$14,509	$16,265	$14,867	$15,970
Junior subordinated notes payable to affiliates	268	264	268	255
Enhanced junior subordinated notes	1,467	1,517	1,483	1,487
Subsidiary preferred stock(3)	257	255	257	251

Virginia Power
Long-term debt, including securities due within one year(2)	$6,449	$7,320	$6,458	$6,977
Preferred stock(3)	257	255	257	251

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At June 30, 2010 and December 31, 2009, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $54 million and $23 million, respectively.
(3)	Includes issuance expenses of $2 million at June 30, 2010 and December 31, 2009.

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

Dominion

The following table presents the volume of Dominion’s derivative activity as of June 30, 2010. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting deals, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	568	146
Basis(1)	1,229	591
Electricity (MWh):
Fixed price	19,001,154	11,021,011
FTRs	105,571,139	2,599,872
Capacity (MW)	1,512,600	4,659,850
Liquids (gallons)(2)	154,476,000	415,212,000
Interest rate	$850,000,000	$825,000,000
Foreign currency (euros)	4,301,400	—

(1)	Includes options.
(2)	Includes NGL and oil derivatives.

For the three and six months ended June 30, 2010 and 2009, gains or losses on hedging instruments determined to be ineffective were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices and were not material for the three and six months ended June 30, 2010 and 2009.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at June 30, 2010:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(15)	$(6)	54 months
Electricity	214	177	35 months
NGLs	34	9	54 months
Other	10	3	59 months
Interest rate	33	(1)	342 months

Total	$276	$182

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

In addition, changes to Dominion’s financing needs during the first and second quarters of 2010 resulted in the discontinuance of hedge accounting for certain cash flow hedges since it became probable that forecasted interest payments would not occur. In connection with the discontinuance of hedge accounting for these contracts, Dominion recognized a benefit recorded to interest and related charges reflecting the reclassification of gains from AOCI to earnings of $70 million ($43 million after-tax) in the three months ended June 30, 2010 and $110 million ($67 million after-tax) in the six months ended June 30, 2010. The reclassification of gains from AOCI to earnings was partially offset by subsequent changes in fair value of $37 million ($23 million after-tax) for the three and six months ended June 30, 2010.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
June 30, 2010
ASSETS
Current Assets
Commodity	$465	$542	$1,007
Interest rate	22	—	22

Total current derivative assets	487	542	1,029

Noncurrent Assets
Commodity	158	83	241
Interest rate	34	—	34

Total noncurrent derivative assets(1)	192	83	275

Total derivative assets	$679	$625	$1,304

LIABILITIES
Current Liabilities
Commodity	$142	$551	$693
Interest rate	—	24	24

Total current derivative liabilities	142	575	717

Noncurrent Liabilities
Commodity	61	107	168

Total noncurrent derivative liabilities(2)	61	107	168

Total derivative liabilities	$203	$682	$885

December 31, 2009
ASSETS
Current Assets
Commodity	$445	$507	$952
Interest rate	174	—	174
Foreign currency	2	—	2

Total current derivative assets	621	507	1,128

Noncurrent Assets
Commodity	132	100	232
Interest rate	2	—	2

Total noncurrent derivative assets(1)	134	100	234

Total derivative assets	$755	$607	$1,362

LIABILITIES
Current Liabilities
Commodity	$147	$532	$679

Total current derivative liabilities	147	532	679

Noncurrent Liabilities
Commodity	61	120	181
Interest rate	1	—	1

Total noncurrent derivative liabilities(2)	62	120	182

Total derivative liabilities	$209	$652	$861

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$114
Purchased gas		(19)
Electric fuel and other energy-related purchases		(5)
Purchased electric capacity		1

Total commodity	$(16)	91	$2

Interest rate(3)	—	70	(23)
Foreign currency(4)	—	(1)	(1)

Total	$(16)	$160	$(22)

Three Months Ended June 30, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$284
Purchased gas		(35)
Electric fuel and other energy-related purchases		(2)
Purchased electric capacity		1

Total commodity	$(57)	248	$(4)

Interest rate(3)	138	(1)	86
Foreign currency(4)	1	—	2

Total	$82	$247	$84

Six Months Ended June 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$295
Purchased gas		(116)
Electric fuel and other energy-related purchases		(8)
Purchased electric capacity		2

Total commodity	$283	173	$(11)

Interest rate(3)	(3)	110	(24)
Foreign currency(4)	—	—	(2)

Total	$280	$283	$(37)

Six Months Ended June 30, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$522
Purchased gas		(83)
Electric fuel and other energy-related purchases		(7)
Purchased electric capacity		3

Total commodity	$374	435	$1

Interest rate(3)	124	(2)	73
Foreign currency(4)	1	1	—

Total	$499	$434	$74

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.

(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2010	2009	2010	2009
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$(14)	$13	$26	$46
Purchased gas	2	(14)	(29)	(46)
Electric fuel and other energy-related purchases	5	(86)	26	(137)
Interest Rate(2)	(37)	—	(37)	—

Total	$(44)	$(87)	$(14)	$(137)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts are recorded in interest and related charges in Dominion’s Consolidated Statements of Income.

Virginia Power

The following table presents the volume of Virginia Power’s derivative activity as of June 30, 2010. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting deals, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	10	—
Basis	5	—
Electricity (MWh):
Fixed price	723,200	—
FTRs	104,879,135	2,599,872
Capacity (MW)	417,000	350,500
Interest rate	$300,000,000	$75,000,000
Foreign currency (euros)	4,301,400	—

For the three and six months ended June 30, 2010 and 2009, gains or losses on hedging instruments determined to be ineffective were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices and were not material for the three and six months ended June 30, 2010 and 2009.

The following table presents selected information related to gains on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at June 30, 2010:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$3	$—	342 months
Other	2	2	47 months

Total	$5	$2

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
(millions)
June 30, 2010
ASSETS
Current Assets
Commodity	$22	$9	$31
Interest rate	3	—	3

Total current derivative assets(1)	25	9	34

Total derivative assets	$25	$9	$34

LIABILITIES
Current Liabilities
Commodity	$4	$4	$8
Interest rate	—	7	7

Total current derivative liabilities(3)	4	11	15

Noncurrent Liabilities
Commodity	4	—	4

Total noncurrent derivative liabilities(4)	4	—	4

Total derivative liabilities	$8	$11	$19

December 31, 2009
ASSETS
Current Assets
Commodity	$20	$2	$22
Interest rate	86	—	86
Foreign currency	2	—	2

Total current derivative assets(1)	108	2	110

Noncurrent Assets
Commodity	10	—	10

Total noncurrent derivative assets(2)	10	—	10

Total derivative assets	$118	$2	$120

LIABILITIES
Current Liabilities
Commodity	$1	$12	$13

Total current derivative liabilities(3)	1	12	13

Noncurrent Liabilities
Commodity	2	—	2

Total noncurrent derivative liabilities(4)	2	—	2

Total derivative liabilities	$3	$12	$15

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Purchased electric capacity		$1

Total commodity	$1	1	$2

Interest rate(3)	—	6	(23)
Foreign currency(4)	—	—	(1)

Total	$1	$7	$(22)

Three Months Ended June 30, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)
Purchased electric capacity		2

Total commodity	$(1)	1	$(4)

Interest rate(3)	14	—	86
Foreign currency(4)	1	—	2

Total	$14	$1	$84

Six Months Ended June 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)
Purchased electric capacity		2

Total commodity	$(2)	1	$(11)

Interest rate(3)	(1)	9	(24)
Foreign currency(4)	—	—	(2)

Total	$(3)	$10	$(37)

Six Months Ended June 30, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(6)
Purchased electric capacity		3

Total commodity	$(2)	(3)	$1

Interest rate(3)	13	—	73
Foreign currency(4)	—	1	—

Total	$11	$(2)	$74

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2010	2009	2010	2009
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$5	$(87)	$26	$(138)
Interest Rate(3)	(3)	—	(3)	—

Total	$2	$(87)	$23	$(138)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts are recorded in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.

Note 11. Investments

Dominion

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $91 million and $96 million at June 30, 2010 and December 31, 2009, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $18 million and $17 million at June 30, 2010 and December 31, 2009, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds in order to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below.

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
June 30, 2010
Marketable equity securities	$1,184	$230	$(1)		$1,413
Marketable debt securities:
Corporate bonds	308	16	(1)		323
U.S. Treasury securities and agency debentures	403	18	—		421
State and municipal	208	11	(2)		217
Other	28	—	—		28
Cost method investments	105	—	—		105
Cash equivalents and other(2)	51	—	—		51

Total	$2,287	$275	$(4	)(3)	$2,558

December 31, 2009
Marketable equity securities	$1,191	$338	$—		$1,529
Marketable debt securities:
Corporate bonds	241	13	(1)		253
U.S. Treasury securities and agency debentures	281	13	(1)		293
State and municipal	371	21	(3)		389
Other	4	—	—		4
Cost method investments	97	—	—		97
Cash equivalents and other(2)	60	—	—		60

Total	$2,245	$385	$(5	)(3)	$2,625

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	At June 30, 2010 and December 31, 2009, reflects $28 million and $11 million, respectively, related to net pending sales and purchases of securities.
(3)	The fair value of securities in an unrealized loss position was $86 million and $169 million at June 30, 2010 and December 31, 2009, respectively.

The fair value of Dominion’s marketable debt securities (classified as available for sale) at June 30, 2010 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$81
Due after one year through five years	317
Due after five years through ten years	275
Due after ten years	316

Total	$989

Presented below is selected information regarding Dominion’s marketable equity and debt securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions)
Trading securities:
Net unrealized gain (loss)	$(3)	$6	$(1)	$2
Available-for-sale securities:
Proceeds from sales(1)	627	438	1,140	727
Realized gains(2)	17	45	73	61
Realized losses(2)	28	16	54	159

(1)	The increase in proceeds primarily reflects changes in asset allocation and liquidation of positions in connection with changes in fund managers.
(2)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Dominion recorded other-than-temporary impairment losses on investments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions)
Total other-than-temporary impairment losses(1)	$41	$15	$48	$156
Losses recorded to decommissioning trust regulatory liability	(13)	(7)	(16)	(70)
Losses recognized in other comprehensive income (before taxes)	(1)	(1)	(2)	(1)

Net impairment losses recognized in earnings	$27	$7	$30	$85

(1)	Amount includes other-than-temporary impairment losses for debt securities of $1 million and $2 million for the three months ended June 30, 2010 and 2009, respectively, and $3 million and $8 million for the six months ended June 30, 2010 and 2009, respectively.

Other Investments

In May 2010, using proceeds from the sale of the Appalachian E&P business, Dominion acquired $1.4 billion of short-term investments consisting of $700 million in time deposits and $700 million in Treasury Bills. As of June 30, 2010, $900 million of these investments are still held and are classified as other current investments on Dominion’s Consolidated Balance Sheet. There were no unrealized gains or losses for these investments as of June 30, 2010 and their amortized cost approximates fair value. Proceeds from the sale of these investments are expected to be used largely to pay the tax liability on the gain from the sale of the Appalachian E&P business.

Virginia Power

Decommissioning Trust Securities

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds in order to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below.

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
June 30, 2010
Marketable equity securities	$488	$91	$—		$579
Marketable debt securities:
Corporate bonds	208	9	(1)		216
U.S. Treasury securities and agency debentures	151	4	—		155
State and municipal	80	2	—		82
Other	24	1	—		25
Cost method investments	105	—	—		105
Cash equivalents and other(2)	16	—	—		16

Total	$1,072	$107	$(1	)(3)	$1,178

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
December 31, 2009
Marketable equity securities	$499	$135	$—		$634
Marketable debt securities:
Corporate bonds	153	9	(1)		161
U.S. Treasury securities and agency debentures	95	3	—		98
State and municipal	181	9	(1)		189
Other	3	—	—		3
Cost method investments	97	—	—		97
Cash equivalents and other(2)	22	—	—		22

Total	$1,050	$156	$(2	)(3)	$1,204

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	At June 30, 2010 and December 31, 2009, reflects $31 million and $6 million, respectively, related to net pending sales and purchases of securities.
(3)	The fair value of securities in an unrealized loss position was $60 million and $88 million at June 30, 2010, and December 31, 2009, respectively.

The fair value of Virginia Power’s marketable debt securities at June 30, 2010, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$10
Due after one year through five years	167
Due after five years through ten years	160
Due after ten years	141

Total	$478

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions)
Proceeds from sales(1)	$407	$193	$711	$330
Realized gains(2)	8	15	37	23
Realized losses(2)	2	6	20	70

(1)	The increase in proceeds primarily reflects changes in asset allocation and liquidation of positions in connection with changes in fund managers.
(2)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Virginia Power recorded other-than-temporary impairment losses on investments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions)
Total other-than-temporary impairment losses(1)	$16	$8	$19	$82
Losses recorded to decommissioning trust regulatory liability	(13)	(7)	(16)	(70)

Net impairment losses recognized in earnings	$3	$1	$3	$12

(1)	Amount includes other-than-temporary impairment losses for debt securities of $1 million for the three months ended June 30, 2010 and 2009, and $2 million and $5 million for the six months ended June 30, 2010 and 2009, respectively.

Note 12. Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and Note 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Virginia Regulation

Virginia Fuel Expenses

In April 2010, Virginia Power filed its Virginia fuel factor application with the Virginia Commission. The application requested an annual decrease in fuel expense recovery of approximately $82 million for the period July 1, 2010 through June 30, 2011. The proposed fuel factor went into effect on July 1, 2010 on an interim basis and an evidentiary hearing on the Company’s application is to be held in September 2010.

Generation Riders R and S

In June 2010, Virginia Power filed annual updates for Riders R and S with the Virginia Commission. The proposed revenue requirements under Riders R and S, effective April 1, 2011, for the rate year ending March 31, 2012 are approximately $86 million and $200 million, respectively. The ROE utilized in both rider filings is 12.3%, consistent with the terms of the rate settlement approved by the Virginia Commission in March 2010. The proposed updates to Riders R and S are subject to the approval of the Virginia Commission.

Transmission Rider T

In June 2010, the Virginia Commission approved Virginia Power’s annual update to Rider T to be effective September 1, 2010, reflecting the revenue requirement of approximately $338 million recommended by Virginia Commission Staff and agreed to by Virginia Power.

Approval of DSM Programs – Riders C1 and C2

In March 2010, the Virginia Commission approved Virginia Power’s application for the recovery of approximately $28 million for five DSM programs through initiation of Riders C1 and C2, effective May 1, 2010.

North Anna Power Station

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna, which Virginia Power owns along with ODEC. Virginia Power and ODEC have obtained an Early Site Permit for the North Anna site from the NRC. In November 2007, Virginia Power, along with ODEC, filed an application with the NRC for a COL that references a specific reactor design and which would allow Virginia Power to build and operate a new nuclear unit at North Anna. In January 2008, the NRC accepted Virginia Power’s application for the COL and deemed it complete. In December 2008, Virginia Power terminated a long-lead agreement with its vendor with respect to the reactor design identified in its COL application and certain related equipment. A competitive process was initiated in 2009 to determine if vendors could provide an advanced technology reactor that could be licensed and built under terms acceptable to Virginia Power. In May 2010, Virginia Power announced its selection of US-APWR technology for the potential third nuclear unit.

In June 2010, Virginia Power and ODEC amended the COL application to reflect the selection of the US-APWR technology. Virginia Power has a cooperative agreement, scheduled to terminate September 30, 2010, with the DOE to share equally the cost of developing a COL that references the technology previously selected by Virginia Power. Funding is not available under the agreement for activities related to the US-APWR technology. Program activities to close out the agreement will continue to be funded by the DOE.

Virginia Power has not yet committed to building a new nuclear unit at North Anna. If Virginia Power decides to build the new unit, it must first receive a COL from the NRC and the approval of the Virginia Commission. The US-APWR design is currently undergoing the NRC certification process.

The NRC is required to conduct a hearing in all COL proceedings. In August 2008, the Atomic Safety and Licensing Board of the NRC granted a request for a hearing on one of eight contentions filed by the BREDL. In August 2009, the Atomic Safety and Licensing Board dismissed this contention as moot, but in November 2009 admitted a new contention filed by the BREDL. Virginia Power’s motion for reconsideration of this ruling was denied by the Atomic Safety and Licensing Board in March 2010. In June 2010, the BREDL filed a new proposed contention concerning Virginia Power’s change in reactor technology. Virginia Power and the NRC staff oppose the admission of this contention. In July 2010, Virginia Power also filed a motion to dismiss BREDL’s admitted contention as moot based on the change in the reactor technology. Absent additional admitted contentions, the mandatory NRC hearing will be uncontested with respect to other issues. In March 2010, the NRC completed its final supplemental environmental impact statement, finding that there are no environmental impacts that would preclude issuing a COL for the new nuclear unit. However, further safety and environmental review is now expected as a result of the change in reactor technology.

Electric Transmission Projects

In October 2008, the Virginia Commission authorized construction of the Meadow Brook-to-Loudoun line and affirmed the 65-mile route proposed for the line which is adjacent to, or within, existing transmission line right-of-ways. The Virginia Commission’s approval of the Meadow Brook-to-Loudoun line was conditioned on the respective state commission approvals of both the West Virginia and Pennsylvania portions of the transmission line. The West Virginia Commission’s approval of Trans-Allegheny Interstate Line Company’s application became effective in February 2009 and the Pennsylvania Commission granted approval in December 2008. On appeal by the ECCP, the Pennsylvania Commonwealth Court affirmed in May 2010 the Pennsylvania Commission’s approval and subsequently denied a request for reargument by the ECCP in June 2010. The Meadow Brook-to-Loudoun line is expected to cost approximately $255 million and be completed in June 2011.

In December 2008, as part of PJM’s RTEP process, the Hayes-to-Yorktown 230 kV line was authorized by PJM. In June 2010, the Virginia Commission authorized the construction of the Hayes-to-Yorktown line along the proposed eight-mile route utilizing existing easements and property previously acquired for the transmission line right-of-way. In accordance with the Virginia Commission’s approval, approximately 4.2 miles of the Hayes-to-Yorktown line will be constructed overhead and approximately 3.8 miles will be installed underground in order to cross under the York River. The Hayes-to-Yorktown line is expected to cost approximately $63 million and, subject to receipt of all regulatory approvals, is expected to be completed by June 2012.

DTI Appalachian Gateway Project

In August 2008, DTI announced the proposed development of the Appalachian Gateway gas pipeline project. In June 2010, DTI filed a certificate application with the FERC seeking approval for the Appalachian Gateway project. The project is expected to provide approximately 484,000 dekatherms per day of firm transportation services for new Appalachian gas supplies from the supply areas in the Appalachian Basin in West Virginia and southwestern Pennsylvania to an interconnection with Texas Eastern Transmission, LP at Oakford, Pennsylvania. Plans call for construction to start in 2011, with transportation services to begin by September 2012. DTI estimates the cost of the Appalachian Gateway project to be approximately $634 million.

Note 13. Variable Interest Entities

As discussed in Note 16 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate generation capacity of approximately 947 MW at June 30, 2010. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entity during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.7 billion as of June 30, 2010. Virginia Power paid $53 million and $51 million for electric capacity and $34 million and $25 million for electric energy to these entities for the three months ended June 30, 2010 and 2009, respectively. Virginia Power paid $107 million and $104 million for electric capacity and $75 million and $66 million for electric energy to these entities for the six months ended June 30, 2010 and 2009, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $107 million and $99 million for the three months ended June 30, 2010 and 2009, respectively, and $248 million and $199 million for the six months ended June 30, 2010 and 2009, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

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

At June 30, 2010, commercial paper, bank loans and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Bank Borrowings	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Five-year joint revolving credit facility(1)	$2,872	$—	$—	$140	$2,732
Five-year Dominion credit facility(2)	1,700	—	—	8	1,692
Five-year Dominion bilateral facility(3)	200	—	—	21	179

Totals	$4,772	$—	$—	$169	$4,603

(1)	This credit facility was entered into in February 2006 and terminates in February 2011. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility was entered into in August 2005 and terminates in August 2010. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.
(3)	This facility was entered into in December 2005 and terminates in December 2010. This facility can be used to support bank borrowings, commercial paper and letter of credit issuances.

In addition to the credit facility commitments disclosed above, Virginia Power also has a five-year $120 million credit facility that terminates in February 2011, which supports certain of its tax-exempt financings.

Dominion and Virginia Power plan to replace their existing credit facilities during the third quarter of 2010. They expect to operate with credit facilities of $3.0 to $3.5 billion, comprised of two joint credit facilities. The Companies expect one facility to be approximately $3.0 billion, which would be used principally to support the issuance of commercial paper but could also support bank borrowings and the issuance of letters of credit. The second facility of approximately $500 million also would support bank borrowings and the issuance of commercial paper, but would be the primary source for the issuance of letters of credit. In addition to these two facilities, Virginia Power expects to replace its existing $120 million credit facility that supports certain tax-exempt financings with a facility of a similar size. All three facilities should be for a three-year term. The Companies do not expect the overall reduction in the size and tenor of their credit facilities to negatively impact their ability to fund their operations.

Dominion repaid $411 million of long-term debt during the six months ended June 30, 2010.

Convertible Securities

At June 30, 2010, Dominion had $202 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of June 30, 2010, the conversion rate has been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 28.3226 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $35.31.

The senior notes have not been eligible for conversion during 2010 and as of June 30, 2010, the closing price of Dominion’s common stock was not equal to $42.37 per share or higher for at least 20 out of the last 30 consecutive trading days; therefore, the senior notes are not eligible for conversion during the third quarter of 2010.

Enhanced Junior Subordinated Notes

In the second quarter of 2010, Dominion purchased and cancelled $16 million of its $500 million 2006 Series B Enhanced Junior Subordinated Notes, which mature in 2066 and bear a coupon rate of 6.3%. These purchases were conducted in compliance with the Replacement Capital Covenant as disclosed in the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

Issuance of Common Stock

During the six months ended June 30, 2010, Dominion issued 1.5 million shares of common stock and received cash proceeds of $48 million. The shares issued and cash proceeds received during the six months ended June 30, 2010 were through Dominion Direct®, employee savings plans and the exercise of employee stock options. In February 2010, Dominion began purchasing its common stock on the open market with proceeds received through Dominion Direct® and employee savings plans, rather than issuing additional new common shares.

In March 2010, Virginia Power issued 14,600 shares of its common stock to Dominion reflecting the conversion of approximately $433 million of short-term demand note borrowings from Dominion to equity.

Repurchase of Common Stock

In March 2010, Dominion began repurchasing common shares on the open market in anticipation of proceeds from the sale of its Appalachian E&P operations. During the six months ended June 30, 2010, Dominion repurchased 12.2 million shares of its common stock for approximately $500 million.

Note 15. Commitments and Contingencies

Other than the following matters, there have been no significant developments regarding the commitments and contingencies disclosed in Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, or Note 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Guarantees

Dominion

At June 30, 2010, Dominion had issued $126 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of June 30, 2010, Dominion’s exposure under these guarantees was $49 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At June 30, 2010, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$126	$126
Commodity transactions(3)	2,833	266
Lease obligation for power generation facility(4)	784	784
Nuclear obligations(5)	231	52
Other(6)	499	124

Total	$4,473	$1,352

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of June 30, 2010 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
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

(4)	Guarantee of a DEI subsidiary’s leasing obligation for Fairless.
(5)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Additionally, as of June 30, 2010, Dominion had agreements to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations.
(6)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Virginia Power

As of June 30, 2010, Virginia Power had issued $16 million of guarantees primarily to support tax-exempt debt issued through conduits. No significant amounts related to these guarantees have been recorded.

Spent Nuclear Fuel

Under provisions of the Nuclear Waste Policy Act of 1982, Dominion and Virginia Power entered into contracts with the DOE for the disposal of spent nuclear fuel. The DOE failed to begin accepting the spent fuel on January 31, 1998, the date provided by the Nuclear Waste Policy Act and by the Companies’ contracts with the DOE.

In January 2004, Dominion and Virginia Power filed lawsuits in the U.S. Court of Federal Claims against the DOE requesting damages in connection with its failure to commence accepting spent nuclear fuel. In October 2008, the court issued an opinion and order for Dominion in the amount of approximately $155 million, which includes approximately $112 million in damages incurred by Virginia Power for spent nuclear fuel-related costs at Surry and North Anna and approximately $43 million in damages incurred for spent nuclear fuel-related costs at Millstone through June 30, 2006. In December 2008, the government appealed the judgment to the U. S. Court of Appeals for the Federal Circuit and the appeal was docketed. In March 2009, the Federal Circuit granted the government’s request to stay the appeal. In May 2010, the stay was lifted, and the government’s initial brief in the appeal was filed in June 2010. The issues raised by the government on appeal pertain to the damages awarded to Dominion for Millstone. The government did not take issue with the damages awarded to Virginia Power for Surry or North Anna. As a result, Virginia Power recognized a receivable in the amount of $174 million, largely offset against property, plant and equipment and regulatory assets and liabilities, representing certain spent nuclear fuel-related costs incurred through June 30, 2010. Briefing on the appeal and oral argument before the court is expected to be concluded in 2010. Payment of any damages will not occur until the appeal process has been resolved.

A lawsuit was also filed for Kewaunee, and that lawsuit is presently stayed through August 25, 2010. In June 2010, Dominion Energy Kewaunee, Inc. made a formal offer of settlement to the Authorized Representative of the Attorney General for resolution of claims incurred at Kewaunee prior to December 31, 2008. That offer has not yet been formally accepted by the government, and will not be effective until such formal acceptance is received. Dominion, however, believes it is probable that its offer will be accepted by the government. As a result, Dominion recognized a receivable in the amount of $23 million, largely offset against property, plant and equipment, for certain spent nuclear fuel-related costs incurred through June 30, 2010.

The recognition of these receivables did not materially impact the Companies’ results of operations. The Companies will continue to manage their spent nuclear fuel until it is accepted by the DOE.

Surety Bonds and Letters of Credit

As of June 30, 2010, Dominion had purchased $91 million of surety bonds, including $40 million at Virginia Power, and authorized the issuance of standby letters of credit by financial institutions of $169 million, including $88 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of the surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Environmental Matters

In December 2009, the EPA issued Final Endangerment and Cause or Contribute Findings for Greenhouse Gases Under Section 202(a) of the Clean Air Act, finding that GHGs “endanger both the public health and the public welfare of current and future generations.” In April 2010, the EPA and the U.S. Department of Transportation issued final rules (Final Rulemaking To Establish Light-Duty Vehicle Greenhouse Gas Emission Standards and Corporate Average Fuel Economy Standards) that will reduce GHG emissions and improve fuel economy for new cars and trucks sold in the U.S. When these rules take effect in January 2011, they will establish GHG emissions as regulated pollutants under the CAA. In May 2010, the EPA issued the Final Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule that, combined with these prior actions, will require Dominion and Virginia Power to obtain permits for GHG emissions for new and modified facilities over certain size thresholds, and meet best available control technology for GHG emissions beginning in 2011. The EPA is planning to establish guidance for GHG permitting, including best available control technology. These regulations may affect capital costs, or create significant permitting delays, for new or modified facilities that emit GHGs.

In June 2008, the Virginia State Air Pollution Control Board approved and issued an air permit to construct and operate the Virginia City Hybrid Energy Center and also approved and issued another air permit for hazardous emissions. Construction of the Virginia City Hybrid Energy Center commenced and the facility is expected to be in operation by 2012. In August 2008, SELC, on behalf of four environmental groups, filed Petitions for Appeal in Richmond Circuit Court challenging the approval of both of the air permits. The Richmond Circuit Court issued an Order in September 2009 upholding the initial air permit and upholding the second air permit for hazardous emissions except for one condition related to the permit limit for mercury emissions. In September 2009, the hazardous emissions air permit was amended by the Virginia Department of Environmental Quality to comply with the Richmond Circuit Court Order. The permit amendment does not impact the project. In October 2009, SELC filed a Notice of Appeal of the court’s Order regarding the initial air permit with the Richmond Circuit Court, initiating the appeals process to the Virginia Court of Appeals. In May 2010, the Court of Appeals affirmed the Circuit Court’s opinion in the appeal of the Virginia City Hybrid Energy Center’s air permit. SELC did not further appeal the Court of Appeals decision to the Supreme Court of Virginia. These actions do not impact the project’s construction.

In May 2010, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA. The request concerns historical operating changes and capital improvements undertaken at Brayton Point and Salem Harbor. Dominion is currently in the process of responding to the request and cannot predict the outcome of this matter.

The EPA has finalized rules establishing a new 1-hour NAAQS for NO 2 (January 2010) and a new 1-hour NAAQS for SO2 (June 2010), which could require additional NOX and SO2 controls in certain areas where the Companies operate. Until the states have developed implementation plans for these standards, the impact on Dominion’s or Virginia Power’s facilities that emit NOX and SO2 is uncertain. However, based on a preliminary assessment, Dominion has determined that the new 1-hour SO2 NAAQS will likely require significant future capital expenditures at State Line, and has recorded an impairment charge on this facility as detailed in Note 9. In January 2010, the EPA proposed a new, more stringent NAAQS for ozone and in July 2010, the EPA announced a proposed new rule, called the “Transport Rule,” which will eventually replace the current “Clean Air Interstate Rule” and as proposed requires significant reductions in SO2 and NOX emissions. Until the ozone rulemaking is complete and states have developed implementation plans for the new standard, it is not possible to determine the impact on Dominion’s or Virginia Power’s facilities that emit NOX. The Companies are studying the newly proposed Transport Rule and cannot currently predict whether the new proposed rule will ultimately require additional controls.

In June 2010, the EPA proposed regulations for coal combustion byproducts. The EPA is considering two possible options for the regulation of coal combustion byproducts. Both options fall under the RCRA. Under the first proposal, the EPA would list these byproducts as special wastes subject to regulation under subtitle C, the hazardous waste provisions of the RCRA, when destined for disposal at landfills or surface impoundments. Under the second proposal, the EPA would regulate coal combustion byproducts under subtitle D of the RCRA, the section for non-hazardous wastes. Regulation under either option will affect Dominion’s and Virginia Power’s disposal facilities and potentially require material investments. The Companies cannot currently predict the outcome of this matter.

In June 2010, the Conservation Law Foundation and Healthlink, Inc., filed a Complaint in the District Court of Massachusetts against Dominion Energy New England, Inc. alleging that Salem Harbor Units 1, 2, 3, and 4 have been and are in violation of visible emissions standards and monitoring requirements of the Massachusetts State Implementation Plan and the station’s state and federal operating permits. Dominion is evaluating the claims and cannot predict the outcome of this lawsuit at this time.

In October 2007, the Virginia State Water Control Board issued a VPDES permit for North Anna. The BREDL, and other persons, appealed the Virginia State Water Control Board’s decision to the Richmond Circuit Court, challenging several permit provisions related to North Anna’s discharge of cooling water. In February 2009, the court ruled that the Virginia State Water Control Board was required to regulate the thermal discharge from North Anna into the waste heat treatment facility. Virginia Power filed a motion for reconsideration with the court in February 2009, which was denied. The final order was issued by the court in September 2009. The court’s order allows North Anna to continue to operate pursuant to the currently issued VPDES permit. In October 2009, Virginia Power filed a Notice of Appeal of the court’s Order with the Richmond Circuit Court, initiating the appeals process to the Virginia Court of Appeals. In June 2010, the Virginia Court of Appeals reversed the Richmond Circuit Court’s September 2009 order. The Virginia Court of Appeals held that the lower court had applied the wrong standard of review, and that the Virginia State Water Control Board’s determination not to regulate the station’s thermal discharge into the waste heat treatment facility was lawful. BREDL and the other original appellants can seek review of the Court of Appeals’ decision by the Supreme Court of Virginia within thirty days.

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

Dominion’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include trading of energy-related commodities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At June 30, 2010, Dominion’s gross credit exposure totaled $749 million. After the application of collateral, credit exposure is reduced to $651 million. Of this amount, investment grade counterparties, including those internally rated, represented 87%. Two counterparty exposures are greater than 10% of Dominion’s total exposure, one representing 10% and the other 11%, both of which are large financial institutions rated investment grade.

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2010 and December 31, 2009, Dominion would have been required to post an additional $58 million and $36 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $36 million in collateral, including $13 million of letters of credit at June 30, 2010 and $62 million in collateral, including $48 million of letters of credit at December 31, 2009, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of June 30, 2010 and December 31, 2009 is $170 million and $181 million, respectively, and does not include the impact of any offsetting asset positions. See Note 10 for further information about derivative instruments.

Virginia Power

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At June 30, 2010, Virginia Power’s gross credit exposure totaled $25 million. After the application of collateral, credit exposure is reduced to $12 million. Of this amount, investment grade counterparties, including those internally rated, represented $3 million, and no single counterparty, whether investment grade or non-investment grade, exceeded $7 million of exposure.

Certain of Virginia Power’s derivative instruments contain credit-related contingent provisions. These provisions require Virginia Power to provide collateral upon the occurrence of specific events, primarily a credit downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2010 and December 31, 2009, Virginia Power would have been required to post an additional $2 million of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. As of June 30, 2010 and December 31, 2009, Virginia Power had not posted any collateral related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of June 30, 2010 and December 31, 2009 is $3 million and $2 million, respectively, and does not include the impact of any offsetting asset positions. See Note 10 for further information about derivative instruments.

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

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risks associated with purchases of natural gas. Virginia Power designates the majority of these contracts as cash flow hedges for accounting purposes.

DRS provides accounting, legal, finance and certain administrative and technical services to Virginia Power.

Presented below are significant Virginia Power transactions with DRS and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(millions)
Commodity purchases from affiliates	$89	$55	$156	$154
Services provided by affiliates	108	100	249	201

Virginia Power’s short-term demand note borrowings from Dominion were $763 million at June 30, 2010.

In March 2010, Virginia Power issued 14,600 shares of its common stock to Dominion reflecting the conversion of approximately $433 million of short-term demand note borrowings from Dominion to equity.

Note 18. Employee Benefit Plans

The components of the provision for net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
(millions)
Three Months Ended June 30,
Service cost	$25	$27	$14	$15
Interest cost	68	62	25	25
Expected return on plan assets	(106)	(102)	(18)	(14)
Amortization of prior service cost (credit)	1	1	(1)	(2)
Amortization of net loss	15	10	3	8
Settlements and curtailments	—	2	(1)	—
Special termination benefits	1	2	—	—

Net periodic benefit cost	$4	$2	$22	$32

Six Months Ended June 30,
Service cost	$52	$53	$28	$30
Interest cost	134	125	50	50
Expected return on plan assets	(205)	(203)	(35)	(28)
Amortization of prior service cost (credit)	2	2	(3)	(4)
Amortization of net loss	30	19	6	15
Settlements and curtailments(1)	84	2	37	—
Special termination benefits(2)	10	2	1	—

Net periodic benefit cost	$107	$—	$84	$63

(1)	Relates to the sale of Peoples and a workforce reduction program.
(2)	Represents a one-time special termination benefit for certain employees in connection with a workforce reduction program.

Employer Contributions

During the six months ended June 30, 2010, Dominion contributed $250 million to its defined benefit pension plans. Virginia Power’s portion of this contribution was $119 million. Dominion made no contributions to its other postretirement benefit plans during the six months ended June 30, 2010, but expects to contribute approximately $56 million, of which Virginia Power’s portion is expected to be $35 million, to its other postretirement benefit plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2010.

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

In the six months ended June 30, 2010, Dominion reported after-tax net benefits of $933 million for specific items in the Corporate and Other segment, with $1.1 billion of these net benefits attributable to its operating segments. In the six months ended June 30, 2009, Dominion reported after-tax net expenses of $276 million for specific items in the Corporate and Other segment, with $274 million of these net expenses attributable to its operating segments.

The net benefits for specific items in 2010 primarily related to the impact of the following items:

•

A $2.5 billion ($1.4 billion after-tax) benefit resulting from the gain on the sale of substantially all of Dominion’s Appalachian E&P operations net of charges related to the divestiture, attributable to Dominion Energy; partially offset by

•	A $338 million ($206 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:

•	DVP ($67 million after-tax);

•	Dominion Energy ($24 million after-tax); and

•	Dominion Generation ($115 million after-tax);

•	A $134 million ($147 million after-tax) loss from the discontinued operations of Peoples primarily reflecting a net loss on the sale; attributable to the Corporate and Other segment; and

•	A $163 million ($95 million after-tax) impairment charge at State Line to reflect the estimated fair value of the power station, attributable to Dominion Generation.

The net expenses for specific items in 2009 primarily related to the impact of the following items:

•	A $455 million ($281 million after-tax) ceiling test impairment charge related to the carrying value of Dominion’s E&P properties, attributable to Dominion Energy;

•	A $64 million ($38 million after-tax) net loss on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation; partially offset by

•

A $103 million ($62 million after-tax) reduction in other operations and maintenance expense due to a downward revision in the nuclear decommissioning ARO for a power station unit that is no longer in service, attributable to Dominion Generation.

The Corporate and Other Segment of Virginia Power primarily includes certain specific items that are not included in profit measures evaluated by executive management in assessing segment performance or allocating resources among the segments. In the six months ended June 30, 2010 and 2009, Virginia Power reported after-tax net expenses of $141 million and $6 million, respectively, for specific items attributable to its operating segments in the Corporate and Other segment.

The net expenses for specific items in 2010 primarily related to the impact of the following:

•	A $202 million ($123 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:

•	DVP ($63 million after-tax); and

•	Dominion Generation ($60 million after-tax).

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended June 30, 2010
Total revenue from external customers	$787	$1,831	$450	$(6)	$271	$3,333
Intersegment revenue	19	108	294	167	(588)	—

Total operating revenue	806	1,939	744	161	(317)	3,333
Income from discontinued operations, net of tax	—	—	—	2	—	2

Net income attributable to Dominion	112	276	86	1,287	—	1,761

2009
Total revenue from external customers	$660	$2,019	$457	$(1)	$271	$3,406
Intersegment revenue	20	95	328	162	(605)	—

Total operating revenue	680	2,114	785	161	(334)	3,406
Loss from discontinued operations, net of tax	—	—	—	(15)	—	(15)

Net income attributable to Dominion	82	270	102	—	—	454

Six Months Ended June 30,
2010
Total revenue from external customers	$1,790	$3,809	$1,300	$34	$568	$7,501
Intersegment revenue	107	210	567	399	(1,283)	—

Total operating revenue	1,897	4,019	1,867	433	(715)	7,501
Loss from discontinued operations, net of tax	—	—	—	(147)	—	(147)

Net income attributable to Dominion	226	601	261	847	—	1,935
2009
Total revenue from external customers	$1,649	$4,281	$1,493	$(22)	$591	$7,992
Intersegment revenue	83	161	641	350	(1,235)	—

Total operating revenue	1,732	4,442	2,134	328	(644)	7,992
Loss from discontinued operations, net of tax	—	—	—	(6)	—	(6)

Net income (loss) attributable to Dominion	197	639	279	(413)	—	702

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30,
2010
Operating revenue	$398	$1,313	$—	$1,711
Net income	105	160	2	267

2009
Operating revenue	$353	$1,322	$—	$1,675
Net income	76	72	1	149

Six Months Ended June 30,
2010
Operating revenue	$800	$2,650	$—	$3,450
Net income (loss)	198	303	(139)	362

2009
Operating revenue	$733	$2,801	$—	$3,534
Net income (loss)	166	193	(6)	353

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Cost of environmental compliance, including those costs related to climate change;

•	Risks associated with the operation of nuclear facilities;

•	Unplanned outages of the Companies’ generation facilities;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s earnings and Dominion’s and Virginia Power’s liquidity position and the underlying value of their assets;

•	Counterparty credit risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM related to obligations created by the default of other participants;

•	Price risk due to investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion;

•	Fluctuations in interest rates;

•	Changes in federal and state tax laws and regulations;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	The risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	Changes in rules for RTOs and independent system operators in which Dominion and Virginia Power participate, including changes in rate designs and new and evolving capacity models;

•	Political and economic conditions, including the threat of domestic terrorism, inflation and deflation;

•	Changes to regulated electric rates collected by Virginia Power;

•	Changes to regulated electric transmission rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects;

•	The inability to complete planned construction projects within the terms and time frames initially anticipated; and

•	Adverse outcomes in litigation matters.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2010, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, other than the accounting for gas and oil operations, which is no longer a critical accounting policy due to the sale of substantially all of Dominion’s Appalachian E&P operations. The other policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Other

See Note 9 to Dominion’s and Virginia Power’s Consolidated Financial Statements for information on fair value measurements.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2010	2009	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion	$1,761	$454	$1,307
Diluted EPS	2.98	0.76	2.22

Year-To-Date
Net income attributable to Dominion	$1,935	$702	$1,233
Diluted EPS	3.25	1.19	2.06

Overview

Second Quarter 2010 vs. 2009

Net income attributable to Dominion increased by $1.3 billion. Favorable drivers include a gain on the sale of Dominion’s Appalachian E&P operations and the impact of favorable weather on electric utility operations. Unfavorable drivers include an impairment charge related to State Line and lower margins from merchant generation operations.

Year-to-Date 2010 vs. 2009

Net income attributable to Dominion increased by $1.2 billion. Favorable drivers include a gain on the sale of Dominion’s Appalachian E&P operations and lower ceiling test impairment charges related to these properties. Unfavorable drivers include charges related to a workforce reduction program, a loss on the sale of Peoples, lower margins from merchant generation operations and an impairment charge related to State Line.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations.

	Second Quarter			Year-To-Date
	2010	2009	$ Change	2010	2009	$ Change
(millions)
Operating revenue	$3,333	$3,406	$(73)	$7,501	$7,992	$(491)
Electric fuel and other energy-related purchases	956	998	(42)	1,984	2,139	(155)
Purchased electric capacity	109	105	4	217	213	4
Purchased gas	391	351	40	1,183	1,358	(175)

Net revenue	1,877	1,952	(75)	4,117	4,282	(165)

Other operations and maintenance	853	685	168	1,921	1,919	2
Depreciation, depletion and amortization	262	271	(9)	531	550	(19)
Other taxes	119	107	12	288	260	28
Gain on sale of Appalachian E&P operations	2,467	—	2,467	2,467	—	2,467
Other income (loss)	(25)	69	(94)	46	8	38
Interest and related charges	188	220	(32)	371	439	(68)
Income tax expense	1,134	265	869	1,429	406	1,023
Income (loss) from discontinued operations	2	(15)	17	(147)	(6)	(141)

An analysis of Dominion’s results of operations follows:

Second Quarter 2010 vs. 2009

Net revenue decreased 4%, primarily reflecting:

•

A $142 million decrease from merchant generation operations, primarily reflecting a $109 million decrease due to lower volumes resulting primarily from higher scheduled nuclear refueling outage days and a $30 million decrease in realized prices;

•	A $44 million decrease from E&P operations primarily reflecting the sale of Dominion’s Appalachian E&P business in April 2010; and

•

A $30 million decrease from producer services primarily related to unfavorable price changes on economic hedging positions and lower physical margins all associated with natural gas aggregation, marketing and trading activities.

These decreases were partially offset by:

•	A $128 million increase from electric utility operations primarily due to an increase in cooling degree days ($65 million) and the impact of Riders C1 and C2, R, S and T ($57 million); and

•

A $22 million increase from regulated gas distribution operations, primarily reflecting increased rider revenue associated with the recovery of deferred bad debt expense which is offset in other operations and maintenance expense.

Other operations and maintenance increased 25%, primarily reflecting a $163 million impairment charge related to State Line.

Other taxes increased 11% primarily due to additional property tax from increased investments and higher rates, as well as an increase in gross receipts tax due to new non-regulated retail energy customers.

Gain on sale of Appalachian E&P operations reflects a gain on the sale of Dominion’s Appalachian E&P business in April 2010, as described in Note 3 to the Consolidated Financial Statements in this report.

Other income (loss) was a loss of $25 million for the second quarter of 2010 versus income of $69 million for the second quarter of 2009 primarily due to lower net realized gains (including investment income) on nuclear decommissioning trust funds ($42 million) and a $50 million charitable contribution in 2010.

Interest and related charges decreased 15%, primarily due to a benefit resulting from the discontinuance of hedge accounting for certain interest rate hedges ($70 million) partially offset by subsequent changes in fair value of these interest rate derivatives ($37 million).

Income tax expense increased $869 million, primarily reflecting higher federal and state taxes largely due to the gain on the sale of Dominion’s Appalachian E&P business.

Income (loss) from discontinued operations reflects income of $2 million for the second quarter of 2010 versus a loss of $15 million for the second quarter of 2009, primarily reflecting the net impact of Peoples’ 2009 interim income tax provision and income from operations.

Year-to-Date 2010 vs. 2009

Net revenue decreased 4%, primarily reflecting:

•

A $240 million decrease from merchant generation operations, primarily reflecting a $116 million decrease due to lower volumes resulting primarily from higher scheduled nuclear refueling outage days and a $103 million decrease in realized prices;

•	A $68 million decrease from E&P operations primarily reflecting the sale of Dominion’s Appalachian E&P business and the February 2009 expiration of VPP royalty interests; and

•

A $56 million decrease from producer services primarily related to less favorable price changes on economic hedging positions and lower physical margins all associated with natural gas aggregation, marketing and trading activities.

These decreases were partially offset by:

•

A $171 million increase from electric utility operations, primarily due to the net impact of Riders C1 and C2, R, S and T ($118 million), and an increase in cooling degree days ($83 million), partially offset by a $28 million decrease due to the impact of unfavorable economic conditions on customer usage and other factors; and

•	A $32 million increase related to gas transmission operations largely due to the completion of the Cove Point expansion project.

Other operations and maintenance primarily reflects costs related to a workforce reduction program ($274 million) and an impairment charge related to State Line ($163 million), offset by a decrease in ceiling test impairment charges related to the carrying value of Dominion’s E&P properties ($434 million).

Other taxes increased 11% primarily due to higher payroll taxes associated with a workforce reduction program and additional property tax due to increased investments and higher rates.

Gain on sale of Appalachian E&P operations reflects a gain on the sale of Dominion’s Appalachian E&P operations, as described in Note 3 to the Consolidated Financial Statements in this report.

Other income (loss) increased $38 million, primarily reflecting higher net realized gains (including investment income) on nuclear decommissioning trust funds ($62 million) and the absence of an impairment loss on an equity method investment ($23 million), partially offset by an increase in charitable contributions ($48 million).

Interest and related charges decreased 15%, primarily due to a benefit resulting from the discontinuance of hedge accounting for certain interest rate hedges ($110 million) partially offset by subsequent changes in fair value of these interest rate derivatives ($37 million).

Income tax expense increased $1 billion, primarily reflecting higher federal and state taxes largely due to the gain on the sale of Dominion’s Appalachian E&P business.

Income (loss) from discontinued operations primarily reflects a loss on the sale of Peoples.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
Second Quarter	2010	2009	$ Change	2010	2009	$ Change
(millions, except EPS)
DVP	$112	$82	$30	$0.19	$0.14	$0.05
Dominion Generation	276	270	6	0.47	0.46	0.01
Dominion Energy	86	102	(16)	0.14	0.17	(0.03)

Primary operating segments	474	454	20	0.80	0.77	0.03
Corporate and Other	1,287	—	1,287	2.18	(0.01)	2.19

Consolidated	$1,761	$454	$1,307	$2.98	$0.76	$2.22

Year-To-Date
DVP	$226	$197	$29	$0.38	$0.33	$0.05
Dominion Generation	601	639	(38)	1.01	1.08	(0.07)
Dominion Energy	261	279	(18)	0.44	0.48	(0.04)

Primary operating segments	1,088	1,115	(27)	1.83	1.89	(0.06)
Corporate and Other	847	(413)	1,260	1.42	(0.70)	2.12

Consolidated	$1,935	$702	$1,233	$3.25	$1.19	$2.06

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Second Quarter			Year-To-Date
	2010	2009	% Change	2010	2009	% Change
Electricity delivered (million MWh)	20.0	19.0	5%	41.2	40.3	2%
Degree days (electric distribution service area):
Cooling(1)	724	459	58	724	463	56
Heating(2)	197	294	(33)	2,323	2,457	(5)
Average electric distribution customer accounts (thousands)(3)	2,420	2,401	1	2,419	2,400	1
Average retail energy marketing customer accounts (thousands)(3)	2,046	1,725	19	1,996	1,679	19

(1)	Cooling degree days are units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, and are calculated as the difference between 65 degrees and the average temperature for that day.
(2)	Heating degree days are units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, and are calculated as the difference between 65 degrees and the average temperature for that day.
(3)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Second Quarter 2010 vs. 2009 Increase (Decrease)		Year-To-Date 2010 vs. 2009 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$13	$0.02	$17	$0.03
FERC transmission rates	10	0.02	19	0.03
Other	—	—	(5)	(0.01)
Interest expense	2	—	3	—
Storm damage and service restoration – electric distribution operations	(1)	—	(7)	(0.01)
Retail energy marketing operations	—	—	(3)	—
Other(1)	6	0.01	5	0.01

Change in net income contribution	$30	$0.05	$29	$0.05

(1)	Primarily reflects lower operations and maintenance largely due to a reduction in salaries, wages and benefits expense associated with a workforce reduction program.

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Second Quarter			Year-To-Date
	2010	2009	% Change	2010	2009	% Change
Electricity supplied (million MWh):
Utility	20.0	19.0	5%	41.2	40.3	2%
Merchant	10.5	12.1	(13)	22.9	24.7	(7)
Degree days (electric utility service area):
Cooling	724	459	58	724	463	56
Heating	197	294	(33)	2,323	2,457	(5)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Second Quarter 2010 vs. 2009 Increase (Decrease)		Year-To-Date 2010 vs. 2009 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$27	$0.05	$34	$0.06
Rate adjustment clauses	20	0.03	45	0.08
Other	—	—	(8)	(0.02)
Outage costs	13	0.02	22	0.04
PJM ancillary service revenue	12	0.02	13	0.02
Interest expense	5	0.01	9	0.02
Merchant generation margin	(92)	(0.16)	(163)	(0.28)
Other(1)	21	0.04	10	0.02
Share dilution	—	—	—	(0.01)

Change in net income contribution	$6	$0.01	$(38)	$(0.07)

(1)	Primarily reflects lower operations and maintenance largely due to a reduction in salaries, wages and benefits expense associated with a workforce reduction program.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	Second Quarter			Year-To-Date
	2010	2009	% Change	2010	2009	% Change
Gas distribution throughput (bcf):
Sales	4	4	—%	19	31	(39)%
Transportation	37	32	16	136	119	14
Heating degree days (gas distribution service area)	436	649	(33)	3,383	3,749	(10)
Average gas distribution customer accounts (thousands)(1):
Sales	257	293	(12)	260	371	(30)
Transportation	1,047	1,019	3	1,050	946	11
Production(2) (bcfe):	5.2	12.0	(57)	17.4	26.4	(34)
Average realized prices without hedging results (per mcfe)	$4.10	$3.58	15	$4.99	$4.37	14
Average realized prices with hedging results (per mcfe)	6.49	7.14	(9)	6.51	7.55	(14)
DD&A (unit of production rate per mcfe)	1.06	1.39	(24)	1.26	1.67	(25)
Average production (lifting) cost (per mcfe)	1.33	1.26	6	1.34	1.25	7

(1)	Period average.
(2)	Includes natural gas, NGLs and oil. Production includes 2.3 bcfe for the year-to-date period ended June 30, 2009 associated with the VPP royalty interests. There was no production related to VPPs for the quarter ended June 30, 2009 or the quarter and year-to-date periods ended June 30, 2010 due to the expiration of these interests in February 2009.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Second Quarter 2010 vs. 2009 Increase (Decrease)		Year-To-Date 2010 vs. 2009 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Producer services	$(12)	$(0.02)	$(28)	$(0.05)
E&P disposed operations	(9)	(0.02)	(9)	(0.02)
Expired E&P VPP royalty interests	—	—	(12)	(0.02)
Cove Point expansion revenue	—	—	20	0.03
Gas distribution margin:
Weather	(1)	—	(3)	—
AMR and PIR revenue(1)	3	—	5	0.01
Other	6	0.01	5	0.01
Other	(3)	—	4	—

Change in net income contribution	$(16)	$(0.03)	$(18)	$(0.04)

(1)	Primarily reflects an allowed return on investment through the AMR and PIR programs.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2010	2009	$ Change	2010	2009	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$1,280	$61	$1,219	$1,065	$(274)	$1,339
Specific items attributable to corporate operations:
Peoples discontinued operations	2	(15)	17	(147)	(6)	(141)
Other	53	4	49	15	4	11

Total specific items	1,335	50	1,285	933	(276)	1,209
Other corporate operations	(48)	(50)	2	(86)	(137)	51

Total net benefit (expense)	$1,287	$—	$1,287	$847	$(413)	$1,260

EPS impact	$2.18	$(0.01)	$2.19	$1.42	$(0.70)	$2.12

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements for discussion of these items.

Other Corporate Operations

Second Quarter 2010 vs. 2009

Net expenses decreased $2 million primarily reflecting a $14 million benefit resulting largely from the discontinuance of hedge accounting and subsequent changes in fair value of certain interest rate derivatives, partially offset by a $12 million reduction in consolidated tax benefits that are not attributed to the operating segments.

Year-to-Date 2010 vs. 2009

Net expenses decreased $51 million primarily due to a $41 million benefit resulting from the discontinuance of hedge accounting and subsequent changes in fair value of certain interest rate derivatives and a $14 million increase in consolidated tax benefits that are not attributed to the operating segments.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2010	2009	$ Change	2010	2009	$ Change
(millions)
Net income	$267	$149	$118	$362	$353	$9

Overview

Second Quarter 2010 vs. 2009

Net income increased 79%, primarily reflecting the impact of favorable weather and lower outage costs.

Year-To-Date 2010 vs. 2009

Net income increased 3%, primarily reflecting the combined effects of favorable weather and lower outage costs, partially offset by charges related to a workforce reduction program.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2010	2009	$ Change	2010	2009	$ Change
(millions)
Operating revenue	$1,711	$1,675	$36	$3,450	$3,534	$(84)
Electric fuel and other energy-related purchases	589	685	(96)	1,221	1,479	(258)
Purchased electric capacity	108	104	4	215	212	3

Net revenue	1,014	886	128	2,014	1,843	171

Other operations and maintenance	317	381	(64)	836	728	108
Depreciation and amortization	165	160	5	328	317	11
Other taxes	53	46	7	117	97	20
Other income	28	23	5	42	32	10
Interest and related charges	83	87	(4)	171	174	(3)
Income tax expense	157	86	71	242	206	36

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2010 vs. 2009

Net revenue increased 14%, primarily reflecting an increase in sales to retail customers due to an increase in cooling degree days ($65 million) and the impact from Riders C1 and C2, R, S and T ($57 million).

Other operations and maintenance decreased 17%, primarily reflecting lower outage costs due to fewer scheduled outage days as compared to the prior year ($47 million) and a decrease in salaries, wages and benefits related to a workforce reduction program ($13 million).

Income tax expense increased 83%, primarily reflecting higher pre-tax income in 2010.

Year-to-Date 2010 vs. 2009

Net revenue increased 9%, primarily due to the net impact of Riders C1 and C2, R, S and T ($118 million) and an increase in cooling degree days ($83 million), partially offset by a $28 million decrease due to the impact of unfavorable economic conditions on customer usage and other factors.

Other operations and maintenance increased 15%, primarily reflecting costs related to a workforce reduction program ($177 million), partially offset by a decrease in outage costs due to fewer scheduled outage days as compared to the prior year ($57 million) and a decrease in bad debt expense ($12 million).

Other taxes increased 21% primarily due to higher payroll taxes associated with a workforce reduction program and additional property tax due to increased investments and higher rates.

Other income increased 31% primarily reflecting higher net realized gains (including investment income) on nuclear decommissioning trust funds ($8 million) and an increase in the equity component of allowance for funds used during construction as a result of construction and expansion projects ($6 million), partially offset by a decrease in other miscellaneous income ($4 million).

Income tax expense increased 17%, primarily reflecting higher pretax income ($17 million) and a charge related to 2010 health care law changes that eliminated tax deductions for a portion of certain retiree health care costs ($16 million).

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	Second Quarter			Year-To-Date
	2010	2009	$ Change	2010	2009	$ Change
(millions)
DVP	$105	$76	$29	$198	$166	$32
Dominion Generation	160	72	88	303	193	110

Primary operating segments	265	148	117	501	359	142
Corporate and Other	2	1	1	(139)	(6)	(133)

Consolidated	$267	$149	$118	$362	$353	$9

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	Second Quarter			Year-To-Date
	2010	2009	% Change	2010	2009	% Change
Electricity delivered (million MWh)	20.0	19.0	5%	41.2	40.3	2%
Degree days (electric distribution service area):
Cooling	724	459	58	724	463	56
Heating	197	294	(33)	2,323	2,457	(5)
Average electric distribution customer accounts (thousands)(1)	2,420	2,401	1	2,419	2,400	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Second Quarter 2010 vs. 2009 Increase (Decrease)	Year-to-Date 2010 vs. 2009 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$13	$17
FERC transmission rates	10	19
Other	—	(5)
Interest expense	2	3
Storm damage and service restoration – electric distribution operations	(1)	(7)
Other(1)	5	5

Change in net income contribution	$29	$32

(1)	Primarily reflects lower operations and maintenance largely due to a reduction in salaries, wages and benefits expense associated with a workforce reduction program.

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	Second Quarter			Year-To-Date
	2010	2009	% Change	2010	2009	% Change
Electricity supplied (million MWh):	20.0	19.0	5%	41.2	40.3	2%
Degree days (electric utility service area):
Cooling	724	459	58	724	463	56
Heating	197	294	(33)	2,323	2,457	(5)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Second Quarter 2010 vs. 2009 Increase (Decrease)	Year-To-Date 2010 vs. 2009 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$27	$34
Rate adjustment clauses	20	45
Other	—	(8)
Outage costs	29	35
PJM ancillary service revenue	12	13
Other	—	(9)

Change in net income contribution	$88	$110

Corporate and Other

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements for discussion of these items.

Liquidity and Capital Resources

Dominion and Virginia Power depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities. Net proceeds from the sale of Dominion’s Appalachian E&P operations will be used to offset substantially all of Dominion’s equity needs for 2010 and its market equity issuances for 2011, repurchase common stock, fund contributions to Dominion’s pension plans and the Dominion Foundation, reduce debt and offset the majority of the impact of Virginia Power’s rate case settlement.

At June 30, 2010, Dominion had $4.6 billion of unused capacity under its credit facilities, including $2.7 billion of unused capacity under a joint credit facility available to Virginia Power.

A summary of Dominion’s cash flows is presented below:

	2010	2009
(millions)
Cash and cash equivalents at January 1(1)	$50	$71
Cash flows provided by (used in):
Operating activities	1,406	1,902
Investing activities	1,661	(1,788)
Financing activities	(2,706)	(119)

Net increase (decrease) in cash and cash equivalents	361	(5)

Cash and cash equivalents at June 30(2)	$411	$66

(1)	2010 and 2009 amounts include $2 million and $5 million, respectively, of cash classified as held for sale in Dominion’s Consolidated Balance Sheets.
(2)	2009 amount includes $2 million of cash classified as held for sale in Dominion’s Consolidated Balance Sheet.

A summary of Virginia Power’s cash flows is presented below:

	2010	2009
(millions)
Cash and cash equivalents at January 1	$19	$27
Cash flows provided by (used in):
Operating activities	559	911
Investing activities	(1,112)	(1,257)
Financing activities	549	348

Net increase (decrease) in cash and cash equivalents	(4)	2

Cash and cash equivalents at June 30	$15	$29

Operating Cash Flows

Net cash provided by Dominion’s operating activities decreased by $496 million primarily due to lower deferred fuel and gas cost recoveries, a contribution to Dominion’s pension plans, lower margins in merchant generation operations and refunds related to the rate case settlement, partially offset by lower income tax payments, lower margin collateral requirements and the favorable impact of weather on electric utility operations.

Net cash provided by Virginia Power’s operating activities decreased by $352 million, primarily due to lower deferred fuel cost recoveries, the refunds related to the rate case settlement and a contribution to the Dominion pension plan, partially offset by the favorable impact of weather, lower outage costs, and lower income tax payments in 2010. Virginia Power believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and provide dividends to Dominion.

The Companies’ operations are subject to risks and uncertainties, that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of June 30, 2010 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$587	$85	$502
Non-investment grade(2)	24	11	13
No external ratings:
Internally rated—investment grade(3)	64	2	62
Internally rated—non-investment grade(4)	74	—	74

Total	$749	$98	$651

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 37% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 6% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 7% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Presented below is a summary of Virginia Power’s gross credit exposure as of June 30, 2010, for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$6	$3	$3
Non-investment grade(2)	17	10	7
No external ratings:
Internally rated—non-investment grade(3)	2	—	2

Total	$25	$13	$12

(1)	Designations as investment grade are based on minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 25% of the total net credit exposure.
(2)	The only counterparty exposure for this category represented 58% of the total net credit exposure.
(3)	The only two counterparty exposures for this category represented 17% of the total net credit exposure.

Investing Cash Flows

For the six months ended June 30, 2010, net cash provided by Dominion’s investing activities was approximately $1.7 billion as compared to net cash used in investing activities of $1.8 billion in 2009, primarily reflecting the proceeds received from the sale of Dominion’s Appalachian E&P operations in April 2010 and the sale of Peoples in February 2010. Portions of the proceeds from the E&P sale were invested in time deposit certificates and other short-term securities.

Net cash used in Virginia Power’s investing activities decreased by $145 million as compared to 2009, primarily due to lower capital expenditures.

Financing Cash Flows and Liquidity

Dominion and Virginia Power rely on banks and capital markets as significant sources of funding for capital requirements not satisfied by cash provided by their operations. As discussed further in Credit Ratings and Debt Covenants in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, the Companies’ ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC and, in the case of Virginia Power, approval by the Virginia Commission.

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

Net cash used in Dominion’s financing activities increased by $2.6 billion, primarily due to net debt repayments in 2010 as compared to net debt issuances in 2009, and net repurchases of common stock in 2010 as compared to issuances of common stock in 2009. This reflects the use of proceeds from the sales of Dominion’s Appalachian E&P operations and Peoples.

Net cash provided by Virginia Power’s financing activities increased by $201 million, primarily due to higher net debt issuances in 2010 as compared to 2009, as a result of lower cash flow from operations.

See Note 14 to the Consolidated Financial Statements for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions, including stock repurchases.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of June 30, 2010, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. As of June 30, 2010, there have been no changes to, or events of default under, the Companies’ debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2010, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2009. As of June 30, 2010, Dominion’s planned capital expenditures for 2010, 2011 and 2012 are expected to total approximately $3.6 billion, $3.4 billion and $3.8 billion, respectively. The decrease in planned capital expenditures, as compared to the amounts originally forecasted in Dominion’s Annual Report on Form 10-K for the year ended December 31, 2009, primarily reflects the sale of Dominion’s Appalachian E&P operations. As of June 30, 2010, there have been no material changes to Virginia Power’s planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Off-Balance Sheet Arrangements

Other than a $135 million reduction in guarantees issued to third parties and equity method investees, as of June 30, 2010, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in Dominion’s Annual Report on Form 10-K for the year ended December 31, 2009.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s and Virginia Power’s Consolidated Financial Statements that may impact the Companies’ future results of operations and/or financial condition. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and Future Issues and Other Matters in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Regulatory Matters

See Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, Note 12 to the Consolidated Financial Statements in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and Note 12 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, Note 15 to the Consolidated Financial Statements in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and Note 15 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1. Legal Proceedings in their Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and this report for additional information on various legal matters.

Sale of Appalachian E&P Operations

In April 2010, Dominion completed the sale of substantially all of its Appalachian E&P operations to CONSOL for approximately $3.5 billion, subject to adjustments pursuant to the terms of the sale agreement. A more detailed description of the sale can be found in Note 3 to the Consolidated Financial Statements in this report.

Net proceeds of the sale will be used to offset substantially all of Dominion’s equity needs for 2010 and its market equity issuances for 2011, repurchase common stock, fund contributions to Dominion’s pension plans and the Dominion Foundation, reduce debt and offset the majority of the impact of Virginia Power’s rate case settlement. Dominion has projected that approximately $910 million of such proceeds will be used to repurchase common shares in 2010. From March 2010 to June 30, 2010, 12.2 million common shares have been repurchased for approximately $500 million.

Collective Bargaining Agreement

In May 2010, members of the Local 69 ratified a new three-year labor contract with Dominion. The new contract is retroactive to April 1, 2010 and runs through April 1, 2013. Local 69 represents about 870 DTI employees in West Virginia, New York, Pennsylvania, Ohio and Virginia and about 160 Hope employees in West Virginia.

DTI Firm Transportation Agreement

In June 2010, DTI entered into a 15-year firm transportation agreement with the gas subsidiary of CONSOL. The project is expected to provide approximately 200,000 dekatherms per day of firm transportation services for CONSOL’s Marcellus Shale natural gas production from various receipt points in central and southwestern Pennsylvania to a nexus of market pipelines and storage facilities in Leidy, Pennsylvania. The project will involve the construction by DTI of new compression facilities at three existing compressor stations in central Pennsylvania, subject to the receipt of regulatory approval. Dominion plans to apply for a FERC certificate in December 2010. If the project is approved, construction is expected to begin in March 2012, with a projected in-service date of November 2012.

Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law in an effort to improve regulation of financial markets. Dominion and Virginia Power are currently evaluating the Act and cannot yet predict the impact it may have on Dominion’s and Virginia Power’s financial condition, results of operations or cash flows.

Issuance of Common Stock

In July 2010, the Virginia Commission approved Dominion and Virginia Power’s joint request allowing Virginia Power to issue and sell up to $500 million of common stock to Dominion. This request was necessitated by the impact that the recently approved rate case settlement had on Virginia Power’s common equity.

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

A hypothetical 10% unfavorable change in market prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $161 million and $150 million as of June 30, 2010 and December 31, 2009, respectively. A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $14 million and $11 million in the fair value of Dominion’s commodity-based financial derivative instruments held for trading purposes as of June 30, 2010 and December 31, 2009, respectively.

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $4 million and $3 million in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of June 30, 2010 and December 31, 2009, respectively.

The impact of a change in commodity prices on Dominion’s and Virginia Power’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when such contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction, such as revenue from physical sales of the commodity.

Interest Rate Risk

Dominion and Virginia Power may use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. At December 31, 2009, Dominion and Virginia Power had $1.7 billion and $850 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. At December 31, 2009, a hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $62 million and $33 million in the fair value of these interest rate derivatives held by Dominion and Virginia Power, respectively. Subsequent to June 30, 2010, all forward-starting interest rate swap contracts were terminated; therefore, Dominion and Virginia Power have no sensitivity to changes in interest rates related to these interest rate swaps. In the six months ended June 30, 2010, Dominion recognized a $67 million after-tax benefit, recorded in interest and related charges in its Consolidated Statement of Income, reflecting the discontinuance of hedge accounting for certain of these interest rate derivatives since it became probable that the forecasted interest payments would not occur.

Investment Price Risk

Dominion and Virginia Power are subject to investment price risk due to securities held as investments in decommissioning trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in the Consolidated Balance Sheets at fair value.

Dominion recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $41 million and $29 million for the six months ended June 30, 2010 and for the year ended December 31, 2009, respectively. Dominion recognized net realized losses (net of investment income) on nuclear decommissioning trust investments of $89 million for the six months ended June 30, 2009. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. For the six months ended June 30, 2010 and 2009 and the year ended December 31, 2009, Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized losses on these investments of $108 million, and a net increase in unrealized gains on these investments of $152 million and $349 million, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $20 million for the six months ended June 30, 2010. Virginia Power recognized net realized losses (net of investment income) on nuclear decommissioning trust investments of $53 million and $3 million for the six months ended June 30, 2009 and for the year ended December 31, 2009, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized losses on these investments of $48 million, and a net increase in unrealized gains on these investments of $72 million and $149 million for the six months ended June 30, 2010 and 2009 and for the year ended December 31, 2009, respectively.

Dominion sponsors employee pension and other postretirement benefit plans, in which Dominion’s and Virginia Power’s employees participate, that hold investments in trusts to fund benefit payments. If the values of investments held in these trusts decline, it will result in future increases in the periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of contributions to be made to the employee benefit plans.

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

The Dodd-Frank Act permanently exempts small public companies with less than $75 million in market capitalization (nonaccelerated filers) from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. As a result, Virginia Power will be permanently exempt from providing an attestation report on internal controls over financial reporting by an independent registered public accounting firm. Disclosure of management attestations on internal controls over financial reporting under existing Section 404(a) is still required.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, Dominion and Virginia Power are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Companies, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Companies and their subsidiaries are involved in various legal proceedings. Dominion and Virginia Power believe that the ultimate resolution of these proceedings will not have a material adverse effect on their financial position, liquidity or results of operations. See Notes 12 and 15 to the Consolidated Financial Statements and Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and their Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 for discussions on various environmental and other regulatory proceedings to which Dominion and/or Virginia Power are a party.

In May 2010, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA. The request concerns historical operating changes and capital improvements undertaken at Brayton Point and Salem Harbor. Dominion is currently in the process of responding to the request and cannot predict the outcome of this matter.

ITEM 1A.	RISK FACTORS

Dominion’s and Virginia Power’s businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, which should be taken into consideration when reviewing the information contained in this report. Except for the risk factor on credit rating agency requirements below, which has been amended to delete the references to Dominion’s and Virginia Power’s current credit ratings due to the Dodd-Frank Act, there have been no material changes with regard to the risk factors previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 or their Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

Changing rating agency requirements could negatively affect Dominion’s and Virginia Power’s growth and business strategy. In order to maintain current credit ratings in light of existing or future requirements, Dominion and Virginia Power may find it necessary to take steps or change their business plans in ways that may adversely affect their growth and earnings. A reduction in Dominion’s credit ratings or the credit ratings of Virginia Power could result in an increase in borrowing costs, loss of access to certain markets, or both, thus adversely affecting operating results and could require Dominion to post additional collateral in connection with some of its price risk management activities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/10-4/30/10	6,672,030	$41.43	6,474,700	$42,762,448 shares/ 2.22 billion
5/1/10-5/31/10	987,050	41.54	979,028	$41,783,420 shares/ 2.18 billion
6/1/10-6/30/10	4,348	38.96	N/A	$41,783,420 shares/ 2.18 billion
Total	7,663,428	$41.44	7,453,728	$41,783,420 shares/ 2.18 billion

(1)	In April, May and June 2010, 197,330 shares, 8,022 shares and 4,348 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted and goal-based stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation, as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Restated Articles of Incorporation, as in effect on October 28, 2003 (Exhibit 3.1, Form 10-Q for the quarter ended September 30, 2003 filed November 7, 2003, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Bylaws, as amended and restated effective May 18, 2010 (Exhibit 3.2, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

10.1	Supplemental retirement agreement dated May 19, 2010 between Dominion and Mark F. McGettrick (Exhibit 10.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

10.2*	$3.0 billion Five-Year Credit Agreement dated February 28, 2006 among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. as Syndication Agent and Barclay’s Bank PLC, The Bank of Nova Scotia and Wachovia Bank, National Association, as Co-Documentation Agents and other lenders named therein (filed herewith) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	X	X

10.3*	$1.70 billion Amended and Restated Five-Year Credit Agreement dated February 28, 2006 among Consolidated Natural Gas Company, Barclay’s Bank PLC, as Administrative Agent, Barclays Bank PLC and KeyBank National Association, as Syndication Agents, and SunTrust Bank, The Bank of Nova Scotia and ABN AMRO Bank, N.V., as Co-Documentation Agents and other lenders as named therein (filed herewith) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	X

10.4*	$500 million 364-Day Revolving Credit Agreement dated July 30, 2008, among Dominion Resources, Inc., The Royal Bank of Scotland PLC, as Administrative Agent, Barclays Bank PLC and Morgan Stanley Bank, as Co-Syndication Agents, Citibank N.A. and The Bank of Nova Scotia, as Co-Documentation Agents and other lenders named therein (filed herewith) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	X

10.5*	Offshore Package Purchase Agreement dated April 27, 2007 between Dominion Exploration & Production, Inc. and Eni Petroleum Co. Inc. (Exhibit 99.1, Form 8-K filed August 2, 2010, File No. 1-8489).	X

10.6*	Alabama/Michigan/Permian Package Purchase Agreement dated as of June 1, 2007 between Dominion Resources, Inc., through certain of its wholly owned subsidiaries, and L O & G Acquisition Corp. (Exhibit 99.2, Form 8-K filed August 2, 2010, File No. 1-8489).	X

10.7*	Gulf Coast/Rockies/San Juan Package Purchase Agreement dated as of June 1, 2007 between Dominion Resources, Inc., through certain of its wholly owned subsidiaries, and XTO Energy, Inc. (Exhibit 99.1, Form 8-K filed August 2, 2010, File No. 1-8489).	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2b	Ratio of earnings to fixed charges and preferred dividends for Virginia Electric and Power Company (filed herewith).		X

Exhibit Number	Description	Dominion	Virginia Power

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (unaudited) (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc. and Virginia Electric and Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 29, 2010, formatted in XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.	X

*	This exhibit is being re-filed to include certain previously omitted schedules and/or exhibits.
^	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

August 2, 2010	/S/ ASHWINI SAWHNEY
Ashwini Sawhney Vice President – Accounting and Controller (Chief Accounting Officer)

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 2, 2010	/S/ ASHWINI SAWHNEY
Ashwini Sawhney Vice President - Accounting (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation, as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Restated Articles of Incorporation, as in effect on October 28, 2003 (Exhibit 3.1, Form 10-Q for the quarter ended September 30, 2003 filed November 7, 2003, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Bylaws, as amended and restated effective May 18, 2010 (Exhibit 3.2, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

10.1	Supplemental retirement agreement dated May 19, 2010 between Dominion and Mark F. McGettrick (Exhibit 10.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

10.2	$3.0 billion Five-Year Credit Agreement dated February 28, 2006 among Dominion Resources, Inc., Virginia Electric and Power Company, Consolidated Natural Gas Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. as Syndication Agent and Barclay’s Bank PLC, The Bank of Nova Scotia and Wachovia Bank, National Association, as Co-Documentation Agents and other lenders named therein (filed herewith) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	X	X

10.3	$1.70 billion Amended and Restated Five-Year Credit Agreement dated February 28, 2006 among Consolidated Natural Gas Company, Barclay’s Bank PLC, as Administrative Agent, Barclays Bank PLC and KeyBank National Association, as Syndication Agents, and SunTrust Bank, The Bank of Nova Scotia and ABN AMRO Bank, N.V., as Co-Documentation Agents and other lenders as named therein (filed herewith) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	X

10.4	$500 million 364-Day Revolving Credit Agreement dated July 30, 2008, among Dominion Resources, Inc., The Royal Bank of Scotland PLC, as Administrative Agent, Barclays Bank PLC and Morgan Stanley Bank, as Co-Syndication Agents, Citibank N.A. and The Bank of Nova Scotia, as Co-Documentation Agents and other lenders named therein (filed herewith) (Portions of this exhibit have been omitted pursuant to a request for confidential treatment).	X

10.5	Offshore Package Purchase Agreement dated April 27, 2007 between Dominion Exploration & Production, Inc. and Eni Petroleum Co. Inc. (Exhibit 99.1, Form 8-K filed August 2, 2010, File No. 1-8489).	X

10.6

Alabama/Michigan/Permian Package Purchase Agreement dated as of June 1, 2007 between Dominion Resources, Inc., through certain of its wholly owned subsidiaries, and L O & G Acquisition Corp. (Exhibit 99.2, Form 8-K filed August 2, 2010, File No. 1-8489).

X

10.7

Gulf Coast/Rockies/San Juan Package Purchase Agreement dated as of June 1, 2007 between Dominion Resources, Inc., through certain of its wholly owned subsidiaries, and XTO Energy, Inc. (Exhibit 99.1, Form 8-K filed August 2, 2010, File No. 1-8489).

X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2b	Ratio of earnings to fixed charges and preferred dividends for Virginia Electric and Power Company (filed herewith).		X

Exhibit Number	Description	Dominion	Virginia Power

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (unaudited) (filed herewith).	X	X

101	The following financial statements from Dominion Resources, Inc. and Virginia Electric and Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 29, 2010, formatted in XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.	X