Form 10-Q
period 2010-09-30
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2010-10-29
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At September 30, 2010, the latest practicable date for determination, Dominion Resources, Inc. had 580,507,721 shares of common stock outstanding and Virginia Electric and Power Company had 263,010 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representations as to the information relating to Dominion Resources, Inc.’s other operations.

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
AOCI	Accumulated other comprehensive income (loss)
AMR	Automated meter reading program deployed by East Ohio
ARO	Asset retirement obligation
ASLB	Atomic Safety and Licensing Board
bcf	Billion cubic feet
Bear Garden	A 580 MW combined cycle, natural gas-fired power station under construction in Buckingham County, Virginia
BREDL	Blue Ridge Environmental Defense League
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
COL	Combined Construction Permit and Operating License
CONSOL	CONSOL Energy, Inc.
DEI	Dominion Energy, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	Department of Energy
Dominion

The legal entity, Dominion Resources, Inc., one or more of Dominion Resources, Inc.’s consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Direct®	A dividend reinvestment and open enrollment direct stock purchase plan
DRS	Dominion Resources Services, Inc.
DTI	Dominion Transmission, Inc.
DVP	Dominion Virginia Power operating segment
East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio
E&P	Exploration & production
EPA	Environmental Protection Agency
EPS	Earnings per share
Fairless	Fairless power station
Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP Alternative Energy, Inc. in Benton County, Indiana
FERC	Federal Energy Regulatory Commission
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
Hope	Hope Gas, Inc., doing business as Dominion Hope
IRS	Internal Revenue Service
Kewaunee	Kewaunee power station
LNG	Liquefied natural gas
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Millstone	Millstone power station
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NCEMC	North Carolina Electric Membership Corporation
NedPower	A wind-turbine facility joint venture between Dominion and Shell WindEnergy Inc. in Grant County, West Virginia
NERC	The North American Electric Reliability Corporation
NGLs	Natural gas liquids
North Anna	North Anna power station
North Carolina Commission	North Carolina Utilities Commission

Abbreviation or Acronym	Definition
NOX	Nitrogen oxide
NO2	Nitrogen dioxide
NRC	Nuclear Regulatory Commission
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Peoples	The Peoples Natural Gas Company
PIR	Pipeline infrastructure replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PNG Companies LLC	An indirect subsidiary of SteelRiver Infrastructure Fund North America
Riders C1 and C2	Rate adjustment clauses associated with the recovery of costs related to certain demand-side management programs
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider T	A rate adjustment clause associated with the recovery of certain electric transmission-related expenditures
ROE	Return on equity
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
State Line	State Line power station
Surry	Surry power station
TGP	Tennessee Gas Pipeline Company
the Companies	Dominion and Virginia Power, collectively
U.S.	United States of America
US-APWR	Mitsubishi Heavy Industry’s Advanced Pressurized Water Reactor
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia City Hybrid Energy Center	A 585 MW (nominal) carbon-capture compatible, clean coal powered electric generation facility under construction in Wise County, Virginia
Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries
VPDES	Virginia Pollutant Discharge Elimination System
VPP	Volumetric production payment
VSWCB	Virginia State Water Control Board

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009(1)	2010	2009(1)
(millions, except per share amounts)
Operating Revenue	$3,950	$3,630	$11,451	$11,622

Operating Expenses
Electric fuel and other energy-related purchases	1,180	1,072	3,164	3,211
Purchased electric capacity	116	96	333	309
Purchased gas	367	281	1,550	1,639
Other operations and maintenance	788	713	2,709	2,632
Depreciation, depletion and amortization	263	274	794	824
Other taxes	117	106	405	366

Total operating expenses	2,831	2,542	8,955	8,981

Gain on sale of Appalachian E&P operations	—	—	2,467	—

Income from operations	1,119	1,088	4,963	2,641

Other income	63	128	109	136
Interest and related charges	229	217	600	656

Income from continuing operations including noncontrolling interests before income tax expense	953	999	4,472	2,121
Income tax expense	374	360	1,803	766

Income from continuing operations including noncontrolling interests	579	639	2,669	1,355
Loss from discontinued operations(2)	—	(41)	(147)	(47)

Net Income Including Noncontrolling Interests	579	598	2,522	1,308
Noncontrolling Interests	4	4	12	12

Net Income Attributable to Dominion	$575	$594	$2,510	$1,296

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$575	$635	$2,657	$1,343
Loss from discontinued operations, net of tax	—	(41)	(147)	(47)

Net income attributable to Dominion	$575	$594	$2,510	$1,296

Earnings Per Common Share – Basic
Income from continuing operations	$0.98	$1.07	$4.49	$2.27
Loss from discontinued operations	—	(0.07)	(0.25)	(0.08)

Net income attributable to Dominion	$0.98	$1.00	$4.24	$2.19

Earnings Per Common Share – Diluted
Income from continuing operations	$0.98	$1.07	$4.48	$2.27
Loss from discontinued operations	—	(0.07)	(0.25)	(0.08)

Net income attributable to Dominion	$0.98	$1.00	$4.23	$2.19

Dividends paid per common share	$0.4575	$0.4375	$1.3725	$1.3125

(1)	Dominion’s Consolidated Statements of Income for the three and nine months ended September 30, 2009 have been recast to reflect Peoples as discontinued operations, as discussed in Note 3.
(2)	Includes income tax expense of $20 million for the three months ended September 30, 2009 and $13 million and $74 million for the nine months ended September 30, 2010 and 2009, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$446	$48
Customer receivables (less allowance for doubtful accounts of $29 and $31)	1,728	2,050
Other receivables (less allowance for doubtful accounts of $9 and $14)	97	130
Inventories	1,222	1,185
Derivative assets	1,057	1,128
Assets held for sale	—	1,018
Regulatory assets	459	170
Prepayments	132	405
Other	854	683

Total current assets	5,995	6,817

Investments
Nuclear decommissioning trust funds	2,745	2,625
Investment in equity method affiliates	591	595
Other	275	272

Total investments	3,611	3,492

Property, Plant and Equipment
Property, plant and equipment	39,112	39,036
Accumulated depreciation, depletion and amortization	(13,056)	(13,444)

Total property, plant and equipment, net	26,056	25,592

Deferred Charges and Other Assets
Goodwill	3,141	3,354
Regulatory assets	1,321	1,390
Other	2,105	1,909

Total deferred charges and other assets	6,567	6,653

Total assets	$42,229	$42,554

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2010	December 31, 2009(1)
(millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year	$776	$1,137
Short-term debt	100	1,295
Accounts payable	1,342	1,401
Accrued interest, payroll and taxes	953	676
Derivative liabilities	754	679
Liabilities held for sale	—	428
Regulatory liabilities	180	536
Other	822	681

Total current liabilities	4,927	6,833

Long-Term Debt
Long-term debt	14,288	13,730
Junior subordinated notes payable to affiliates	268	268
Enhanced junior subordinated notes	1,467	1,483

Total long-term debt	16,023	15,481

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,366	4,244
Asset retirement obligations	1,559	1,605
Pension and other postretirement benefit liabilities	1,159	1,260
Regulatory liabilities	1,366	1,215
Other	477	474

Total deferred credits and other liabilities	8,927	8,798

Total liabilities	29,877	31,112

Commitments and Contingencies (see Note 15)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholders’ Equity
Common stock – no par(2)	5,702	6,525
Other paid-in capital	193	185
Retained earnings	6,386	4,686
Accumulated other comprehensive loss	(186)	(211)

Total common shareholders’ equity	12,095	11,185

Total liabilities and shareholders’ equity	$42,229	$42,554

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 581 million and 599 million shares outstanding at September 30, 2010 and December 31, 2009, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30,	2010	2009
(millions)
Operating Activities
Net income including noncontrolling interests	$2,522	$1,308
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Gain from sale of Appalachian E&P operations	(2,467)	—
Loss from sale of Peoples	113	—
Accrued charges related to workforce reduction program	261	—
Impairment of merchant generation facility	163	—
Impairment of gas and oil properties	21	455
Depreciation, depletion and amortization (including nuclear fuel)	946	960
Deferred income taxes and investment tax credits	310	(342)
Contribution to employee pension plans	(250)	—
Rate settlement	(413)	—
Other adjustments	7	(95)
Changes in:
Accounts receivable	360	804
Inventories	(23)	(41)
Deferred fuel and purchased gas costs	(147)	678
Prepayments	274	(67)
Accounts payable	(51)	(475)
Accrued interest, payroll and taxes	270	(4)
Margin deposit assets and liabilities	(23)	(194)
Other operating assets and liabilities	11	(5)

Net cash provided by operating activities	1,884	2,982

Investing Activities
Plant construction and other property additions	(2,509)	(2,884)
Proceeds from the sale of Appalachian E&P operations	3,450	—
Proceeds from the sale of Peoples	741	—
Proceeds from sale of securities	1,938	1,258
Purchases of securities	(2,470)	(1,294)
Other	75	176

Net cash provided by (used in) investing activities	1,225	(2,744)

Financing Activities
Repayment of short-term debt, net	(1,195)	(1,381)
Issuance of long-term debt	550	1,695
Repayment of long-term debt	(414)	(134)
Issuance of common stock	66	381
Repurchase of common stock	(900)	—
Common dividend payments	(810)	(777)
Subsidiary preferred dividend payments	(12)	(12)
Other	2	(28)

Net cash used in financing activities	(2,713)	(256)

Increase (decrease) in cash and cash equivalents	396	(18)
Cash and cash equivalents at beginning of period(1)	50	71

Cash and cash equivalents at end of period(2)	$446	$53

Supplemental Cash Flow Information:
Significant noncash investing and financing activities
Accrued capital expenditures	$192	$184
Debt for equity exchange	—	56

(1)	2010 and 2009 amounts include $2 million and $5 million, respectively, of cash classified as held for sale in Dominion’s Consolidated Balance Sheets.
(2)	2009 amount includes $3 million of cash classified as held for sale in Dominion’s Consolidated Balance Sheet.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Operating Revenue	$2,111	$1,938	$5,561	$5,472

Operating Expenses
Electric fuel and other energy-related purchases	694	740	1,915	2,219
Purchased electric capacity	116	95	331	307
Other operations and maintenance:
Affiliated suppliers	85	109	293	310
Other	319	230	947	757
Depreciation and amortization	171	162	499	479
Other taxes	53	48	170	145

Total operating expenses	1,438	1,384	4,155	4,217

Income from operations	673	554	1,406	1,255

Other income	25	33	67	65
Interest and related charges	88	89	259	263

Income before income tax expense	610	498	1,214	1,057
Income tax expense	230	183	472	389

Net Income	380	315	742	668
Preferred dividends	4	4	12	12

Balance available for common stock	$376	$311	$730	$656

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$22	$19
Customer accounts receivable (less allowance for doubtful accounts of $10 and $12)	937	880
Other receivables (less allowance for doubtful accounts of $6 at both dates)	52	72
Inventories (average cost method)	603	614
Regulatory assets	278	116
Prepayments	114	52
Other	42	343

Total current assets	2,048	2,096

Investments
Nuclear decommissioning trust funds	1,257	1,204
Other	3	4

Total investments	1,260	1,208

Property, Plant and Equipment
Property, plant and equipment	27,163	25,643
Accumulated depreciation and amortization	(9,683)	(9,314)

Total property, plant and equipment, net	17,480	16,329

Deferred Charges and Other Assets
Intangible assets	209	217
Regulatory assets	292	200
Other	240	68

Total deferred charges and other assets	741	485

Total assets	$21,529	$20,118

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2010	December 31, 2009(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$245	$245
Short-term debt	100	442
Accounts payable	451	390
Payables to affiliates	66	67
Affiliated current borrowings	264	2
Accrued interest, payroll and taxes	279	213
Regulatory liabilities	152	491
Other	416	358

Total current liabilities	1,973	2,208

Long-Term Debt	6,502	6,213

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,514	2,359
Asset retirement obligations	660	636
Regulatory liabilities	1,144	995
Other	307	277

Total deferred credits and other liabilities	4,625	4,267

Total liabilities	13,100	12,688

Commitments and Contingencies (see Note 15)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock – no par(2)	5,373	4,738
Other paid-in capital	1,111	1,110
Retained earnings	1,669	1,299
Accumulated other comprehensive income	19	26

Total common shareholder’s equity	8,172	7,173

Total liabilities and shareholder’s equity	$21,529	$20,118

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2009 has been derived from the audited Consolidated Financial Statements at that date.
(2)	300,000 shares authorized; 263,010 and 241,710 shares outstanding at September 30, 2010 and December 31, 2009, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2010	2009
(millions)
Operating Activities
Net income	$742	$668
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued charges related to workforce reduction program	98	—
Depreciation and amortization (including nuclear fuel)	584	556
Deferred income taxes and investment tax credits	399	(103)
Rate settlement	(413)	—
Contribution to employee pension plans	(119)	—
Other adjustments	21	(44)
Changes in:
Accounts receivable	(38)	24
Affiliated accounts receivable and payable	1	(15)
Inventories	10	(55)
Deferred fuel expenses	(126)	514
Accounts payable	80	(49)
Accrued interest, payroll and taxes	66	47
Prepayments	(62)	(40)
Other operating assets and liabilities	(5)	83

Net cash provided by operating activities	1,238	1,586

Investing Activities
Plant construction and other property additions	(1,579)	(1,745)
Purchases of nuclear fuel	(114)	(90)
Purchases of securities	(976)	(624)
Proceeds from sales of securities	959	607
Other	2	(53)

Net cash used in investing activities	(1,708)	(1,905)

Financing Activities
Repayment of short-term debt, net	(342)	(297)
Issuance of affiliated current borrowings, net	897	646
Issuance of long-term debt	300	460
Repayment of long-term debt	(11)	(120)
Common dividend payments	(360)	(366)
Preferred dividend payments	(12)	(12)
Other	1	4

Net cash provided by financing activities	473	315

Increase (decrease) in cash and cash equivalents	3	(4)
Cash and cash equivalents at beginning of period	19	27

Cash and cash equivalents at end of period	$22	$23

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$114	$78
Conversion of short-term borrowings payable to Dominion to equity	636	—

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and their Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. Due to the sale of substantially all of Dominion’s Appalachian E&P operations during the second quarter of 2010, accounting for gas and oil operations is no longer considered a significant accounting policy. There have been no other material changes with regard to the significant accounting policies previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of September 30, 2010, their results of operations for the three and nine months ended September 30, 2010 and 2009 and their cash flows for the nine months ended September 30, 2010 and 2009. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Note 3. Dispositions

Sale of Appalachian E&P Operations

In April 2010, Dominion completed the sale of substantially all of its Appalachian E&P operations to a newly-formed subsidiary of CONSOL for approximately $3.5 billion. The transaction includes the mineral rights to approximately 491,000 acres in the Marcellus Shale formation. Dominion retained certain oil and natural gas wells located on or near its natural gas storage fields. The transaction generated after-tax proceeds of approximately $2.2 billion and resulted in an after-tax gain of approximately $1.4 billion, which includes a $134 million write-off of goodwill. Proceeds from the sale have been or will be used to pay taxes on the gain, offset all of Dominion’s equity needs for 2010 and its market equity issuances for 2011, repurchase common stock, fund contributions to Dominion’s pension plans and the Dominion Foundation, reduce debt and offset the majority of the impact of Virginia Power’s rate case settlement.

The results of operations for Dominion’s Appalachian E&P business are not reported as discontinued operations in the Consolidated Statements of Income since Dominion did not sell its entire U.S. cost pool.

Due to the sale, hedge accounting was discontinued for certain cash flow hedges since it became probable that the forecasted sales of gas would not occur. In connection with the discontinuance of hedge accounting for these contracts, Dominion recognized a $42 million ($25 million after-tax) benefit, recorded in operating revenue in its Consolidated Statement of Income, reflecting the reclassification of gains from AOCI to earnings for these contracts in March 2010.

Sale of Peoples

In February 2010, Dominion completed the sale of Peoples to PNG Companies LLC and netted after-tax proceeds of approximately $542 million. The sale resulted in an after-tax loss of approximately $132 million, which included a $79 million write-off of goodwill as well as post-closing adjustments. The sale also resulted in after-tax expenses of approximately $27 million, including transaction and benefit-related costs. In addition, Peoples had income from operations of $12 million after-tax during 2010.

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

The following table presents selected information regarding the results of operations of Peoples, which are reported as discontinued operations in the Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Operating revenue	$—	$38	$67	$328
Income (loss) before income taxes	—	(21)	(134)	27

Note 4. Ceiling Test

Dominion follows the full cost method of accounting for its gas and oil E&P activities, which subjects capitalized costs to a quarterly ceiling test using hedge-adjusted prices. Due to the April 2010 sale of substantially all of its Appalachian E&P operations, as of September 30, 2010 Dominion no longer has any significant gas and oil properties subject to the ceiling test calculation.

At March 31, 2010, Dominion recorded a ceiling test impairment charge of $21 million ($13 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income primarily due to a decline in hedge-adjusted prices reflecting the discontinuance of hedge accounting for certain cash flow hedges, as discussed in Note 3.

During the nine months ended September 30, 2009, Dominion recorded a ceiling test impairment charge of $455 million ($281 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income. Excluding the effects of hedge-adjusted prices in calculating the ceiling limitation, the impairment charge would have been $631 million ($378 million after-tax).

Note 5. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Dominion
Electric sales:
Regulated	$2,083	$1,905	$5,488	$5,377
Nonregulated	1,072	999	2,857	2,917
Gas sales:
Regulated	25	26	209	403
Nonregulated	375	351	1,502	1,671
Gas transportation and storage	289	242	1,070	924
Other	106	107	325	330

Total operating revenue	$3,950	$3,630	$11,451	$11,622

Virginia Power
Regulated electric sales	$2,083	$1,905	$5,488	$5,377
Other	28	33	73	95

Total operating revenue	$2,111	$1,938	$5,561	$5,472

Note 6. Income Taxes

Continuing Operations

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Nine Months Ended September 30,	2010	2009	2010	2009
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
Legislative changes	1.2	0.4	1.3	—
State taxes, net of federal benefit	4.5	3.5	3.9	3.7
Domestic production activities deduction	(0.4)	(0.7)	(0.9)	(0.6)
Non-deductible goodwill	0.9	—	—	—
Other, net	(0.9)	(2.1)	(0.4)	(1.3)

Effective tax rate	40.3%	36.1%	38.9%	36.8%

Dominion’s and Virginia Power’s effective tax rates in 2010 reflect a reduction of deferred tax assets resulting from the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, which eliminated the employer’s deduction, beginning in 2013, for that portion of its retiree prescription drug coverage cost that is being reimbursed by the Medicare Part D subsidy. In addition, Dominion’s effective tax rate in 2010 includes the impact of goodwill written off with the sale of the Appalachian E&P operations that is not deductible for tax purposes.

During the nine months ended September 30, 2010, Dominion’s and Virginia Power’s unrecognized tax benefits changed as follows:

	Dominion	Virginia Power
(millions)
Beginning balance	$291	$121
Increases – prior period positions	15	4
Decreases – prior period positions	(60)	(26)
Current period positions	27	16
Other	(3)	—

Ending balance	$270	$115

In 2010, the IRS began its examination of Dominion’s consolidated tax returns for tax years 2006 and 2007, and Dominion began settlement negotiations with the Appellate Division of the IRS regarding adjustments proposed in the examination of its consolidated tax returns for 2004 and 2005.

In September 2010, the Appellate Division of the IRS informed Dominion that the U.S. Congressional Joint Committee on Taxation had approved the settlement of tax years 2002 and 2003 for Dominion and its consolidated subsidiaries. The settlement excludes two issues, for which Dominion has reserved the right to litigate and pursue claims for refunds.

With Dominion’s appeals of assessments received from tax authorities, including settlement negotiations with the Appellate Division of the IRS regarding tax years 2004 and 2005 and the ongoing IRS examination of tax years 2006 and 2007, it is reasonably possible that certain unrecognized tax benefits could decrease during the next 12 months by up to $25 million for Dominion and up to $20 million for Virginia Power. Dominion’s unrecognized tax benefits could also be reduced over the next 12 months by $13 million, including $3 million for Virginia Power, to recognize prior period amounts becoming otherwise deductible in the current period. In addition, unrecognized tax benefits may increase for Dominion and Virginia Power by $20 million during the next 12 months for current period amounts related to certain tax positions initially taken in prior year returns for recurring business activities. Since the uncertainty for the majority of these unrecognized tax benefits involves only the timing of the deductions, no material impact on earnings is expected.

Discontinued Operations

Income tax expense in 2010 for Dominion’s discontinued operations primarily reflects the impact of goodwill written off in the sale of Peoples that is not deductible for tax purposes and the reversal of deferred taxes for which the benefit was offset by the reversal of income tax-related regulatory assets.

Income tax expense in 2009 for Dominion’s discontinued operations also reflects the impact of these items. Since the sale of Peoples was originally expected to occur in 2009, the tax effects related to the sale were included in the determination of Dominion’s estimated annual effective tax rate in 2009.

2010 Legislation

In September 2010, the President of the U.S. signed the Small Business Jobs Act of 2010 which provides a one-year extension for the fifty percent bonus depreciation allowance for qualifying expenditures. Dominion and Virginia Power expect to claim bonus depreciation, which will result in reduced income taxes payable and increased deferred tax liabilities.

Note 7. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions, except EPS)
Net income attributable to Dominion	$575	$594	$2,510	$1,296

Average shares of common stock outstanding – Basic	585.0	595.9	591.7	591.7
Net effect of potentially dilutive securities(1)	1.4	0.4	1.1	0.3

Average shares of common stock outstanding – Diluted	586.4	596.3	592.8	592.0

Earnings Per Common Share – Basic	$0.98	$1.00	$4.24	$2.19
Earnings Per Common Share – Diluted	$0.98	$1.00	$4.23	$2.19

(1)	Potentially dilutive securities consist of options, goal-based stock and contingently convertible senior notes.

Potentially dilutive securities with the right to acquire approximately 0.5 million and 1.6 million common shares for the three and nine months ended September 30, 2009, respectively, were not included in the period’s calculation of diluted EPS because the exercise or purchase prices of those instruments were greater than the average market price of Dominion’s common shares. There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2010.

Note 8. Comprehensive Income

The following table presents Dominion’s total comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Net income including noncontrolling interests	$579	$598	$2,522	$1,308
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(56)	(156)	(61)	(117)
Other, net of tax(1)	70	67	86	144

Other comprehensive income (loss)	14	(89)	25	27

Comprehensive income including noncontrolling interests	593	509	2,547	1,335
Noncontrolling interests	4	4	12	12

Total comprehensive income attributable to Dominion	$589	$505	$2,535	$1,323

(1)	Primarily represents a net increase in unrealized gains on investments held in nuclear decommissioning trusts.

The following table presents Virginia Power’s total comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Net income	$380	$315	$742	$668
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(1)	(2)	(9)	6
Other, net of tax	6	5	2	12

Other comprehensive income (loss)	5	3	(7)	18

Total comprehensive income	$385	$318	$735	$686

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

At September 30, 2010, Dominion’s and Virginia Power’s net balance of commodity derivatives categorized as Level 3 fair value measurements was a net liability of $17 million and $8 million, respectively. A hypothetical 10% increase in commodity prices would increase Dominion’s and Virginia Power’s Level 3 net liability by $64 million and $3 million, respectively, while a hypothetical 10% decrease in commodity prices would decrease Dominion’s and Virginia Power’s Level 3 net liability by $65 million and $3 million, respectively.

Non-recurring Fair Value Measurements

Dominion

In June 2010, Dominion evaluated State Line, a coal-fired merchant power station with minimal environmental controls, for impairment due to the station’s relatively low level of profitability combined with the EPA’s issuance in June 2010 of a new stringent 1-hour primary NAAQS for SO2 that will likely require significant environmental capital expenditures in the future. As a result of this evaluation, Dominion recorded an impairment charge of $163 million ($95 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income, to write down State Line’s long-lived assets to their estimated fair value of $59 million. As management was not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion relied on the income approach (discounted cash flows) to estimate the fair value of State Line’s long-lived assets. This was considered a Level 3 fair value measurement due to the use of significant unobservable inputs including estimates of future power and other commodity prices.

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

Virginia Power

In September 2010, Virginia Power evaluated its SO2 emissions allowances not expected to be consumed by its generating units for potential impairment due to the significant decline in market prices since the July 2010 release of the EPA’s proposed Transport Rule, as discussed in Note 15. As a result of this evaluation, Virginia Power recorded an impairment charge of $13 million ($8 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income, to write down its SO2 emission allowances not expected to be consumed to their estimated fair value of less than $1 million. Due to the absence of market activity for future SO2 vintage year allowances, Virginia Power could not develop a market approach to fair value and therefore relied on the income approach to estimate the fair value of these SO2 emission allowances, which was considered a Level 3 fair value measurement given the use of significant unobservable inputs including estimates of future SO2 emissions allowance prices.

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
As of September 30, 2010
Assets
Derivatives:
Commodity	$87	$1,086	$59	$1,232
Interest rate	—	63	—	63
Investments(1):
Equity securities:
U.S.:
Large cap	1,547	—	—	1,547
Other	49	—	—	49
Non-U.S.:
Large cap	11	—	—	11
Fixed Income:
Corporate debt instruments	—	346	—	346
U.S. Treasury securities and agency debentures	274	160	—	434
State and municipal	—	265	—	265
Other	—	21	—	21
Cash equivalents and other	8	98	—	106

Total assets	$1,976	$2,039	$59	$4,074

Liabilities
Derivatives:
Commodity	$11	$844	$76	$931

Total liabilities	$11	$844	$76	$931

As of December 31, 2009
Assets
Derivatives:
Commodity	$85	$1,058	$41	$1,184
Interest rate	—	176	—	176
Foreign currency	—	2	—	2
Investments(1):
Equity securities:
U.S.:
Large cap	1,520	—	—	1,520
Other	43	1	—	44
Non-U.S.:
Large cap	12	—	—	12
Fixed Income:
Corporate debt instruments	—	253	—	253
U.S. Treasury securities and agency debentures	216	78	—	294
State and municipal	—	434	—	434
Other	—	4	—	4
Cash equivalents and other	—	54	—	54

Total assets	$1,876	$2,060	$41	$3,977

Liabilities
Derivatives:
Commodity	$17	$736	$107	$860
Interest rate	—	1	—	1

Total liabilities	$17	$737	$107	$861

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Beginning balance	$32	$31	$(66)	$99
Total realized and unrealized gains (losses):
Included in earnings	27	3	40	(128)
Included in other comprehensive income (loss)	(65)	(7)	20	(95)
Included in regulatory assets/liabilities	(13)	(45)	1	10
Purchases, issuances and settlements	(23)	5	(41)	118
Transfers out of Level 3	25	2	29	(15)

Ending balance	$(17)	$(11)	$(17)	$(11)

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$4	$7	$(3)	$2

The following table presents Dominion’s gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy-related purchases	Purchased gas	Total
(millions)
Three Months Ended September 30, 2010
Total gains (losses) included in earnings	$5	$22	$—	$27
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	4	—	—	4

Three Months Ended September 30, 2009
Total gains (losses) included in earnings	$17	$(14)	$—	$3
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	6	—	1	7

Nine Months Ended September 30, 2010
Total gains (losses) included in earnings	$(5)	$49	$(4)	$40
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(3)	—	—	(3)

Nine Months Ended September 30, 2009
Total gains (losses) included in earnings	$31	$(152)	$(7)	$(128)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	5	—	(3)	2

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
As of September 30, 2010
Assets
Derivatives:
Commodity	$—	$15	$5	$20
Interest rate	—	4	—	4
Investments(1):
Equity securities:
U.S.:
Large cap	614	—	—	614
Other	22	—	—	22
Fixed income:
Corporate debt instruments	—	234	—	234
U.S. Treasury securities and agency debentures	109	49	—	158
State and municipal	—	86	—	86
Other	—	16	—	16
Cash equivalents and other	—	53	—	53

Total assets	$745	$457	$5	$1,207

Liabilities
Derivatives:
Commodity	$—	$9	$13	$22

Total liabilities	$—	$9	$13	$22

As of December 31, 2009
Assets
Derivatives:
Commodity	$—	$30	$2	$32
Interest rate	—	86	—	86
Foreign currency	—	2	—	2
Investments(1):
Equity securities:
U.S.:
Large cap	615	—	—	615
Other	19	—	—	19
Fixed Income:
Corporate debt instruments	—	161	—	161
U.S. Treasury securities and agency debentures	90	8	—	98
State and municipal	—	189	—	189
Other	—	3	—	3
Cash equivalents and other	—	16	—	16

Total assets	$724	$495	$2	$1,221

Liabilities
Derivatives:
Commodity	$—	$3	$12	$15

Total liabilities	$—	$3	$12	$15

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Beginning balance	$5	$(8)	$(10)	$(69)
Total realized and unrealized gains (losses):
Included in earnings	22	(14)	48	(152)
Included in regulatory assets/liabilities	(13)	(45)	2	10
Purchases, issuances and settlements	(22)	15	(48)	157
Transfers out of Level 3	—	—	—	2

Ending balance	$(8)	$(52)	$(8)	$(52)

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases expense in Virginia Power’s Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2010 and 2009.

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

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$15,064	$17,352	$14,867	$15,970
Junior subordinated notes payable to affiliates	268	265	268	255
Enhanced junior subordinated notes	1,467	1,573	1,483	1,487
Subsidiary preferred stock(3)	257	252	257	251

Virginia Power
Long-term debt, including securities due within one year(2)	$6,747	$7,771	$6,458	$6,977
Preferred stock(3)	257	252	257	251

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At September 30, 2010 and December 31, 2009, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $59 million and $23 million, respectively.
(3)	Includes issuance expenses of $2 million at September 30, 2010 and December 31, 2009.

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

Dominion

The following table presents the volume of Dominion’s derivative activity as of September 30, 2010. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting deals, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	516	116
Basis(1)	1,107	522
Electricity (MWh):
Fixed price(2)	22,096,134	9,608,229
FTRs	76,735,785	2,208,448
Capacity (MW)	1,448,200	4,339,950
Liquids (gallons)(3)	149,184,000	380,772,000
Interest rate	$75,000,000	$750,000,000

(1)	Includes options.
(2)	Includes power options.
(3)	Includes NGL and oil derivatives.

For the three and nine months ended September 30, 2010 and 2009, gains or losses on hedging instruments determined to be ineffective were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices and were not material for the three and nine months ended September 30, 2010 and 2009.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at September 30, 2010:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(24)	$(10)	51 months
Electricity	204	168	32 months
NGLs	(2)	(2)	51 months
Other	10	3	56 months
Interest rate	32	(1)	339 months

Total	$220	$158

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

In addition, changes to Dominion’s financing needs during the first and second quarters of 2010 resulted in the discontinuance of hedge accounting for certain cash flow hedges since it was determined that the forecasted interest payments would not occur. In connection with the discontinuance of hedge accounting for these contracts, Dominion recognized a benefit recorded to interest and related charges reflecting the reclassification of gains from AOCI to earnings of $110 million ($67 million after-tax) for the nine months ended September 30, 2010. The reclassification of gains from AOCI to earnings was partially offset by subsequent changes in fair value of $37 million ($23 million after-tax) for the nine months ended September 30, 2010.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
September 30, 2010
ASSETS
Current Assets
Commodity	$461	$572	$1,033
Interest rate	24	—	24

Total current derivative assets	485	572	1,057

Noncurrent Assets
Commodity	111	88	199
Interest rate	39	—	39

Total noncurrent derivative assets(1)	150	88	238

Total derivative assets	$635	$660	$1,295

LIABILITIES
Current Liabilities
Commodity	$185	$569	$754

Total current derivative liabilities	185	569	754

Noncurrent Liabilities
Commodity	67	110	177

Total noncurrent derivative liabilities(2)	67	110	177

Total derivative liabilities	$252	$679	$931

December 31, 2009
ASSETS
Current Assets
Commodity	$445	$507	$952
Interest rate	174	—	174
Foreign currency	2	—	2

Total current derivative assets	621	507	1,128

Noncurrent Assets
Commodity	132	100	232
Interest rate	2	—	2

Total noncurrent derivative assets(1)	134	100	234

Total derivative assets	$755	$607	$1,362

LIABILITIES
Current Liabilities
Commodity	$147	$532	$679

Total current derivative liabilities	147	532	679

Noncurrent Liabilities
Commodity	61	120	181
Interest rate	1	—	1

Total noncurrent derivative liabilities(2)	62	120	182

Total derivative liabilities	$209	$652	$861

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$88
Purchased gas		(6)
Electric fuel and other energy-related purchases		4
Purchased electric capacity		1

Total commodity	$(5)	87	$(6)

Interest rate(3)	—	—	1
Foreign currency(4)	—	—	—

Total	$(5)	$87	$(5)

Three Months Ended September 30, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$307
Purchased gas		(16)
Electric fuel and other energy-related purchases		(2)
Purchased electric capacity		1

Total commodity	$50	290	$4

Interest rate(3)	(15)	(1)	(18)
Foreign currency(4)	—	1	(2)

Total	$35	$290	$(16)

Nine Months Ended September 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$383
Purchased gas		(122)
Electric fuel and other energy-related purchases		(4)
Purchased electric capacity		3

Total commodity	$277	260	$(17)

Interest rate(3)	(3)	109	(23)
Foreign currency(4)	—	1	(2)

Total	$274	$370	$(42)

Nine Months Ended September 30, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$829
Purchased gas		(99)
Electric fuel and other energy-related purchases		(9)
Purchased electric capacity		4

Total commodity	$424	725	$9

Interest rate(3)	109	(3)	57
Foreign currency(4)	1	2	(2)

Total	$534	$724	$64

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2010	2009	2010	2009
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$45	$28	$71	$74
Purchased gas	(13)	(15)	(42)	(61)
Electric fuel and other energy-related purchases	23	(14)	48	(151)
Interest Rate(2)	—	—	(37)	—

Total	$55	$(1)	$40	$(138)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts are recorded in interest and related charges in Dominion’s Consolidated Statements of Income.

Virginia Power

The following table presents the volume of Virginia Power’s derivative activity as of September 30, 2010. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting deals, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	4	—
Basis	2	—
Electricity (MWh):
Fixed price	901,600	—
FTRs	76,296,000	2,208,448
Capacity (MW)	352,600	304,500
Interest rate	$75,000,000	—

For the three and nine months ended September 30, 2010 and 2009, gains or losses on hedging instruments determined to be ineffective were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices and were not material for the three and nine months ended September 30, 2010 and 2009.

The following table presents selected information related to gains on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at September 30, 2010:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$3	$—	339 months
Other	1	1	44 months

Total	$4	$1

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
(millions)
September 30, 2010
ASSETS
Current Assets
Commodity	$15	$5	$20
Interest rate	4	—	4

Total current derivative assets(1)	19	5	24

Total derivative assets	$19	$5	$24

LIABILITIES
Current Liabilities
Commodity	$6	$13	$19

Total current derivative liabilities(3)	6	13	19

Noncurrent Liabilities
Commodity	3	—	3

Total noncurrent derivative liabilities(4)	3	—	3

Total derivative liabilities	$9	$13	$22

December 31, 2009
ASSETS
Current Assets
Commodity	$20	$2	$22
Interest rate	86	—	86
Foreign currency	2	—	2

Total current derivative assets(1)	108	2	110

Noncurrent Assets
Commodity	10	—	10

Total noncurrent derivative assets(2)	10	—	10

Total derivative assets	$118	$2	$120

LIABILITIES
Current Liabilities
Commodity	$1	$12	$13

Total current derivative liabilities(3)	1	12	13

Noncurrent Liabilities
Commodity	2	—	2

Total noncurrent derivative liabilities(4)	2	—	2

Total derivative liabilities	$3	$12	$15

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Virginia Power’s Consolidated Balance Sheets.
(3)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(4)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended September 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Purchased electric capacity		$1

Total commodity	$(1)	1	$(6)

Interest rate(3)	—	—	1
Foreign currency(4)	—	—	—

Total	$(1)	$1	$(5)

Three Months Ended September 30, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(2)
Purchased electric capacity		1

Total commodity	$—	(1)	$4

Interest rate(3)	(3)	—	(18)
Foreign currency(4)	—	—	(2)

Total	$(3)	$(1)	$(16)

Nine Months Ended September 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)
Purchased electric capacity		3

Total commodity	$(2)	2	$(17)

Interest rate(3)	(1)	9	(23)
Foreign currency(4)	—	—	(2)

Total	$(3)	$11	$(42)

Nine Months Ended September 30, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(8)
Purchased electric capacity		4

Total commodity	$(2)	(4)	$9

Interest rate(3)	10	—	57
Foreign currency(4)	—	1	(2)

Total	$8	$(3)	$64

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.
(4)	Amounts are recorded in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2010	2009	2010	2009
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$22	$(14)	$49	$(152)
Interest Rate(3)	—	—	(3)	—

Total	$22	$(14)	$46	$(152)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts are recorded in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.

Note 11. Investments

Dominion

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $86 million and $96 million at September 30, 2010 and December 31, 2009, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $18 million and $17 million at September 30, 2010 and December 31, 2009, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds in order to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below.

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
September 30, 2010
Marketable equity securities	$1,187	$378	$—		$1,565
Marketable debt securities:
Corporate bonds	323	23	—		346
U.S. Treasury securities and agency debentures	415	19	—		434
State and municipal	209	17	(2)		224
Other	20	1	—		21
Cost method investments	108	—	—		108
Cash equivalents and other(2)	47	—	—		47

Total	$2,309	$438	$(2	)(3)	$2,745

December 31, 2009
Marketable equity securities	$1,191	$338	$—		$1,529
Marketable debt securities:
Corporate bonds	241	13	(1)		253
U.S. Treasury securities and agency debentures	281	13	(1)		293
State and municipal	371	21	(3)		389
Other	4	—	—		4
Cost method investments	97	—	—		97
Cash equivalents and other(2)	60	—	—		60

Total	$2,245	$385	$(5	)(3)	$2,625

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	At September 30, 2010 and December 31, 2009, reflects $57 million and $11 million, respectively, related to net pending sales and purchases of securities.
(3)	The fair value of securities in an unrealized loss position was $88 million and $169 million at September 30, 2010 and December 31, 2009, respectively.

The fair value of Dominion’s marketable debt securities (classified as available-for-sale) at September 30, 2010 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$79
Due after one year through five years	326
Due after five years through ten years	285
Due after ten years	335

Total	$1,025

Presented below is selected information regarding Dominion’s marketable equity and debt securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010		2009
(millions)
Trading securities:
Net unrealized gain (loss)	$—	$8	$(1)		$10
Available-for-sale securities:
Proceeds from sales	398	531	1,538	(1)	1,258
Realized gains(2)	16	113	89		174
Realized losses(2)	4	25	58		184

(1)	The increase in proceeds primarily reflects changes in asset allocation and liquidation of positions in connection with changes in fund managers.
(2)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Dominion recorded other-than-temporary impairment losses on investments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Total other-than-temporary impairment losses(1)	$4	$10	$52	$166
Losses recorded to decommissioning trust regulatory liability	(1)	(6)	(17)	(76)
Losses recognized in other comprehensive income (before taxes)	—	—	(2)	(1)

Net impairment losses recognized in earnings	$3	$4	$33	$89

(1)	Amount includes other-than-temporary impairment losses for debt securities of $1 million for the three months ended September 30, 2010 and 2009, and $4 million and $9 million for the nine months ended September 30, 2010 and 2009, respectively.

Other Investments

In May 2010, using proceeds from the sale of the Appalachian E&P business, Dominion acquired $1.4 billion of short-term investments consisting of $700 million in time deposits and $700 million in Treasury Bills. As of September 30, 2010, $500 million of these investments are still held and are classified as other current assets on Dominion’s Consolidated Balance Sheet. There were no unrealized gains or losses for these investments as of September 30, 2010 and their amortized cost approximates fair value. Proceeds from the sale of these investments are expected to be used largely to pay the tax liability on the gain from the sale of the Appalachian E&P business.

Virginia Power

Decommissioning Trust Securities

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds in order to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below.

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
September 30, 2010
Marketable equity securities	$484	$152	$—		$636
Marketable debt securities:
Corporate bonds	220	14	—		234
U.S. Treasury securities and agency debentures	154	4	—		158
State and municipal	81	5	—		86
Other	15	1	—		16
Cost method investments	108	—	—		108
Cash equivalents and other(2)	19	—	—		19

Total	$1,081	$176	$—	(3)	$1,257

December 31, 2009
Marketable equity securities	$499	$135	$—		$634
Marketable debt securities:
Corporate bonds	153	9	(1)		161
U.S. Treasury securities and agency debentures	95	3	—		98
State and municipal	181	9	(1)		189
Other	3	—	—		3
Cost method investments	97	—	—		97
Cash equivalents and other(2)	22	—	—		22

Total	$1,050	$156	$(2	)(3)	$1,204

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	At September 30, 2010 and December 31, 2009, reflects $34 million and $6 million, respectively, related to net pending sales and purchases of securities.
(3)	The fair value of securities in an unrealized loss position was $62 million and $88 million at September 30, 2010, and December 31, 2009, respectively.

The fair value of Virginia Power’s marketable debt securities at September 30, 2010, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$10
Due after one year through five years	167
Due after five years through ten years	170
Due after ten years	147

Total	$494

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010		2009
(millions)
Proceeds from sales	$248	$277	$959	(1)	$607
Realized gains(2)	6	60	43		83
Realized losses(2)	1	16	21		86

(1)	The increase in proceeds primarily reflects changes in asset allocation and liquidation of positions in connection with changes in fund managers.
(2)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Virginia Power recorded other-than-temporary impairment losses on investments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Total other-than-temporary impairment losses(1)	$2	$7	$21	$89
Losses recorded to decommissioning trust regulatory liability	(1)	(6)	(17)	(76)

Net impairment losses recognized in earnings	$1	$1	$4	$13

(1)	Amount includes other-than-temporary impairment losses for debt securities of $1 million for the three months ended September 30, 2010 and 2009, and $2 million and $6 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 12. Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and Note 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Federal Energy Regulatory Commission

ODEC and NCEMC Complaint

In March 2010, ODEC and NCEMC filed a complaint against Virginia Power at FERC claiming that approximately $223 million in transmission costs related to specific projects were unjust, unreasonable and unduly discriminatory or preferential and should be excluded from Virginia Power’s transmission formula rate. ODEC and NCEMC requested that FERC establish procedures to determine the amount of costs for each applicable project that should be excluded from Virginia Power’s rates. In October 2010, FERC issued an order dismissing the complaint in part and established hearings and settlement procedures on the remaining part of the complaint. Virginia Power cannot predict the outcome of this proceeding.

Virginia Regulation

Virginia Fuel Expenses

In April 2010, Virginia Power filed its Virginia fuel factor application with the Virginia Commission. The application requested an annual decrease in fuel expense recovery of approximately $82 million for the period July 1, 2010 through June 30, 2011. The proposed fuel factor went into effect on July 1, 2010 on an interim basis. An evidentiary hearing on Virginia Power’s application was held in September 2010, and in October 2010, the Virginia Commission issued its final order approving the reduction in Virginia Power’s fuel factor as proposed in its application.

Generation Riders R and S

In June 2010, Virginia Power filed annual updates for Riders R and S with the Virginia Commission. The proposed revenue requirements under Riders R and S, effective April 1, 2011, for the rate year ending March 31, 2012 are approximately $86 million and $200 million, respectively. The ROE included in both rider filings is 12.3%, consistent with the terms of the rate settlement approved by the Virginia Commission in March 2010. In July 2010, the Commission issued an order with respect to Riders R and S, which adopted a placeholder ROE of 11.3% (not including the 100 basis point statutory enhancement) for use until the ROE is determined in the context of Virginia Power’s 2011 biennial review. The Commission scheduled public hearings on Riders R and S for December and November 2010, respectively.

North Anna Power Station

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna, which Virginia Power owns along with ODEC. Virginia Power and ODEC have obtained an Early Site Permit for the North Anna site from the NRC. In November 2007, Virginia Power, along with ODEC, filed an application with the NRC for a COL to build and operate a new nuclear unit at North Anna. Following a competitive process, in May 2010, Virginia Power announced its selection of US-APWR technology for the potential third nuclear unit.

In June 2010, Virginia Power and ODEC amended the COL application to reflect the selection of the US-APWR technology. Virginia Power has a cooperative agreement with the DOE to share equally the cost of developing a COL that references the technology previously selected by Virginia Power. Funding is not available under the agreement for activities related to the US-APWR technology. DOE funding of program activities to close out the cooperative agreement will end during the fourth quarter of 2010, at which time the agreement will be terminated.

In July 2010, Virginia Power filed several applications for environmental permits that would be needed to support future construction and operation of a third nuclear unit at North Anna. Virginia Power expects to submit additional environmental permit applications during 2010.

Virginia Power has not yet committed to building a new nuclear unit at North Anna. If Virginia Power decides to build the new unit, it must first receive a COL from the NRC, the approval of the Virginia Commission and certain environmental permits and other approvals. The US-APWR design is currently undergoing a separate NRC certification process. Although the NRC completed its final supplemental environmental impact statement in March 2010 with respect to the November 2007 COL application, finding that there are no environmental impacts that would preclude issuing a COL, further safety and environmental review by the NRC is now taking place as a result of the subsequent selection of the US-APWR technology.

The NRC is required to conduct a hearing in all COL proceedings. In August 2008, the ASLB of the NRC permitted BREDL to intervene in the proceeding. All of BREDL’s previous contentions in this proceeding have been dismissed, but the ASLB set a deadline of October 4, 2010 for the filing of new proposed contentions based on new information contained in the June 2010 amendment to the COL application. BREDL timely submitted two new contentions that it seeks to litigate. No other persons sought to intervene in the proceeding. Virginia Power’s response to BREDL’s new proposed contentions is expected to be filed in the fourth quarter of 2010. The ASLB will thereafter rule on the admissibility of the proposed contentions. Absent additional admitted contentions, the mandatory NRC hearing will be uncontested with respect to other issues.

North Carolina Base Rate and Fuel Cases

In February 2010, in preparation for the end of the five-year base rate moratorium, Virginia Power filed an application to increase its base and fuel rates. Virginia Power’s application included a proposal to recover more of its purchased power energy costs through fuel rates, which are adjusted annually, instead of being recovered in base rates. In August 2010, Virginia Power filed its annual application for a change in its fuel rates, which updated the fuel application of February 2010 to reflect a proposed decrease of approximately $28 million when compared to current fuel rates. Also in August 2010, Virginia Power updated its base rate application to seek a $27 million increase.

In September 2010 all parties to the base rate and fuel case except one, which does not oppose the settlement, filed an Agreement and Stipulation of Settlement and requested approval from the North Carolina Commission. The stipulation provides for an increase in base revenues of approximately $8 million and a decrease in combined fuel revenues of approximately $32 million when compared to revenues produced from current rates. In addition, the stipulation entails a recovery through fuel rates of 85% of the net energy costs of power purchases from both PJM and other wholesale suppliers and from the non-utility generators subject to economic dispatch that do not provide actual cost data. An evidentiary hearing was conducted in October 2010 and the North Carolina Commission is expected to issue an order on the stipulation in the base rate and fuel case proceeding during the fourth quarter of 2010. Should the North Carolina Commission approve the stipulation, the new rates are anticipated to go into effect on January 1, 2011.

Ohio Pipeline Infrastructure Replacement

In October 2008, the Ohio Commission approved cost recovery for an initial five-year period of East Ohio’s 25-year PIR program to replace approximately 20% of its 21,000-mile pipeline system. In August 2010, East Ohio filed its second annual application to adjust the cost recovery charge associated with its PIR program for actual costs and a return related to investments made through June 30, 2010. The application reflected a revenue requirement of approximately $28 million. In October 2010, East Ohio and the staff of the Ohio Commission filed a settlement agreement with the Commission reflecting a revenue requirement of approximately $27 million. Other interested parties to the case neither supported nor objected to the settlement agreement.

Note 13. Variable Interest Entities

As discussed in Note 16 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate generation capacity of approximately 947 MW at September 30, 2010. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entity during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.6 billion as of September 30, 2010. Virginia Power paid $53 million and $52 million for electric capacity and $46 million and $24 million for electric energy to these entities for the three months ended September 30, 2010 and 2009, respectively. Virginia Power paid $160 million and $156 million for electric capacity and $120 million and $90 million for electric energy to these entities for the nine months ended September 30, 2010 and 2009, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $104 million and $108 million for the three months ended September 30, 2010 and 2009, respectively, and $352 million and $307 million for the nine months ended September 30, 2010 and 2009, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

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

Dominion and Virginia Power replaced certain of their existing credit facilities in September 2010, as noted below.

At September 30, 2010, Dominion’s commercial paper, bank loans and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Bank Borrowings	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Three-year joint revolving credit facility(1)	$3,000	$100	$—	$145	$2,755
Three-year joint revolving credit facility(2)	500	—	—	—	500
Five-year Dominion bilateral facility(3)	200	—	—	21	179

Total	$3,700	$100	$—	$166	$3,434

(1)	This credit facility was entered into in September 2010 and terminates in September 2013. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit. Virginia Power’s current sub-limit under this credit facility is $1 billion, which can be increased or decreased multiple times per year.
(2)	This credit facility was entered into in September 2010 and terminates in September 2013. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility is $250 million, which can be increased or decreased multiple times per year.
(3)	This facility was entered into in December 2005 and terminates in December 2010. This facility can be used to support bank borrowings, commercial paper and letter of credit issuances.

In addition to the credit facility commitments disclosed above, Virginia Power also has a three-year $120 million credit facility that was entered into in September 2010. The facility, which terminates in September 2013, supports certain tax-exempt financings of Virginia Power.

Long-term Debt

In September 2010, Dominion issued $250 million of 2.25% senior notes that mature in 2015. The proceeds were used for general corporate purposes and to pre-fund Dominion’s projected fourth quarter 2010 capital needs.

In September 2010, Virginia Power issued $300 million of 3.45% senior notes that mature in 2022. The proceeds were used for general corporate purposes, including the pre-funding of fourth quarter 2010 capital needs, and the repayment of short-term debt, including intercompany debt owed to Dominion.

Dominion repaid $414 million of long-term debt during the nine months ended September 30, 2010.

Convertible Securities

At September 30, 2010, Dominion had $202 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of September 30, 2010, the conversion rate has been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 28.4113 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $35.20.

During the first three quarters of 2010, the senior notes were not eligible for conversion. However, as of September 30, 2010, the closing price of Dominion’s common stock was equal to $42.24 per share or higher for at least 20 out of the last 30 consecutive trading days; therefore, the senior notes are eligible for conversion during the fourth quarter of 2010.

Issuance of Common Stock

During the nine months ended September 30, 2010, Dominion issued 2.1 million shares of common stock and received cash proceeds of $66 million. The shares issued and cash proceeds received during the nine months ended September 30, 2010 were through Dominion Direct®, employee savings plans and the exercise of employee stock options. In February 2010, Dominion began purchasing its common stock on the open market with proceeds received through Dominion Direct® and employee savings plans, rather than issuing additional new common shares.

In March, September and October 2010, Virginia Power issued 14,600, 6,700 and 8,900 shares of its common stock to Dominion for approximately $433 million, $203 million and $277 million, respectively. The proceeds were used to pay down short-term demand note borrowings from Dominion.

Repurchase of Common Stock

In March 2010, Dominion began repurchasing common shares in anticipation of proceeds from the sale of its Appalachian E&P operations. During the nine months ended September 30, 2010, Dominion repurchased 21.4 million shares of its common stock for approximately $900 million. As of September 30, 2010, Dominion does not intend to repurchase any additional common shares with proceeds received from the sale.

Note 15. Commitments and Contingencies

Other than the following matters, there have been no significant developments regarding the commitments and contingencies disclosed in Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, or Note 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, respectively, nor have any significant new matters arisen during the three months ended September 30, 2010.

Guarantees

Dominion

At September 30, 2010, Dominion had issued $131 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of September 30, 2010, Dominion’s exposure under these guarantees was $54 million, primarily related to certain reserve requirements associated with non-recourse financing.

Dominion also enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third parties. To the extent that a liability subject to a guarantee has been incurred by one of Dominion’s consolidated subsidiaries, that liability is included in Dominion’s Consolidated Financial Statements. Dominion is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Terms of the guarantees typically end once obligations have been paid. Dominion currently believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations.

At September 30, 2010, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$126	$126
Commodity transactions(3)	3,001	231
Lease obligation for power generation facility(4)	784	784
Nuclear obligations(5)	231	52
Other(6)	500	139

Total	$4,642	$1,332

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of September 30, 2010 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and other energy-related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limit amounts.
(4)	Guarantee of a DEI subsidiary’s leasing obligation for Fairless.
(5)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations.
(6)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Virginia Power

As of September 30, 2010, Virginia Power had issued $16 million of guarantees primarily to support tax-exempt debt issued through conduits. No significant amounts related to these guarantees have been recorded.

Spent Nuclear Fuel

In August 2010, Dominion and the federal government reached a settlement resolving Dominion’s claims for damages incurred at Kewaunee prior to December 31, 2008 in connection with the government’s failure to commence accepting spent nuclear fuel. The approximately $21 million settlement payment was received in September 2010 and was credited to the receivable from the government that Dominion recognized as of June 30, 2010 for spent nuclear fuel-related costs. Other lawsuits filed by Dominion and Virginia Power against the DOE requesting damages incurred for spent nuclear fuel-related costs at Millstone, Surry and North Anna remain pending. The Companies will continue to manage their spent nuclear fuel until it is accepted by the DOE.

Surety Bonds and Letters of Credit

As of September 30, 2010, Dominion had purchased $87 million of surety bonds, including $39 million at Virginia Power, and authorized the issuance of standby letters of credit by financial institutions of $166 million, including $94 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of the surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Environmental Matters

The EPA has finalized rules establishing a new 1-hour NAAQS for NO2 (January 2010) and a new 1-hour NAAQS for SO2 (June 2010), which could require additional NOX and SO2 controls in certain areas where the Companies operate. Until the states have developed implementation plans for these standards, the impact on Dominion’s or Virginia Power’s facilities that emit NOX and SO2 is uncertain. However, based on a preliminary assessment, Dominion has determined that the new 1-hour SO2 NAAQS will likely require significant future capital expenditures at State Line, and has recorded an impairment charge on this facility as detailed in Note 9. In January 2010, the EPA proposed a new, more stringent NAAQS for ozone and in July 2010, the EPA announced a proposed new rule, called the “Transport Rule,” which will eventually replace the current “Clean Air Interstate Rule” and as proposed requires significant reductions in SO2 and NOX emissions. Until this rulemaking is complete and states have developed implementation plans for the new standards, it is not possible to determine the impact on Dominion’s or Virginia Power’s facilities that emit NOX and SO2. The Companies cannot currently predict whether or to what extent the new rule will ultimately require additional controls.

Water

In October 2007, the VSWCB issued a VPDES permit for North Anna. The BREDL, and other persons, appealed the VSWCB’s decision to the Richmond Circuit Court, challenging several permit provisions related to North Anna’s discharge of cooling water. In February 2009, the court ruled that the VSWCB was required to regulate the thermal discharge from North Anna into the waste heat treatment facility. Virginia Power filed a motion for reconsideration with the court in February 2009, which was denied. The final order was issued by the court in September 2009. The court’s order allows North Anna to continue to operate pursuant to the currently issued VPDES permit. In October 2009, Virginia Power filed a Notice of Appeal of the court’s Order with the Richmond Circuit Court, initiating the appeals process to the Virginia Court of Appeals. In June 2010, the Virginia Court of Appeals reversed the Richmond Circuit Court’s September 2009 order. The Virginia Court of Appeals held that the lower court had applied the wrong standard of review, and that the VSWCB’s determination not to regulate the station’s thermal discharge into the waste heat treatment facility was lawful. In July 2010, BREDL and the other original appellants filed a petition for appeal to the Supreme Court of Virginia requesting that it review the Court of Appeals’ decision.

An administrative hearing with the Connecticut Department of Environmental Protection to renew the National Pollutant Discharge Elimination System Permit for Millstone, which allows Millstone to return water used in the generating process to its source, was completed in February 2009. In September 2010, the permit was reissued under the Clean Water Act. The conditions of the permit require an evaluation of control technologies that could result in additional expenditures in the future, however Dominion cannot currently predict the outcome of this evaluation. In October 2010, the permit issuance was appealed to the state court by a private plaintiff. The permit is expected to remain in effect during the appeal.

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

Dominion’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include trading of energy-related commodities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At September 30, 2010, Dominion’s gross credit exposure totaled $756 million. After the application of collateral, credit exposure is reduced to $676 million. Of this amount, investment grade counterparties, including those internally rated, represented 86%. One counterparty exposure is greater than 10% of Dominion’s total exposure, representing 13%, and is a large financial institution rated investment grade.

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2010 and December 31, 2009, Dominion would have been required to post an additional $90 million and $36 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $52 million in collateral, including $19 million of letters of credit at September 30, 2010 and $62 million in collateral, including $48 million of letters of credit at December 31, 2009, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of September 30, 2010 and December 31, 2009 is $196 million and $181 million, respectively, and does not include the impact of any offsetting asset positions. See Note 10 for further information about derivative instruments.

Virginia Power

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At September 30, 2010, Virginia Power’s gross credit exposure totaled $18 million. After the application of collateral, credit exposure is reduced to $6 million. Of this amount, investment grade counterparties, including those internally rated, represented $2 million, and no single counterparty, whether investment grade or non-investment grade, exceeded $3 million of exposure.

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

DRS provides accounting, legal, finance and certain administrative and technical services to Virginia Power.

Presented below are significant Virginia Power transactions with DRS and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(millions)
Commodity purchases from affiliates	$150	$109	$306	$263
Services provided by affiliates	106	109	355	310

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power’s outstanding borrowings, net of repayments, under the Dominion money pool for its nonregulated subsidiaries totaled $59 million and $2 million, as of September 30, 2010 and December 31, 2009, respectively. Virginia Power’s short-term demand note borrowings from Dominion were $205 million at September 30, 2010, and there were no such short-term demand note borrowings at December 31, 2009.

In March, September and October 2010, Virginia Power issued 14,600, 6,700 and 8,900 shares of its common stock to Dominion for approximately $433 million, $203 million and $277 million, respectively. The proceeds were used to pay down short-term demand note borrowings from Dominion.

Note 18. Employee Benefit Plans

The components of the provision for net periodic benefit cost (credit) were as follows:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
(millions)
Three Months Ended September 30,
Service cost	$25	$26	$13	$15
Interest cost	66	63	26	24
Expected return on plan assets	(103)	(101)	(17)	(14)
Amortization of prior service cost (credit)	1	1	(2)	(1)
Amortization of net loss	15	9	3	7

Net periodic benefit cost (credit)	$4	$(2)	$23	$31

Nine Months Ended September 30,
Service cost	$77	$79	$41	$45
Interest cost	200	188	76	74
Expected return on plan assets	(308)	(304)	(52)	(42)
Amortization of prior service cost (credit)	3	3	(5)	(5)
Amortization of net loss	45	28	9	22
Settlements and curtailments(1)	84	2	37	—
Special termination benefits(2)	10	2	1	—

Net periodic benefit cost (credit)	$111	$(2)	$107	$94

(1)	Relates to the sale of Peoples and a workforce reduction program.
(2)	Represents a one-time special termination benefit for certain employees in connection with a workforce reduction program.

Employer Contributions

During the nine months ended September 30, 2010, Dominion contributed $250 million to its defined benefit pension plans. Virginia Power’s portion of this contribution was $119 million. Dominion made no contributions to its other postretirement benefit plans during the nine months ended September 30, 2010, but expects to contribute approximately $56 million, of which Virginia Power’s portion is expected to be $35 million, to its other postretirement benefit plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2010.

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

In the nine months ended September 30, 2010, Dominion reported after-tax net benefits of $905 million for specific items in the Corporate and Other segment, with $1.1 billion of these net benefits attributable to its operating segments. In the nine months ended September 30, 2009, Dominion reported after-tax net expenses of $272 million for specific items in the Corporate and Other segment, with $239 million of these net expenses attributable to its operating segments.

The net benefits for specific items in 2010 primarily related to the impact of the following items:

•

A $2.5 billion ($1.4 billion after-tax) benefit resulting from the gain on the sale of substantially all of Dominion’s Appalachian E&P operations net of charges related to the divestiture, attributable to Dominion Energy; partially offset by

•	A $338 million ($206 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:

•	DVP ($67 million after-tax);

•	Dominion Energy ($24 million after-tax); and

•	Dominion Generation ($115 million after-tax);

•	A $134 million ($147 million after-tax) loss from the discontinued operations of Peoples primarily reflecting a net loss on the sale, attributable to the Corporate and Other segment; and

•	A $163 million ($95 million after-tax) impairment charge at State Line to reflect the estimated fair value of the power station, attributable to Dominion Generation.

The net expenses for specific items in 2009 primarily related to the impact of the following items:

•	A $455 million ($281 million after-tax) ceiling test impairment charge related to the carrying value of Dominion’s E&P properties, attributable to Dominion Energy; partially offset by

•

A $103 million ($62 million after-tax) reduction in other operations and maintenance expense due to a downward revision in the nuclear decommissioning ARO for a power station unit that is no longer in service, attributable to Dominion Generation.

The Corporate and Other Segment of Virginia Power primarily includes certain specific items that are not included in profit measures evaluated by executive management in assessing segment performance or allocating resources among the segments. In the nine months ended September 30, 2010 and 2009, Virginia Power reported after-tax net expenses of $149 million and $6 million, respectively, for specific items attributable to its operating segments in the Corporate and Other segment.

The net expenses for specific items in 2010 primarily related to the impact of the following:

•	A $202 million ($123 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:

•	DVP ($63 million after-tax); and

•	Dominion Generation ($60 million after-tax).

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended September 30,
2010
Total revenue from external customers	$907	$2,312	$367	$(6)	$370	$3,950
Intersegment revenue	16	114	339	172	(641)	—

Total operating revenue	923	2,426	706	166	(271)	3,950
Net income (loss) attributable to Dominion	107	487	92	(111)	—	575

2009
Total revenue from external customers	$666	$2,261	$405	$(11)	$309	$3,630
Intersegment revenue	20	115	309	181	(625)	—

Total operating revenue	686	2,376	714	170	(316)	3,630
Loss from discontinued operations, net of tax	—	—	—	(41)	—	(41)

Net income (loss) attributable to Dominion	95	459	93	(53)	—	594

Nine Months Ended September 30,
2010
Total revenue from external customers	$2,697	$6,121	$1,667	$28	$938	$11,451
Intersegment revenue	123	324	906	571	(1,924)	—

Total operating revenue	2,820	6,445	2,573	599	(986)	11,451
Loss from discontinued operations, net of tax	—	—	—	(147)	—	(147)

Net income attributable to Dominion	333	1,088	353	736	—	2,510

2009
Total revenue from external customers	$2,315	$6,542	$1,898	$(33)	$900	$11,622
Intersegment revenue	103	276	950	531	(1,860)	—

Total operating revenue	2,418	6,818	2,848	498	(960)	11,622
Loss from discontinued operations, net of tax	—	—	—	(47)	—	(47)

Net income (loss) attributable to Dominion	292	1,098	372	(466)	—	1,296

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30,
2010
Operating revenue	$453	$1,658	$—	$2,111
Net income (loss)	102	286	(8)	380

2009
Operating revenue	$374	$1,564	$—	$1,938
Net income (loss)	83	233	(1)	315

Nine Months Ended September 30,
2010
Operating revenue	$1,253	$4,308	$—	$5,561
Net income (loss)	300	589	(147)	742

2009
Operating revenue	$1,107	$4,365	$—	$5,472
Net income (loss)	249	426	(7)	668

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

•	Cost of environmental compliance, including those costs related to climate change;

•	Risks associated with the operation of nuclear facilities;

•	Unplanned outages of the Companies’ generation facilities;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s earnings and Dominion’s and Virginia Power’s liquidity position and the underlying value of their assets;

•	Counterparty credit risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM related to obligations created by the default of other participants;

•	Price risk due to investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion;

•	Fluctuations in interest rates;

•	Changes in federal and state tax laws and regulations;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	The risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	Changes in rules for RTOs and independent system operators in which Dominion and Virginia Power participate, including changes in rate designs and new and evolving capacity models;

•	Political and economic conditions, including the threat of domestic terrorism, inflation and deflation;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects;

•	The inability to complete planned construction projects within the terms and time frames initially anticipated; and

•	Adverse outcomes in litigation matters.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2010, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, other than the accounting for gas and oil operations, which is no longer a critical accounting policy due to the sale of substantially all of Dominion’s Appalachian E&P operations. The other policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Other

See Note 9 to Dominion’s and Virginia Power’s Consolidated Financial Statements for information on fair value measurements.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2010	2009	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion	$575	$594	$(19)
Diluted EPS	0.98	1.00	(0.02)

Year-To-Date
Net income attributable to Dominion	$2,510	$1,296	$1,214
Diluted EPS	4.23	2.19	2.04

Overview

Third Quarter 2010 vs. 2009

Net income attributable to Dominion decreased by 3%. Unfavorable drivers include lower margins from merchant generation operations, the absence of earnings from disposed Appalachian E&P operations, lower nuclear decommissioning trust earnings and an increase in Dominion’s interim income tax provision. Favorable drivers include the impact of warmer weather on electric utility operations and the absence of a loss from the discontinued operations of Peoples.

Year-to-Date 2010 vs. 2009

Net income attributable to Dominion increased by $1.2 billion. Favorable drivers include a gain on the sale of Dominion’s Appalachian E&P operations, lower ceiling test impairment charges related to these properties and the impact of favorable weather on electric utility operations. Unfavorable drivers include charges related to a workforce reduction program, a loss on the sale of Peoples, lower margins from merchant generation operations and an impairment charge related to State Line.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	Third Quarter			Year-To-Date
	2010	2009	$ Change	2010	2009	$ Change
(millions)
Operating revenue	$3,950	$3,630	$320	$11,451	$11,622	$(171)
Electric fuel and other energy-related purchases	1,180	1,072	108	3,164	3,211	(47)
Purchased electric capacity	116	96	20	333	309	24
Purchased gas	367	281	86	1,550	1,639	(89)

Net revenue	2,287	2,181	106	6,404	6,463	(59)

Other operations and maintenance	788	713	75	2,709	2,632	77
Depreciation, depletion and amortization	263	274	(11)	794	824	(30)
Other taxes	117	106	11	405	366	39
Gain on sale of Appalachian E&P operations	—	—	—	2,467	—	2,467
Other income	63	128	(65)	109	136	(27)
Interest and related charges	229	217	12	600	656	(56)
Income tax expense	374	360	14	1,803	766	1,037
Loss from discontinued operations	—	(41)	41	(147)	(47)	(100)

An analysis of Dominion’s results of operations follows:

Third Quarter 2010 vs. 2009

Net revenue increased 5%, primarily reflecting:

•

A $198 million increase from electric utility operations primarily due to an increase in cooling degree days ($127 million), the impact of Riders C1 and C2, R, S and T ($79 million) and an increase in ancillary services revenue ($31 million) primarily reflecting higher regulation and operating reserves revenue received from PJM, partially offset by a $39 million decrease due to the impact of unfavorable economic conditions on customer usage and other factors;

•

A $25 million increase from regulated gas distribution operations primarily reflecting increased rider revenue associated with the recovery of deferred bad debt expense ($11 million) and an increase in base rates ($10 million); and

•

A $19 million increase from producer services primarily related to favorable price changes on economic hedging positions partially offset by lower physical margins, all associated with natural gas aggregation, marketing and trading activities.

These increases were partially offset by:

•

A $73 million decrease from merchant generation operations due to a decrease at certain nuclear generation facilities ($60 million) primarily due to lower realized prices, as well as the expiration of certain requirements-based power sales contracts in December 2009 ($13 million); and

•	A $69 million decrease reflecting the sale of Dominion’s Appalachian E&P business in April 2010.

Other operations and maintenance increased 11%, primarily reflecting:

•	A $20 million increase in certain electric transmission-related expenditures;

•	A $13 million impairment charge related to electric utility SO2 emission allowances;

•	A $13 million increase in storm damage and service restoration costs; and

•

An $8 million increase in outage costs due to an increase in scheduled outage days at certain utility generation facilities partially offset by a decrease in scheduled outage days at certain merchant generation facilities.

Other taxes increased 10% primarily due to additional property tax from increased investments and higher rates, as well as an increase in gross receipts tax due to new non-regulated retail energy customers.

Other income decreased $65 million primarily due to lower net realized gains (including investment income) on nuclear decommissioning trust funds.

Loss from discontinued operations for the third quarter of 2009 reflects the net impact of Peoples’ interim income tax provision and loss from operations.

Year-to-Date 2010 vs. 2009

Net revenue decreased 1%, primarily reflecting:

•	A $343 million decrease from merchant generation operations, primarily due to:

•	A decrease at certain nuclear generation facilities ($258 million) largely reflecting a decrease in realized prices;

•	The expiration of certain requirements-based power sales contracts in 2009 ($43 million); and

•	A decrease at certain fossil generation facilities ($35 million) largely due to an increase in fuel prices; and

•

A $151 million decrease reflecting the sale of Dominion’s Appalachian E&P operations ($130 million) and the expiration of fixed-term overriding royalty interests associated with Dominion’s former VPP agreements ($21 million).

These decreases were partially offset by:

•

A $369 million increase from electric utility operations, primarily due to an increase in sales to retail customers due to an increase in cooling degree days ($209 million), the impact of Riders C1 and C2, R, S and T ($196 million), and an increase in ancillary services revenue ($57 million) primarily reflecting higher regulation and operating reserves revenue received from PJM, partially offset by a $68 million decrease primarily due to the impact of unfavorable economic conditions on customer usage and other factors;

•	A $39 million increase reflecting a benefit resulting from the discontinuance of hedge accounting for certain gas derivatives related to the sale of Appalachian E&P; and

•	A $33 million increase related to gas transmission operations largely due to the completion of a Cove Point expansion project.

Other operations and maintenance increased 3% primarily reflecting:

•	A $288 million increase in salaries, wages and benefits primarily related to a workforce reduction program;

•	A $163 million impairment charge related to State Line; and

•	A $103 million increase due to the absence of a benefit in 2009 from a downward revision in the nuclear decommissioning ARO for a unit that is no longer in service.

These increases were partially offset by:

•	A $434 million decrease in ceiling test impairment charges related to the carrying value of Dominion’s E&P properties;

•	A $27 million decrease in outage costs primarily due to fewer scheduled outage days at certain utility generation facilities; and

•	A $23 million decrease due to the sale of Dominion’s Appalachian E&P operations in April 2010.

Other taxes increased 11% primarily due to higher payroll taxes associated with a workforce reduction program ($16 million), additional property tax from increased investments and higher rates ($14 million) and an increase in gross receipts tax due to new non-regulated retail energy customers ($10 million).

Gain on sale of Appalachian E&P operations reflects a gain on the sale of these operations, as described in Note 3 to the Consolidated Financial Statements in this report.

Other income decreased 20%, primarily reflecting an increase in charitable contributions ($48 million) partially offset by the absence of an impairment loss on an equity method investment ($23 million).

Interest and related charges decreased 9%, primarily due to a benefit resulting from the net effect of the discontinuance of hedge accounting for certain interest rate hedges and subsequent changes in fair value of these interest rate derivatives ($73 million), partially offset by an increase in interest expense associated with a June 2009 junior subordinated note issuance ($26 million).

Income tax expense increased $1.0 billion, primarily reflecting higher federal and state taxes largely due to the gain on the sale of Dominion’s Appalachian E&P business.

Loss from discontinued operations reflects a loss on the sale of Peoples.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
Third Quarter	2010	2009	$ Change	2010	2009	$ Change
(millions, except EPS)
DVP	$107	$95	$12	$0.18	$0.16	$0.02
Dominion Generation	487	459	28	0.83	0.77	0.06
Dominion Energy	92	93	(1)	0.16	0.16	—

Primary operating segments	686	647	39	1.17	1.09	0.08
Corporate and Other	(111)	(53)	(58)	(0.19)	(0.09)	(0.10)

Consolidated	$575	$594	$(19)	$0.98	$1.00	$(0.02)

Year-To-Date
DVP	$333	$292	$41	$0.56	$0.49	$0.07
Dominion Generation	1,088	1,098	(10)	1.84	1.86	(0.02)
Dominion Energy	353	372	(19)	0.59	0.63	(0.04)

Primary operating segments	1,774	1,762	12	2.99	2.98	0.01
Corporate and Other	736	(466)	1,202	1.24	(0.79)	2.03

Consolidated	$2,510	$1,296	$1,214	$4.23	$2.19	$2.04

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Third Quarter			Year-To-Date
	2010	2009	% Change	2010	2009	% Change
Electricity delivered (million MWh)	23.5	21.8	8%	64.8	62.1	4%
Degree days (electric distribution service area):
Cooling(1)	1,317	988	33	2,041	1,451	41
Heating(2)	—	5	(100)	2,323	2,462	(6)
Average electric distribution customer accounts (thousands)(3)	2,424	2,403	1	2,420	2,401	1
Average retail energy marketing customer accounts (thousands)(3)	2,072	1,747	19	2,019	1,699	19

(1)	Cooling degree days are units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, and are calculated as the difference between 65 degrees and the average temperature for that day.
(2)	Heating degree days are units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, and are calculated as the difference between 65 degrees and the average temperature for that day.
(3)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Third Quarter		Year-To-Date
	2010 vs. 2009		2010 vs. 2009
	Increase (Decrease)		Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$23	$0.05	$40	$0.07
FERC transmission revenue	10	0.02	29	0.06
Other	(1)	—	(5)	(0.01)
Interest expense	2	—	5	0.01
Storm damage and service restoration – electric distribution operations	(8)	(0.02)	(15)	(0.03)
Retail energy marketing operations	(4)	(0.01)	(8)	(0.02)
Other	(10)	(0.02)	(5)	(0.01)

Change in net income contribution	$12	$0.02	$41	$0.07

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Third Quarter			Year-To-Date
	2010	2009	% Change	2010	2009	% Change
Electricity supplied (million MWh):
Utility	23.5	21.8	8%	64.8	62.1	4%
Merchant	12.7	12.4	2	35.6	37.1	(4)
Degree days (electric utility service area):
Cooling	1,317	988	33	2,041	1,451	41
Heating	—	5	(100)	2,323	2,462	(6)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Third Quarter		Year-To-Date
	2010 vs. 2009		2010 vs. 2009
	Increase (Decrease)		Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$55	$0.09	$89	$0.15
Rate adjustment clause revenue	27	0.05	73	0.12
Other(1)	(18)	(0.03)	(26)	(0.05)
PJM ancillary service revenue	15	0.03	28	0.05
Interest expense	5	0.01	13	0.02
Energy supply margin(2)	—	—	(12)	(0.02)
Merchant generation margin	(45)	(0.07)	(207)	(0.35)
Outage costs	(5)	(0.01)	17	0.03
Other	(6)	(0.01)	15	0.03

Change in net income contribution	$28	$0.06	$(10)	$(0.02)

(1)	Primarily reflects the impact of unfavorable economic conditions on customer usage and other factors.
(2)	Primarily reflects a reduced benefit from FTRs, due to the crediting of certain FTRs allocated to Virginia Power against Virginia jurisdictional fuel factor expenses subject to deferral accounting beginning July 1, 2009.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations. As discussed in Note 3, in April 2010 Dominion completed the sale of substantially all of its Appalachian E&P operations. As a result, production-related operating statistics for the Dominion Energy segment are no longer significant.

	Third Quarter			Year-To-Date
	2010	2009	% Change	2010	2009	% Change
Gas distribution throughput (bcf):
Sales	2	2	—%	20	33	(39)%
Transportation	32	24	33	168	142	18
Heating degree days (gas distribution service area)	78	79	(1)	3,461	3,828	(10)
Average gas distribution customer accounts (thousands)(1):
Sales	256	256	—	258	336	(23)
Transportation	1,029	1,036	(1)	1,043	973	7

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Third Quarter 2010 vs. 2009 Increase (Decrease)		Year-To-Date 2010 vs. 2009 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
E&P disposed operations	$(20)	$(0.03)	$(29)	$(0.06)
Producer services(1)	13	0.02	(15)	(0.03)
Gas distribution margin:
Weather	—	—	(3)	(0.01)
AMR and PIR revenue(2)	3	0.01	8	0.02
Rate changes(3)	6	0.01	8	0.02
Other	1	—	5	0.01
Expired E&P VPP royalty interests	—	—	(12)	(0.02)
Cove Point expansion revenue	—	—	20	0.03
Other	(4)	(0.01)	(1)	—

Change in net income contribution	$(1)	$—	$(19)	$(0.04)

(1)	For the quarter, increase largely due to favorable price changes related to economic hedging positions, partially offset by lower physical margins, all associated with natural gas aggregation, marketing, and trading activities. For the year-to-date period, decrease largely due to less favorable price changes related to economic hedging positions and lower physical margins, all associated with natural gas aggregation, marketing, and trading activities.
(2)	Primarily reflects an allowed return on investment through the AMR and PIR programs.
(3)	Primarily reflects the impact of changes in base rates at East Ohio and Hope.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2010	2009	$ Change	2010	2009	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(4)	$35	$(39)	$1,061	$(239)	$1,300
Specific items attributable to corporate operations:
Peoples discontinued operations	—	(41)	41	(147)	(47)	(100)
Other	(24)	10	(34)	(9)	14	(23)

Total specific items	(28)	4	(32)	905	(272)	1,177
Other corporate operations	(83)	(57)	(26)	(169)	(194)	25

Total net benefit (expense)	$(111)	$(53)	$(58)	$736	$(466)	$1,202

EPS impact	$(0.19)	$(0.09)	$(0.10)	$1.24	$(0.79)	$2.03

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements for discussion of these items.

Other Corporate Operations

Third Quarter 2010 vs. 2009

Net expenses increased $26 million primarily reflecting higher net interest expense.

Year-to-Date 2010 vs. 2009

Net expenses decreased $25 million primarily due to a $41 million net benefit resulting from the discontinuance of hedge accounting and subsequent changes in fair value of certain interest rate derivatives and a $15 million increase in consolidated tax benefits that are not attributed to the operating segments, partially offset by higher interest expense ($32 million).

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2010	2009	$ Change	2010	2009	$ Change
(millions)
Net income	$380	$315	$65	$742	$668	$74

Overview

Third Quarter 2010 vs. 2009

Net income increased 21%, primarily reflecting the impact of favorable weather.

Year-To-Date 2010 vs. 2009

Net income increased 11%, primarily reflecting the combined effects of favorable weather and a benefit from rate adjustment clauses, partially offset by charges related to a workforce reduction program.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2010	2009	$ Change	2010	2009	$ Change
(millions)
Operating revenue	$2,111	$1,938	$173	$5,561	$5,472	$89
Electric fuel and other energy-related purchases	694	740	(46)	1,915	2,219	(304)
Purchased electric capacity	116	95	21	331	307	24

Net revenue	1,301	1,103	198	3,315	2,946	369

Other operations and maintenance	404	339	65	1,240	1,067	173
Depreciation and amortization	171	162	9	499	479	20
Other taxes	53	48	5	170	145	25
Other income	25	33	(8)	67	65	2
Interest and related charges	88	89	(1)	259	263	(4)
Income tax expense	230	183	47	472	389	83

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2010 vs. 2009

Net revenue increased 18%, primarily reflecting:

•	A $127 million increase in sales to retail customers due to an increase in cooling degree days;

•	The impact from Riders C1 and C2, R, S and T ($79 million); and

•	An increase in ancillary services revenue ($31 million) primarily reflecting higher regulation and operating reserves revenue received from PJM.

These increases were partially offset by:

•	A $39 million decrease due to the impact of unfavorable economic conditions on customer usage and other factors.

Other operations and maintenance increased 19%, primarily reflecting:

•	A $20 million increase in certain transmission-related expenditures;

•	Higher outage costs largely reflecting more scheduled outage days at certain nuclear generating facilities ($19 million);

•	Higher storm damage and service restoration costs ($13 million); and

•	A $13 million impairment charge related to SO2 emission allowances.

Income tax expense increased 26%, primarily reflecting higher pre-tax income in 2010.

Year-to-Date 2010 vs. 2009

Net revenue increased 13%, primarily reflecting:

•	An increase in sales to retail customers due to an increase in cooling degree days ($209 million);

•	The impact of Riders C1 and C2, R, S and T ($196 million); and

•	An increase in ancillary services revenue ($57 million) primarily reflecting higher regulation and operating reserves revenue received from PJM.

These increases were partially offset by:

•	A $68 million decrease due to the impact of unfavorable economic conditions on customer usage and other factors.

Other operations and maintenance increased 16%, primarily reflecting:

•	An increase in salaries, wages and benefits primarily due to a workforce reduction program ($173 million);

•	An increase in certain electric transmission-related expenditures ($29 million); and

•	Higher storm damage and service restoration costs ($24 million).

These increases were partially offset by:

•	A decrease in outage costs primarily due to fewer scheduled outage days at certain fossil generation facilities ($38 million); and

•	A decrease in bad debt expense ($18 million).

Other taxes increased 17% primarily reflecting additional property tax due to increased investments and higher rates ($10 million), higher payroll taxes associated with a workforce reduction program ($7 million) and incremental use tax that is recoverable through a customer surcharge ($5 million).

Income tax expense increased 21%, primarily reflecting higher pretax income ($61 million) and a charge related to 2010 health care law changes that eliminated tax deductions for a portion of certain retiree health care costs ($16 million).

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	Third Quarter			Year-To-Date
	2010	2009	$ Change	2010	2009	$ Change
(millions)
DVP	$102	$83	$19	$300	$249	$51
Dominion Generation	286	233	53	589	426	163

Primary operating segments	388	316	72	889	675	214
Corporate and Other	(8)	(1)	(7)	(147)	(7)	(140)

Consolidated	$380	$315	$65	$742	$668	$74

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	Third Quarter			Year-To-Date
	2010	2009	% Change	2010	2009	% Change
Electricity delivered (million MWh)	23.5	21.8	8%	64.8	62.1	4%
Degree days (electric distribution service area):
Cooling	1,317	988	33	2,041	1,451	41
Heating	—	5	(100)	2,323	2,462	(6)
Average electric distribution customer accounts (thousands)(1)	2,424	2,403	1	2,420	2,401	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s DVP segment’s net income contribution:

	Third Quarter	Year-to-Date
	2010 vs. 2009	2010 vs. 2009
	Increase (Decrease)	Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$23	$40
FERC transmission revenue	10	29
Other	(1)	(5)
Interest expense	2	5
Storm damage and service restoration – electric distribution operations	(8)	(15)
Other	(7)	(3)

Change in net income contribution	$19	$51

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	Third Quarter			Year-To-Date
	2010	2009	% Change	2010	2009	% Change
Electricity supplied (million MWh):	23.5	21.8	8%	64.8	62.1	4%
Degree days (electric utility service area):
Cooling	1,317	988	33	2,041	1,451	41
Heating	—	5	(100)	2,323	2,462	(6)

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s Dominion Generation segment’s net income contribution:

	Third Quarter	Year-To-Date
	2010 vs. 2009	2010 vs. 2009
	Increase (Decrease)	Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$55	$89
Rate adjustment clause revenue	27	73
Other(1)	(18)	(26)
PJM ancillary service revenue	15	28
Outage costs	(12)	24
Energy supply margin(2)	—	(12)
Other	(14)	(13)

Change in net income contribution	$53	$163

(1)	Primarily reflects the impact of unfavorable economic conditions on customer usage and other factors.
(2)	Primarily reflects a reduced benefit from FTRs, due to the crediting of certain FTRs allocated to Virginia Power against Virginia jurisdictional fuel factor expenses subject to deferral accounting beginning July 1, 2009.

Corporate and Other

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements for discussion of these items.

Liquidity and Capital Resources

Dominion and Virginia Power depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities. Net proceeds from the sale of Dominion’s Appalachian E&P operations have been or will be used to offset all of Dominion’s equity needs for 2010 and its market equity issuances for 2011, repurchase common stock, fund contributions to Dominion’s pension plans and the Dominion Foundation, reduce debt and offset the majority of the impact of Virginia Power’s rate case settlement.

At September 30, 2010, Dominion had $3.4 billion of unused capacity under its credit facilities, including $1.1 billion of unused capacity under joint credit facilities available to Virginia Power.

A summary of Dominion’s cash flows is presented below:

	2010	2009
(millions)
Cash and cash equivalents at January 1(1)	$50	$71
Cash flows provided by (used in):
Operating activities	1,884	2,982
Investing activities	1,225	(2,744)
Financing activities	(2,713)	(256)

Net increase (decrease) in cash and cash equivalents	396	(18)

Cash and cash equivalents at September 30(2)	$446	$53

(1)	2010 and 2009 amounts include $2 million and $5 million, respectively, of cash classified as held for sale in Dominion’s Consolidated Balance Sheets.
(2)	2009 amount includes $3 million of cash classified as held for sale in Dominion’s Consolidated Balance Sheet.

A summary of Virginia Power’s cash flows is presented below:

	2010	2009
(millions)
Cash and cash equivalents at January 1	$19	$27
Cash flows provided by (used in):
Operating activities	1,238	1,586
Investing activities	(1,708)	(1,905)
Financing activities	473	315

Net increase (decrease) in cash and cash equivalents	3	(4)

Cash and cash equivalents at September 30	$22	$23

Operating Cash Flows

Net cash provided by Dominion’s operating activities decreased by $1.1 billion, primarily due to lower deferred fuel and gas cost recoveries, a contribution to Dominion’s pension plans, lower merchant generation margins and refunds related to the Virginia rate case settlement, partially offset by lower income tax payments, lower margin collateral requirements and the favorable impact of weather and rate adjustment clauses on electric utility operations.

Net cash provided by Virginia Power’s operating activities decreased by $348 million, primarily due to lower deferred fuel cost recoveries, refunds related to the Virginia rate case settlement, a contribution to the Dominion pension plans and payments related to workforce reduction programs, partially offset by the favorable impact of weather, the impact of rate adjustment clauses and lower income tax payments in 2010.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. Virginia Power believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and provide dividends to Dominion.

The Companies’ operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of September 30, 2010 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$516	$70	$446
Non-investment grade(2)	21	10	11
No external ratings:
Internally rated—investment grade(3)	134	—	134
Internally rated—non-investment grade(4)	85	—	85

Total	$756	$80	$676

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 34% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 16% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 8% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Presented below is a summary of Virginia Power’s gross credit exposure as of September 30, 2010 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$3	$2	$1
Non-investment grade(2)	13	10	3
No external ratings:
Internally rated—non-investment grade(3)	2	—	2

Total	$18	$12	$6

(1)	Designations as investment grade are based on minimum credit ratings assigned by Moody’s and Standard & Poor’s. The three counterparty exposures, combined, for this category represented approximately 27% of the total net credit exposure.
(2)	The only counterparty exposure for this category represented 43% of the total net credit exposure.
(3)	The only counterparty exposure for this category represented 30% of the total net credit exposure.

Investing Cash Flows

For the nine months ended September 30, 2010, net cash provided by Dominion’s investing activities was $1.2 billion as compared to net cash used in investing activities of $2.7 billion in 2009, primarily reflecting the proceeds received from the sale of Dominion’s Appalachian E&P operations in April 2010 and the sale of Peoples in February 2010. A portion of the proceeds was invested in time deposit certificates and other short-term securities.

Net cash used in Virginia Power’s investing activities decreased by $197 million, primarily due to lower capital expenditures.

Financing Cash Flows and Liquidity

Dominion and Virginia Power rely on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by their operations. As discussed further in Credit Ratings and Debt Covenants in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, the Companies’ ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC and, in the case of Virginia Power, approval by the Virginia Commission.

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

Net cash used in Dominion’s financing activities increased by $2.5 billion, primarily due to net debt repayments in 2010 as compared to net debt issuances in 2009, and net repurchases of common stock in 2010 as compared to issuances of common stock in 2009. This reflects the use of proceeds from the sale of Dominion’s Appalachian E&P operations and Peoples.

Net cash provided by Virginia Power’s financing activities increased by $158 million, primarily due to higher net debt issuances in 2010 as compared to 2009, as a result of lower cash flow from operations.

See Note 14 to the Consolidated Financial Statements for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions, including stock repurchases.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of September 30, 2010, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. As of September 30, 2010, there have been no material changes to debt covenants, nor any events of default under the Companies’ debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of September 30, 2010, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2009.

As of September 30, 2010, Dominion’s planned capital expenditures for 2011 and 2012 are expected to total approximately $4.0 billion and $5.1 billion, respectively. The increases from the expected amounts previously disclosed in Dominion’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, primarily reflect additional planned spending to expand DTI’s gas transmission pipeline network in the Marcellus Shale region and support the development of Virginia Power’s power station project in Warren County, Virginia, as well as an initial estimate of spending to comply with certain expected environmental regulations. There have been no material changes to Dominion’s planned capital expenditures for 2010 as compared to the expected amounts disclosed in Dominion’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Virginia Power’s planned capital expenditures for 2012 are expected to total approximately $3.4 billion. The increase from the expected amount previously disclosed in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, primarily reflects additional planned spending to support the development of its power station project in Warren County, Virginia, as well as an initial estimate of spending to comply with certain expected environmental regulations. There have been no material changes to Virginia Power’s planned capital expenditures for 2010 or 2011 as compared to the expected amounts disclosed in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Off-Balance Sheet Arrangements

Other than a $130 million reduction in guarantees issued to third parties and equity method investees, as of September 30, 2010, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in Dominion’s Annual Reports on Form 10-K for the year ended December 31, 2009.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s and Virginia Power’s Consolidated Financial Statements that may impact the Companies’ future results of operations and/or financial condition. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and Future Issues and Other Matters in their Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Regulatory Matters

See Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, Note 12 to the Consolidated Financial Statements in their Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and Note 12 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, Note 15 to the Consolidated Financial Statements in their Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and Note 15 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1. Legal Proceedings in their Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and this report for additional information on various legal matters.

Warren County Project

In March 2008, Virginia Power purchased a power station development project in Warren County, Virginia, which it intends to develop as a combined-cycle, natural gas-fired power station. Subject to the receipt of regulatory approvals, the project is expected to generate up to 1,300 MW of electricity. If the project is approved, construction would begin in 2012, with commercial operations expected to commence in 2014.

DTI – TGP Firm Transportation Agreement

In August 2010, DTI entered into a 10-year lease agreement with TGP for firm capacity to move Marcellus shale natural gas supplies from TGP’s 300 Line pipeline system in northern Pennsylvania to its 200 Line pipeline system in upstate New York. The $46 million project, known as the Ellisburg-to-Craigs Project, is expected to have capacity of approximately 150,000 dekatherms per day. Subject to the receipt of regulatory approvals, the project will involve the construction by DTI of additional compression facilities and a new measurement and regulating station at the Craigs interconnect with TGP in New York. DTI would also add regulating facilities on its system in northern Pennsylvania. DTI plans to file a certificate application with FERC in the fourth quarter of 2010. If the Ellisburg-to-Craigs Project is approved, construction will begin in March 2012, with a planned in-service date of November 1, 2012.

NERC Facility Ratings Methodology Alert

NERC is the FERC-approved Electric Reliability Organization charged with overseeing the reliability of the bulk electric system in the U.S. In connection with its reliability mandate, NERC established the facility ratings methodology, which is intended to ensure that facility ratings used in the reliable planning and operation of the bulk electric system are determined based on an established methodology. In October 2010, NERC issued an industry alert identifying possible discrepancies between the design and actual field conditions of transmission facilities as a potential reliability issue. The alert recommends that entities review their current facilities rating methodology to verify that the methodology is based on actual field conditions, rather than solely on design documents, and to take corrective action if necessary. Dominion and Virginia Power are evaluating their transmission facilities for any discrepancies between design and actual field conditions. Until such evaluation is complete, it is not possible to determine the impact of the alert to Dominion or Virginia Power.

Dodd-Frank Act

The Dodd-Frank Act was enacted into law in July 2010 in an effort to improve regulation of financial markets. The Dodd-Frank Act includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform. Swaps by non-financial entities that use swaps to hedge or mitigate commercial risk, often referred to as “end users,” can be exempted from these clearing and exchange trading requirements. In addition, the Dodd-Frank Act allows the CFTC to impose capital and initial and variation margin requirements on entities who execute swaps. End users were not expressly exempt from these requirements for non-cleared swaps; however, key legislators indicated in a public letter that it was their intention to exclude commercial hedging transactions by end users from these requirements. Final rules for the over-the-counter derivatives-related provisions of the Dodd-Frank Act, including the clearing, exchange trading and capital and margin requirements, will be established through the CFTC’s rulemaking process, which must be completed by July 2011. If, as a result of the rulemaking process, Dominion’s or Virginia Power’s derivative activities are not exempted from the clearing, exchange trading and capital and margin requirements, the Companies could be subject to higher costs for their derivative activities, including from higher margin requirements. In addition, implementation of, and compliance with, the over-the-counter derivatives provisions of the Dodd-Frank Act by the Companies’ swap counterparties could result in increased costs related to the Companies’ derivative activities. Due to the ongoing rulemaking process, the Companies are currently unable to assess the potential impact of the Dodd-Frank Act’s derivatives-related provisions on their financial condition, results of operations or cash flows.

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

A hypothetical 10% unfavorable change in market prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $152 million and $150 million as of September 30, 2010 and December 31, 2009, respectively. A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $11 million in the fair value of Dominion’s commodity-based financial derivative instruments held for trading purposes as of both September 30, 2010 and December 31, 2009.

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $2 million and $3 million in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of September 30, 2010 and December 31, 2009, respectively.

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

Investment Price Risk

Dominion and Virginia Power are subject to investment price risk due to securities held as investments in decommissioning and rabbi trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in the Consolidated Balance Sheets at fair value.

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $63 million, $6 million and $25 million for the nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. For the nine months ended September 30, 2010 and 2009 and the year ended December 31, 2009, Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $55 million, $308 million and $360 million, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $29 million for the nine months ended September 30, 2010. Virginia Power recognized net realized losses (net of investment income) on nuclear decommissioning trust investments of $7 million and $3 million for the nine months ended September 30, 2009 and for the year ended December 31, 2009, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $21 million, $130 million and $149 million for the nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009, respectively.

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

The Dodd-Frank Act permanently exempts small public companies with less than $75 million in market capitalization (non-accelerated filers) from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act. Virginia Power, as a subsidiary of Dominion, does not have publicly traded common stock. As a result, Virginia Power is permanently exempt from providing an attestation report on internal controls over financial reporting by an independent registered public accounting firm. Disclosure of management attestations on internal controls over financial reporting under existing Section 404(a) is still required.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and Virginia Power are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Companies, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Companies and their subsidiaries are involved in various legal proceedings. Dominion and Virginia Power believe that the ultimate resolution of these proceedings will not have a material adverse effect on their financial position, liquidity or results of operations. See Notes 12 and 15 to the Consolidated Financial Statements and Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 and their Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 for discussions on various environmental and other regulatory proceedings to which Dominion and/or Virginia Power are a party.

ITEM 1A. RISK FACTORS

Dominion’s and Virginia Power’s businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2009 or their Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/10-7/31/10	542,769	$42.53	540,000	41,243,420 shares/ $2.15 billion
8/1/10-8/31/10	8,257,797	43.57	8,256,600	32,986,820 shares/ $1.79 billion
9/1/10-9/30/10	401,087	43.20	400,408	32,586,412 shares/ $1.78 billion
Total	9,201,653	$43.49	9,197,008	32,586,412 shares/ $1.78 billion

(1)	In July, August and September 2010, 2,769 shares, 1,197 shares and 679 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted and goal-based stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power
3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Restated Articles of Incorporation, as in effect on October 28, 2003 (Exhibit 3.1, Form 10-Q for the quarter ended September 30, 2003 filed November 7, 2003, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Bylaws, as amended and restated effective May 18, 2010 (Exhibit 3.2, Form 8-K filed May 20, 2010, File No. 1-8489)	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

Exhibit Number	Description	Dominion	Virginia Power
4.1	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489; Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489).	X

Exhibit Number	Description	Dominion	Virginia Power
4.2	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of First Supplemental Indenture, dated June 1, 1998 (Exhibit 4.2, Form 8-K filed June 12, 1998, File No. 1-2255); Form of Second Supplemental Indenture, dated June 1, 1999 (Exhibit 4.2, Form 8-K filed June 4, 1999, File No. 1-2255); Form of Third Supplemental Indenture, dated November 1, 1999 (Exhibit 4.2, Form 8-K filed October 27, 1999, File No. 1-2255); Forms of Fourth and Fifth Supplemental Indentures, dated March 1, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed March 26, 2001, File No. 1-2255); Form of Sixth Supplemental Indenture, dated January 1, 2002 (Exhibit 4.2, Form 8-K filed January 29, 2002, File No. 1-2255); Seventh Supplemental Indenture, dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255); Form of Eighth Supplemental Indenture, dated February 1, 2003 (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255); Forms of Ninth and Tenth Supplemental Indentures, dated December 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Eleventh Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255); Forms of Twelfth and Thirteenth Supplemental Indentures, dated January 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Forms of Sixteenth and Seventeenth Supplemental Indentures, dated November 1, 2007 (Exhibits 4.2 and 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); and Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255).		X

10.1	$3.0 billion Three-Year Revolving Credit Agreement, dated September 24, 2010, among Dominion Resources, Inc., Virginia Electric and Power Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Barclays Capital, The Royal Bank of Scotland plc, and Wells Fargo Bank, N.A., as Syndication Agents and other lenders named therein (Exhibit 10.1, Form 8-K filed September 28, 2010, File No. 1-8489 and File No. 1-2255).	X	X

10.2	$500,000,000 Three-Year Revolving Credit Agreement, dated September 24, 2010, among Dominion Resources, Inc., Virginia Electric and Power Company, Keybank National Association, as Administrative Agent, Bayerische Landesbank, New York Branch, and U.S. Bank National Association, as Syndication Agents, and other lenders named therein (Exhibit 10.2, Form 8-K filed September 28, 2010, File No. 1-8489 and File No. 1-2255).	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2b	Ratio of earnings to fixed charges and preferred dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

Exhibit Number	Description	Dominion	Virginia Power
101^	The following financial statements from Dominion Resources, Inc. and Virginia Electric and Power Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on October 29, 2010, formatted in XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.	X	X

^	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that one of the Companies specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

October 29, 2010	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting and Controller (Chief Accounting Officer)

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

October 29, 2010	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Restated Articles of Incorporation, as in effect on October 28, 2003 (Exhibit 3.1, Form 10-Q for the quarter ended September 30, 2003 filed November 7, 2003, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Bylaws, as amended and restated effective May 18, 2010 (Exhibit 3.2, Form 8-K filed May 20, 2010, File No. 1-8489)	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489; Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K	X

Exhibit Number	Description	Dominion	Virginia Power

filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489).

4.2	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of First Supplemental Indenture, dated June 1, 1998 (Exhibit 4.2, Form 8-K filed June 12, 1998, File No. 1-2255); Form of Second Supplemental Indenture, dated June 1, 1999 (Exhibit 4.2, Form 8-K filed June 4, 1999, File No. 1-2255); Form of Third Supplemental Indenture, dated November 1, 1999 (Exhibit 4.2, Form 8-K filed October 27, 1999, File No. 1-2255); Forms of Fourth and Fifth Supplemental Indentures, dated March 1, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed March 26, 2001, File No. 1-2255); Form of Sixth Supplemental Indenture, dated January 1, 2002 (Exhibit 4.2, Form 8-K filed January 29, 2002, File No. 1-2255); Seventh Supplemental Indenture, dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255); Form of Eighth Supplemental Indenture, dated February 1, 2003 (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255); Forms of Ninth and Tenth Supplemental Indentures, dated December 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Eleventh Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255); Forms of Twelfth and Thirteenth Supplemental Indentures, dated January 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Forms of Sixteenth and Seventeenth Supplemental Indentures, dated November 1, 2007 (Exhibits 4.2 and 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); and Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255).		X

10.1	$3.0 billion Three-Year Revolving Credit Agreement, dated September 24, 2010, among Dominion Resources, Inc., Virginia Electric and Power Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Barclays Capital, The Royal Bank of Scotland plc, and Wells Fargo Bank, N.A., as Syndication Agents and other lenders named therein (Exhibit 10.1, Form 8-K filed September 28, 2010, File No. 1-8489 and File No. 1-2255).	X	X

10.2	$500,000,000 Three-Year Revolving Credit Agreement, dated September 24, 2010, among Dominion Resources, Inc., Virginia Electric and Power Company, Keybank National Association, as Administrative Agent, Bayerische Landesbank, New York Branch, and U.S. Bank National Association, as Syndication Agents, and other lenders named therein (Exhibit 10.2, Form 8-K filed September 28, 2010, File No. 1-8489 and File No. 1-2255).	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2b	Ratio of earnings to fixed charges and preferred dividends for Virginia Electric and Power Company (filed herewith)		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

Exhibit Number	Description	Dominion	Virginia Power

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101	The following financial statements from Dominion Resources, Inc. and Virginia Electric and Power Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on October 29, 2010, formatted in XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements.	X