Form 10-Q
period 2011-03-31
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2011-04-29
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At March 31, 2011, the latest practicable date for determination, Dominion Resources, Inc. had 575,797,529 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representations as to the information relating to Dominion Resources, Inc.’s other operations.

COMBINED INDEX

Page Number

	Glossary of Terms	PAGE 3

PART I. Financial Information

Item 1.	Financial Statements	PAGE 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	PAGE 43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	PAGE 55
Item 4.	Controls and Procedures	PAGE 56

PART II. Other Information

Item 1.	Legal Proceedings	PAGE 56
Item 1A.	Risk Factors	PAGE 56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	PAGE 57
Item 6.	Exhibits	PAGE 58

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2009 Base Rate Review	Order entered by the Virginia Commission in January 2009, pursuant to the Regulation Act, initiating reviews of the base rates and terms and conditions of all investor-owned utilities in Virginia
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ASLB	Atomic Safety and Licensing Board
bcf	Billion cubic feet
Bear Garden	A 580 MW combined cycle, natural gas-fired power station under construction in Buckingham County, Virginia
BP	BP Wind Energy North America Inc.
BREDL	Blue Ridge Environmental Defense League
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CO2	Carbon dioxide
COL	Combined Construction Permit and Operating License
Companies	Dominion and Virginia Power, collectively
CONSOL	CONSOL Energy, Inc.
DEI	Dominion Energy, Inc.
Dominion

The legal entity, Dominion Resources, Inc., one or more of Dominion Resources, Inc.’s consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Direct®	A dividend reinvestment and open enrollment direct stock purchase plan
DRS	Dominion Resources Services, Inc.
DSM	Demand-side management
DTI	Dominion Transmission, Inc.
DVP	Dominion Virginia Power operating segment
East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio
E&P	Exploration & production
EPA	Environmental Protection Agency
EPS	Earnings per share
Fairless	Fairless power station
FERC	Federal Energy Regulatory Commission
Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP Alternative Energy, Inc. in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles

Abbreviation or Acronym	Definition
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
ISO	Independent system operator
Kewaunee	Kewaunee nuclear power station
kV	Kilovolt
LNG	Liquefied natural gas
mcf	Million cubic feet
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medicare Act	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
Medicare Part D	Prescription drug benefit introduced in the Medicare Act
Millstone	Millstone nuclear power station
Moody’s	Moody’s Investors Service
Mt. Storm-to-Doubs Line	A 99-mile 500-kV transmission line in Virginia, West Virginia and Maryland
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NedPower	A wind-turbine facility joint venture between Dominion and Shell WindEnergy Inc. in Grant County, West Virginia
NGLs	Natural gas liquids
North Anna	North Anna nuclear power station
NOX	Nitrogen oxide
NO2	Nitrogen dioxide
NRC	Nuclear Regulatory Commission
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
Peoples	The Peoples Natural Gas Company
PIPP	Percentage of Income Payment Plan
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PNG Companies LLC	An indirect subsidiary of SteelRiver Infrastructure Fund North America
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act

Riders C1 and C2	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider T	A rate adjustment clause associated with the recovery of certain electric transmission-related expenditures

Abbreviation or Acronym	Definition
ROE	Return on equity
RTO	Regional transmission organization
SEC	Securities and Exchange Commission
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
State Line	State Line power station
U.S.	United States of America
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 585 MW baseload carbon-capture compatible, clean coal powered electric generation facility under construction in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries
Virginia Settlement Approval Order	Order issued by the Virginia Commission in March 2010 concluding Virginia Power's 2009 Base Rate Review

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
(millions, except per share amounts)
Operating Revenue	$4,057	$4,168

Operating Expenses
Electric fuel and other energy-related purchases	1,049	1,028
Purchased electric capacity	119	108
Purchased gas	642	792
Other operations and maintenance	861	1,068
Depreciation, depletion and amortization	262	269
Other taxes	161	169

Total operating expenses	3,094	3,434
Income from operations	963	734

Other income	57	71
Interest and related charges	227	183

Income from continuing operations including noncontrolling interests before income tax expense	793	622
Income tax expense	310	295

Income from continuing operations including noncontrolling interests	483	327
Loss from discontinued operations(1)	—	(149)

Net Income Including Noncontrolling Interests	483	178
Noncontrolling Interests	4	4

Net Income Attributable to Dominion	$479	$174

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$479	$323
Loss from discontinued operations, net of tax	—	(149)

Net income attributable to Dominion	$479	$174

Earnings Per Common Share – Basic
Income from continuing operations	$0.83	$0.54
Loss from discontinued operations	—	(0.25)

Net income attributable to Dominion	$0.83	$0.29

Earnings Per Common Share – Diluted
Income from continuing operations	$0.82	$0.54
Loss from discontinued operations	—	(0.25)

Net income attributable to Dominion	$0.82	$0.29

Dividends paid per common share	$0.4925	$0.4575
(1)	Includes income tax expense of $12 million for the three months ended March 31, 2010.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$188	$62
Customer receivables (less allowance for doubtful accounts of $28 and $26)	1,837	2,158
Other receivables (less allowance for doubtful accounts of $10 and $9)	116	88
Inventories	1,044	1,163
Derivative assets	553	739
Other	1,194	1,190

Total current assets	4,932	5,400

Investments
Nuclear decommissioning trust funds	3,017	2,897
Investment in equity method affiliates	567	571
Restricted cash equivalents	344	400
Other	288	283

Total investments	4,216	4,151

Property, Plant and Equipment
Property, plant and equipment	40,390	39,855
Accumulated depreciation, depletion and amortization	(13,308)	(13,142)

Total property, plant and equipment, net	27,082	26,713

Deferred Charges and Other Assets
Goodwill	3,141	3,141
Regulatory assets	1,443	1,446
Other	1,963	1,966

Total deferred charges and other assets	6,547	6,553

Total assets	$42,777	$42,817

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2011	December 31, 2010(1)
(millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year	$497	$497
Short-term debt	848	1,386
Accounts payable	1,189	1,562
Accrued interest, payroll and taxes	720	849
Other	1,247	1,479

Total current liabilities	4,501	5,773

Long-Term Debt
Long-term debt	15,063	14,023
Junior subordinated notes payable to affiliates	268	268
Enhanced junior subordinated notes	1,467	1,467

Total long-term debt	16,798	15,758

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	4,910	4,708
Asset retirement obligations	1,598	1,577
Regulatory liabilities	1,429	1,392
Other	1,341	1,355

Total deferred credits and other liabilities	9,278	9,032

Total liabilities	30,577	30,563

Commitments and Contingencies (see Note 15)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholders’ Equity
Common stock – no par(2)	5,464	5,715
Other paid-in capital	194	194
Retained earnings	6,612	6,418
Accumulated other comprehensive loss	(327)	(330)

Total common shareholders’ equity	11,943	11,997

Total liabilities and shareholders’ equity	$42,777	$42,817

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 576 million and 581 million shares outstanding at March 31, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31,	2011	2010
(millions)
Operating Activities
Net income including noncontrolling interests	$483	$178
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Loss from sale of Peoples	—	117
Charges related to workforce reduction program	—	338
Depreciation, depletion and amortization (including nuclear fuel)	318	320
Deferred income taxes and investment tax credits	227	(173)
Other adjustments	(46)	11
Changes in:
Accounts receivable	292	126
Inventories	119	213
Deferred fuel and purchased gas costs	(50)	(7)
Prepayments	54	260
Accounts payable	(299)	(90)
Accrued interest, payroll and taxes	(129)	89
Margin deposit assets and liabilities	(120)	114
Other operating assets and liabilities	63	154

Net cash provided by operating activities	912	1,650

Investing Activities
Plant construction and other property additions	(806)	(904)
Proceeds from the sale of Peoples	—	737
Proceeds from sale of securities	502	513
Purchases of securities	(522)	(539)
Restricted cash equivalents	56	—
Other	18	22

Net cash used in investing activities	(752)	(171)

Financing Activities
Repayment of short-term debt, net	(538)	(1,000)
Issuance and remarketing of long-term debt	1,060	—
Issuance of common stock	17	27
Repurchase of common stock	(274)	(191)
Common dividend payments	(285)	(275)
Subsidiary preferred dividend payments	(4)	(4)
Other	(10)	(1)

Net cash used in financing activities	(34)	(1,444)

Increase in cash and cash equivalents	126	35
Cash and cash equivalents at beginning of period	62	50

Cash and cash equivalents at end of period	$188	$85

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$167	$166

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2011	2010
(millions)
Operating Revenue	$1,757	$1,739

Operating Expenses
Electric fuel and other energy-related purchases	593	632
Purchased electric capacity	118	107
Other operations and maintenance:
Affiliated suppliers	73	120
Other	229	399
Depreciation and amortization	174	163
Other taxes	59	64

Total operating expenses	1,246	1,485

Income from operations	511	254

Other income	29	14
Interest and related charges	92	88

Income before income tax expense	448	180
Income tax expense	170	85

Net Income	278	95
Preferred dividends	4	4

Balance available for common stock	$274	$91

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$80	$5
Customer accounts receivable (less allowance for doubtful accounts of $10 and $11)	783	905
Other receivables (less allowance for doubtful accounts of $7 and $6)	49	54
Inventories (average cost method)	639	597
Prepayments	30	65
Other	334	355

Total current assets	1,915	1,981

Investments
Nuclear decommissioning trust funds	1,368	1,319
Restricted cash equivalents	113	169
Other	3	4

Total investments	1,484	1,492

Property, Plant and Equipment
Property, plant and equipment	27,985	27,607
Accumulated depreciation and amortization	(9,812)	(9,712)

Total property, plant and equipment, net	18,173	17,895

Deferred Charges and Other Assets
Intangible assets	211	212
Regulatory assets	407	370
Other	337	312

Total deferred charges and other assets	955	894

Total assets	$22,527	$22,262

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2011	December 31, 2010(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$15	$15
Short-term debt	582	600
Accounts payable	416	499
Payables to affiliates	45	76
Affiliated current borrowings	58	103
Accrued interest, payroll and taxes	239	214
Other	501	571

Total current liabilities	1,856	2,078

Long-Term Debt	6,861	6,702

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,807	2,672
Asset retirement obligations	678	669
Regulatory liabilities	1,208	1,174
Other	207	203

Total deferred credits and other liabilities	4,900	4,718

Total liabilities	13,617	13,498

Commitments and Contingencies (see Note 15)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock – no par(2)	5,738	5,738
Other paid-in capital	1,111	1,111
Retained earnings	1,778	1,634
Accumulated other comprehensive income	26	24

Total common shareholder’s equity	8,653	8,507

Total liabilities and shareholder’s equity	$22,527	$22,262

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.
(2)	300,000 shares authorized; 274,723 shares outstanding at March 31, 2011 and December 31, 2010.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2011	2010
(millions)
Operating Activities
Net income	$278	$95
Adjustments to reconcile net income to net cash provided by operating activities:
Charges related to workforce reduction program	—	202
Depreciation and amortization (including nuclear fuel)	205	192
Deferred income taxes and investment tax credits	150	(59)
Other adjustments	(61)	(18)
Changes in:
Accounts receivable	127	65
Affiliated accounts receivable and payable	(31)	(20)
Inventories	(42)	43
Deferred fuel expenses	(32)	5
Accounts payable	(69)	22
Accrued interest, payroll and taxes	25	143
Other operating assets and liabilities	(26)	99

Net cash provided by operating activities	524	769

Investing Activities
Plant construction and other property additions	(408)	(567)
Purchases of nuclear fuel	(49)	(40)
Purchases of securities	(362)	(317)
Proceeds from sales of securities	343	304
Restricted cash equivalents	56	—
Other	9	9

Net cash used in investing activities	(411)	(611)

Financing Activities
Repayment of short-term debt, net	(18)	(442)
Issuance (repayment) of affiliated current borrowings, net	(44)	431
Remarketing of long-term debt	160	—
Common dividend payments	(130)	(108)
Preferred dividend payments	(4)	(4)
Other	(2)	(1)

Net cash used in financing activities	(38)	(124)

Increase in cash and cash equivalents	75	34
Cash and cash equivalents at beginning of period	5	19

Cash and cash equivalents at end of period	$80	$53

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$121	$112
Settlement of debt and issuance of common stock to Dominion	—	433

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010.

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of March 31, 2011 and their results of operations and cash flows for the three months ended March 31, 2011 and 2010. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in Dominion’s and Virginia Power’s 2010 Consolidated Financial Statements and Notes have been reclassified to conform to the 2011 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, shareholders’ equity or cash flows.

Amounts disclosed for Dominion are inclusive of Virginia Power, where applicable.

Note 3. Dispositions

Sale of Appalachian E&P Operations

In April 2010, Dominion completed the sale of substantially all of its Appalachian E&P operations to a newly-formed subsidiary of CONSOL for approximately $3.5 billion. The transaction included the mineral rights to approximately 491,000 acres in the Marcellus Shale formation. Dominion retained certain oil and natural gas wells located on or near its natural gas storage fields. The transaction generated after-tax proceeds of approximately $2.2 billion and resulted in an after-tax gain of approximately $1.4 billion, which included a $134 million write-off of goodwill, recorded in the second quarter of 2010.

The results of operations for Dominion’s Appalachian E&P business are not reported as discontinued operations in the Consolidated Statements of Income since Dominion did not sell its entire U.S. cost pool.

Due to the sale, hedge accounting was discontinued for certain cash flow hedges since it became probable that the forecasted sales of natural gas would not occur. In connection with the discontinuance of hedge accounting for these contracts, Dominion recognized a $42 million ($25 million after-tax) benefit, recorded in operating revenue in its Consolidated Statement of Income, reflecting the reclassification of gains from AOCI to earnings for these contracts in March 2010.

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

The following table presents selected information regarding the results of operations of Peoples, which are reported as discontinued operations in Dominion’s Consolidated Statements of Income:

Three Months Ended March 31, 2010
(millions)
Operating revenue	$67
Loss before income taxes(1)	(137)

(1)	Includes pre-tax loss on the sale of $117 million.

Note 4. Ceiling Test

Dominion follows the full cost method of accounting for its gas and oil E&P activities, which subjects capitalized costs to a quarterly ceiling test using hedge-adjusted prices. Due to the April 2010 sale of substantially all of its Appalachian E&P operations, as of March 31, 2011, Dominion no longer has any significant gas and oil properties subject to the ceiling test calculation.

At March 31, 2010, Dominion recorded a ceiling test impairment charge of $21 million ($13 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income primarily due to a decline in hedge-adjusted prices reflecting the discontinuance of hedge accounting for certain cash flow hedges, as discussed in Note 3.

Note 5. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2011	2010
(millions)
Dominion
Electric sales:
Regulated	$1,730	$1,717
Nonregulated	941	945
Gas sales:
Regulated	139	145
Nonregulated	602	782
Gas transportation and storage	538	465
Other	107	114

Total operating revenue	$4,057	$4,168

Virginia Power
Regulated electric sales	$1,730	$1,717
Other	27	22

Total operating revenue	$1,757	$1,739

Note 6. Income Taxes

Continuing Operations

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Three Months Ended March 31,	2011	2010	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.7	3.8	3.9	4.1
Legislative changes	—	8.8	—	8.7
Other, net	0.4	(0.2)	(0.9)	(0.5)

Effective tax rate	39.1%	47.4%	38.0%	47.3%

Dominion’s and Virginia Power’s effective tax rates in 2010 reflect the reduction of deferred tax assets resulting from the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 which eliminated the employer’s deduction, beginning in 2013, for that portion of its retiree prescription drug coverage cost that is being reimbursed by the Medicare Part D subsidy.

In 2010, U.S. federal legislation was enacted that allows taxpayers to fully deduct qualifying capital expenditures incurred after September 8, 2010, through the end of 2011, when placed in service before 2013, and otherwise provides an extension of the fifty percent bonus depreciation allowance for qualifying capital expenditures through 2012. At December 31, 2010, there was uncertainty about the earliest date on which construction of property by or for a taxpayer could have begun in order to qualify for the full deduction of qualifying capital expenditures. Based on guidance issued by the U.S. Treasury Department in March 2011, Dominion’s and Virginia Power’s bonus depreciation allowance for 2010 has been reduced. Accordingly, Dominion and Virginia Power recorded adjustments in March 2011 to increase their income taxes payable and decrease their deferred tax liabilities by approximately $67 million and $33 million, respectively.

As of March 31, 2011, there have been no material changes in Dominion’s and Virginia Power’s unrecognized tax benefits. See Note 6 to the Consolidated Financial Statements in Dominion’s and Virginia Power's Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of these unrecognized tax benefits, including possible changes that could reasonably occur during the next twelve months.

Discontinued Operations

Income tax expense in 2010 for Dominion's discontinued operations primarily reflects the impact of goodwill written off in the sale of Peoples that is not deductible for tax purposes and the reversal of deferred taxes for which the benefit was offset by the reversal of income tax-related regulatory assets.

Note 7. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended March 31,
	2011	2010
(millions, except EPS)
Net income attributable to Dominion	$479	$174

Average shares of common stock outstanding – Basic	579.8	599.9
Net effect of potentially dilutive securities(1)	0.7	1.0

Average shares of common stock outstanding – Diluted	580.5	600.9

Earnings Per Common Share – Basic	$0.83	$0.29
Earnings Per Common Share – Diluted	$0.82	$0.29

(1)	Potentially dilutive securities consist of options, goal-based stock and contingently convertible senior notes.

There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2011 and 2010.

Note 8. Comprehensive Income

The following table presents Dominion’s total comprehensive income:

	Three Months Ended March 31,
	2011	2010
(millions)
Net income including noncontrolling interests	$483	$178
Other comprehensive income (loss):
Net other comprehensive income (loss) associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings(1)	(72)	106
Other, net of tax	75	64

Other comprehensive income	3	170

Comprehensive income including noncontrolling interests	486	348
Noncontrolling interests	4	4

Total comprehensive income attributable to Dominion	$482	$344

(1)	Principally reflects an increase in commodity prices in 2011 as compared to a decrease in 2010.

The following table presents Virginia Power’s total comprehensive income:

	Three Months Ended March 31,
	2011	2010
(millions)
Net income	$278	$95
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(1)	(5)
Other, net of tax	3	2

Other comprehensive income (loss)	2	(3)

Total comprehensive income	$280	$92

Note 9. Fair Value Measurements

Dominion’s and Virginia Power’s fair value measurements are made in accordance with the policies discussed in Note 7 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2010. See Note 10 in this report for further information about their derivatives and hedge accounting activities.

At March 31, 2011, Dominion’s and Virginia Power’s net balance of commodity derivatives categorized as Level 3 fair value measurements was a net liability of $163 million and $7 million, respectively. A hypothetical 10% increase in commodity prices would increase Dominion’s and Virginia Power’s Level 3 net liability by $73 million and $2 million, respectively, while a hypothetical 10% decrease in commodity prices would decrease Dominion’s and Virginia Power’s Level 3 net liability by $73 million and $2 million, respectively.

Non-recurring Fair Value Measurements

During March 2011, Dominion determined that it is unlikely that State Line will participate in the May 2011 PJM capacity base residual auction that would commit State Line’s capacity from June 2014 through May 2015. This determination reflects an expectation that margins for coal-fired generation will remain compressed in the 2014 and 2015 period in combination with the expectation that State Line may be impacted during the same time period by potential environmental regulations that would likely require significant capital expenditures. As a result, Dominion evaluated State Line for impairment since it is more likely than not that State Line will be retired before the end of its previously estimated useful life. As a result of this evaluation, Dominion recorded an impairment charge of $55 million ($39 million after-tax) reflected in other operations and maintenance expense in its Consolidated Statement of Income, to write down State Line’s long-lived assets to their estimated fair value of less than $1 million. As management was not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion used the income approach (discounted cash flows) to estimate the fair value of State Line’s long-lived assets. This was considered a Level 3 fair value measurement due to the use of significant unobservable inputs including estimates of future power and other commodity prices.

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2011
Assets
Derivatives:
Commodity	$50	$538	$30	$618
Interest rate	—	47	—	47
Investments(1):
Equity securities:
U.S.:
Large cap	1,822	—	—	1,822
Other	59	—	—	59
Non-U.S.:
Large cap	12	—	—	12
Fixed Income:
Corporate debt instruments	—	315	—	315
U.S. Treasury securities and agency debentures	308	156	—	464
State and municipal	—	260	—	260
Other	—	14	—	14
Cash equivalents and other	2	100	—	102
Restricted cash equivalents	—	344	—	344

Total assets	$2,253	$1,774	$30	$4,057

Liabilities
Derivatives:
Commodity	10	566	193	769
Interest Rate	—	17	—	17

Total liabilities	$10	$583	$193	$786

At December 31, 2010
Assets
Derivatives:
Commodity	$62	$734	$47	$843
Interest rate	—	54	—	54
Investments(1):
Equity securities:
U.S.:
Large cap	1,709	—	—	1,709
Other	56	—	—	56
Non-U.S.:
Large cap	12	—	—	12
Fixed Income:
Corporate debt instruments	—	327	—	327
U.S. Treasury securities and agency debentures	228	165	—	393
State and municipal	—	286	—	286
Other	—	19	—	19
Cash equivalents and other	25	97	—	122
Restricted cash equivalents	—	400	—	400

Total assets	$2,092	$2,082	$47	$4,221

Liabilities
Derivatives:
Commodity	$12	$716	$97	$825
Interest rate	—	5	—	5

Total liabilities	$12	$721	$97	$830

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion's assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2011(1)	2010(1)
(millions)
Beginning balance	$(50)	$(66)
Total realized and unrealized gains (losses):
Included in earnings	14	1
Included in other comprehensive income (loss)	(94)	24
Included in regulatory assets/liabilities	(21)	(5)
Settlements	(16)	(15)
Transfers out of Level 3	4	1

Ending balance	$(163)	$(60)

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$4	$(17)

(1)	Represents derivative assets and liabilities presented on a net basis.

The following table presents Dominion’s gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy- related purchases	Purchased gas	Total
(millions)
Three Months Ended March 31, 2011
Total gains (losses) included in earnings	$(2)	$16	$—	$14
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	4	—	—	4

Three Months Ended March 31, 2010
Total gains (losses) included in earnings	$(16)	$21	$(4)	$1
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(14)	—	(3)	(17)

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2011
Assets
Derivatives:
Commodity	$—	$6	$2	$8
Investments(1):
Equity securities:
U.S.:
Large cap	719	—	—	719
Other	26	—	—	26
Fixed income:
Corporate debt instruments	—	202	—	202
U.S. Treasury securities and agency debentures	149	61	—	210
State and municipal	—	73	—	73
Other	—	11	—	11
Cash equivalents and other	—	49	—	49
Restricted cash equivalents	—	113	—	113

Total assets	$894	$515	$2	$1,411

Liabilities
Derivatives:
Commodity	$—	$5	$9	$14

Total liabilities	$—	$5	$9	$14

At December 31, 2010
Assets
Derivatives:
Commodity	$—	$12	$15	$27
Investments(1):
Equity securities:
U.S.:
Large cap	676	—	—	676
Other	25	—	—	25
Fixed Income:
Corporate debt instruments	—	215	—	215
U.S. Treasury securities and agency debentures	80	63	—	143
State and municipal	—	102	—	102
Other	—	15	—	15
Cash equivalents and other	10	61	—	71
Restricted cash equivalents	—	169	—	169

Total assets	$791	$637	$15	$1,443

Liabilities
Derivatives:
Commodity	$—	$5	$1	$6

Total liabilities	$—	$5	$1	$6

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2011(1)	2010(1)
(millions)
Beginning balance	$14	$(10)
Total realized and unrealized gains (losses):
Included in earnings	16	21
Included in regulatory assets/liabilities	(21)	(5)
Settlements	(16)	(21)

Ending balance	$(7)	$(15)

(1)	Represents derivative assets and liabilities presented on a net basis.

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases expense in Virginia Power's Consolidated Statements of Income for the three months ended March 31, 2011 and 2010. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2011 and 2010.

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

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$15,560	$17,097	$14,520	$16,112
Junior subordinated notes payable to affiliates	268	270	268	261
Enhanced junior subordinated notes	1,467	1,566	1,467	1,560
Subsidiary preferred stock(3)	257	251	257	249

Virginia Power
Long-term debt, including securities due within one year(2)	$6,876	$7,659	$6,717	$7,489
Preferred stock(3)	257	251	257	249

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At March 31, 2011 and December 31, 2010, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $30 million and $49 million, respectively.
(3)	Includes issuance expenses of $2 million at March 31, 2011 and December 31, 2010.

Note 10. Derivatives and Hedge Accounting Activities

Dominion’s and Virginia Power’s accounting policies and objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2010. See Note 9 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Dominion

The following table presents the volume of Dominion’s derivative activity as of March 31, 2011. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting deals, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	257	64
Basis	1,057	437
Electricity (MWh):
Fixed price(1)	21,327,569	16,252,978
FTRs	21,251,968	1,429,952
Capacity (MW)	1,321,300	3,700,650
Liquids (gallons)(2)	146,622,000	331,506,000
Interest rate	$500,000,000	$2,000,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

For the three months ended March 31, 2011 and 2010, gains or losses on hedging instruments determined to be ineffective were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices and were not material for the three months ended March 31, 2011 and 2010.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at March 31, 2011:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(16)	$(8)	45 months
Electricity	46	40	33 months
NGLs	(91)	(33)	45 months
Other	8	2	50 months
Interest rate	32	(6)	366 months

Total	$(21)	$(5)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices and interest rates.

The sale of the majority of Dominion’s remaining E&P operations during the first quarter of 2010 resulted in the discontinuance of hedge accounting for certain cash flow hedges, as discussed in Note 3.

In addition, changes to Dominion's financing needs during the first quarter of 2010 resulted in the discontinuance of hedge accounting for certain cash flow hedges since it became probable that forecasted interest payments would not occur. In connection with the discontinuance of hedge accounting for these contracts, Dominion recognized a benefit recorded to interest and related charges reflecting the reclassification of gains from AOCI to earnings of $40 million ($23 million after-tax) in the three months ended March 31, 2010.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
March 31, 2011
ASSETS
Current Assets
Commodity	$221	$300	$521
Interest rate	32	—	32

Total current derivative assets	253	300	553

Noncurrent Assets
Commodity	43	54	97
Interest rate	15	—	15

Total noncurrent derivative assets(1)	58	54	112

Total derivative assets	$311	$354	$665

LIABILITIES
Current Liabilities
Commodity	$202	$353	$555
Interest rate	1	—	1

Total current derivative liabilities(2)	203	353	556

Noncurrent Liabilities
Commodity	139	75	214
Interest rate	16	—	16

Total noncurrent derivative liabilities(3)	155	75	230

Total derivative liabilities	$358	$428	$786

December 31, 2010
ASSETS
Current Assets
Commodity	$291	$425	$716
Interest rate	23	—	23

Total current derivative assets	314	425	739

Noncurrent Assets
Commodity	44	83	127
Interest rate	31	—	31

Total noncurrent derivative assets(1)	75	83	158

Total derivative assets	$389	$508	$897

LIABILITIES
Current Liabilities
Commodity	$178	$455	$633

Total current derivative liabilities(2)	178	455	633

Noncurrent Liabilities
Commodity	86	106	192
Interest rate	5	—	5

Total noncurrent derivative liabilities(3)	91	106	197

Total derivative liabilities	$269	$561	$830

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion's Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$28
Purchased gas		(48)
Electric fuel and other energy-related purchases		1
Purchased electric capacity		1

Total commodity	$(142)	(18)	$(5)

Interest rate(3)	(1)	—	(1)

Total	$(143)	$(18)	$(6)

Three Months Ended March 31, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$181
Purchased gas		(97)
Electric fuel and other energy-related purchases		(3)
Purchased electric capacity		1

Total commodity	$299	82	$(13)

Interest rate(3)	(3)	40	(1)
Foreign currency(4)	—	1	(1)

Total	$296	$123	$(15)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2011	2010
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$19	$40
Purchased gas	(11)	(31)
Electric fuel and other energy-related purchases	16	21

Total	$24	$30

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.

Virginia Power

The following table presents the volume of Virginia Power’s derivative activity as of March 31, 2011. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting deals, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	14	—
Basis	7	—
Electricity (MWh):
Fixed price	608,800	—
FTRs	20,297,263	1,429,952
Capacity (MW)	225,700	213,000

For the three months ended March 31, 2011 and 2010, gains or losses on hedging instruments determined to be ineffective were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices and were not material for the three months ended March 31, 2011 and 2010.

The following table presents selected information related to gains on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at March 31, 2011:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Interest rate	$3	$—	333 months
Other	—	—	38 months

Total	$3	$—

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
(millions)
March 31, 2011
ASSETS
Current Assets
Commodity	$6	$2	$8

Total current derivative assets(1)	6	2	8

Total derivative assets	$6	$2	$8

LIABILITIES
Current Liabilities
Commodity	$3	$9	$12

Total current derivative liabilities(2)	3	9	12

Noncurrent Liabilities
Commodity	2	—	2

Total noncurrent derivative liabilities(3)	2	—	2

Total derivative liabilities	$5	$9	$14

December 31, 2010
ASSETS
Current Assets
Commodity	$12	$15	$27

Total current derivative assets(1)	12	15	27

Total derivative assets	$12	$15	$27

LIABILITIES
Current Liabilities
Commodity	$2	$1	$3

Total current derivative liabilities(2)	2	1	3

Noncurrent Liabilities
Commodity	3	—	3

Total noncurrent derivative liabilities(3)	3	—	3

Total derivative liabilities	$5	$1	$6

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power's derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended March 31, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Purchased electric capacity		$1

Total commodity	$—	1	$(5)

Interest rate(3)	—	—	(1)

Total	$—	$1	$(6)

Three Months Ended March 31, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)
Purchased electric capacity		1

Total commodity	$(3)	—	$(13)

Interest rate(3)	(1)	3	(1)
Foreign currency(4)	—	—	(1)

Total	$(4)	$3	$(15)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.
(4)	Amounts are recorded in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2011	2010
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$16	$21

Total	$16	$21

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts are recorded in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income.

Note 11. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $95 million and $93 million at March 31, 2011 and December 31, 2010, respectively. Net unrealized gains on trading securities totaled $3 million and $2 million for the three months ended March 31, 2011 and 2010, respectively. Cost-method investments held in Dominion’s rabbi trusts totaled $18 million at both March 31, 2011 and December 31, 2010.

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
(millions)
March 31, 2011
Marketable equity securities
U.S.:
Large Cap	$1,181	$606	$—		$1,787
Other	40	13	—		53
Marketable debt securities:
Corporate bonds	301	15	(1)		315
U.S. Treasury securities and agency debentures	453	12	(1)		464
State and municipal	213	8	(3)		218
Other	14	—	—		14
Cost method investments	112	—	—		112
Cash equivalents and other(2)	54	—	—		54

Total	$2,368	$654	$(5	)(3)	$3,017

December 31, 2010
Marketable equity securities:
U.S.:
Large Cap	$1,161	$515	$—		$1,676
Other	39	11	—		50
Marketable debt securities:
Corporate bonds	310	18	(1)		327
U.S. Treasury securities and agency debentures	380	12	(1)		391
State and municipal	244	7	(4)		247
Other	19	—	—		19
Cost method investments	108	—	—		108
Cash equivalents and other(2)	79	—	—		79

Total	$2,340	$563	$(6	)(3)	$2,897

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $48 million and $43 million at March 31, 2011 and December 31, 2010, respectively.
(3)	The fair value of securities in an unrealized loss position was $203 million and $252 million at March 31, 2011 and December 31, 2010, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at March 31, 2011 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$91
Due after one year through five years	310
Due after five years through ten years	285
Due after ten years	325

Total	$1,011

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2011	2010
(millions)
Proceeds from sales	$502	$513
Realized gains(1)	14	55
Realized losses(1)	8	11

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Dominion recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

	Three Months Ended March 31,
	2011	2010
(millions)
Total other-than-temporary impairment losses(1)	$5	$7
Losses recorded to decommissioning trust regulatory liability	(2)	(3)
Losses recognized in other comprehensive income (before taxes)	—	(1)

Net impairment losses recognized in earnings	$3	$3

(1)	Amount includes other-than-temporary impairment losses for debt securities of $1 million and $2 million for the three months ended March 31, 2011 and 2010, respectively.

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
(millions)
March 31, 2011
Marketable equity securities:
U.S.:
Large Cap	$475	$244	$—		$719
Other	20	6	—		26
Marketable debt securities:
Corporate bonds	195	8	(1)		202
U.S. Treasury securities and agency debentures	207	3	—		210
State and municipal	73	1	(1)		73
Other	11	—	—		11
Cost method investments	112	—	—		112
Cash equivalents and other(2)	15	—	—		15

Total	$1,108	$262	$(2	)(3)	$1,368

December 31, 2010
Marketable equity securities
U.S.:
Large Cap	$469	$207	$—		$676
Other	20	5	—		25
Marketable debt securities:
Corporate bonds	205	10	—		215
U.S. Treasury securities and agency debentures	141	2	—		143
State and municipal	103	1	(2)		102
Other	15	—	—		15
Cost method investments	108	—	—		108
Cash equivalents and other(2)	35	—	—		35

Total	$1,096	$225	$(2	)(3)	$1,319

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $34 million and $35 million at March 31, 2011 and December 31, 2010, respectively.
(3)	The fair value of securities in an unrealized loss position was $120 million and $159 million at March 31, 2011, and December 31, 2010, respectively.

The fair value of Virginia Power’s debt securities at March 31, 2011, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$12
Due after one year through five years	162
Due after five years through ten years	184
Due after ten years	138

Total	$496

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended March 31,
	2011	2010
(millions)
Proceeds from sales	$343	$304
Realized gains(1)	5	28
Realized losses(1)	4	4

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Virginia Power recorded other-than-temporary impairment losses on investments as follows:

	Three Months Ended March 31,
	2011	2010
(millions)
Total other-than-temporary impairment losses(1)	$2	$3
Losses recorded to decommissioning trust regulatory liability	(2)	(3)

Net impairment losses recognized in earnings	$—	$—

(1)	Amount includes other-than-temporary impairment losses for debt securities of $1 million for the three months ended March 31, 2011 and 2010.

Note 12. Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010.

Virginia Regulation

Biennial Review

Pursuant to the Regulation Act, the Virginia Commission initiated a review of Virginia Power’s base rates, terms and conditions in 2009, including a review of Virginia Power’s earnings for test year 2008. In March 2010, the Virginia Commission issued the Virginia Settlement Approval Order, thus concluding the 2009 case and resolving open issues relating to Virginia Power’s fuel factor and Riders R, S, T, C1 and C2.

Pursuant to the Regulation Act and the Virginia Settlement Approval Order, in March 2011, Virginia Power submitted its base rate filings and accompanying schedules in support of the first biennial review of its rates, terms and conditions, as well as of its earnings for test years 2009 and 2010. As a result of the Virginia Settlement Approval Order and the Regulation Act, Virginia Power’s base rates are not subject to change based on the 2011 biennial review. The Virginia Commission will determine whether Virginia Power’s earnings for the 2009 and 2010 test years, considered as a whole, were within 50 basis points above the authorized ROE of 11.9% established in the Virginia Settlement Approval Order. If Virginia Power’s earnings for the test years are more than 50 basis points above the authorized ROE, the Virginia Commission will order a credit to customers of 60% of the earnings that exceeded an ROE of 12.4% for the biennial period. The Virginia Commission will also authorize an ROE for Virginia Power that will be applied to Riders R, S, C1 and C2 and that will also be utilized to measure base rate earnings prospectively. Virginia Power is requesting authorization of an ROE of 12.5%, inclusive of a performance incentive of 100 basis points as provided for by the Regulation Act. Pursuant to the Regulation Act, Virginia Power’s authorized ROE, exclusive of any performance or other statutory incentive, can be no lower than the average of the returns reported for the three previous years by not less than a majority of comparable utilities in the Southeastern U.S., with certain limitations as described in the Regulation Act. A final order in the 2011 biennial review for base rates must be issued no later than November 30, 2011.

Generation Riders R and S

In connection with the Bear Garden and Virginia City Hybrid Energy Center projects, in March 2011, the Virginia Commission approved annual updates for Riders R and S with revenue requirements of $78 million and $199 million, respectively, for the April 1, 2011 to March 31, 2012 rate year, utilizing the 12.3% placeholder ROE (inclusive of a 100 basis point statutory enhancement) pending the Virginia Commission’s determination in the 2011 biennial review. The approved revenue requirements for Riders R and S represent increases of approximately $14 million and $45 million, respectively, over the revenue requirements associated with the Riders R and S customer rates in effect through March 31, 2011.

DSM Riders C1 and C2

In connection with Virginia Power’s five DSM programs approved by the Virginia Commission, in March 2011, the Virginia Commission approved the annual updates for Riders C1 and C2 with revenue requirements of approximately $6 million and $12 million, respectively, for the April 1, 2011 to March 31, 2012 rate year, utilizing an 11.3% placeholder ROE pending the Virginia Commission’s determination in the 2011 biennial review.

If the Virginia Commission’s future rate decisions, including actions relating to Virginia Power’s biennial review and rate adjustment clause filings, differ materially from Virginia Power’s expectations, it could adversely affect its results of operations, financial conditions and cash flows.

Mt. Storm-to-Doubs Line

Portions of the Mt. Storm-to-Doubs line and certain associated facilities are approaching the end of their expected service lives and require replacement with new facilities to maintain reliable service. Virginia Power owns, and has been designated by PJM to rebuild, 96 miles of the line in West Virginia and Virginia, and The Potomac Edison Company owns, and has been designated by PJM to rebuild, the remaining three miles of the line in Maryland. In January 2011, Virginia Power filed an application with the Virginia Commission for approval of the rebuild project. The approval of the West Virginia Commission is not required. Subject to applicable state and federal regulatory approvals, Virginia Power’s portion of the rebuild project is expected to cost approximately $300 million and is expected to be completed by June 2015.

North Anna Power Station

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna, which Virginia Power owns along with ODEC. In February 2011, ODEC informed Virginia Power of its intent to no longer participate in the development of a potential new unit at North Anna. Virginia Power and ODEC are currently working together to finalize the terms and conditions of such withdrawal.

If Virginia Power decides to build the new unit, it must first receive a COL from the NRC, the approval of the Virginia Commission and certain environmental permits and other approvals.

The NRC is required to conduct a hearing in all COL proceedings. In August 2008, the ASLB of the NRC permitted BREDL to intervene in the proceeding. All of BREDL’s previous contentions in this proceeding have been dismissed. In October 2010, BREDL submitted two new contentions that it seeks to litigate that Virginia Power opposed. The ASLB dismissed BREDL’s additional proposed contentions in April 2011. No other persons sought to intervene in the proceeding. Absent additional admitted contentions, the mandatory NRC hearing will be uncontested with respect to other issues.

On April 14, 2011, twenty-one organizations and individuals that had previously intervened opposing various reactor licensing proceedings filed a petition requesting that the NRC suspend all decisions regarding reactor licensing and design certification pending completion of an NRC task force review of the events at Fukushima, Japan, among other requested relief. The North Anna 3 COL proceeding is one of the pending proceedings identified in this petition, and BREDL served the petition in the North Anna 3 COL proceeding on April 18, 2011. Because the NRC has indicated that any lessons learned from the Fukushima incident will be applied in due course, and because a final decision in the North Anna 3 COL proceeding is not expected until 2013, Dominion does not expect this petition to be granted or to affect the North Anna 3 COL proceeding.

Virginia Power continues to pursue various environmental permits that would be needed to support future construction and operation of a third nuclear unit at North Anna.

Ohio Regulation

In March 2011, East Ohio filed a request with the Ohio Commission to accelerate the PIR program by nearly doubling its PIR spending to more than $200 million annually. East Ohio has identified 1,450 miles of pipeline that need to be replaced, in addition to the pipeline originally identified in the PIR project scope. East Ohio requested that the Ohio Commission reauthorize the PIR program for a five-year period effective upon approval of its application.

In March 2011, the Ohio Commission approved East Ohio’s annual update of the PIPP Rider, which reflected the elimination of accumulated arrearages and projected deferred program costs of approximately $112 million for the 12-month period from April 2011 to March 2012.

Note 13. Variable Interest Entities

As discussed in Note 16 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power's knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power's determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power's contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.5 billion as of March 31, 2011. Virginia Power paid $53 million and $54 million for electric capacity and $39 million and $41 million for electric energy to these entities in the three months ended March 31, 2011 and 2010, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $93 million and $141 million for the three months ended March 31, 2011 and 2010, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

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

At March 31, 2011, Dominion’s commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Three-year joint revolving credit facility(1)	$3,000	$848	$1	$2,151
Three-year joint revolving credit facility(2)	500	—	112	388

Total	$3,500	$848	$113	$2,539

(1)	This credit facility was entered into in September 2010 and terminates in September 2013. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility was entered into in September 2010 and terminates in September 2013. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power’s short-term financing is supported by two three-year joint revolving credit facilities with Dominion. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

At March 31, 2011, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Three-year joint revolving credit facility(1)	$1,000	$582	$1	$417
Three-year joint revolving credit facility(2)	250	—	87	163

Total	$1,250	$582	$88	$580

(1)	This credit facility was entered into in September 2010 and terminates in September 2013. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s applicable sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	This credit facility was entered into in September 2010 and terminates in September 2013. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s applicable sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments disclosed above, Virginia Power also has a three-year $120 million credit facility that was entered into in September 2010. The facility, which terminates in September 2013, supports certain tax-exempt financings of Virginia Power.

Long-term Debt

In March 2011, Dominion issued $500 million of 4.45% senior notes that mature in 2021 and $400 million of 1.80% senior notes that mature in 2014. The proceeds were used for general corporate purposes including the repayment of short-term debt.

In December 2010 and September 2009, Virginia Power borrowed $100 million and $60 million, respectively, in connection with the $160 million Industrial Development Authority of Wise County Solid Waste and Sewage Disposal Revenue Bonds, Series 2009 A, which mature in 2040. Due to unfavorable market conditions, Virginia Power acquired the bonds upon issuance with the intention of remarketing them to third parties at a later time. In March 2011, the bonds were remarketed to a third party and bear interest at a variable rate for the first five years, after which they will bear interest at a market rate to be determined at that time, using a remarketing process. The proceeds will be used to finance certain qualifying facilities at the Virginia City Hybrid Energy Center. These bonds had not been remarketed and thus were not reflected on the Consolidated Balance Sheet at December 31, 2010.

Convertible Securities

At March 31, 2011, Dominion had $202 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of March 31, 2011, the conversion rate has been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 28.6128 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $34.95.

As of December 31, 2010, the closing price of Dominion’s common stock was not equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days; therefore, the senior notes were not eligible for conversion during the first quarter of 2011. As of March 31, 2011, the closing price of Dominion’s common stock was equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days; therefore, the senior notes are eligible for conversion during the second quarter of 2011.

Issuance of Common Stock

Dominion maintains Dominion Direct® and a number of employee savings plans through which employer and employee contributions may be invested in the Company's common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans by employees and the Company.

Since February 2010, Dominion Direct® and the Dominion employee savings plans have been purchasing Dominion common stock on the open market with the proceeds received through these programs, rather than having additional new common shares issued.

During the three months ended March 31, 2011, Dominion issued 513,286 shares of common stock and received cash proceeds of $17 million through the exercise of employee stock options.

Repurchase of Common Stock

Dominion expects to repurchase between $600 million and $700 million of common stock with cash tax savings resulting from the extension of the bonus depreciation allowance, which is discussed in Note 6 to the Consolidated Financial Statements in Dominion's and Virginia Power's Annual Report on Form 10-K for the year ended December 31, 2010. In the first quarter of 2011, Dominion repurchased over 6 million shares of common stock for approximately $274 million on the open market under this program, at an average price of $45.30 per share. Dominion plans to continue the repurchases over the remainder of the year.

Note 15. Commitments and Contingencies

Other than the following matters, there have been no significant developments regarding the commitments and contingencies disclosed in Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010.

Guarantees

Dominion

At March 31, 2011, Dominion had issued $128 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of March 31, 2011, Dominion’s exposure under these guarantees was $52 million, primarily related to certain reserve requirements associated with non-recourse financing.

Dominion also enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third parties. To the extent that a liability subject to a guarantee has been incurred by one of Dominion's consolidated subsidiaries, that liability is included in its Consolidated Financial Statements. Dominion is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Terms of the guarantees typically end once obligations have been paid. Dominion currently believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries' obligations.

At March 31, 2011, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$126	$126
Commodity transactions(3)	3,099	352
Lease obligation for power generation facility(4)	757	757
Nuclear obligations(5)	231	66
Other(6)	502	108

Total	$4,715	$1,409

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of March 31, 2011 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantee of a DEI subsidiary’s leasing obligation for Fairless.
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

(6)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries' obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Virginia Power

As of March 31, 2011, Virginia Power had issued $16 million of guarantees primarily to support tax-exempt debt issued through conduits. No significant amounts related to these guarantees have been recorded.

Surety Bonds and Letters of Credit

As of March 31, 2011, Dominion had purchased $118 million of surety bonds, including $39 million at Virginia Power, and authorized the issuance of standby letters of credit by financial institutions of $113 million, including $88 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of the surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Renewable Generation

Virginia Power announced it plans to convert three of its coal power plants to biomass as part of its larger strategy to diversify its portfolio in meeting customer energy needs and adding renewable energy. The power stations expected to be converted to biomass are located in Altavista, Hopewell and Southampton Counties in Virginia and will each provide approximately 50 MW of capacity. If the conversions are approved by local governments, the Virginia Department of Environmental Quality and the Virginia Commission, the power stations could begin burning renewable biomass in 2013.

Potential Kewaunee Divestiture

Dominion continually reviews its portfolio of assets to determine which assets fit strategically and support its objectives to improve return on invested capital and shareholder value. If Dominion identifies assets that do not support its objectives and believes they may be of greater value to another owner, Dominion may consider such assets for divestiture. In connection with this effort, in the first quarter of 2011, Dominion decided to pursue the sale of Kewaunee, a 556 MW nuclear merchant generation facility located in Wisconsin. If these efforts are successful, Dominion may be required to present Kewaunee's assets and liabilities that are subject to sale as held for sale in its Consolidated Balance Sheet and Kewaunee's results of operations in discontinued operations in its Consolidated Statements of Income. Held for sale classification would require that amounts be recorded at the lower of book value or sale price less costs to sell and could result in the recording of an impairment charge. Any sale of Kewaunee would be subject to the approval of Dominion's Board of Directors, as well as applicable state and federal approvals.

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

Dominion’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include trading of energy-related commodities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At March 31, 2011, Dominion’s gross credit exposure totaled $493 million. After the application of collateral, credit exposure is unchanged. Of this amount, investment grade counterparties, including those internally rated, represented 83%. One counterparty exposure represents 9% of Dominion’s total exposure and is a large financial institution rated investment grade.

Virginia Power

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At March 31, 2011, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2011 and December 31, 2010, Dominion would have been required to post an additional $103 million and $88 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $105 million in collateral, including $7 million of letters of credit at March 31, 2011 and $54 million in collateral, including $19 million of letters of credit at December 31, 2010, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2011 and December 31, 2010 was $257 million and $210 million, respectively, which does not include the impact of any offsetting asset positions. See Note 10 for further information about derivative instruments.

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

DRS provides accounting, legal, finance and certain administrative and technical services to Virginia Power. Presented below are significant transactions with DRS and other affiliates:

	Three Months Ended March 31,
	2011	2010
(millions)
Commodity purchases from affiliates	$62	$67
Services provided by affiliates	93	141

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power’s outstanding borrowings, net of repayments, under the Dominion money pool for its nonregulated subsidiaries totaled $58 million and $24 million, as of March 31, 2011 and December 31, 2010, respectively. Virginia Power’s short-term demand note borrowings from Dominion were $79 million as of December 31, 2010. There were no short-term demand note borrowings as of March 31, 2011. Virginia Power’s interest charges related to its borrowings from Dominion were immaterial for the periods ended March 31, 2011 and 2010.

Note 18. Employee Benefit Plans

The components of Dominion’s provision for net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
(millions)
Three Months Ended March 31,
Service cost	$27	$27	$12	$14
Interest cost	64	66	23	25
Expected return on plan assets	(110)	(99)	(20)	(17)
Amortization of prior service cost (credit)	1	1	(3)	(2)
Amortization of net loss	24	15	3	3
Settlements and curtailments(1)	—	84	—	38
Special termination benefits(2)	—	9	—	1

Net periodic benefit cost	$6	$103	$15	$62

(1)	Relates to the sale of Peoples and a workforce reduction program.
(2)	Represents a one-time special termination benefit for certain employees in connection with a workforce reduction program.

Employer Contributions

During the three months ended March 31, 2011, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion expects to contribute approximately $18 million, of which Virginia Power’s portion is expected to be $1 million, to its other postretirement benefit plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2011.

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

In the three months ended March 31, 2011, Dominion reported after-tax net expenses of $62 million for specific items in the Corporate and Other segment, with $54 million of these net expenses attributable to its operating segments. In the three months ended March 31, 2010, Dominion reported after-tax net expenses of $402 million for specific items in the Corporate and Other segment, with $215 million of these net expenses attributable to its operating segments.

The net expenses for specific items in 2011 primarily related to the impact of the following items:

•	A $55 million ($39 million after-tax) impairment charge related to State Line, attributable to Dominion Generation; and

•

A $32 million ($19 million after-tax) loss from the operations of Kewaunee, attributable to Dominion Generation. Kewaunee's results of operations have been reflected in the Corporate and Other segment due to Dominion's decision in the first quarter of 2011 to pursue the sale of Kewaunee.

The net expenses for specific items in 2010 primarily related to the impact of the following items:

•	A $338 million ($206 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:

•	DVP ($67 million after-tax);

•	Dominion Energy ($24 million after-tax); and

•	Dominion Generation ($115 million after-tax); and

•	A $137 million ($149 million after-tax) loss from the discontinued operations of Peoples primarily reflecting a net loss on the sale, attributable to the Corporate and Other segment.

The Corporate and Other Segment of Virginia Power primarily includes certain specific items that are not included in profit measures evaluated by executive management in assessing segment performance or allocating resources among the segments. In the three months ended March 31, 2010, Virginia Power reported after-tax net expenses of $140 million for specific items attributable to its operating segments in the Corporate and Other segment. Virginia Power recorded no expenses in its Corporate and Other segment during the three months ended March 31, 2011.

The net expenses for specific items in 2010 primarily related to the impact of the following:

•	A $202 million ($123 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:

•	DVP ($63 million after-tax); and

•	Dominion Generation ($60 million after-tax).

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended March 31,
2011
Total revenue from external customers	$1,051	$1,863	$834	$36	$273	$4,057
Intersegment revenue	95	70	208	143	(516)	—

Total operating revenue	1,146	1,933	1,042	179	(243)	4,057

Net income (loss) attributable to Dominion	149	298	169	(137)	—	479

2010
Total revenue from external customers	$1,003	$1,978	$850	$40	$297	$4,168
Intersegment revenue	88	102	273	232	(695)	—

Total operating revenue	1,091	2,080	1,123	272	(398)	4,168
Loss from discontinued operations, net of tax	—	—	—	(149)	—	(149)

Net income (loss) attributable to Dominion	114	325	175	(440)	—	174

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31,
2011
Operating revenue	$453	$1,304	$—	$1,757
Net income	113	165	—	278

2010
Operating revenue	$402	$1,337	$—	$1,739
Net income (loss)	93	143	(141)	95

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

Dominion and Virginia Power make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;

•	Extreme weather and geophysical events, including earthquakes, hurricanes, tornadoes, high winds and severe storms, that can cause outages and property damage to facilities;

•	Federal, state and local legislative and regulatory developments;

•

Changes to federal, state and local environmental laws and regulations, including those related to climate change, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•

Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

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

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A. Risk Factors in this report.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2011, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Other

See Note 9 to Dominion’s and Virginia Power’s Consolidated Financial Statements for information on fair value measurements.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2011	2010	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion	$479	$174	$305
Diluted EPS	0.82	0.29	0.53

Overview

First Quarter 2011 vs. 2010

Net income attributable to Dominion increased by $305 million. Favorable drivers include the absence of the following 2010 items:

•	Charges related to a workforce reduction program; and

•	A loss on the sale of Peoples.

Unfavorable drivers include lower margins from merchant generation operations and an impairment charge related to State Line.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	First Quarter
	2011	2010	$ Change
(millions)
Operating revenue	$4,057	$4,168	$(111)
Electric fuel and other energy-related purchases	1,049	1,028	21
Purchased electric capacity	119	108	11
Purchased gas	642	792	(150)

Net revenue	2,247	2,240	7

Other operations and maintenance	861	1,068	(207)
Depreciation, depletion and amortization	262	269	(7)
Other taxes	161	169	(8)
Other income	57	71	(14)
Interest and related charges	227	183	44
Income tax expense	310	295	15
Loss from discontinued operations	—	(149)	149

An analysis of Dominion’s results of operations follows:

First Quarter 2011 vs. 2010

Net revenue increased $7 million, primarily reflecting:

•	An $88 million increase from regulated natural gas distribution operations primarily reflecting increased rider revenue related to low income assistance programs;

•	A $46 million increase from electric utility operations primarily reflecting:

•	The impact of Riders C1 and C2, R, S and T ($47 million); and

•	An increase in ancillary revenues received from PJM ($7 million); partially offset by

•

The net impact ($14 million) of a decrease in sales to retail customers primarily due to a decrease in heating degree days ($45 million) and favorable economic conditions on customer usage and other factors ($31 million);

•	A $28 million increase in retail energy marketing activities primarily due to a decrease in purchased gas expense; and

•

A $15 million increase in producer services primarily related to higher physical margins partially offset by unfavorable price changes on economic hedging positions, all associated with natural gas aggregation, marketing and trading activities.

These increases were partially offset by:

•	A $106 million decrease reflecting the sale of substantially all of Dominion's Appalachian E&P operations in April 2010; and

•

A $66 million decrease from merchant generation operations due to a decrease at certain nuclear generation facilities ($40 million) primarily due to lower realized prices, as well as a decline in margins at certain fossil generation facilities ($26 million) largely due to decreased volumes.

Other operations and maintenance decreased 19%, primarily reflecting:

•	A $338 million net decrease in salaries, wages and benefits primarily due to the absence of charges recorded in 2010 related to a workforce reduction program; and

•	A $21 million decrease due to the absence of a ceiling test impairment charge related to the carrying value of Dominion's E&P properties that were sold in April 2010.

These decreases were partially offset by:

•

An $84 million increase in bad debt expense at regulated natural gas distribution operations, primarily related to low income assistance programs. These expenses are recovered through rates and do not impact net income;

•	A $55 million impairment charge related to State Line; and

•

A $16 million increase in outage costs due to an increase in scheduled outage days at certain merchant generation facilities ($32 million), partially offset by a decrease in scheduled outage days at certain electric utility generation facilities ($16 million). The outage days primarily occurred at nuclear facilities.

Other income decreased 20% primarily due to a decrease in earnings from equity method investments ($16 million) and lower net realized gains (including investment income) on nuclear decommissioning trust funds ($11 million), partially offset by an increase in the equity component of AFUDC as a result of construction and expansion projects ($14 million).

Interest and related charges increased 24% primarily due to the absence of a benefit recorded in 2010 resulting from the discontinuance of hedge accounting for certain interest rate derivatives.

Loss from discontinued operations primarily reflects a loss on the sale of Peoples in February 2010.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
First Quarter	2011	2010	$ Change	2011	2010	$ Change
(millions, except EPS)
DVP	$149	$114	$35	$0.26	$0.19	$0.07
Dominion Generation	298	325	(27)	0.51	0.54	(0.03)
Dominion Energy	169	175	(6)	0.29	0.29	—

Primary operating segments	616	614	2	1.06	1.02	0.04
Corporate and Other	(137)	(440)	303	(0.24)	(0.73)	0.49

Consolidated	$479	$174	$305	$0.82	$0.29	$0.53

DVP

Presented below are selected operating statistics related to DVP’s operations:

	First Quarter
	2011	2010	% Change
Electricity delivered (million MWh)	20.9	21.2	(1)%
Degree days (electric distribution service area):
Cooling(1)	1	—	100
Heating(2)	2,068	2,126	(3)
Average electric distribution customer accounts (thousands)(3)	2,435	2,417	1
Average retail energy marketing customer accounts (thousands)(3)	2,121	1,954	9

(1)	Cooling degree days are units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, and are calculated as the difference between 65 degrees and the average temperature for that day.
(2)	Heating degree days are units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, and are calculated as the difference between 65 degrees and the average temperature for that day.
(3)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	First Quarter 2011 vs. 2010 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(9)	$(0.02)
FERC transmission revenue(1)	26	0.05
Other	7	0.01
Retail energy marketing operations	17	0.03
Storm damage and service restoration – electric distribution operations	6	0.01
Interest expense	(6)	(0.01)
Other	(6)	(0.01)
Share accretion	—	0.01

Change in net income contribution	$35	$0.07

(1)	Primarily reflects an increase in the FERC-based formula rate designed to recover the expected revenue requirement for the current period. Includes the impact of an increase in the equity return of approximately $8 million.

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	First Quarter
	2011	2010	% Change
Electricity supplied (million MWh):
Utility	20.9	21.2	(1)%
Merchant(1)	11.2	12.4	(10)
Degree days (electric utility service area):
Cooling	1	—	100
Heating	2,068	2,126	(3)

(1)	Includes 0.8 in 2011 and 1.2 in 2010 related to Kewaunee.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	First Quarter 2011 vs. 2010 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(38)	$(0.06)
Regulated electric sales:
Weather	(18)	(0.03)
Other	17	0.03
Rate adjustment clause equity return	15	0.03
Kewaunee 2010 earnings(1)	(5)	(0.01)
Other	2	—
Share accretion	—	0.01

Change in net income contribution	$(27)	$(0.03)

(1)	Kewaunee’s 2011 results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision, in the first quarter of 2011, to pursue a sale of the power station.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations.

	First Quarter
	2011	2010	% Change
Gas distribution throughput (bcf):
Sales	16	15	7%
Transportation	110	99	11
Heating degree days (gas distribution service area)	3,143	2,947	7
Average gas distribution customer accounts (thousands)(1):
Sales	259	261	(1)
Transportation	1,053	1,055	—

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	First Quarter 2011 vs. 2010 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
E&P disposed operations	$(14)	$(0.03)
Producer services margin	9	0.02
Other	(1)	—
Share accretion	—	0.01

Change in net income contribution	$(6)	$—

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2011	2010	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(54)	$(215)	$161
Specific items attributable to corporate operations:
Peoples discontinued operations	—	(149)	149
Other	(8)	(38)	30

Total specific items	(62)	(402)	340
Other corporate operations	(75)	(38)	(37)

Total net expense	$(137)	$(440)	$303

EPS impact	$(0.24)	$(0.73)	$0.49

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements for discussion of these items.

Other Corporate Operations

First Quarter 2011 vs. 2010

Net expenses increased $37 million primarily due to the absence of a net benefit resulting from the discontinuance of hedge accounting and subsequent changes in fair value of certain interest rate derivatives during the first quarter of 2010 and lower consolidated state income tax benefits.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2011	2010	$ Change
(millions)
Net income	$278	$95	$183

Overview

First Quarter 2011 vs. 2010

Net income increased by $183 million. The primary driver is the absence of charges related to a workforce reduction program in 2010.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2011	2010	$ Change
(millions)
Operating revenue	$1,757	$1,739	$18
Electric fuel and other energy-related purchases	593	632	(39)
Purchased electric capacity	118	107	11

Net revenue	1,046	1,000	46

Other operations and maintenance	302	519	(217)
Depreciation and amortization	174	163	11
Other taxes	59	64	(5)
Other income	29	14	15
Interest and related charges	92	88	4
Income tax expense	170	85	85

An analysis of Virginia Power’s results of operations follows:

First Quarter 2011 vs. 2010

Net revenue increased 5%, primarily reflecting:

•	The impact from Riders C1 and C2, R, S and T ($47 million); and

•	An increase in ancillary revenues received from PJM ($7 million); partially offset by

•

The net impact ($14 million) of a decrease in sales to retail customers primarily due to a decrease in heating degree days ($45 million) and favorable economic conditions on customer usage and other factors ($31 million).

Other operations and maintenance decreased 42%, primarily reflecting a $216 million net decrease in salaries, wages and benefits including administrative and general costs primarily due to the absence of charges recorded in 2010 related to a workforce reduction program.

Other income increased $15 million, primarily reflecting an increase in the equity component of AFUDC as a result of construction and expansion projects.

Income tax expense increased $85 million, primarily reflecting higher pre-tax income in 2011.

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	First Quarter
	2011	2010	$ Change
(millions)
DVP	$113	$93	$20
Dominion Generation	165	143	22

Primary operating segments	278	236	42
Corporate and Other	—	(141)	141

Consolidated	$278	$95	$183

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	First Quarter
	2011	2010	% Change
Electricity delivered (million MWh)	20.9	21.2	(1)%
Degree days (electric distribution service area):
Cooling	1	—	100
Heating	2,068	2,126	(3)
Average electric distribution customer accounts (thousands)(1)	2,435	2,417	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s DVP segment’s net income contribution:

First Quarter 2011 vs. 2010 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(9)
FERC transmission revenue(1)	26
Other	7
Storm damage and service restoration – electric distribution operations	6
Interest expense	(6)
Other	(4)

Change in net income contribution	$20

(1)	Primarily reflects an increase in the FERC-based formula rate designed to recover the expected revenue requirement for the current period. Includes the impact of an increase in the equity return of approximately $8 million.

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	First Quarter
	2011	2010	% Change
Electricity supplied (million MWh):	20.9	21.2	(1)%
Degree days (electric utility service area):
Cooling	1	—	100
Heating	2,068	2,126	(3)

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s Dominion Generation segment’s net income contribution:

First Quarter 2011 vs. 2010 Increase (Decrease)
(millions)
Rate adjustment clause equity return	$15
Outage costs	10
Regulated electric sales:
Weather	(18)
Other	17
Other	(2)

Change in net income contribution	$22

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

At March 31, 2011, Dominion had $2.5 billion of unused capacity under its credit facilities, including $580 million of unused capacity under joint credit facilities available to Virginia Power.

A summary of Dominion’s cash flows is presented below:

	2011	2010
(millions)
Cash and cash equivalents at January 1	$62	$50
Cash flows provided by (used in):
Operating activities	912	1,650
Investing activities	(752)	(171)
Financing activities	(34)	(1,444)

Net increase in cash and cash equivalents	126	35

Cash and cash equivalents at March 31	$188	$85

A summary of Virginia Power’s cash flows is presented below:

	2011	2010
(millions)
Cash and cash equivalents at January 1	$5	$19
Cash flows provided by (used in):
Operating activities	524	769
Investing activities	(411)	(611)
Financing activities	(38)	(124)

Net increase in cash and cash equivalents	75	34

Cash and cash equivalents at March 31	$80	$53

Operating Cash Flows

Net cash provided by Dominion’s operating activities decreased by $738 million, primarily due to higher margin collateral requirements, lower merchant generation margins, the unfavorable impact of weather and net changes in working capital items.

Net cash provided by Virginia Power’s operating activities decreased by $245 million, primarily due to lower deferred fuel cost recoveries, the unfavorable impact of weather and net changes in other working capital items.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. Virginia Power believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and provide dividends to Dominion.

The Companies’ operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A. Risk Factors in this report.

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of March 31, 2011 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$308	$—	$308
Non-investment grade(2)	7	—	7
No external ratings:
Internally rated—investment grade(3)	103	—	103
Internally rated—non-investment grade(4)	75	—	75

Total	$493	$—	$493

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 30% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 14% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 9% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. At March 31, 2011, Virginia Power's exposure to potential concentrations of credit risk was not considered material.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased by $581 million, primarily reflecting the absence of the proceeds received from the sale of Peoples in February 2010.

Net cash used in Virginia Power’s investing activities decreased by $200 million, primarily due to lower capital expenditures.

Financing Cash Flows and Liquidity

Dominion and Virginia Power rely on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by their operations. As discussed further in Credit Ratings and Debt Covenants in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, the Companies’ ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC and, in the case of Virginia Power, approval by the Virginia Commission.

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

Net cash used in Dominion’s financing activities decreased by $1.4 billion, primarily due to net debt issuances in 2011 compared to net debt repayments in 2010 partially reflecting the use of proceeds from the sale of Peoples.

Net cash used in Virginia Power’s financing activities decreased by $86 million, primarily due to net debt issuances/remarketings in 2011 compared to net debt repayments in 2010.

See Note 14 to the Consolidated Financial Statements for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions, including stock repurchases.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2011, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. As of March 31, 2011, there have been no material changes to debt covenants, nor any events of default under the Companies’ debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2011, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Off-Balance Sheet Arrangements

As of March 31, 2011, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in Dominion’s Annual Report on Form 10-K for the year ended December 31, 2010.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s and Virginia Power’s Consolidated Financial Statements that may impact the Companies’ future results of operations and/or financial condition. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010.

Regulatory Matters

See Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 12 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 15 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

Nuclear Matters

In March 2011, a magnitude 9.0 earthquake and subsequent tsunami caused significant damage at the Fukushima Daiichi nuclear power station in northeast Japan. It is expected that these events will result in significant nuclear safety reviews required by the NRC, industry groups such as INPO and/or international organizations. Like other U.S. nuclear operators, Dominion is currently gathering data to respond to INPO recommendations related to the ability to respond to design-basis and beyond-design-basis events at its stations. Such reviews may impact future operations and/or capital requirements at U.S. nuclear facilities, including those owned by Dominion and Virginia Power.

Allegheny Storage Project

DTI is developing the Allegheny Storage Project, which is expected to provide approximately 7.5 bcf of incremental storage service and associated year-round transportation service to three local distribution companies under 15-year contracts. Storage capacity for the project will be provided from capacity leased from East Ohio and storage pool enhancements at DTI. To provide the 125,000 dekatherms per day of incremental firm transportation service, DTI intends to construct additional compression facilities and upgrade measurement and regulation. The Allegheny Storage Project is expected to be in service in April 2014, subject to FERC approval, which DTI plans to request later in 2011.

Tioga Area Expansion Project

In February 2011, DTI concluded a binding open season for its Tioga Area Expansion Project, which is designed to provide approximately 270,000 dekatherms per day of firm transportation service from supply interconnects in Tioga and Potter Counties in Pennsylvania to DTI's Crayne interconnect with Texas Eastern Transmission, LP in Greene County, Pennsylvania and the Leidy interconnect with Transcontinental Gas Pipe Line Company in Clinton County, Pennsylvania. Two customers have contracted for the service under 15-year terms. Subject to the receipt of regulatory approvals, the project is anticipated to be in service in November 2013.

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

Commodity Price Risk

To manage price risk, Dominion and Virginia Power primarily hold commodity-based financial derivative instruments for non-trading purposes associated with purchases and sales of electricity, natural gas and other energy-related products. As part of its strategy to market energy and to manage related risks, Dominion also holds commodity-based financial derivative instruments for trading purposes.

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

A hypothetical 10% unfavorable change in market prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $202 million and $183 million as of March 31, 2011 and December 31, 2010, respectively. A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Dominion’s commodity-based financial derivative instruments held for trading purposes as of March 31, 2011 or December 31, 2010.

A hypothetical 10% unfavorable change in commodity prices would have resulted in a decrease of approximately $5 million and $3 million in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of March 31, 2011 and December 31, 2010, respectively.

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

Interest Rate Risk

Dominion and Virginia Power manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in annual earnings at March 31, 2011 or December 31, 2010.

Additionally, Dominion and Virginia Power may use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of March 31, 2011, Dominion had $500 million in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would not have resulted in a material change in the fair value of these interest rate derivatives at March 31, 2011. There were none of these interest rate derivatives outstanding at December 31, 2010.

Investment Price Risk

Dominion and Virginia Power are subject to investment price risk due to securities held as investments in decommissioning and rabbi trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in the Consolidated Balance Sheets at fair value.

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $28 million, $58 million and $95 million for the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. For the three months ended March 31, 2011 and 2010 and the year ended December 31, 2010, Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $96 million, $54 million and $182 million, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $8 million, $28 million and $44 million for the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $39 million, $18 million and $67 million for the three months ended March 31, 2011 and 2010 and for the year ended December 31, 2010, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Senior management of each of Dominion and Virginia Power, including Dominion’s and Virginia Power’s CEO and CFO, evaluated the effectiveness of each of their respective Companies’ disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, each of Dominion’s and Virginia Power’s CEO and CFO have concluded that each of their respective Companies’ disclosure controls and procedures are effective.

There were no changes in either Dominion’s or Virginia Power’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, either of the Companies’ internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and Virginia Power are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Companies, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Companies and their subsidiaries are involved in various legal proceedings. Dominion and Virginia Power believe that the ultimate resolution of these proceedings will not have a material adverse effect on their financial position, liquidity or results of operations. See Notes 12 and 15 to the Consolidated Financial Statements and Notes 14 and 23 in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 for discussions on various environmental and other regulatory proceedings to which Dominion and/or Virginia Power are a party which disclosures are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Dominion’s and Virginia Power’s businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, which should be taken into consideration when reviewing the information contained in this report. Other than the risk factor discussed below, there have been no material changes with regard to the risk factors previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

Dominion and Virginia Power have substantial ownership interests in and operate seven nuclear power plants; as a result, each may incur substantial costs and liabilities. Dominion and Virginia Power operate and have an ownership interest in seven nuclear units (four of which are owned and operated by Virginia Power, exclusive of a 11.6% undivided interest held by ODEC in the two North Anna units, and three of which are owned and operated by Dominion, exclusive of a 6.53% undivided interest in Unit 3 of Millstone held by Massachusetts Municipal Wholesale Electric Company and Central Vermont Public Service Corporation). In addition, Virginia Power is exploring the possibility of expanding its nuclear generating capacity to meet future expected baseload generation needs. Dominion’s and Virginia Power’s nuclear facilities are subject to operational, environmental, health and financial risks such as the on-site storage of spent nuclear fuel, the ability to dispose of such spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, limitations on the amounts and types of insurance available, potential operational liabilities and extended outages, the costs of replacement power, the costs of maintenance and the costs of securing the facilities against possible terrorist attacks. Dominion and Virginia Power maintain decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks; however, it is possible that damages could exceed the amount of the Companies’ insurance coverage. If Dominion and Virginia Power are not allowed to recover the additional costs incurred through insurance, or in the case of Virginia Power through regulatory mechanisms, their results of operations could be negatively impacted.

Dominion’s and Virginia Power’s nuclear facilities are also subject to complex government regulation which could negatively impact their results of operations. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generating facilities. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, shut down a nuclear unit, or take some combination of these actions, depending on its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could require Dominion and Virginia Power to make substantial expenditures at their nuclear plants. In addition, although the Companies have no reason to anticipate a serious nuclear incident at their plants, if an incident did occur, it could materially and adversely affect their results of operations and/or financial condition. A major incident at a nuclear facility anywhere in the world, such as the recent nuclear events in Japan, could cause the NRC to adopt increased safety regulations or otherwise limit or restrict the operation or licensing of domestic nuclear units.

Dominion and Virginia Power are subject to complex governmental regulation that could adversely affect their results of operations. Dominion’s and Virginia Power’s operations are subject to extensive federal, state and local regulation and require numerous permits, approvals and certificates from various governmental agencies. These operations are also subject to legislation governing taxation at the federal, state and local level. They must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that their business is conducted in accordance with applicable laws. However, new laws or regulations, the revision or reinterpretation of existing laws or regulations, or penalties imposed for non-compliance with existing laws or regulations may result in substantial expense.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/11-1/31/11	7,804	$42.72	—	32,586,412 shares/ $1.78 billion
2/1/11-2/28/11	526,709	44.53	493,666	32,092,746 shares/ $1.76 billion
3/1/11-3/31/11	5,554,685	45.36	5,552,356	26,540,390 shares/ $1.50 billion
Total	6,089,198	$45.28	6,046,022	26,540,390 shares/ $1.50 billion

(1)	In January, February and March 2011, 7,804 shares, 33,043 shares and 2,329 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted and goal-based stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power
3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, effective March 3, 2011 (filed herewith).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 18, 2010 (Exhibit 3.2, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489; Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture,	X

Exhibit Number	Description	Dominion	Virginia Power
dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K, filed March 7, 2011, File No. 1-8489).

10.1*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated February 18, 2011 (Exhibit 10.22, Form 10-K filed February 28, 2011, File No. 1-8489).	X

10.2*	Dominion Resources, Inc. 2011 Performance Grant Plan under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.1, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

10.3*	Dominion Resources, Inc. Form of Restricted Stock Award Agreement under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.2, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2b	Ratio of earnings to fixed charges and preferred dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^

The following financial statements from Dominion Resources, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on April 29, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

DOMINION RESOURCES, INC. Registrant

April 29, 2011	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting and Controller (Chief Accounting Officer)

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

April 29, 2011	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power
3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, effective March 3, 2011 (filed herewith).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 18, 2010 (Exhibit 3.2, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489; Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture,	X

Exhibit Number	Description	Dominion	Virginia Power
dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K, filed March 7, 2011, File No. 1-8489).

10.1*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated February 18, 2011 (Exhibit 10.22, Form 10-K filed February 28, 2011, File No. 1-8489).	X

10.2*	Dominion Resources, Inc. 2011 Performance Grant Plan under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.1, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

10.3*	Dominion Resources, Inc. Form of Restricted Stock Award Agreement under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.2, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2b	Ratio of earnings to fixed charges and preferred dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^

The following financial statements from Dominion Resources, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on April 29, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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