Form 10-Q
period 2011-06-30
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2011-07-29
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At June 30, 2011, the latest practicable date for determination, Dominion Resources, Inc. had 569,208,521 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representations as to the information relating to Dominion Resources, Inc.’s other operations.

COMBINED INDEX

Page Number

	Glossary of Terms	PAGE 3

PART I. Financial Information

Item 1.	Financial Statements	PAGE 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	PAGE 44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	PAGE 60
Item 4.	Controls and Procedures	PAGE 61

PART II. Other Information

Item 1.	Legal Proceedings	PAGE 61
Item 1A.	Risk Factors	PAGE 62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	PAGE 62
Item 6.	Exhibits	PAGE 63

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2009 Base Rate Review	Order entered by the Virginia Commission in January 2009, pursuant to the Regulation Act, initiating reviews of the base rates and terms and conditions of all investor-owned utilities in Virginia
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA
bcf	Billion cubic feet
Bear Garden	A 580 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia
BP	BP Wind Energy North America Inc.
Brayton Point	Brayton Point power station
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
Carson-to-Suffolk line	An approximately 60-mile 500-kilovolt transmission line in southeastern Virginia
CATR	Clean Air Transport Rule
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, commonly known as Superfund
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
Companies	Dominion and Virginia Power, collectively
CONSOL	CONSOL Energy, Inc.
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Cove Point	Dominion Cove Point LNG, LP
CSAPR	Cross State Air Pollution Rule
CWA	Clean Water Act
DEI	Dominion Energy, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	Department of Energy
Dominion

The legal entity, Dominion Resources, Inc., one or more of Dominion Resources, Inc.’s consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Direct®	A dividend reinvestment and open enrollment direct stock purchase plan
DRS	Dominion Resources Services, Inc.
DTI	Dominion Transmission, Inc.
DVP	Dominion Virginia Power operating segment
East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio
E&P	Exploration & production
EPA	Environmental Protection Agency
EPS	Earnings per share

Abbreviation or Acronym	Definition
Fairless	Fairless power station
FERC	Federal Energy Regulatory Commission
Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP Alternative Energy, Inc. in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
INPO	Institute of Nuclear Power Operations
ISO	Independent system operator
Kewaunee	Kewaunee nuclear power station
Kincaid	Kincaid power station
kWh	Kilowatt-hour
LNG	Liquefied natural gas
Local 310	International Union of Operating Engineers, Local 310
MACT	Maximum Achievable Control Technology
Mcf	Thousand cubic feet
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Meadow Brook-to-Loudoun line	An approximately 270-mile 500-kilovolt transmission line that begins in southwestern Pennsylvania, crosses West Virginia, and terminates in northern Virginia
Medicare Act	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
Medicare Part D	Prescription drug benefit introduced in the Medicare Act
MGD	Million gallons a day
Millstone	Millstone nuclear power station
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour
NedPower	A wind-turbine facility joint venture between Dominion and Shell WindEnergy Inc. in Grant County, West Virginia
NGLs	Natural gas liquids
NHSM	Non-hazardous secondary material
North Anna	North Anna nuclear power station
NOX	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
Ohio Commission	Public Utilities Commission of Ohio
OPEB	Other Postretirement Employee Benefits
Peoples	The Peoples Natural Gas Company
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio

Abbreviation or Acronym	Definition
PJM	PJM Interconnection, LLC
PNG Companies LLC	An indirect subsidiary of SteelRiver Infrastructure Fund North America
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act

Rider B	A rate adjustment clause associated with the recovery of costs related to the proposed conversion of three of Virginia Power’s coal-fired power stations to biomass
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider T	A rate adjustment clause associated with the recovery of certain electric transmission-related expenditures
Rider W	A rate adjustment clause associated with the recovery of costs related to the proposed Warren County, Virginia power station
ROE	Return on equity
RTO	Regional transmission organization
Salem Harbor	Salem Harbor power station
SEC	Securities and Exchange Commission
SELC	Southern Environmental Law Center
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
State Line	State Line power station
Surry	Surry nuclear power station
U.S.	United States of America
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 585 MW baseload carbon-capture compatible, clean coal powered electric generation facility under construction in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries
Virginia Settlement Approval Order	Order issued by the Virginia Commission in March 2010 concluding Virginia Power’s 2009 Base Rate Review
VPDES	Virginia Pollutant Discharge Elimination System
VSWCB	Virginia State Water Control Board

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions, except per share amounts)
Operating Revenue	$3,341	$3,333	$7,398	$7,501

Operating Expenses
Electric fuel and other energy-related purchases	978	956	2,027	1,984
Purchased electric capacity	116	109	235	217
Purchased gas	365	391	1,007	1,183
Other operations and maintenance	777	853	1,638	1,921
Depreciation, depletion and amortization	255	262	517	531
Other taxes	125	119	286	288

Total operating expenses	2,616	2,690	5,710	6,124
Gain on sale of Appalachian E&P operations	—	2,467	—	2,467

Income from operations	725	3,110	1,688	3,844

Other income (loss)	39	(25)	96	46
Interest and related charges	216	188	443	371

Income from continuing operations including noncontrolling interests before income tax expense	548	2,897	1,341	3,519
Income tax expense	208	1,134	518	1,429

Income from continuing operations including noncontrolling interests	340	1,763	823	2,090
Income (loss) from discontinued operations(1)	—	2	—	(147)

Net Income Including Noncontrolling Interests	340	1,765	823	1,943
Noncontrolling Interests	4	4	8	8

Net Income Attributable to Dominion	$336	$1,761	$815	$1,935

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$336	$1,759	$815	$2,082
Income (loss) from discontinued operations, net of tax	—	2	—	(147)

Net income attributable to Dominion	$336	$1,761	$815	$1,935

Earnings Per Common Share – Basic
Income from continuing operations	$0.59	$2.98	$1.41	$3.50
Loss from discontinued operations	—	—	—	(0.25)

Net income attributable to Dominion	$0.59	$2.98	$1.41	$3.25

Earnings Per Common Share – Diluted
Income from continuing operations	$0.58	$2.98	$1.41	$3.50
Loss from discontinued operations	—	—	—	(0.25)

Net income attributable to Dominion	$0.58	$2.98	$1.41	$3.25

Dividends declared per common share	$0.4925	$0.4575	$0.9850	$0.9150

(1)	Includes income tax expense of $1 million and $13 million for the three and six months ended June 30, 2010, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$80	$62
Customer receivables (less allowance for doubtful accounts of $28 and $26)	1,695	2,158
Other receivables (less allowance for doubtful accounts of $10 and $9)	303	88
Inventories	1,194	1,163
Derivative assets	476	739
Other	1,214	1,190

Total current assets	4,962	5,400

Investments
Nuclear decommissioning trust funds	3,040	2,897
Investment in equity method affiliates	560	571
Restricted cash equivalents	301	400
Other	293	283

Total investments	4,194	4,151

Property, Plant and Equipment
Property, plant and equipment	41,163	39,855
Accumulated depreciation, depletion and amortization	(13,512)	(13,142)

Total property, plant and equipment, net	27,651	26,713

Deferred Charges and Other Assets
Goodwill	3,141	3,141
Regulatory assets	1,473	1,446
Other	1,990	1,966

Total deferred charges and other assets	6,604	6,553

Total assets	$43,411	$42,817

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2011	December 31, 2010(1)
(millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year	$813	$497
Short-term debt	1,786	1,386
Accounts payable	1,125	1,562
Accrued interest, payroll and taxes	582	849
Other	1,208	1,479

Total current liabilities	5,514	5,773

Long-Term Debt
Long-term debt	14,765	14,023
Junior subordinated notes payable to affiliates	268	268
Enhanced junior subordinated notes	1,467	1,467

Total long-term debt	16,500	15,758

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,081	4,708
Asset retirement obligations	1,633	1,577
Regulatory liabilities	1,421	1,392
Other	1,325	1,355

Total deferred credits and other liabilities	9,460	9,032

Total liabilities	31,474	30,563

Commitments and Contingencies (see Note 15)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholders’ Equity

Common stock – no par(2)	5,150	5,715
Other paid-in capital	194	194
Retained earnings	6,665	6,418
Accumulated other comprehensive loss	(329)	(330)

Total common shareholders’ equity	11,680	11,997

Total liabilities and shareholders’ equity	$43,411	$42,817

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 569 million and 581 million shares outstanding at June 30, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30,	2011	2010
(millions)
Operating Activities
Net income including noncontrolling interests	$823	$1,943
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Gain from sale of Appalachian E&P operations	—	(2,467)
Loss from sale of Peoples	—	113
Charges related to workforce reduction program	—	288
Impairment of merchant generation facility	55	163
Depreciation, depletion and amortization (including nuclear fuel)	627	629
Deferred income taxes and investment tax credits	454	(210)
Contribution to employee pension plans	—	(250)
Rate refunds	(45)	(203)
Other adjustments	(135)	7
Changes in:
Accounts receivable	276	312
Inventories	(31)	91
Deferred fuel and purchased gas costs	(90)	(46)
Prepayments	(10)	299
Accounts payable	(394)	(131)
Accrued interest, payroll and taxes	(267)	791
Margin deposit assets and liabilities	(142)	5
Other operating assets and liabilities	166	72

Net cash provided by operating activities	1,287	1,406

Investing Activities
Plant construction and other property additions	(1,635)	(1,654)
Proceeds from the sale of Appalachian E&P operations	—	3,450
Proceeds from the sale of Peoples	—	741
Proceeds from sale of securities	938	1,140
Purchases of securities	(983)	(2,064)
Restricted cash equivalents	99	—
Other	46	48

Net cash provided by (used in) investing activities	(1,535)	1,661

Financing Activities
Issuance (repayment) of short-term debt, net	401	(1,295)
Issuance and remarketing of long-term debt	1,060	—
Repayment of long-term debt	(38)	(411)
Issuance of common stock	32	48
Repurchase of common stock	(601)	(500)
Common dividend payments	(568)	(544)
Subsidiary preferred dividend payments	(8)	(8)
Other	(12)	4

Net cash provided by (used in) financing activities	266	(2,706)

Increase in cash and cash equivalents	18	361
Cash and cash equivalents at beginning of period	62	50

Cash and cash equivalents at end of period	$80	$411

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$197	$215

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions)
Operating Revenue	$1,757	$1,711	$3,514	$3,450

Operating Expenses
Electric fuel and other energy-related purchases	583	589	1,176	1,221
Purchased electric capacity	116	108	234	215
Other operations and maintenance:
Affiliated suppliers	77	88	150	208
Other	279	229	508	628
Depreciation and amortization	175	165	349	328
Other taxes	56	53	115	117

Total operating expenses	1,286	1,232	2,532	2,717

Income from operations	471	479	982	733

Other income	10	28	39	42
Interest and related charges	84	83	176	171

Income before income tax expense	397	424	845	604
Income tax expense	156	157	326	242

Net Income	241	267	519	362
Preferred dividends	4	4	8	8

Balance available for common stock	$237	$263	$511	$354

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$53	$5
Customer receivables (less allowance for doubtful accounts of $10 and $11)	887	905
Other receivables (less allowance for doubtful accounts of $7 and $6)	186	54
Inventories (average cost method)	689	597
Prepayments	47	65
Other	380	355

Total current assets	2,242	1,981

Investments
Nuclear decommissioning trust funds	1,379	1,319
Restricted cash equivalents	106	169
Other	4	4

Total investments	1,489	1,492

Property, Plant and Equipment
Property, plant and equipment	28,490	27,607
Accumulated depreciation and amortization	(9,941)	(9,712)

Total property, plant and equipment, net	18,549	17,895

Deferred Charges and Other Assets
Intangible assets	217	212
Regulatory assets	444	370
Other	219	312

Total deferred charges and other assets	880	894

Total assets	$23,160	$22,262

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2011	December 31, 2010(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$15	$15
Short-term debt	933	600
Accounts payable	410	499
Payables to affiliates	78	76
Affiliated current borrowings	58	103
Accrued interest, payroll and taxes	201	214
Other	527	571

Total current liabilities	2,222	2,078

Long-Term Debt	6,854	6,702

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	2,958	2,672
Asset retirement obligations	697	669
Regulatory liabilities	1,199	1,174
Other	201	203

Total deferred credits and other liabilities	5,055	4,718

Total liabilities	14,131	13,498

Commitments and Contingencies (see Note 15)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock – no par(2)	5,738	5,738
Other paid-in capital	1,111	1,111
Retained earnings	1,897	1,634
Accumulated other comprehensive income	26	24

Total common shareholder’s equity	8,772	8,507

Total liabilities and shareholder’s equity	$23,160	$22,262

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.
(2)	500,000 shares and 300,000 shares authorized at June 30, 2011 and December 31, 2010, respectively; 274,723 shares outstanding at both June 30, 2011 and December 31, 2010.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2011	2010
(millions)
Operating Activities
Net income	$519	$362
Adjustments to reconcile net income to net cash provided by operating activities:
Charges related to workforce reduction program	—	114
Depreciation and amortization (including nuclear fuel)	410	383
Deferred income taxes and investment tax credits	328	129
Rate refunds	(45)	(203)
Other adjustments	(55)	(29)
Changes in:
Accounts receivable	(114)	28
Affiliated accounts receivable and payable	2	18
Inventories	(92)	23
Deferred fuel expenses	(105)	(51)
Accounts payable	(57)	20
Accrued interest, payroll and taxes	(15)	(24)
Prepayments	19	(119)
Other operating assets and liabilities	42	(92)

Net cash provided by operating activities	837	559

Investing Activities
Plant construction and other property additions	(898)	(1,041)
Purchases of nuclear fuel	(118)	(63)
Purchases of securities	(616)	(724)
Proceeds from sales of securities	596	711
Restricted cash equivalents	63	—
Other	—	5

Net cash used in investing activities	(973)	(1,112)

Financing Activities
Issuance (repayment) of short-term debt, net	333	(442)
Issuance (repayment) of affiliated current borrowings, net	(44)	1,194
Remarketing of long-term debt	160	—
Repayment of long-term debt	(8)	(9)
Common dividend payments	(249)	(189)
Preferred dividend payments	(8)	(8)
Other	—	3

Net cash provided by financing activities	184	549

Increase (decrease) in cash and cash equivalents	48	(4)
Cash and cash equivalents at beginning of period	5	19

Cash and cash equivalents at end of period	$53	$15

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$104	$160
Settlement of debt and issuance of common stock to Dominion	—	433

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and their Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of June 30, 2011, their results of operations for the three and six months ended June 30, 2011 and 2010 and their cash flows for the six months ended June 30, 2011 and 2010. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The results of operations for Dominion's Appalachian E&P business are not reported as discontinued operations in the Consolidated Statements of Income since Dominion did not sell its entire U.S. cost pool.

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

The following table presents selected information regarding the results of operations of Peoples, which are reported as discontinued operations in Dominion's Consolidated Statements of Income:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
(millions)
Operating revenue	$—	$67
Income (loss) before income taxes	3	(134)

Note 4. Ceiling Test

Dominion follows the full cost method of accounting for its gas and oil E&P activities, which subjects capitalized costs to a quarterly ceiling test using hedge-adjusted prices. Due to the April 2010 sale of substantially all of its Appalachian E&P operations, as of June 30, 2011, Dominion no longer has any significant gas and oil properties subject to the ceiling test calculation.

At March 31, 2010, Dominion recorded a ceiling test impairment charge of $21 million ($13 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income primarily due to a decline in hedge-adjusted prices reflecting the discontinuance of hedge accounting for certain cash flow hedges, as discussed in Note 3.

Note 5. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions)
Dominion
Electric sales:
Regulated	$1,728	$1,688	$3,458	$3,405
Nonregulated	794	840	1,735	1,785
Gas sales:
Regulated	44	39	183	184
Nonregulated	337	345	939	1,127
Gas transportation and storage	322	316	860	781
Other	116	105	223	219

Total operating revenue	$3,341	$3,333	$7,398	$7,501

Virginia Power
Regulated electric sales	$1,728	$1,688	$3,458	$3,405
Other	29	23	56	45

Total operating revenue	$1,757	$1,711	$3,514	$3,450

Note 6. Income Taxes

Continuing Operations

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Six Months Ended June 30,	2011	2010	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.7	4.5	3.9	3.9
Legislative changes	—	1.6	—	2.6
Other, net	(0.1)	(0.5)	(0.3)	(1.4)

Effective tax rate	38.6%	40.6%	38.6%	40.1%

Dominion’s and Virginia Power’s effective tax rates in 2010 reflect the reduction of deferred tax assets resulting from the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 which eliminated the employer’s deduction, beginning in 2013, for that portion of its retiree prescription drug coverage cost that is being reimbursed by the Medicare Part D subsidy. In addition, Dominion’s effective tax rate in 2010 reflects higher state income taxes due to the sale of its Appalachian E&P operations.

During the quarter ended June 30, 2011, the Companies’ unrecognized tax benefits decreased $26 million to reflect resolution of several issues with tax authorities, including a recent Internal Revenue Service decision not to appeal rulings by the U.S. Tax Court in favor of two other taxpayers that street lighting assets are depreciable for tax purposes over seven years. See Note 6 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of the Companies’ unrecognized tax benefits, including possible changes that could reasonably occur during the next twelve months.

Discontinued Operations

Income tax expense in 2010 for Dominion’s discontinued operations primarily reflects the impact of goodwill written off in the sale of Peoples that is not deductible for tax purposes and the reversal of deferred taxes for which the benefit was offset by the reversal of income tax-related regulatory assets.

Note 7. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions, except EPS)
Net income attributable to Dominion	$336	$1,761	$815	$1,935

Average shares of common stock outstanding – Basic	573.4	590.4	576.6	595.1
Net effect of potentially dilutive securities(1)	1.8	1.0	1.3	1.0

Average shares of common stock outstanding – Diluted	575.2	591.4	577.9	596.1
Earnings Per Common Share – Basic	$0.59	$2.98	$1.41	$3.25
Earnings Per Common Share – Diluted	$0.58	$2.98	$1.41	$3.25

(1)	Potentially dilutive securities consist of options, goal-based stock and contingently convertible senior notes.

There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three and six months ended June 30, 2011 and 2010.

Note 8. Comprehensive Income

The following table presents Dominion’s total comprehensive income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011		2010
(millions)
Net income including noncontrolling interests	$340	$1,765		$823		$1,943
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(6)	(111	)(1)	(78	)(2)	(5)
Other, net of tax	4	(48	)(3)	79	(4)	16

Other comprehensive income (loss)	(2)	(159)		1		11

Comprehensive income including noncontrolling interests	338	1,606		824		1,954
Noncontrolling interests	4	4		8		8

Total comprehensive income attributable to Dominion	$334	$1,602		$816		$1,946

(1)	Reflects the impact of changes in commodity prices and the reclassification of gains related to interest rate derivatives to earnings.
(2)	Primarily reflects an increase in commodity prices.
(3)	Primarily represents a net reduction in unrealized gains on investments held in nuclear decommissioning trusts.
(4)	Primarily reflects a net increase in unrealized gains on investments held in nuclear decommissioning trusts and changes in net unrecognized amounts related to pension and OPEB.

The following table presents Virginia Power’s total comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions)
Net income	$241	$267	$519	$362
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	—	(3)	(1)	(8)
Other, net of tax	—	(6)	3	(4)

Other comprehensive income (loss)	—	(9)	2	(12)

Total comprehensive income	$241	$258	$521	$350

Note 9. Fair Value Measurements

Dominion’s and Virginia Power’s fair value measurements are made in accordance with the policies discussed in Note 7 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2010. See Note 10 in this report for further information about their derivatives and hedge accounting activities.

At June 30, 2011, Dominion’s and Virginia Power’s net balance of commodity derivatives categorized as Level 3 fair value measurements was a net liability of $122 million and $18 million, respectively. A hypothetical 10% increase in commodity prices would increase Dominion’s and Virginia Power’s Level 3 net liability by $112 million and $11 million, respectively, while a hypothetical 10% decrease in commodity prices would decrease Dominion’s and Virginia Power’s Level 3 net liability by $113 million and $11 million, respectively.

Non-recurring Fair Value Measurements

During March 2011, Dominion determined that it was unlikely that State Line would participate in the May 2011 PJM capacity base residual auction that would commit State Line’s capacity from June 2014 through May 2015. This determination reflected an expectation that margins for coal-fired generation will remain compressed in the 2014 and 2015 period in combination with the expectation that State Line may be impacted during the same time period by environmental regulations that would likely require significant capital expenditures. As a result, Dominion evaluated State Line for impairment since it was more likely than not that State Line would be retired before the end of its previously estimated useful life. As a result of this evaluation, Dominion recorded an impairment charge of $55 million ($39 million after-tax) reflected in other operations and maintenance expense in its Consolidated Statement of Income, to write down State Line’s long-lived assets to their estimated fair value of less than $1 million. As management was not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion used the income approach (discounted cash flows) to estimate the fair value of State Line’s long-lived assets. This was considered a Level 3 fair value measurement due to the use of significant unobservable inputs including estimates of future power and other commodity prices.

In June 2010, Dominion evaluated State Line for impairment due to the station’s relatively low level of profitability combined with the EPA’s issuance of a new stringent 1-hour primary National Ambient Air Quality Standard for SO2 that would likely require significant environmental capital expenditures in the future. As a result of this evaluation, Dominion recorded an impairment charge of $163 million ($95 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income, to write down State Line’s long-lived assets to their estimated fair value of $59 million. As management was not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion relied on the income approach (discounted cash flows) to estimate the fair value of State Line’s long-lived assets. This was considered a Level 3 fair value measurement due to the use of significant unobservable inputs including estimates of future power and other commodity prices.

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2011
Assets
Derivatives:
Commodity	$37	$469	$82	$588
Interest rate	—	85	—	85
Investments(1):
Equity securities:
U.S.:
Large cap	1,819	—	—	1,819
Other	58	—	—	58
Non-U.S.:
Large cap	12	—	—	12
Fixed Income:
Corporate debt instruments	—	291	—	291
U.S. Treasury securities and agency debentures	348	164	—	512
State and municipal	—	268	—	268
Other	—	22	—	22
Cash equivalents and other	—	70	—	70
Restricted cash equivalents	—	301	—	301

Total assets	$2,274	$1,670	$82	$4,026

Liabilities
Derivatives:
Commodity	$9	$529	$204	$742
Interest Rate	—	34	—	34

Total liabilities	$9	$563	$204	$776

At December 31, 2010
Assets
Derivatives:
Commodity	$62	$734	$47	$843
Interest rate	—	54	—	54
Investments(1):
Equity securities:
U.S.:
Large cap	1,709	—	—	1,709
Other	56	—	—	56
Non-U.S.:
Large cap	12	—	—	12
Fixed Income:
Corporate debt instruments	—	327	—	327
U.S. Treasury securities and agency debentures	228	165	—	393
State and municipal	—	286	—	286
Other	—	19	—	19
Cash equivalents and other	25	97	—	122
Restricted cash equivalents	—	400	—	400

Total assets	$2,092	$2,082	$47	$4,221

Liabilities
Derivatives:
Commodity	$12	$716	$97	$825
Interest rate	—	5	—	5

Total liabilities	$12	$721	$97	$830

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s net derivative assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions)
Beginning balance	$(163)	$(60)	$(50)	$(66)
Total realized and unrealized gains (losses):
Included in earnings	(22)	12	(8)	13
Included in other comprehensive income (loss)	35	61	(59)	85
Included in regulatory assets/liabilities	(11)	19	(32)	14
Settlements	39	(3)	23	(18)
Transfers out of Level 3	—	3	4	4

Ending balance	$(122)	$32	$(122)	$32

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$27	$3	$31	$(11)

The following table presents Dominion’s gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy-related purchases	Purchased gas	Total
(millions)
Three Months Ended June 30, 2011
Total gains (losses) included in earnings	$2	$(24)	$—	$(22)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	27	—	—	27

Three Months Ended June 30, 2010
Total gains (losses) included in earnings	$6	$6	$—	$12
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	3	—	—	3

Six Months Ended June 30, 2011
Total gains (losses) included in earnings	$—	$(8)	$—	$(8)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	31	—	—	31

Six Months Ended June 30, 2010
Total gains (losses) included in earnings	$(10)	$26	$(3)	$13
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(9)	—	(2)	(11)

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2011
Assets
Derivatives:
Commodity	$—	$1	$5	$6
Interest rate	—	2	—	2
Investments(1):
Equity securities:
U.S.:
Large cap	718	—	—	718
Other	26	—	—	26
Fixed income:
Corporate debt instruments	—	175	—	175
U.S. Treasury securities and agency debentures	170	65	—	235
State and municipal	—	78	—	78
Other	—	17	—	17
Cash equivalents and other	—	48	—	48
Restricted cash equivalents	—	106	—	106

Total assets	$914	$492	$5	$1,411

Liabilities
Derivatives:
Commodity	$—	$5	$23	$28

Total liabilities	$—	$5	$23	$28

At December 31, 2010
Assets
Derivatives:
Commodity	$—	$12	$15	$27
Investments(1):
Equity securities:
U.S.:
Large cap	676	—	—	676
Other	25	—	—	25
Fixed Income:
Corporate debt instruments	—	215	—	215
U.S. Treasury securities and agency debentures	80	63	—	143
State and municipal	—	102	—	102
Other	—	15	—	15
Cash equivalents and other	10	61	—	71
Restricted cash equivalents	—	169	—	169

Total assets	$791	$637	$15	$1,443

Liabilities
Derivatives:
Commodity	$—	$5	$1	$6

Total liabilities	$—	$5	$1	$6

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions)
Beginning balance	$(7)	$(15)	$14	$(10)
Total realized and unrealized gains (losses):
Included in earnings	(24)	6	(8)	26
Included in regulatory assets/liabilities	(11)	20	(32)	15
Settlements	24	(6)	8	(26)

Ending balance	$(18)	$5	$(18)	$5

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2011 and 2010.

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

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$15,578	$17,323	$14,520	$16,112
Junior subordinated notes payable to affiliates	268	275	268	261
Enhanced junior subordinated notes	1,467	1,576	1,467	1,560
Subsidiary preferred stock(3)	257	264	257	249

Virginia Power
Long-term debt, including securities due within one year(2)	$6,869	$7,782	$6,717	$7,489
Preferred stock(3)	257	264	257	249

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At June 30, 2011 and December 31, 2010, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $81 million and $49 million, respectively.
(3)	Includes issuance expenses of $2 million at June 30, 2011 and December 31, 2010.

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

The following table presents the volume of Dominion’s derivative activity as of June 30, 2011. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting deals, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	245	60
Basis	1,019	458
Electricity (MWh):
Fixed price(1)	19,363,209	24,512,834
FTRs	108,707,777	1,074,048
Capacity (MW)	201,416	297,985
Liquids (gallons)(2)	143,136,000	300,006,000
Interest rate	$600,000,000	$3,100,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

For the three and six months ended June 30, 2011 and 2010, gains or losses on hedging instruments determined to be ineffective were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices and were not material for the three and six months ended June 30, 2011 and 2010.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at June 30, 2011:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(14)	$(5)	42 months
Electricity	42	30	54 months
NGLs	(75)	(32)	42 months
Other	6	2	47 months
Interest rate	14	(6)	378 months

Total	$(27)	$(11)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices and interest rates.

The sale of the majority of Dominion’s remaining E&P operations during 2010 resulted in the discontinuance of hedge accounting for certain cash flow hedges, as discussed in Note 3.

In addition, changes to Dominion’s financing needs during the first and second quarters of 2010 resulted in the discontinuance of hedge accounting for certain cash flow hedges, since it became probable that forecasted interest payments would not occur. In connection with the discontinuance of hedge accounting for these contracts, Dominion recognized a benefit recorded to interest and related charges reflecting the reclassification of gains from AOCI to earnings of $70 million ($43 million after-tax) in the three months ended June 30, 2010 and $110 million ($67 million after-tax) in the six months ended June 30, 2010. The reclassification of gains from AOCI to earnings was partially offset by subsequent changes in fair value of $37 million ($23 million after-tax) for the three and six months ended June 30, 2010.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
June 30, 2011
ASSETS
Current Assets
Commodity	$163	$273	$436
Interest rate	40	—	40

Total current derivative assets	203	273	476

Noncurrent Assets
Commodity	82	70	152
Interest rate	45	—	45

Total noncurrent derivative assets(1)	127	70	197

Total derivative assets	$330	$343	$673

LIABILITIES
Current Liabilities
Commodity	$172	$344	$516
Interest rate	27	—	27

Total current derivative liabilities(2)	199	344	543

Noncurrent Liabilities
Commodity	146	80	226
Interest rate	7	—	7

Total noncurrent derivative liabilities(3)	153	80	233

Total derivative liabilities	$352	$424	$776

December 31, 2010
ASSETS
Current Assets
Commodity	$291	$425	$716
Interest rate	23	—	23

Total current derivative assets	314	425	739

Noncurrent Assets
Commodity	44	83	127
Interest rate	31	—	31

Total noncurrent derivative assets(1)	75	83	158

Total derivative assets	$389	$508	$897

LIABILITIES
Current Liabilities
Commodity	$178	$455	$633

Total current derivative liabilities(2)	178	455	633

Noncurrent Liabilities
Commodity	86	106	192
Interest rate	5	—	5

Total noncurrent derivative liabilities(3)	91	106	197

Total derivative liabilities	$269	$561	$830

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives - Effective Portion(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Three Months Ended June 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$32
Purchased gas		(7)
Electric fuel and other energy-related purchases		1
Purchased electric capacity		1

Total commodity	$49	27	$(4)

Interest rate(3)	(31)	—	1

Total	$18	$27	$(3)

Three Months Ended June 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$114
Purchased gas		(19)
Electric fuel and other energy-related purchases		(5)
Purchased electric capacity		1

Total commodity	$(16)	91	$2

Interest rate(3)	—	70	(23)
Foreign currency(4)	—	(1)	(1)

Total	$(16)	$160	$(22)

Six Months Ended June 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$60
Purchased gas		(55)
Electric fuel and other energy-related purchases		2
Purchased electric capacity		2

Total commodity	$(93)	9	$(9)

Interest rate(3)	(32)	—	—

Total	$(125)	$9	$(9)

Six Months Ended June 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$295
Purchased gas		(116)
Electric fuel and other energy-related purchases		(8)
Purchased electric capacity		2

Total commodity	$283	173	$(11)

Interest rate(3)	(3)	110	(24)
Foreign currency(4)	—	—	(2)

Total	$280	$283	$(37)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2011	2010	2011	2010
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$23	$(14)	$42	$26
Purchased gas	(7)	2	(18)	(29)
Electric fuel and other energy-related purchases	(24)	5	(8)	26
Interest rate(2)	—	(37)	—	(37)

Total	$(8)	$(44)	$16	$(14)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

Note 11. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $98 million and $93 million at June 30, 2011 and December 31, 2010, respectively. Net unrealized gains on trading securities totaled $1 million and $4 million for the three and six months ended June 30, 2011, respectively. Net unrealized losses on trading securities totaled $3 million and $1 million for the three and six months ended June 30, 2010, respectively. Cost-method investments held in Dominion’s rabbi trusts totaled $17 million and $18 million at June 30, 2011 and December 31, 2010, respectively.

Decommissioning Trust Securities

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below.

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses (1)		Fair Value
(millions)
June 30, 2011
Marketable equity securities
U.S.:
Large Cap	$1,187	$597	$—		$1,784
Other	41	11	—		52
Marketable debt securities:
Corporate bonds	274	18	(1)		291
U.S. Treasury securities and agency debentures	499	14	(1)		512
State and municipal	213	13	(1)		225
Other	22	—	—		22
Cost method investments	110	—	—		110
Cash equivalents and other(2)	44	—	—		44

Total	$2,390	$653	$(3	)(3)	$3,040

December 31, 2010
Marketable equity securities:
U.S.:
Large Cap	$1,161	$515	$—		$1,676
Other	39	11	—		50
Marketable debt securities:
Corporate bonds	310	18	(1)		327
U.S. Treasury securities and agency debentures	380	12	(1)		391
State and municipal	244	7	(4)		247
Other	19	—	—		19
Cost method investments	108	—	—		108
Cash equivalents and other(2)	79	—	—		79

Total	$2,340	$563	$(6	)(3)	$2,897

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $25 million and $43 million at June 30, 2011 and December 31, 2010, respectively.
(3)	The fair value of securities in an unrealized loss position was $235 million and $252 million at June 30, 2011 and December 31, 2010, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at June 30, 2011 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$100
Due after one year through five years	300
Due after five years through ten years	316
Due after ten years	334

Total	$1,050

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions)
Proceeds from sales	$437	$627	$939	$1,140
Realized gains(1)	18	17	32	73
Realized losses(1)	12	28	20	54

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Dominion recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions)
Total other-than-temporary impairment losses(1)	$10	$41	$15	$48
Losses recorded to decommissioning trust regulatory liability	(4)	(13)	(6)	(16)
Losses recognized in other comprehensive income (before taxes)	(1)	(1)	(1)	(2)

Net impairment losses recognized in earnings	$5	$27	$8	$30

(1)	Amount includes other-than-temporary impairment losses for debt securities of $1 million for the three months ended June 30, 2011 and 2010, and $2 million and $3 million for the six months ended June 30, 2011 and 2010, respectively.

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
(millions)
June 30, 2011
Marketable equity securities:
U.S.:
Large Cap	$474	$243	$—		$717
Other	20	6	—		26
Marketable debt securities:
Corporate bonds	166	10	(1)		175
U.S. Treasury securities and agency debentures	232	4	(1)		235
State and municipal	76	2	—		78
Other	17	—	—		17
Cost method investments	110	—	—		110
Cash equivalents and other(2)	21	—	—		21

Total	$1,116	$265	$(2	)(3)	$1,379

December 31, 2010
Marketable equity securities
U.S.:
Large Cap	$469	$207	$—		$676
Other	20	5	—		25
Marketable debt securities:
Corporate bonds	205	10	—		215
U.S. Treasury securities and agency debentures	141	2	—		143
State and municipal	103	1	(2)		102
Other	15	—	—		15
Cost method investments	108	—	—		108
Cash equivalents and other(2)	35	—	—		35

Total	$1,096	$225	$(2	)(3)	$1,319

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $27 million and $35 million at June 30, 2011 and December 31, 2010, respectively.
(3)	The fair value of securities in an unrealized loss position was $134 million and $159 million at June 30, 2011, and December 31, 2010, respectively.

The fair value of Virginia Power’s debt securities at June 30, 2011, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$11
Due after one year through five years	157
Due after five years through ten years	199
Due after ten years	138

Total	$505

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions)
Proceeds from sales	$253	$407	$596	$711
Realized gains(1)	6	8	11	37
Realized losses(1)	4	2	8	20

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Virginia Power recorded other-than-temporary impairment losses on investments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions)
Total other-than-temporary impairment losses(1)	$5	$16	$7	$19
Losses recorded to decommissioning trust regulatory liability	(4)	(13)	(6)	(16)

Net impairment losses recognized in earnings	$1	$3	$1	$3

(1)	Amount includes other-than-temporary impairment losses for debt securities of $1 million for the three months ended June 30, 2011 and 2010, and $2 million for the six months ended June 30, 2011 and 2010.

Note 12. Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Virginia Fuel Expenses

In May 2011, Virginia Power submitted its annual fuel factor filing to the Virginia Commission, proposing an annual increase for the rate year beginning July 1, 2011. This revised factor included a projected $434 million balance of prior year under-recovered fuel expenses. To reduce the impact to customers, as an alternative, Virginia Power proposed to recover this projected prior year deferred fuel balance over a two-year period beginning July 1, 2011. In June 2011, the Virginia Commission approved the two-year recovery proposal, resulting in an increase of approximately $319 million.

Generation Riders R and S

In connection with the Bear Garden and Virginia City Hybrid Energy Center projects, in June 2011, Virginia Power filed annual updates for Riders R and S with the Virginia Commission. Virginia Power proposed an approximately $81 million revenue requirement for Rider R and an approximately $249 million revenue requirement for Rider S for the April 1, 2012 to March 31, 2013 rate year. The filings utilize a 12.5% placeholder ROE (inclusive of a 100 basis point performance incentive), pending the Virginia Commission’s ROE determination in the 2011 biennial review, plus a 100 basis point statutory enhancement for certain generation facilities. These requested revenue requirements for Riders R and S represent increases of approximately $3 million and $50 million, respectively, over the revenue requirements associated with the customer rates currently in effect for Riders R and S. Construction of Bear Garden was completed and the facility commenced commercial operations in the second quarter of 2011.

Transmission Rider T

In May 2011, Virginia Power filed its annual update to Rider T with the Virginia Commission. The proposed $481 million annual revenue requirement, effective September 1, 2011, represented an increase of approximately $144 million over the revenue requirement associated with the Rider T customer rates currently in effect. In July 2011, the Virginia Commission issued an order approving a revenue requirement of $466 million for the September 1, 2011 to August 31, 2012 rate year.

Generation Rider W

In May 2011, Virginia Power requested approval from the Virginia Commission to construct and operate an intermediate, combined-cycle, natural gas-fired power station in Warren County, Virginia. Subject to the receipt of regulatory approvals, the project is expected to generate more than 1,300 MW of electricity, with commercial operations expected to commence by late 2014. The facility is expected to cost approximately $1.1 billion, excluding financing costs. In connection with the proposed Warren County power station, in May 2011, Virginia Power requested Virginia Commission approval of Rider W. Virginia Power proposed an approximately $39 million revenue requirement for Rider W for the April 1, 2012 to March 31, 2013 rate year. The filing utilizes a 12.5% placeholder ROE (inclusive of a 100 basis point performance incentive), pending the Virginia Commission’s ROE determination in the 2011 biennial review, plus a 100 basis point statutory enhancement for certain generation facilities.

Generation Rider B

In June 2011, Virginia Power filed applications with the Virginia Commission seeking regulatory approval to convert three of its coal-fired power stations to biomass. The expected cost of converting the Altavista, Hopewell and Southampton County power stations is approximately $166 million, excluding financing costs. The applications included a request for approval of Rider B. Virginia Power proposed an approximately $7 million revenue requirement for the April 1, 2012 to March 31, 2013 rate year. The filing utilizes a 12.5% placeholder ROE (inclusive of a 100 basis point performance incentive), pending the Virginia Commission’s ROE determination in the 2011 biennial review, plus a 200 basis point statutory enhancement for renewable generation facilities. To qualify for federal production tax credits associated with renewable energy generation, the power stations must commence operation as biomass generation facilities by December 31, 2013. Virginia Power has requested Virginia Commission approval of the biomass conversions on a schedule that will enable qualification for these tax credits.

Electric Transmission Projects

In October 2008, the Virginia Commission authorized construction of the Meadow Brook-to-Loudoun line and Carson-to-Suffolk line. The Meadow Brook-to-Loudoun line was energized in April 2011 and the Carson-to-Suffolk line was energized in May 2011.

FERC Gas Regulation

DTI Appalachian Gateway Project

In June 2011, FERC approved DTI’s $634 million Appalachian Gateway Project. The project is expected to provide approximately 484,000 dekatherms per day of firm transportation services for new Appalachian gas supplies from the supply areas in the Appalachian Basin in West Virginia and southwestern Pennsylvania to an interconnection with Texas Eastern Transmission, LP at Oakford, Pennsylvania. Subject to receipt of FERC approval to commence construction, transportation services are scheduled to begin by September 2012.

Cove Point

In May 2011, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective July 1, 2011. Cove Point proposed an annual cost of service of approximately $150 million. In June 2011, FERC accepted a July 1, 2011 effective date for all proposed rates but two which were suspended to be effective December 1, 2011.

Ohio Regulation

In March 2011, East Ohio filed a request with the Ohio Commission to accelerate the PIR program by nearly doubling its PIR spending to more than $200 million annually. East Ohio plans to accelerate the pace of the program by investing more resources in its infrastructure in the near term, in an effort to promote ongoing public safety and reduce operating costs over the longer term. In July 2011, East Ohio, the Staff of the Ohio Commission and other interested parties filed a stipulation and recommendation and requested approval from the Ohio Commission. The stipulation provides for an increase in annual PIR capital investment from the current level of approximately $120 million to approximately $160 million. In addition, the stipulation provides for cost recovery over a five-year period commencing upon the approval of the Ohio Commission.

Note 13. Variable Interest Entities

As discussed in Note 16 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.4 billion as of June 30, 2011. Virginia Power paid $52 million and $53 million for electric capacity and $26 million and $34 million for electric energy to these entities in the three months ended June 30, 2011 and 2010, respectively. Virginia Power paid $105 million and $107 million for electric capacity and $65 million and $75 million for electric energy to these entities in the six months ended June 30, 2011 and 2010, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $99 million and $107 million for the three months ended June 30, 2011 and 2010, respectively, and $192 million and $248 million for the six months ended June 30, 2011 and 2010, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

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

At June 30, 2011, Dominion’s commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Three-year joint revolving credit facility(1)	$3,000	$1,786	$1	$1,213
Three-year joint revolving credit facility(2)	500	—	54	446

Total	$3,500	$1,786	$55	$1,659

(1)	This credit facility was entered into in September 2010 and terminates in September 2013. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility was entered into in September 2010 and terminates in September 2013. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power’s short-term financing is supported by two three-year joint revolving credit facilities with Dominion. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

At June 30, 2011, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Three-year joint revolving credit facility(1)	$1,000	$933	$1	$66
Three-year joint revolving credit facility(2)	250	—	30	220

Total	$1,250	$933	$31	$286

(1)	This credit facility was entered into in September 2010 and terminates in September 2013. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s applicable sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	This credit facility was entered into in September 2010 and terminates in September 2013. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s applicable sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments disclosed above, Virginia Power also has a three-year $120 million credit facility that was entered into in September 2010. The facility, which terminates in September 2013, supports certain tax-exempt financings of Virginia Power.

Long-term Debt

In December 2010, Brayton Point borrowed $160 million and $75 million in connection with the Massachusetts Development Finance Agency Recovery Zone Facility Bonds, Series 2010 A and the Solid Waste Disposal Revenue Bonds, Series 2010 B, respectively, which mature in 2041. The proceeds are being used to finance certain qualifying facilities at Brayton Point. Due to unfavorable market conditions, Dominion acquired the bonds upon issuance in December 2010 with the intention of remarketing them to third parties at a later time. At June 30, 2011 and December 31, 2010, these bonds had not been remarketed and thus were not reflected on the Consolidated Balance Sheets. In July 2011, the Series 2010 B bonds were remarketed to a third party using a remarketing process, and bear interest at a variable rate for the first five years, after which they will bear interest at a market rate to be determined at that time. Dominion intends to remarket the Series 2010 A bonds to third parties at a later time.

In March 2011, Dominion issued $500 million of 4.45% senior notes that mature in 2021 and $400 million of 1.80% senior notes that mature in 2014. The proceeds were used for general corporate purposes including the repayment of short-term debt.

In December 2010 and September 2009, Virginia Power borrowed $100 million and $60 million, respectively, in connection with the $160 million Industrial Development Authority of Wise County Solid Waste and Sewage Disposal Revenue Bonds, Series 2009 A, which mature in 2040. The proceeds are being used to finance certain qualifying facilities at the Virginia City Hybrid Energy Center. Due to unfavorable market conditions, Virginia Power acquired the bonds upon issuance with the intention of remarketing them to third parties at a later time. At December 31, 2010, these bonds had not been remarketed and thus were not reflected on the Consolidated Balance Sheets. In March 2011, the bonds were remarketed to a third party and bear interest at a variable rate for the first five years, after which they will bear interest at a market rate to be determined at that time.

Convertible Securities

At June 30, 2011, Dominion had $199 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of June 30, 2011, the conversion rate has been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 28.7160 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $34.82.

The senior notes are eligible for conversion during any calendar quarter when the closing price of Dominion’s common stock was equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter. There were no significant conversions of these notes during the six months ended June 30, 2011. The senior notes are eligible for conversion during the third quarter of 2011.

Issuance of Common Stock

Dominion maintains Dominion Direct® and a number of employee savings plans through which employer and employee contributions may be invested in the Company’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans by employees and the Company.

Since February 2010, Dominion Direct® and the Dominion employee savings plans have been purchasing Dominion common stock on the open market with the proceeds received through these programs, rather than having additional new common shares issued.

During the six months ended June 30, 2011, Dominion issued approximately 1 million shares of common stock and received cash proceeds of $32 million through the exercise of employee stock options.

Repurchase of Common Stock

Dominion expects to repurchase between $600 million and $700 million of common stock with cash tax savings resulting from the extension of the bonus depreciation allowance discussed in Note 6 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010. During the six months ended June 30, 2011, Dominion repurchased approximately 13 million shares of common stock for approximately $601 million on the open market under this program, at an average price of $46.37 per share. Dominion will make a decision later in the year on whether to repurchase additional shares under this program.

Note 15. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters that the Companies cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. This estimated range is based on currently available information and involves elements of judgment and significant uncertainties. This estimated range of possible loss does not represent the Companies’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations.

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

Air

In July 2011, the EPA issued a final replacement rule for CAIR, called CSAPR, that requires 27 states to reduce power plant emissions that cross state lines. CSAPR establishes new SO2 and NOx emissions cap and trade programs that are completely independent of the current ARP. Specifically, CSAPR requires reductions in SO2 and NOx emissions from fossil fuel-fired electric generating units of 25 MW or more through annual NOx emissions caps, NOx emissions caps during the ozone season (May 1 through September 30) and annual SO2 emission caps with differing requirements for two groups of affected states. At June 30, 2011, Dominion and Virginia Power held $57 million and $43 million, respectively, of SO2 and NOX emissions allowances, primarily reflecting SO2 allowances obtained for ARP and CAIR compliance. Due to CSAPR’s establishment of a new allowance program and the elimination of CAIR, Dominion and Virginia Power have more emissions allowances than needed for ARP compliance and accordingly expect to impair substantially all of the carrying amount of these allowances in the third quarter of 2011 in order to write the allowances down to their estimated fair value. Dominion and Virginia Power are currently evaluating CSAPR for other impacts and are unable to make an estimate of the potential financial statement impacts related to this matter.

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

Dominion believes that it complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. The CAA authorizes maximum civil penalties of $25,000 to $37,500 per day, per violation at each generating unit, depending on the date of the alleged violation. In addition to any such penalties that may be awarded, an adverse outcome could require substantial capital expenditures or affect the timing of currently budgeted capital expenditures that cannot be determined at this time. Such expenditures could affect future results of operations, cash flows, and financial condition. Dominion is currently unable to make an estimate of the potential financial statement impacts related to these matters.

In June 2010, the Conservation Law Foundation and Healthlink Inc., filed a Complaint in the District Court of Massachusetts against Dominion Energy New England, Inc. alleging that Salem Harbor units 1, 2, 3, and 4 have been and are in violation of visible emissions standards and monitoring requirements of the Massachusetts State Implementation Plan and the station’s state and federal operating permits. Although Dominion cannot predict the outcome of this matter at this time, it is not expected to have a material effect on results of operations, financial condition and/or cash flows.

Water

In October 2003, the EPA and the Massachusetts Department of Environmental Protection each issued new NPDES permits for Brayton Point. The new permits contained identical conditions that in effect require the installation of cooling towers to address concerns over the withdrawal and discharge of cooling water. Currently, Dominion estimates the total cost to install these cooling towers at approximately $600 million, with remaining expenditures of approximately $150 million included in its planned capital expenditures through 2013.

In October 2007, the VSWCB issued a renewed VPDES permit for North Anna. BREDL, and other persons, appealed the VSWCB’s decision to the Richmond Circuit Court, challenging several permit provisions related to North Anna’s discharge of cooling water. In February 2009, the court ruled that the VSWCB was required to regulate the thermal discharge from North Anna into the waste heat treatment facility. Virginia Power filed a motion for reconsideration with the court in February 2009, which was denied. The final order was issued by the court in September 2009. The court’s order allows North Anna to continue to operate pursuant to the currently issued VPDES permit. In October 2009, Virginia Power filed a Notice of Appeal of the court’s Order with the Richmond Circuit Court, initiating the appeals process to the Virginia Court of Appeals. In June 2010, the Virginia Court of Appeals reversed the Richmond Circuit Court’s September 2009 order. The Virginia Court of Appeals held that the lower court had applied the wrong standard of review, and that the VSWCB’s determination not to regulate the station’s thermal discharge into the waste heat treatment facility was lawful. In July 2010, BREDL and the other original appellants filed a petition for appeal to the Supreme Court of Virginia requesting that it review the Court of Appeals’ decision. In December 2010, the Supreme Court of Virginia granted BREDL’s petition. Briefing on the merits of the case was completed in February 2011. The court has not yet scheduled oral argument. Dominion is currently unable to make an estimate of the potential financial statement impacts related to this matter. However, an adverse resolution could ultimately require significant capital expenditures which could have a material effect on Virginia Power’s results of operations, financial condition and/or cash flows.

In September 2010, Millstone’s NPDES permit was reissued under the CWA. The conditions of the permit require an evaluation of control technologies that could result in additional expenditures in the future, however Dominion cannot currently predict the outcome of this evaluation. In October 2010, the permit issuance was appealed to the state court by a private plaintiff. The permit is expected to remain in effect during the appeal. Dominion is currently unable to make an estimate of the potential financial statement impacts related to this matter.

Solid and Hazardous Waste

In March 2011, the EPA issued a final rule identifying NHSMs that would be considered solid waste when burned in combustion units, as opposed to being legitimate fuels or ingredients. The rule’s premise is that any combusted NHSM is a solid waste unless such material satisfies the rule’s criteria for either a fuel or an ingredient. Sources that combust solid waste are considered solid waste incinerators rather than industrial or utility boilers and would have to comply with EPA’s more stringent emission standards for solid waste incinerators. Dominion and Virginia Power have several electric generating units that combust fuel materials that may be subject to the rule. Some units use a technology that combusts residual coal in fly ash to recover additional energy from unburned carbon. This technology also produces a final ash product that is marketable for beneficial reuse in cement production. Because of the uncertainty associated with the rule’s potential applicability to this and other processes, in June 2011, Dominion filed a petition for review with the Court of Appeals for the District of Columbia Circuit challenging the final rule. Dominion is currently unable to make an estimate of the potential financial statement impacts related to this matter.

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

From time to time, Dominion or Virginia Power may be identified as a potentially responsible party to a Superfund site. The EPA (or a state) can either allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or conduct the remedial investigation and action itself and then seek reimbursement from the potentially responsible parties. Each party can be held jointly, severally and strictly liable for the cleanup costs. These parties can also bring contribution actions against each other and seek reimbursement from their insurance companies. As a result, Dominion or Virginia Power may be responsible for the costs of remedial investigation and actions under the Superfund law or other laws or regulations regarding the remediation of waste. The Companies do not believe this will have a material effect on results of operations, financial condition and/or cash flows.

Dominion has determined that it is associated with 17 former manufactured gas plant sites. Studies conducted by other utilities at their former manufactured gas plant sites have indicated that those sites contain coal tar and other potentially harmful materials. None of the 17 former sites with which Dominion is associated is under investigation by any state or federal environmental agency. At one of the former sites, Dominion is conducting a state-approved post closure groundwater monitoring program and an environmental land use restriction has been recorded. Another site has been accepted into a state-based voluntary remediation program and Dominion has not yet estimated the future remediation costs. Due to the uncertainty surrounding these sites, Dominion is unable to make an estimate of the potential financial statement impacts related to these sites.

Guarantees

Dominion

At June 30, 2011, Dominion had issued $91 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of June 30, 2011, Dominion’s exposure under these guarantees was $49 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At June 30, 2011, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$126	$126
Commodity transactions(3)	3,054	468
Lease obligation for power generation facility(4)	731	731
Nuclear obligations(5)	231	75
Other(6)	441	105

Total	$4,583	$1,505

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of June 30, 2011 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantee of a DEI subsidiary’s leasing obligation for Fairless.
(5)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain Nuclear Regulatory Commission requirements concerned with ensuring adequate funding for the operations of nuclear power stations.
(6)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Spent Nuclear Fuel

Under provisions of the Nuclear Waste Policy Act of 1982, Dominion and Virginia Power entered into contracts with the DOE for the disposal of spent nuclear fuel. The DOE failed to begin accepting the spent fuel on January 31, 1998, the date provided by the Nuclear Waste Policy Act and by the Companies’ contracts with the DOE. In January 2004, Dominion and Virginia Power filed lawsuits in the U.S. Court of Federal Claims against the DOE requesting damages in connection with its failure to commence accepting spent nuclear fuel. In October 2008, the Court issued an opinion and order for Dominion in the amount of approximately $155 million, which includes approximately $112 million in damages incurred by Virginia Power for spent fuel-related costs at Surry and North Anna and approximately $43 million in damages incurred for spent nuclear fuel-related costs at Millstone through June 30, 2006. In December 2008, the government appealed the judgment to the U.S. Court of Appeals for the Federal Circuit. The government’s initial brief in the appeal was filed in June 2010. The issues raised by the government on appeal pertained to the damages awarded to Dominion for Millstone. The government did not take issue with the damages awarded to Virginia Power for Surry or North Anna. As a result, Virginia Power recognized a receivable in the amount of $174 million, largely offset against property, plant and equipment and regulatory assets and liabilities, representing certain spent nuclear fuel-related costs incurred through June 30, 2010.

In the second quarter of 2011, the Federal Appeals Court issued a decision affirming the trial court’s damages award. The government did not seek rehearing of the Federal Appeals Court decision or seek review by the U.S. Supreme Court. As a result, Dominion recognized a receivable in the amount of $64 million for certain Millstone spent nuclear fuel-related costs incurred through June 30, 2011 that are now considered probable of recovery. Dominion recognized a pre-tax benefit of $24 million, with $17 million recorded in other operations and maintenance expense and the remaining $7 million recorded in depreciation, depletion and amortization expense for the six months ended June 30, 2011, with the remainder largely offset against property, plant and equipment. Dominion expects to receive payment of the $155 million damages award, including $112 million of damages incurred by Virginia Power, during the third quarter of 2011.

The Companies continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. At June 30, 2011, Dominion’s and Virginia Power’s receivables for spent nuclear fuel-related costs totaled $254 million and $187 million, respectively. The Companies will continue to manage their spent fuel until it is accepted by the DOE.

Surety Bonds and Letters of Credit

As of June 30, 2011, Dominion had purchased $120 million of surety bonds, including $40 million at Virginia Power, and authorized the issuance of standby letters of credit by financial institutions of $55 million, including $31 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of the surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Merchant Generation Operations

Dominion continually reviews its portfolio of assets to determine which assets fit strategically and support its objectives to improve return on invested capital and shareholder value. If Dominion identifies assets that do not support its objectives and believes they may be of greater value to another owner, Dominion may consider such assets for divestiture. In connection with this effort, in the first quarter of 2011, Dominion decided to pursue the sale of Kewaunee. If these efforts are successful, Dominion may be required to present Kewaunee’s assets and liabilities that are subject to sale as held for sale in its Consolidated Balance Sheet and Kewaunee’s results of operations in discontinued operations in its Consolidated Statements of Income. Held for sale classification would require that amounts be recorded at the lower of book value or sale price less costs to sell and could result in the recording of an impairment charge. Any sale of Kewaunee would be subject to the approval of Dominion’s Board of Directors, as well as applicable state and federal approvals.

During the second quarter of 2011, Dominion announced that State Line would shut down by mid-2014, and that it would cease operating two of the four units at Salem Harbor by the end of 2011 and plans to retire all four units on June 1, 2014. In the second quarter of 2011, Dominion recorded a $17 million ($11 million after-tax) charge in other operations and maintenance expense for severance costs related to the expected closings of these merchant generation facilities.

Note 16. Credit Risk

Dominion’s and Virginia Power’s accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2010.

At June 30, 2011, Dominion’s gross credit exposure totaled $311 million. After the application of collateral, credit exposure is unchanged. Of this amount, investment grade counterparties, including those internally rated, represented 80%. Two counterparty exposures each represent 11% of Dominion’s total exposure and are large financial institutions rated investment grade.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2011 and December 31, 2010, Dominion would have been required to post an additional $112 million and $88 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $92 million in collateral, including $87 million of letters of credit, at June 30, 2011 and $54 million in collateral, including $19 million of letters of credit, at December 31, 2010, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of June 30, 2011 and December 31, 2010 was $247 million and $210 million, respectively, which does not include the impact of any offsetting asset positions. See Note 10 for further information about derivative instruments.

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

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risk associated with purchases of natural gas.

DRS provides accounting, legal, finance and certain administrative and technical services to Virginia Power. Presented below are significant transactions with DRS and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(millions)
Commodity purchases from affiliates	$90	$89	$152	$156
Services provided by affiliates	100	108	193	249

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power’s outstanding borrowings, net of repayments, under the Dominion money pool for its non-regulated subsidiaries totaled $58 million and $24 million, as of June 30, 2011 and December 31, 2010, respectively. Virginia Power’s short-term demand note borrowings from Dominion were $79 million as of December 31, 2010. There were no short-term demand note borrowings as of June 30, 2011. Virginia Power’s interest charges related to its borrowings from Dominion were immaterial for the three and six months ended June 30, 2011 and 2010.

In March 2010, Virginia Power issued 14,600 shares of its common stock to Dominion reflecting the conversion of approximately $433 million of short-term demand note borrowings from Dominion to equity.

Note 18. Employee Benefit Plans

The components of Dominion’s provision for net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
(millions)
Three Months Ended June 30,
Service cost	$27	$25	$12	$14
Interest cost	65	68	24	25
Expected return on plan assets	(111)	(106)	(19)	(18)
Amortization of prior service cost (credit)	1	1	(4)	(1)
Amortization of net loss	24	15	3	3
Settlements and curtailments	—	—	(1)	(1)
Special termination benefits	—	1	—	—

Net periodic benefit cost	$6	$4	$15	$22

Six Months Ended June 30,
Service cost	$54	$52	$24	$28
Interest cost	129	134	47	50
Expected return on plan assets	(221)	(205)	(39)	(35)
Amortization of prior service cost (credit)	2	2	(7)	(3)
Amortization of net loss	48	30	6	6
Settlements and curtailments(1)	—	84	(1)	37
Special termination benefits(2)	—	10	—	1

Net periodic benefit cost	$12	$107	$30	$84

(1)	2010 amounts relate to the sale of Peoples and a workforce reduction program.
(2)	Represents a one-time special termination benefit for certain employees in connection with a workforce reduction program.

Employer Contributions

During the six months ended June 30, 2011, Dominion made no contributions to its defined benefit pension plans or OPEB plans. Dominion expects to contribute approximately $18 million to its OPEB plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2011.

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

In the six months ended June 30, 2011, Dominion reported after-tax net expenses of $64 million for specific items in the Corporate and Other segment, with $56 million of these net expenses attributable to its operating segments. In the six months ended June 30, 2010, Dominion reported after-tax net benefits of $933 million for specific items in the Corporate and Other segment, with $1.1 billion of these net benefits attributable to its operating segments.

The net expenses for specific items in 2011 primarily related to the impact of the following items:

•	A $55 million ($39 million after-tax) impairment charge related to State Line, attributable to Dominion Generation; and

•

A $37 million ($20 million after-tax) loss from the operations of Kewaunee, attributable to Dominion Generation. Kewaunee’s results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision in the first quarter of 2011 to pursue the sale of Kewaunee.

The net benefits for specific items in 2010 primarily related to the impact of the following items:

•

A $2.5 billion ($1.4 billion after-tax) benefit resulting from the gain on the sale of substantially all of Dominion’s Appalachian E&P operations net of charges related to the divestiture, attributable to Dominion Energy; partially offset by

•	A $338 million ($206 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:

•	DVP ($67 million after-tax);

•	Dominion Energy ($24 million after-tax); and

•	Dominion Generation ($115 million after-tax);

•	A $134 million ($147 million after-tax) loss from the discontinued operations of Peoples primarily reflecting a net loss on the sale, attributable to the Corporate and Other segment; and

•	A $163 million ($95 million after-tax) impairment charge related to State Line, attributable to Dominion Generation.

The Corporate and Other Segment of Virginia Power primarily includes certain specific items that are not included in profit measures evaluated by executive management in assessing segment performance or allocating resources among the segments. In the six months ended June 30, 2011 and 2010, Virginia Power reported after-tax net expenses of $5 million and $141 million, respectively, for specific items attributable to its operating segments in the Corporate and Other segment.

The net expenses for specific items in 2010 primarily related to the impact of the following:

•	A $202 million ($123 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:

•	DVP ($63 million after-tax); and

•	Dominion Generation ($60 million after-tax).

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended June 30,
2011
Total revenue from external customers	$828	$1,760	$379	$37	$337	$3,341
Intersegment revenue	18	87	294	151	(550)	—

Total operating revenue	846	1,847	673	188	(213)	3,341

Net income (loss) attributable to Dominion	115	194	104	(77)	—	336

2010
Total revenue from external customers	$787	$1,831	$450	$(6)	$271	$3,333
Intersegment revenue	19	108	294	167	(588)	—

Total operating revenue	806	1,939	744	161	(317)	3,333
Income from discontinued operations, net of tax	—	—	—	2	—	2

Net income attributable to Dominion	112	276	86	1,287	—	1,761

Six Months Ended June 30,
2011
Total revenue from external customers	$1,879	$3,623	$1,213	$73	$610	$7,398
Intersegment revenue	113	157	502	294	(1,066)	—

Total operating revenue	1,992	3,780	1,715	367	(456)	7,398

Net income (loss) attributable to Dominion	264	492	273	(214)	—	815

2010
Total revenue from external customers	$1,790	$3,809	$1,300	$34	$568	$7,501
Intersegment revenue	107	210	567	399	(1,283)	—

Total operating revenue	1,897	4,019	1,867	433	(715)	7,501
Loss from discontinued operations, net of tax	—	—	—	(147)	—	(147)

Net income attributable to Dominion	226	601	261	847	—	1,935

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30,
2011
Operating revenue	$430	$1,328	$(1)	$1,757
Net income (loss)	102	144	(5)	241

2010
Operating revenue	$398	$1,313	$—	$1,711
Net income	105	160	2	267

Six Months Ended June 30,
2011
Operating revenue	$883	$2,632	$(1)	$3,514
Net income (loss)	215	309	(5)	519

2010
Operating revenue	$800	$2,650	$—	$3,450
Net income (loss)	198	303	(139)	362

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

•

Changes to federal, state and local environmental laws and regulations, including those related to climate change, water temperature and quality, the tightening of emission or discharge limits for GHGs and other emissions, more extensive permitting requirements and the regulation of additional substances;

•	Cost of environmental compliance, including those costs related to climate change;

•

Risks associated with the operation of nuclear facilities, including costs associated with the disposal of spent nuclear fuel, decommissioning, plant maintenance and changes in existing regulations governing such facilities;

•	Unplanned outages of the Companies’ facilities;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s earnings and Dominion’s and Virginia Power’s liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM related to obligations created by the default of other participants;

•	Price risk due to investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion;

•	Fluctuations in interest rates;

•	Changes in federal and state tax laws and regulations;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	The risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Receipt of approvals for and timing of closing dates for acquisitions and divestitures;

•	Changes in rules for RTOs and ISOs in which Dominion and Virginia Power participate, including changes in rate designs and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets;

•	Industrial, commercial and residential growth or decline in the Companies’ service areas and changes in customer growth or usage patterns, including as a result of energy conservation programs;

•	Additional competition in electric markets in which Dominion’s merchant generation facilities operate;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects;

•	The inability to complete planned construction projects within the terms and time frames initially anticipated; and

•	Adverse outcomes in litigation matters.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2011, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2011	2010	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion	$336	$1,761	$(1,425)
Diluted EPS	0.58	2.98	(2.40)
Year-To-Date
Net income attributable to Dominion	$815	$1,935	$(1,120)
Diluted EPS	1.41	3.25	(1.84)

Overview

Second Quarter 2011 vs. 2010

Net income attributable to Dominion decreased by $1.4 billion. The primary driver is the absence of a gain on the sale of Dominion’s Appalachian E&P operations recorded in 2010.

Year-To-Date 2011 vs. 2010

Net income attributable to Dominion decreased by $1.1 billion. Unfavorable drivers include the absence of a gain on the sale of Dominion’s Appalachian E&P operations recorded in 2010, lower margins from merchant generation operations and the impact of less favorable weather on Dominion’s electric utility operations. Favorable drivers include the absence of charges related to a workforce reduction program and a loss on the sale of Peoples, both recorded in 2010, and a decrease in impairment charges related to State Line.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	Second Quarter			Year-To-Date
	2011	2010	$ Change	2011	2010	$ Change
(millions)
Operating revenue	$3,341	$3,333	$8	$7,398	$7,501	$(103)
Electric fuel and other energy-related purchases	978	956	22	2,027	1,984	43
Purchased electric capacity	116	109	7	235	217	18
Purchased gas	365	391	(26)	1,007	1,183	(176)

Net revenue	1,882	1,877	5	4,129	4,117	12

Other operations and maintenance	777	853	(76)	1,638	1,921	(283)
Depreciation, depletion and amortization	255	262	(7)	517	531	(14)
Other taxes	125	119	6	286	288	(2)
Gain on sale of Appalachian E&P operations	—	2,467	(2,467)	—	2,467	(2,467)
Other income (loss)	39	(25)	64	96	46	50
Interest and related charges	216	188	28	443	371	72
Income tax expense	208	1,134	(926)	518	1,429	(911)
Income (loss) from discontinued operations	—	2	(2)	—	(147)	147

An analysis of Dominion’s results of operations follows:

Second Quarter 2011 vs. 2010

Net revenue increased $5 million, primarily reflecting:

•	A $44 million increase from electric utility operations primarily reflecting:

•	The impact of rate adjustment clauses ($44 million);

•	An increase in ancillary revenues received from PJM ($21 million); partially offset by

•

The net impact ($15 million) of a decrease in sales to retail customers primarily due to a decrease in cooling degree days ($54 million) and an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($39 million);

•

A $30 million increase in producer services primarily related to favorable price changes on economic hedging positions and higher physical margins, all associated with natural gas aggregation, marketing and trading activities;

•	A $13 million increase in retail energy marketing activities primarily due to a decrease in purchased gas expense; and

•	A $9 million increase from Dominion’s gas transmission business primarily related to an increase in revenue from NGLs.

These increases were partially offset by:

•	A $76 million decrease from merchant generation operations, primarily reflecting:

•	A decline at certain fossil generation facilities ($47 million) largely due to lower generation ($22 million) and unfavorable prices ($20 million); and

•	A decline at nuclear generation facilities ($29 million) largely due to lower realized prices ($47 million), partially offset by increased generation ($21 million); and

•	A $19 million decrease reflecting the sale of substantially all of Dominion’s Appalachian E&P operations in April 2010.

Other operations and maintenance decreased 9%, primarily reflecting:

•	A $163 million decrease due to the absence of an impairment charge recorded in 2010 related to State Line; partially offset by

•	A $55 million increase in planned outage costs due to an increase in scheduled outage days at certain electric utility and merchant generation facilities;

•	A $17 million charge for severance costs related to the expected closings of certain merchant generation plants; and

•	An $11 million increase in salaries, wages and benefits.

Gain on sale of Appalachian E&P operations reflects a gain on the sale of these operations.

Other income (loss) increased $64 million, primarily reflecting a decrease in charitable contributions.

Interest and related charges increased 15%, primarily due to the absence of a benefit recorded in 2010 resulting from the discontinuance of hedge accounting for certain interest rate derivatives.

Income tax expense decreased 82%, primarily reflecting lower federal and state taxes largely due to the absence of a gain from the sale of Dominion’s Appalachian E&P operations recorded in 2010.

Year-To-Date 2011 vs. 2010

Net revenue increased $12 million, primarily reflecting:

•	A $90 million increase from electric utility operations primarily reflecting:

•	The impact of rate adjustment clauses ($91 million);

•	An increase in ancillary revenues received from PJM ($28 million); partially offset by

•

The net impact ($29 million) of a decrease in sales to retail customers primarily due to a decrease in cooling degree days ($99 million) and an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($70 million);

•	A $90 million increase from regulated natural gas distribution operations primarily reflecting increased rider revenue related to low income assistance programs;

•

A $45 million increase in producer services primarily related to higher physical margins and favorable price changes on economic hedging positions, all associated with natural gas aggregation, marketing and trading activities;

•	A $41 million increase in retail energy marketing activities primarily due to a decrease in purchased gas expense; and

•	A $10 million increase from Dominion’s gas transmission business primarily related to an increase in revenue from NGLs.

These increases were partially offset by:

•	A $142 million decrease from merchant generation operations, primarily reflecting:

•	A decline at certain fossil generation facilities ($73 million) largely due to lower generation ($33 million) and unfavorable prices ($32 million); and

•	A decline at nuclear generation facilities ($69 million) largely due to lower realized prices ($94 million), partially offset by increased generation ($33 million); and

•	A $125 million decrease reflecting the sale of substantially all of Dominion’s Appalachian E&P operations in April 2010.

Other operations and maintenance decreased 15%, primarily reflecting:

•	A $326 million decrease due to the absence of charges recorded in 2010 related to a workforce reduction program; and

•	A $108 million decrease in impairment charges related to State Line.

These decreases were partially offset by:

•

A $74 million increase in bad debt expense at regulated natural gas distribution operations, primarily related to low income assistance programs. These expenses are recovered through rates and do not impact net income; and

•	A $71 million increase in planned outage costs due to an increase in scheduled outage days at certain electric utility and merchant generation facilities.

Gain on sale of Appalachian E&P operations reflects a gain on the sale of these operations.

Other income (loss) increased $50 million, primarily reflecting a decrease in charitable contributions.

Interest and related charges increased 19%, primarily due to the absence of a benefit recorded in 2010 resulting from the discontinuance of hedge accounting for certain interest rate derivatives.

Income tax expense decreased 64%, primarily reflecting lower federal and state taxes largely due to the absence of a gain from the sale of Dominion’s Appalachian E&P operations recorded in 2010.

Income (loss) from discontinued operations reflects the sale of Peoples in February 2010.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
Second Quarter	2011	2010	$ Change	2011	2010	$ Change
(millions, except EPS)
DVP	$115	$112	$3	$0.20	$0.19	$0.01
Dominion Generation	194	276	(82)	0.34	0.47	(0.13)
Dominion Energy	104	86	18	0.18	0.14	0.04

Primary operating segments	413	474	(61)	0.72	0.80	(0.08)
Corporate and Other	(77)	1,287	(1,364)	(0.14)	2.18	(2.32)

Consolidated	$336	$1,761	$(1,425)	$0.58	$2.98	$(2.40)

Year-To-Date
DVP	$264	$226	$38	$0.46	$0.38	$0.08
Dominion Generation	492	601	(109)	0.85	1.01	(0.16)
Dominion Energy	273	261	12	0.47	0.44	0.03

Primary operating segments	1,029	1,088	(59)	1.78	1.83	(0.05)
Corporate and Other	(214)	847	(1,061)	(0.37)	1.42	(1.79)

Consolidated	$815	$1,935	$(1,120)	$1.41	$3.25	$(1.84)

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Second Quarter			Year-To-Date
	2011	2010	% Change	2011	2010	% Change
Electricity delivered (million MWh)	19.9	20.0	(1)%	40.8	41.2	(1)%
Degree days (electric distribution service area):
Cooling	630	724	(13)	631	724	(13)
Heating	222	197	13	2,290	2,323	(1)
Average electric distribution customer accounts (thousands)(1)	2,435	2,420	1	2,435	2,419	1
Average retail energy marketing customer accounts (thousands)(1)	2,164	2,046	6	2,144	1,996	7

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Second Quarter 2011 vs. 2010 Increase (Decrease)		Year-To-Date 2011 vs. 2010 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(10)	$(0.02)	$(19)	$(0.03)
Other	3	—	10	0.02
FERC transmission equity return	12	0.02	20	0.03
Retail energy marketing operations	6	0.01	23	0.04
Storm damage and service restoration – electric distribution operations	(3)	—	3	—
Other	(5)	(0.01)	1	—
Share accretion	—	0.01	—	0.02

Change in net income contribution	$3	$0.01	$38	$0.08

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Second Quarter			Year-To-Date
	2011	2010	% Change	2011	2010	% Change
Electricity supplied (million MWh):
Utility	19.9	20.0	(1)%	40.8	41.2	(1)%
Merchant(1)	10.7	10.5	2	21.9	22.9	(4)
Degree days (electric utility service area):
Cooling	630	724	(13)	631	724	(13)
Heating	222	197	13	2,290	2,323	(1)

(1)	Includes 1.3 and 2.1 million MWh for the quarter and year-to-date periods ended June 30, 2011, respectively, and 1.3 and 2.5 million MWh for the quarter and year-to-date periods ended June 30, 2010, respectively, related to Kewaunee.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Second Quarter 2011 vs. 2010 Increase (Decrease)		Year-To-Date 2011 vs. 2010 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(35)	$(0.06)	$(73)	$(0.12)
Outage costs	(33)	(0.06)	(27)	(0.04)
Kewaunee 2010 earnings(1)	(10)	(0.02)	(15)	(0.03)
Regulated electric sales:
Weather	(23)	(0.04)	(41)	(0.06)
Other	21	0.04	38	0.06
Rate adjustment clause equity return	4	0.01	19	0.03
Other	(6)	(0.01)	(10)	(0.02)
Share accretion	—	0.01	—	0.02

Change in net income contribution	$(82)	$(0.13)	$(109)	$(0.16)

(1)	Kewaunee’s 2011 results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision, in the first quarter of 2011, to pursue a sale of the power station.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	Second Quarter			Year-To-Date
	2011	2010	% Change	2011	2010	% Change
Gas distribution throughput (bcf):
Sales	4	4	—%	20	19	5%
Transportation	45	37	22	155	136	14
Heating degree days (gas distribution service area)	613	436	41	3,756	3,383	11
Average gas distribution customer accounts (thousands)(1):
Sales	249	257	(3)	254	260	(2)
Transportation	1,051	1,047	—	1,051	1,050	—

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Second Quarter 2011 vs. 2010 Increase (Decrease)		Year-To-Date 2011 vs. 2010 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Producer services margin	$14	$0.02	$23	$0.04
Gas distribution margin	8	0.01	8	0.01
E&P disposed operations	(3)	—	(17)	(0.03)
Other	(1)	—	(2)	—
Share accretion	—	0.01	—	0.01

Change in net income contribution	$18	$0.04	$12	$0.03

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2011	2010	$ Change	2011	2010	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(2)	$1,280	$(1,282)	$(56)	$1,065	$(1,121)
Specific items attributable to corporate operations:
Peoples discontinued operations	—	2	(2)	—	(147)	147
Other	—	53	(53)	(8)	15	(23)

Total specific items	(2)	1,335	(1,337)	(64)	933	(997)
Other corporate operations	(75)	(48)	(27)	(150)	(86)	(64)

Total net benefit (expense)	$(77)	$1,287	$(1,364)	$(214)	$847	$(1,061)

EPS impact	$(0.14)	$2.18	$(2.32)	$(0.37)	$1.42	$(1.79)

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements for discussion of these items.

Other Corporate Operations

Second Quarter and Year-To-Date 2011 vs. 2010

Net expenses increased primarily due to the absence of a net benefit recorded in 2010 from the discontinuance of hedge accounting and subsequent changes in fair value of certain interest rate derivatives and lower consolidated state income tax benefits.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2011	2010	$ Change	2011	2010	$ Change
(millions)
Net income	$241	$267	$(26)	$519	$362	$157

Overview

Second Quarter 2011 vs. 2010

Net income decreased by $26 million largely due to less favorable weather and an increase in scheduled outage costs, partially offset by favorable economic conditions and other factors.

Year-To-Date 2011 vs. 2010

Net income increased by $157 million largely due to the absence of charges related to a workforce reduction program recorded in 2010 and the impact of favorable economic conditions and other factors, partially offset by less favorable weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2011	2010	$ Change	2011	2010	$ Change
(millions)
Operating revenue	$1,757	$1,711	$46	$3,514	$3,450	$64
Electric fuel and other energy-related purchases	583	589	(6)	1,176	1,221	(45)
Purchased electric capacity	116	108	8	234	215	19

Net revenue	1,058	1,014	44	2,104	2,014	90

Other operations and maintenance	356	317	39	658	836	(178)
Depreciation and amortization	175	165	10	349	328	21
Other taxes	56	53	3	115	117	(2)
Other income	10	28	(18)	39	42	(3)
Interest and related charges	84	83	1	176	171	5
Income tax expense	156	157	(1)	326	242	84

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2011 vs. 2010

Net revenue increased 4%, primarily reflecting:

•	The impact of rate adjustment clauses ($44 million);

•	An increase in ancillary revenues received from PJM ($21 million); partially offset by

•

The net impact ($15 million) of a decrease in sales to retail customers primarily due to a decrease in cooling degree days ($54 million) and an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($39 million).

Other operations and maintenance increased 12%, primarily reflecting a $33 million increase in planned outage costs due to an increase in scheduled outage days at certain generation facilities.

Year-To-Date 2011 vs. 2010

Net revenue increased 4%, primarily reflecting:

•	The impact of rate adjustment clauses ($91 million);

•	An increase in ancillary revenues received from PJM ($28 million); partially offset by

•

The net impact ($29 million) of a decrease in sales to retail customers primarily due to a decrease in cooling degree days ($99 million) and an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($70 million).

Other operations and maintenance decreased 21%, primarily reflecting the absence of charges recorded in 2010 related to a workforce reduction program.

Income tax expense increased 35%, primarily reflecting higher pre-tax income in 2011.

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	Second Quarter			Year-To-Date
	2011	2010	$ Change	2011	2010	$ Change
(millions)
DVP	$102	$105	$(3)	$215	$198	$17
Dominion Generation	144	160	(16)	309	303	6

Primary operating segments	246	265	(19)	524	501	23
Corporate and Other	(5)	2	(7)	(5)	(139)	134

Consolidated	$241	$267	$(26)	$519	$362	$157

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	Second Quarter			Year-To-Date
	2011	2010	% Change	2011	2010	% Change
Electricity delivered (million MWh)	19.9	20.0	(1)%	40.8	41.2	(1)%
Degree days (electric distribution service area):
Cooling	630	724	(13)	631	724	(13)
Heating	222	197	13	2,290	2,323	(1)
Average electric distribution customer accounts (thousands)(1)	2,435	2,420	1	2,435	2,419	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s DVP segment’s net income contribution:

	Second Quarter 2011 vs. 2010 Increase (Decrease)	Year-To-Date 2011 vs. 2010 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(10)	$(19)
Other	3	10
FERC transmission equity return	12	20
Storm damage and service restoration – electric distribution operations	(3)	3
Other	(5)	3

Change in net income contribution	$(3)	$17

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	Second Quarter			Year-To-Date
	2011	2010	% Change	2011	2010	% Change
Electricity supplied (million MWh):	19.9	20.0	(1)%	40.8	41.2	(1)%
Degree days (electric utility service area):
Cooling	630	724	(13)	631	724	(13)
Heating	222	197	13	2,290	2,323	(1)

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s Dominion Generation segment’s net income contribution:

	Second Quarter 2011 vs. 2010 Increase (Decrease)	Year-To-Date 2011 vs. 2010 Increase (Decrease)
(millions)
Outage costs	$(20)	$(10)
Regulated electric sales:
Weather	(23)	(41)
Other	21	38
Rate adjustment clause equity return	4	19
Other	2	—

Change in net income contribution	$(16)	$6

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

At June 30, 2011, Dominion had $1.7 billion of unused capacity under its credit facilities, including $286 million of unused capacity under joint credit facilities available to Virginia Power.

A summary of Dominion’s cash flows is presented below:

	2011	2010
(millions)
Cash and cash equivalents at January 1	$62	$50
Cash flows provided by (used in):
Operating activities	1,287	1,406
Investing activities	(1,535)	1,661
Financing activities	266	(2,706)

Net increase in cash and cash equivalents	18	361

Cash and cash equivalents at June 30	$80	$411

A summary of Virginia Power’s cash flows is presented below:

	2011	2010
(millions)
Cash and cash equivalents at January 1	$5	$19
Cash flows provided by (used in):
Operating activities	837	559
Investing activities	(973)	(1,112)
Financing activities	184	549

Net increase (decrease) in cash and cash equivalents	48	(4)

Cash and cash equivalents at June 30	$53	$15

Operating Cash Flows

Net cash provided by Dominion’s operating activities decreased by $119 million, primarily due to higher margin collateral requirements, lower merchant generation margins, the absence of E&P operations, the impact of less favorable weather on electric utility operations and net changes in working capital items. The decrease was partially offset by lower rate refunds related to the 2009 base rate case, an increase in cash flow from Virginia rate adjustment clauses, lower income tax payments and the absence of a contribution to Dominion’s pension plans made in 2010.

Net cash provided by Virginia Power’s operating activities increased by $278 million, primarily due to lower income tax payments and lower rate refunds related to the 2009 base rate case, as well as an increase in cash flow from rate adjustment clauses. The increase was partially offset by the impact of less favorable weather, lower deferred fuel cost recoveries, and net changes in other working capital items.

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

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of June 30, 2011 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$202	$—	$202
Non-investment grade(2)	5	—	5
No external ratings:
Internally rated—investment grade(3)	46	—	46
Internally rated—non-investment grade(4)	58	—	58

Total	$311	$—	$311

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 40% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 9% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 13% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. At June 30, 2011, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

Investing Cash Flows

For the six months ended June 30, 2011, net cash used in Dominion’s investing activities was $1.5 billion as compared to net cash provided by investing activities of $1.7 billion in 2010, primarily reflecting the absence of the proceeds received from the sale of Dominion’s Appalachian E&P operations in April 2010 and the sale of Peoples in February 2010.

Net cash used in Virginia Power’s investing activities decreased by $139 million, primarily due to lower capital expenditures.

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

Each of the Companies meets the definition of a well-known seasoned issuer under SEC rules governing the registration, communications and offering processes under the Securities Act of 1933, as amended. The rules provide for a streamlined shelf registration process to provide registrants with timely access to capital. This allows the Companies to use automatic shelf registration statements to register any offering of securities, other than those for business combination transactions.

For the six months ended June 30, 2011, net cash provided by Dominion’s financing activities was $266 million as compared to net cash used in financing activities of $2.7 billion in 2010, primarily due to net debt issuances in 2011 compared to net debt repayments in 2010, partially reflecting the use of proceeds from the sales of Dominion’s Appalachian E&P operations and Peoples.

Net cash provided by Virginia Power’s financing activities decreased by $365 million, primarily due to lower net debt issuances in 2011 as a result of higher cash flow from operations.

See Note 14 to the Consolidated Financial Statements for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions, including stock repurchases.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of June 30, 2011, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. As of June 30, 2011, there have been no material changes to debt covenants, nor any events of default under the Companies’ debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2011, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Off-Balance Sheet Arrangements

Leasing Arrangement

Dominion leases the Fairless generating facility in Pennsylvania, which began commercial operations in June 2004. The lease expires in 2013 and, at that time, Dominion may renew the lease on terms mutually agreeable to Dominion and the lessor based on original project costs and current market conditions; purchase Fairless at its original construction cost ($898 million) plus

51% of any appraised value in excess of original construction cost; or sell Fairless, on behalf of the lessor, to an independent third party. As an operating lease, the asset and related borrowings used to finance the construction of the asset are not included in the Consolidated Balance Sheets.

As of June 30, 2011, the lessor held two power plant leases, including Fairless. In late July 2011, the other lessee notified the lessor that it will not renew its lease upon expiration in the fourth quarter of 2011. This may impact Dominion’s determination of whether it must consolidate the lessor. Dominion is evaluating multiple alternatives for the Fairless lease, including pursuing alternative financing structures or purchasing the plant. Pending a decision to pursue a specific course of action, Dominion cannot predict the outcome of this matter at this time.

There have been no other material changes in the off-balance sheet arrangements disclosed in MD&A in Dominion’s Annual Report on Form 10-K for the year ended December 31, 2010.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s and Virginia Power’s Consolidated Financial Statements that may impact the Companies’ future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Future Issues and Other Matters in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Regulatory Matters

See Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, Note 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and Note 12 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, Note 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and Note 15 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Water

Pursuant to a November 2010 settlement, in April 2011, EPA published the proposed rule related to CWA Section 316(b) in the Federal Register.

The rule in its proposed form seeks to establish a uniform national standard for impingement, but forgoes the creation of a single technology standard for entrainment. Instead, the EPA proposes to delegate entrainment technology decisions to state regulators. State regulators are to make case-by-case entrainment technology determinations after an examination of nine facility-specific factors, including a social cost-benefit test.

The proposed rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Under this proposal, Dominion has 18 facilities that may be subject to these proposed regulations. If finalized as proposed, Dominion anticipates that the Company will have to install impingement control technologies at many of these stations that have once-through cooling systems. Dominion and Virginia Power cannot estimate the need or potential for entrainment controls under the proposed rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. However, the impacts of this rule may be material.

Air

The EPA is proceeding with the development of a MACT rulemaking for coal and oil-fired electric utility steam generating units. These rules, as proposed in March 2011, require significant reductions in mercury and other hazardous air pollutants, including acid gases and non-mercury metals, from electric generation facilities. Dominion continues to be governed by individual state mercury emission reduction regulations in Massachusetts and Illinois. The Companies cannot currently predict with certainty whether or to what extent the new rules will ultimately require additional controls, however, if significant expenditures are required, it could have an adverse impact on Dominion’s and Virginia Power’s financial statements.

Nuclear Matters

In March 2011, a magnitude 9.0 earthquake and subsequent tsunami caused significant damage at the Fukushima Daiichi nuclear power station in northeast Japan. It is expected that these events will result in significant nuclear safety reviews required by the NRC, industry groups such as INPO and/or international organizations. Like other U.S. nuclear operators, Dominion is currently gathering data to respond to INPO recommendations related to the ability to respond to design-basis and beyond-design-basis events at its stations. In July 2011, an NRC Task Force provided initial recommendations based on its review of the Fukushima Daiichi accident. The NRC Commissioners are considering these recommendations, and a longer term NRC review of the accident is also underway. Such reviews and recommendations, if adopted, could require nuclear plant modifications and may impact future operations and/or capital requirements at U.S. nuclear facilities, including those owned by Dominion and Virginia Power.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, Part II, Item 1. Legal Proceedings in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and Part II, Item 1. Legal Proceedings in this report for additional information on various legal matters.

Keystone Connector Project

In August 2009, Dominion announced the proposed development of the Keystone Connector Project, a joint venture with The Williams Companies that would transport new natural gas supplies from the Appalachian Basin to Transcontinental Gas Pipe Line Corporation’s Station 195, providing access to markets throughout the eastern U.S. The joint venture was terminated in June 2011. DTI is currently independently marketing its Keystone Connector Project. Project timing is subject to producer drilling plans in the Appalachian Basin, as well as customer demand throughout the mid-Atlantic and Northeast regions.

Natrium Project

In July 2011, Dominion announced the development of a natural gas processing and fractionation facility in Natrium, West Virginia and executed a contract for the construction of the first phase of the facility. This phase of the project is currently over 90% contracted and is expected to be in service by December 2012. The Phase 1 costs for processing, fractionation, plant inlet and outlet natural gas transportation, gathering, and various modes of NGL transportation is approximately $500 million. The complete project is designed to gather up to 400,000 Mcf of natural gas per day and fractionate up to 59,000 barrels of NGLs per day.

Dodd-Frank Act

The Dodd-Frank Act was enacted into law in July 2010 in an effort to improve regulation of financial markets. The Dodd-Frank Act includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform. Non-financial entities that use swaps to hedge or mitigate commercial risk, often referred to as end users, can choose to exempt their hedging transactions from these clearing and exchange trading requirements. In addition, the Dodd-Frank Act allows applicable regulators, including the CFTC and SEC, to impose initial and variation margin requirements on entities who execute swaps. End users were not expressly exempted from these requirements for non-cleared swaps and rules have been proposed that address the margin obligations to be imposed on non-cleared swaps entered with end users. Final rules for the over-the-counter derivative-related provisions of the Dodd-Frank Act, including the clearing, exchange trading and margin requirements, will be established through the ongoing rulemaking process of the applicable regulators. In June 2011 both the CFTC and SEC confirmed that they would not complete the required rulemaking by the July 2011 deadline under the Dodd-Frank Act. Each agency has granted certain temporary relief from specific derivative-related provisions of the Act until the effective date of the applicable rules. The CFTC’s temporary relief would expire no later than December 31, 2011, if not extended. If, as a result of the rulemaking process, Dominion’s or Virginia Power’s derivative activities are not exempted from the clearing, exchange trading or margin requirements, the Companies could be subject to higher costs for their derivative activities, including from higher margin requirements. In addition, implementation of, and compliance with, the over-the-counter derivative provisions of the Dodd-Frank Act by the Companies’ swap counterparties could result in increased costs related to the Companies’ derivative activities. Due to the ongoing rulemaking process, the Companies are currently unable to assess the potential financial statement impact of the Dodd-Frank Act’s derivative-related provisions.

Collective Bargaining Agreement

In July 2011, members of the Local 310, representing about 180 employees at Kewaunee, ratified a new two-year extension of the current labor contract with Dominion. The new contract runs through October 21, 2013.

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

A hypothetical 10% unfavorable change in market prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $253 million and $183 million as of June 30, 2011 and December 31, 2010, respectively. The increase in sensitivity is largely due to settlements of commodity derivative positions existing as of the beginning of the period. A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Dominion’s commodity-based financial derivative instruments held for trading purposes as of June 30, 2011 or December 31, 2010.

The impact of a change in energy commodity prices on Dominion’s non-trading commodity-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net losses from commodity derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction, such as revenue from physical sales of the commodity.

Interest Rate Risk

Dominion and Virginia Power manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in annual earnings at June 30, 2011 or December 31, 2010.

Additionally, Dominion and Virginia Power may use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of June 30, 2011, Dominion and Virginia Power had $1.7 billion and $200 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $53 million in the fair value of Dominion’s interest rate derivatives at June 30, 2011. A hypothetical 10% decrease in market interest rates would not have resulted in a material change in the fair value of Virginia Power’s interest rate derivatives at June 30, 2011. None of these interest rate derivatives were outstanding at December 31, 2010.

The impact of a change in interest rates on Dominion’s and Virginia Power’s interest rate-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net losses from interest rate derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Investment Price Risk

Dominion and Virginia Power are subject to investment price risk due to securities held as investments in nuclear decommissioning and rabbi trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in the Consolidated Balance Sheets at fair value.

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $50 million, $40 million and $95 million for the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. For the six months ended June 30, 2011 and the year ended December 31, 2010, Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $98 million and $182 million, respectively. For the six months ended June 30, 2010, Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized losses on these investments of $109 million.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $16 million, $20 million and $44 million for the six months ended June 30, 2011 and 2010 and for the year ended December 31, 2010, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $43 million and $67 million for the six months ended June 30, 2011 and for the year ended December 31, 2010, respectively. For the six months ended June 30, 2010, Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized losses on these investments of $48 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and Virginia Power are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Companies, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Companies and their subsidiaries are involved in various legal proceedings. Dominion and Virginia Power believe that the ultimate resolution of these proceedings will not have a material adverse effect on their financial position, liquidity or results of operations. See Notes 12 and 15 to the

Consolidated Financial Statements, Future Issues in MD&A and Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and their Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 for discussions on various environmental and other regulatory proceedings to which the Companies are a party.

ITEM 1A. RISK FACTORS

Dominion’s and Virginia Power’s businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 or their Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/11-4/30/11	199,007	$44.70	—	26,540,390 shares/ $1.50 billion
5/1/11-5/31/11	2,440,392	47.00	2,435,774	24,104,616 shares/ $1.39 billion
6/1/11-6/30/11	4,475,618	47.48	4,475,557	19,629,059 shares/ $1.18 billion

Total	7,115,017	$47.24	6,911,331	19,629,059 shares/ $1.18 billion

(1)	In April, May and June 2011, 199,007 shares, 4,618 shares and 61 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted and goal-based stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power
3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 18, 2010 (Exhibit 3.2, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith)	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on July 29, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.	X	X

^	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that one of the Companies specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC.
Registrant

July 29, 2011	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting and Controller (Chief Accounting Officer)

VIRGINIA ELECTRIC AND POWER COMPANY
Registrant

July 29, 2011	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power
3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 18, 2010 (Exhibit 3.2, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith)	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on July 29, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.	X	X