Form 10-Q
period 2011-09-30
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2011-10-28
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At September 30, 2011, the latest practicable date for determination, Dominion Resources, Inc. had 569,611,030 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representations as to the information relating to Dominion Resources, Inc.’s other operations.

COMBINED INDEX

Page Number

	Glossary of Terms	PAGE 3

PART I. Financial Information

Item 1.	Financial Statements	PAGE 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	PAGE 49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	PAGE 65
Item 4.	Controls and Procedures	PAGE 66

PART II. Other Information

Item 1.	Legal Proceedings	PAGE 66
Item 1A.	Risk Factors	PAGE 67
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	PAGE 67
Item 6.	Exhibits	PAGE 68

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2009 Base Rate Review	Order entered by the Virginia Commission in January 2009, pursuant to the Regulation Act, initiating reviews of the base rates and terms and conditions of all investor-owned utilities in Virginia
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA
ASLB	Atomic Safety and Licensing Board
bcf	Billion cubic feet
Bear Garden	A 580 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia
Brayton Point	Brayton Point power station
BREDL	Blue Ridge Environmental Defense League
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as Superfund
CFO	Chief Financial Officer
CO2	Carbon dioxide
COL	Combined Construction Permit and Operating License
Companies	Dominion and Virginia Power, collectively
CONSOL	CONSOL Energy, Inc.
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Cove Point	Dominion Cove Point LNG, LP
CSAPR	Cross State Air Pollution Rule
CWA	Clean Water Act
DEI	Dominion Energy, Inc.
DOE	Department of Energy
Dominion

The legal entity, Dominion Resources, Inc., one or more of Dominion Resources, Inc.’s consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Direct®	A dividend reinvestment and open enrollment direct stock purchase plan
DRS	Dominion Resources Services, Inc.
DSM	Demand-side management
DTI	Dominion Transmission, Inc.
DVP	Dominion Virginia Power operating segment
East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio
E&P	Exploration & production
EPA	Environmental Protection Agency
EPS	Earnings per share

Abbreviation or Acronym	Definition
Fairless	Fairless power station
FERC	Federal Energy Regulatory Commission
Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP Alternative Energy, Inc. in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
IRP	Integrated Resource Plan
ISO	Independent system operator
June 2006 hybrids	2006 Series A Enhanced Junior Subordinated Notes due 2066
Juniper	Juniper Capital L.P.
Kewaunee	Kewaunee nuclear power station
Kincaid	Kincaid power station
LNG	Liquefied natural gas
Local 12502	United Steelworkers, Local 12502
Local G-555	The Gas Workers Union, Local G-555, Utility Workers Union of America, AFL-CIO
Manchester Street	Manchester Street power station
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Medicare Act	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
Medicare Part D	Prescription drug benefit introduced in the Medicare Act
Millstone	Millstone nuclear power station
Moody’s	Moody’s Investors Service
Mt. Storm-to-Doubs line	Virginia Power project to rebuild approximately 96 miles of an existing 500-kilovolt transmission line in Virginia and West Virginia
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NedPower	A wind-turbine facility joint venture between Dominion and Shell WindEnergy Inc. in Grant County, West Virginia
NGLs	Natural gas liquids
NHSM	Non-hazardous secondary material
North Anna	North Anna nuclear power station
North Carolina Commission	North Carolina Utilities Commission
NOX	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio

Abbreviation or Acronym	Definition
OPEB	Other Postretirement Employee Benefits
Peoples	The Peoples Natural Gas Company
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PNG Companies LLC	An indirect subsidiary of SteelRiver Infrastructure Fund North America
RCCs	Replacement Capital Covenants
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act

RGGI	Regional Greenhouse Gas Initiative
Rider B	A rate adjustment clause associated with the recovery of costs related to the proposed conversion of three of Virginia Power’s coal-fired power stations to biomass
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider W	A rate adjustment clause associated with the recovery of costs related to the proposed Warren County, Virginia Power Station
Rate adjustment clauses associated with the recovery of costs related to certain DSM programs
ROE	Return on equity
RPS	Renewable Portfolio Standard
RTO	Regional transmission organization
Salem Harbor	Salem Harbor power station
SEC	Securities and Exchange Commission
September 2006 hybrids	2006 Series B Enhanced Junior Subordinated Notes due 2066
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
State Line	State Line power station
Surry	Surry nuclear power station
TGP	Tennessee Gas Pipeline
U.S.	United States of America
UAO	Unilateral Administrative Order
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 585 MW baseload carbon-capture compatible, clean coal powered electric generation facility under construction in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries
Virginia Settlement Approval Order	Order issued by the Virginia Commission in March 2010 concluding Virginia Power’s 2009 Base Rate Review
VPDES	Virginia Pollutant Discharge Elimination System
VSWCB	Virginia State Water Control Board
Yorktown	Yorktown power station

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions, except per share amounts)
Operating Revenue	$3,803	$3,950	$11,201	$11,451

Operating Expenses
Electric fuel and other energy-related purchases	1,243	1,180	3,270	3,164
Purchased electric capacity	109	116	344	333
Purchased gas	335	367	1,342	1,550
Other operations and maintenance	885	788	2,523	2,709
Depreciation, depletion and amortization	268	263	785	794
Other taxes	130	117	416	405

Total operating expenses	2,970	2,831	8,680	8,955
Gain on sale of Appalachian E&P operations	—	—	—	2,467

Income from operations	833	1,119	2,521	4,963

Other income	16	63	112	109
Interest and related charges	249	229	692	600

Income from continuing operations including noncontrolling interests before income tax expense	600	953	1,941	4,472
Income tax expense	204	374	722	1,803

Income from continuing operations including noncontrolling interests	396	579	1,219	2,669
Loss from discontinued operations(1)	—	—	—	(147)

Net Income Including Noncontrolling Interests	396	579	1,219	2,522
Noncontrolling Interests	4	4	12	12

Net Income Attributable to Dominion	$392	$575	$1,207	$2,510

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$392	$575	$1,207	$2,657
Loss from discontinued operations, net of tax	—	—	—	(147)

Net income attributable to Dominion	$392	$575	$1,207	$2,510

Earnings Per Common Share – Basic
Income from continuing operations	$0.69	$0.98	$2.10	$4.49
Loss from discontinued operations	—	—	—	(0.25)

Net income attributable to Dominion	$0.69	$0.98	$2.10	$4.24

Earnings Per Common Share – Diluted
Income from continuing operations	$0.69	$0.98	$2.10	$4.48
Loss from discontinued operations	—	—	—	(0.25)

Net income attributable to Dominion	$0.69	$0.98	$2.10	$4.23

Dividends declared per common share	$0.4925	$0.4575	$1.4775	$1.3725

(1)	Includes income tax expense of $13 million for the nine months ended September 30, 2010.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$212	$62
Customer receivables (less allowance for doubtful accounts of $28 and $26)	1,646	2,158
Other receivables (less allowance for doubtful accounts of $8 and $9)	228	88
Inventories	1,326	1,163
Derivative assets	598	739
Other	1,257	1,190

Total current assets	5,267	5,400

Investments
Nuclear decommissioning trust funds	2,799	2,897
Investment in equity method affiliates	559	571
Restricted cash equivalents	204	400
Other	290	283

Total investments	3,852	4,151

Property, Plant and Equipment
Property, plant and equipment	42,155	39,855
Accumulated depreciation, depletion and amortization	(13,744)	(13,142)

Total property, plant and equipment, net	28,411	26,713

Deferred Charges and Other Assets
Goodwill	3,141	3,141
Regulatory assets	1,410	1,446
Other	1,949	1,966

Total deferred charges and other assets	6,500	6,553

Total assets	$44,030	$42,817

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2011	December 31, 2010(1)
(millions)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Securities due within one year	$1,327	$497
Short-term debt	783	1,386
Accounts payable	1,138	1,562
Accrued interest, payroll and taxes	647	849
Other	1,601	1,479

Total current liabilities	5,496	5,773

Long-Term Debt
Long-term debt	15,418	14,023
Junior subordinated notes payable to affiliates	268	268
Enhanced junior subordinated notes	1,467	1,467

Total long-term debt	17,153	15,758

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,130	4,708
Asset retirement obligations	1,654	1,577
Regulatory liabilities	1,251	1,392
Other	1,457	1,355

Total deferred credits and other liabilities	9,492	9,032

Total liabilities	32,141	30,563

Commitments and Contingencies (see Note 15)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholders’ Equity

Common stock – no par(2)	5,171	5,715
Other paid-in capital	182	194
Retained earnings	6,778	6,418
Accumulated other comprehensive loss	(499)	(330)

Total common shareholders’ equity	11,632	11,997

Total liabilities and shareholders’ equity	$44,030	$42,817

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 570 million and 581 million shares outstanding at September 30, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30,	2011	2010
(millions)
Operating Activities
Net income including noncontrolling interests	$1,219	$2,522
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Gain from sale of Appalachian E&P operations	—	(2,467)
Loss from sale of Peoples	—	113
Charges (payments) related to workforce reduction program	(93)	261
Impairment of merchant generation facility	55	163
Depreciation, depletion and amortization (including nuclear fuel)	951	946
Deferred income taxes and investment tax credits	643	310
Contribution to employee pension plans	—	(250)
Rate refunds	(64)	(413)
Other adjustments	(3)	(20)
Changes in:
Accounts receivable	527	360
Inventories	(162)	(23)
Deferred fuel and purchased gas costs	(60)	(147)
Prepayments	(53)	274
Accounts payable	(419)	(51)
Accrued interest, payroll and taxes	(201)	270
Margin deposit assets and liabilities	(92)	(23)
Other operating assets and liabilities	150	59

Net cash provided by operating activities	2,398	1,884

Investing Activities
Plant construction and other property additions	(2,616)	(2,509)
Proceeds from the sale of Appalachian E&P operations	—	3,450
Proceeds from the sale of Peoples	—	741
Proceeds from sale of securities	1,404	1,938
Purchases of securities	(1,459)	(2,470)
Restricted cash equivalents	196	—
Other	111	75

Net cash provided by (used in) investing activities	(2,364)	1,225

Financing Activities
Repayment of short-term debt, net	(602)	(1,195)
Issuance and remarketing of long-term debt	2,245	550
Repayment of long-term debt	(74)	(414)
Issuance of common stock	37	66
Repurchase of common stock	(601)	(900)
Common dividend payments	(848)	(810)
Subsidiary preferred dividend payments	(12)	(12)
Other	(29)	2

Net cash provided by (used in) financing activities	116	(2,713)

Increase in cash and cash equivalents	150	396
Cash and cash equivalents at beginning of period	62	50

Cash and cash equivalents at end of period	$212	$446

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$237	$192

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions)
Operating Revenue	$2,177	$2,111	$5,691	$5,561

Operating Expenses
Electric fuel and other energy-related purchases	746	694	1,922	1,915
Purchased electric capacity	108	116	342	331
Other operations and maintenance:
Affiliated suppliers	79	85	229	293
Other	435	319	943	947
Depreciation and amortization	184	171	533	499
Other taxes	57	53	172	170

Total operating expenses	1,609	1,438	4,141	4,155

Income from operations	568	673	1,550	1,406

Other income	25	25	64	67
Interest and related charges	114	88	290	259

Income before income tax expense	479	610	1,324	1,214
Income tax expense	182	230	508	472

Net Income	297	380	816	742
Preferred dividends	4	4	12	12

Balance available for common stock	$293	$376	$804	$730

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$24	$5
Customer receivables (less allowance for doubtful accounts of $11 at both dates)	964	905
Other receivables (less allowance for doubtful accounts of $8 and $6)	137	54
Inventories (average cost method)	732	597
Prepayments	71	65
Other	450	355

Total current assets	2,378	1,981

Investments
Nuclear decommissioning trust funds	1,285	1,319
Restricted cash equivalents	38	169
Other	3	4

Total investments	1,326	1,492

Property, Plant and Equipment
Property, plant and equipment	28,986	27,607
Accumulated depreciation and amortization	(10,088)	(9,712)

Total property, plant and equipment, net	18,898	17,895

Deferred Charges and Other Assets
Intangible assets	176	212
Regulatory assets	387	370
Other	130	312

Total deferred charges and other assets	693	894

Total assets	$23,295	$22,262

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2011	December 31, 2010(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$15	$15
Short-term debt	550	600
Accounts payable	455	499
Payables to affiliates	84	76
Affiliated current borrowings	215	103
Accrued interest, payroll and taxes	287	214
Other	651	571

Total current liabilities	2,257	2,078

Long-Term Debt	6,853	6,702

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,074	2,672
Asset retirement obligations	705	669
Regulatory liabilities	1,029	1,174
Other	266	203

Total deferred credits and other liabilities	5,074	4,718

Total liabilities	14,184	13,498

Commitments and Contingencies (see Note 15)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock – no par(2)	5,738	5,738
Other paid-in capital	1,111	1,111
Retained earnings	1,990	1,634
Accumulated other comprehensive income	15	24

Total common shareholder’s equity	8,854	8,507

Total liabilities and shareholder’s equity	$23,295	$22,262

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2010 has been derived from the audited Consolidated Financial Statements at that date.
(2)	500,000 shares and 300,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 274,723 shares outstanding at both September 30, 2011 and December 31, 2010.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2011	2010
(millions)
Operating Activities
Net income	$816	$742
Adjustments to reconcile net income to net cash provided by operating activities:
Charges (payments) related to workforce reduction program	(41)	98
Depreciation and amortization (including nuclear fuel)	625	584
Deferred income taxes and investment tax credits	449	399
Rate refunds	(64)	(413)
Contribution to employee pension plans	—	(119)
Other adjustments	9	(32)
Changes in:
Accounts receivable	14	(38)
Affiliated accounts receivable and payable	7	1
Inventories	(135)	10
Deferred fuel expenses	(58)	(126)
Accounts payable	6	80
Accrued interest, payroll and taxes	72	66
Prepayments	(6)	(62)
Other operating assets and liabilities	3	48

Net cash provided by operating activities	1,697	1,238

Investing Activities
Plant construction and other property additions	(1,392)	(1,579)
Purchases of nuclear fuel	(169)	(114)
Purchases of securities	(850)	(976)
Proceeds from sales of securities	838	959
Restricted cash equivalents	131	—
Other	11	2

Net cash used in investing activities	(1,431)	(1,708)

Financing Activities
Repayment of short-term debt, net	(50)	(342)
Issuance of affiliated current borrowings, net	112	897
Remarketing/issuance of long-term debt	160	300
Repayment of long-term debt	(10)	(11)
Common dividend payments	(448)	(360)
Preferred dividend payments	(12)	(12)
Other	1	1

Net cash provided by (used in) financing activities	(247)	473

Increase in cash and cash equivalents	19	3
Cash and cash equivalents at beginning of period	5	19

Cash and cash equivalents at end of period	$24	$22

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$86	$114
Settlement of debt and issuance of common stock to Dominion	—	636

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and their Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of September 30, 2011, their results of operations for the three and nine months ended September 30, 2011 and 2010 and their cash flows for the nine months ended September 30, 2011 and 2010. Such adjustments are normal and recurring in nature unless otherwise noted.

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

The following table presents selected information regarding the results of operations of Peoples, which are reported as discontinued operations in Dominion’s Consolidated Statements of Income:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
(millions)
Operating revenue	$—	$67
Income (loss) before income taxes	—	(134)

Note 4. Ceiling Test

Dominion follows the full cost method of accounting for its gas and oil E&P activities, which subjects capitalized costs to a quarterly ceiling test using hedge-adjusted prices. Due to the April 2010 sale of substantially all of its Appalachian E&P operations, as of September 30, 2011, Dominion no longer has any significant gas and oil properties subject to the ceiling test calculation.

At March 31, 2010, Dominion recorded a ceiling test impairment charge of $21 million ($13 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income primarily due to a decline in hedge-adjusted prices reflecting the discontinuance of hedge accounting for certain cash flow hedges, as discussed in Note 3.

Note 5. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions)
Dominion
Electric sales:
Regulated	$2,136	$2,083	$5,594	$5,488
Nonregulated	915	1,072	2,650	2,857
Gas sales:
Regulated	25	25	208	209
Nonregulated	281	375	1,220	1,502
Gas transportation and storage	291	289	1,151	1,070
Other	155	106	378	325

Total operating revenue	$3,803	$3,950	$11,201	$11,451

Virginia Power
Regulated electric sales	$2,136	$2,083	$5,594	$5,488
Other	41	28	97	73

Total operating revenue	$2,177	$2,111	$5,691	$5,561

Note 6. Income Taxes

Continuing Operations

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Nine Months Ended September 30,	2011	2010	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.6	4.5	3.9	3.9
Legislative changes	—	1.2	—	1.3
Other, net	(1.4)	(0.4)	(0.5)	(1.3)

Effective tax rate	37.2%	40.3%	38.4%	38.9%

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

See Note 6 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of the Companies’ unrecognized tax benefits. During the nine months ended September 30, 2011, Dominion’s and Virginia Power’s unrecognized tax benefits changed as follows:

	Dominion	Virginia Power
(millions)
Balance at January 1, 2011	$307	$117
Increases – prior period positions	24	17
Decreases – prior period positions	(53)	(33)
Current period positions	41	23

Balance at September 30, 2011	$319	$124

With the expiration of statutes of limitations, completion of audits and possible settlements with tax authorities, it is reasonably possible that unrecognized tax benefits could decrease during the next 12 months by up to $60 million for Dominion and up to $30 million for Virginia Power. In addition, based on Dominion’s decision in October 2011 to file tax refund claims involving uncertainty in the reporting of asset dispositions, unrecognized tax benefits increased by $96 million.

Discontinued Operations

Income tax expense in 2010 for Dominion’s discontinued operations primarily reflects the impact of goodwill written off in the sale of Peoples that is not deductible for tax purposes and the reversal of deferred taxes for which the benefit was offset by the reversal of income tax-related regulatory assets.

Note 7. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions, except EPS)
Net income attributable to Dominion	$392	$575	$1,207	$2,510

Average shares of common stock outstanding – Basic	569.4	585.0	574.2	591.7
Net effect of potentially dilutive securities(1)	1.8	1.4	1.4	1.1

Average shares of common stock outstanding – Diluted	571.2	586.4	575.6	592.8

Earnings Per Common Share – Basic	$0.69	$0.98	$2.10	$4.24
Earnings Per Common Share – Diluted	$0.69	$0.98	$2.10	$4.23

(1)	Potentially dilutive securities consist of options, goal-based stock and contingently convertible senior notes.

There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2011 and 2010.

Note 8. Comprehensive Income

The following table presents Dominion’s total comprehensive income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
(millions)
Net income including noncontrolling interests	$396		$579		$1,219		$2,522
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(94	)(1)	(56)		(172	)(1)	(61)
Other, net of tax	(76	)(2)	70	(3)	3		86	(3)

Other comprehensive income (loss)	(170)		14		(169)		25

Comprehensive income including noncontrolling interests	226		593		1,050		2,547
Noncontrolling interests	4		4		12		12

Total comprehensive income attributable to Dominion	$222		$589		$1,038		$2,535

(1)	Primarily reflects unfavorable changes in fair value due to a decrease in interest rates.
(2)	Primarily reflects a net decrease in unrealized gains on investments held in nuclear decommissioning trusts.
(3)	Primarily reflects a net increase in unrealized gains on investments held in nuclear decommissioning trusts.

The following table presents Virginia Power’s total comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions)
Net income	$297	$380	$816	$742
Other comprehensive income (loss):
Net other comprehensive loss associated with effective portion of changes in fair value of derivatives designated as cash flow hedges, net of taxes and amounts reclassified to earnings	(3)	(1)	(4)	(9)
Other, net of tax	(8)	6	(5)	2

Other comprehensive income (loss)	(11)	5	(9)	(7)

Total comprehensive income	$286	$385	$807	$735

Note 9. Fair Value Measurements

Dominion’s and Virginia Power’s fair value measurements are made in accordance with the policies discussed in Note 7 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2010. See Note 10 in this report for further information about their derivatives and hedge accounting activities.

At September 30, 2011, Dominion’s and Virginia Power’s net balance of commodity derivatives categorized as Level 3 fair value measurements was a net liability of $42 million and $21 million, respectively. A hypothetical 10% increase in commodity prices would increase Dominion’s and Virginia Power’s Level 3 net liability by $100 million and $7 million, respectively, while a hypothetical 10% decrease in commodity prices would decrease Dominion’s and Virginia Power’s Level 3 net liability by $101 million and $7 million, respectively.

Non-recurring Fair Value Measurements

In September 2010, Virginia Power evaluated its SO2 emissions allowances not expected to be consumed by its generating units for potential impairment due to the significant decline in market prices since the July 2010 release of the EPA’s proposed replacement rule for CAIR, ultimately known as CSAPR. As a result of this evaluation, Virginia Power recorded an impairment charge of $13 million ($8 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income, to write down its SO2 emissions allowances not expected to be consumed to their estimated fair value of less than $1 million. In the third quarter of 2011, Dominion and Virginia Power evaluated their SO2 emissions allowances not expected to be consumed by generating units for potential impairment due to the EPA’s issuance of CSAPR as discussed in Note 15. Prior to the issuance of CSAPR, Dominion and Virginia Power held $57 million and $43 million, respectively, of SO2 emissions allowances obtained for ARP and CAIR compliance. Due to CSAPR’s establishment of a new allowance program and the elimination of CAIR, Dominion and Virginia Power have more SO2 emissions allowances than needed for ARP compliance. As a result of this evaluation, Dominion and Virginia Power recorded an impairment charge of $57 million ($34 million after-tax) and $43 million ($26 million after-tax), respectively, in other operations and maintenance expense in their Consolidated Statements of Income, to write down these emissions allowances to their estimated fair value of less than $1 million. To estimate the value of these emissions allowances in both impairment tests, Dominion utilized a market approach by obtaining broker quotes to validate CSAPR’s impact on emissions allowance prices. However, due to limited market activity for future SO2 vintage year allowances, these are considered a Level 3 fair value measurement.

In June 2010, Dominion evaluated State Line for impairment due to the station’s relatively low level of profitability combined with the EPA’s issuance of a new stringent 1-hour primary NAAQS for SO2 that would likely require significant environmental capital expenditures in the future. As a result of this evaluation, Dominion recorded an impairment charge of $163 million ($95 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income, to write down State Line’s long-lived assets to their estimated fair value of $59 million. During March 2011, Dominion determined that it was unlikely that State Line would participate in the May 2011 PJM capacity base residual auction that would commit State Line’s capacity from June 2014 through May 2015. This determination reflected an expectation that margins for coal-fired generation will remain compressed in the 2014 and 2015 period in combination with the expectation that State Line may be impacted during the same time period by environmental regulations that would likely require significant capital expenditures. As a result, Dominion evaluated State Line for impairment since it was more likely than not that State Line would be retired before the end of its previously estimated useful life. As a result of this evaluation, Dominion recorded an impairment charge of $55 million ($39 million after-tax) reflected in other operations and maintenance expense in its Consolidated Statement of Income, to write down State Line’s long-lived assets to their estimated fair value of less than $1 million. As management was not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion used the income approach (discounted cash flows) to estimate the fair value of State Line’s long-lived assets in both impairment tests. These were considered Level 3 fair value measurements due to the use of significant unobservable inputs including estimates of future power and other commodity prices.

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2011
Assets
Derivatives:
Commodity	$34	$623	$107	$764
Interest rate	—	103	—	103
Investments(1):
Equity securities:
U.S.:
Large cap	1,551	—	—	1,551
Other	45	—	—	45
Non-U.S.:
Large cap	11	—	—	11
Fixed Income:
Corporate debt instruments	—	310	—	310
U.S. Treasury securities and agency debentures	309	175	—	484
State and municipal	—	296	—	296
Other	—	29	—	29
Cash equivalents and other	1	69	—	70
Restricted cash equivalents	—	204	—	204

Total assets	$1,951	$1,809	$107	$3,867

Liabilities
Derivatives:
Commodity	$7	$728	$149	$884
Interest Rate	—	236	—	236

Total liabilities	$7	$964	$149	$1,120

At December 31, 2010
Assets
Derivatives:
Commodity	$62	$734	$47	$843
Interest rate	—	54	—	54
Investments(1):
Equity securities:
U.S.:
Large cap	1,709	—	—	1,709
Other	56	—	—	56
Non-U.S.:
Large cap	12	—	—	12
Fixed Income:
Corporate debt instruments	—	327	—	327
U.S. Treasury securities and agency debentures	228	165	—	393
State and municipal	—	286	—	286
Other	—	19	—	19
Cash equivalents and other	25	97	—	122
Restricted cash equivalents	—	400	—	400

Total assets	$2,092	$2,082	$47	$4,221

Liabilities
Derivatives:
Commodity	$12	$716	$97	$825
Interest rate	—	5	—	5

Total liabilities	$12	$721	$97	$830

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions)
Beginning balance	$(122)	$32	$(50)	$(66)
Total realized and unrealized gains (losses):
Included in earnings	(16)	27	(24)	40
Included in other comprehensive income (loss)	75	(65)	16	20
Included in regulatory assets/liabilities	(3)	(13)	(35)	1
Settlements	24	(23)	47	(41)
Transfers out of Level 3	—	25	4	29

Ending balance	$(42)	$(17)	$(42)	$(17)

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$7	$4	$29	$(3)

The following table presents Dominion’s gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy-related purchases	Purchased gas	Total
(millions)
Three Months Ended September 30, 2011
Total gains (losses) included in earnings	$(8)	$(8)	$—	$(16)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	7	—	—	7

Three Months Ended September 30, 2010
Total gains (losses) included in earnings	$5	$22	$—	$27
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	4	—	—	4

Nine Months Ended September 30, 2011
Total gains (losses) included in earnings	$(8)	$(16)	$—	$(24)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	29	—	—	29

Nine Months Ended September 30, 2010
Total gains (losses) included in earnings	$(5)	$49	$(4)	$40
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(3)	—	—	(3)

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2011
Assets
Derivatives:
Commodity	$—	$1	$2	$3
Investments(1):
Equity securities:
U.S.:
Large cap	613	—	—	613
Other	20	—	—	20
Fixed income:
Corporate debt instruments	—	189	—	189
U.S. Treasury securities and agency debentures	146	50	—	196
State and municipal	—	100	—	100
Other	—	22	—	22
Cash equivalents and other	—	47	—	47
Restricted cash equivalents	—	38	—	38

Total assets	$779	$447	$2	$1,228

Liabilities
Derivatives:
Commodity	$—	$6	$23	$29
Interest Rate	—	82	—	82

Total liabilities	$—	$88	$23	$111

At December 31, 2010
Assets
Derivatives:
Commodity	$—	$12	$15	$27
Investments(1):
Equity securities:
U.S.:
Large cap	676	—	—	676
Other	25	—	—	25
Fixed Income:
Corporate debt instruments	—	215	—	215
U.S. Treasury securities and agency debentures	80	63	—	143
State and municipal	—	102	—	102
Other	—	15	—	15
Cash equivalents and other	10	61	—	71
Restricted cash equivalents	—	169	—	169

Total assets	$791	$637	$15	$1,443

Liabilities
Derivatives:
Commodity	$—	$5	$1	$6

Total liabilities	$—	$5	$1	$6

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions)
Beginning balance	$(18)	$5	$14	$(10)
Total realized and unrealized gains (losses):
Included in earnings	(8)	22	(16)	48
Included in regulatory assets/liabilities	(3)	(13)	(35)	2
Settlements	8	(22)	16	(48)

Ending balance	$(21)	$(8)	$(21)	$(8)

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2011 and 2010.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$16,745	$19,381	$14,520	$16,112
Junior subordinated notes payable to affiliates	268	275	268	261
Enhanced junior subordinated notes	1,467	1,539	1,467	1,560
Subsidiary preferred stock(3)	257	262	257	249

Virginia Power
Long-term debt, including securities due within one year(2)	$6,868	$8,233	$6,717	$7,489
Preferred stock(3)	257	262	257	249

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At September 30, 2011 and December 31, 2010, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $103 million and $49 million, respectively.
(3)	Includes issuance expenses of $2 million at September 30, 2011 and December 31, 2010.

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

Dominion

The following table presents the volume of Dominion’s derivative activity as of September 30, 2011. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting deals, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	257	67
Basis	891	405
Electricity (MWh):
Fixed price(1)	20,137,147	23,255,392
FTRs	78,993,580	779,328
Capacity (MW)	155,416	289,585
Liquids (gallons)(2)	138,516,000	281,064,000
Interest rate	$1,600,000,000	$2,690,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

For the three and nine months ended September 30, 2011 and 2010, gains or losses on hedging instruments determined to be ineffective were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices and were not material for the three and nine months ended September 30, 2011 and 2010.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at September 30, 2011:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(19)	$(7)	39 months
Electricity	38	21	51 months
NGLs	(39)	(24)	39 months
Other	6	1	44 months
Interest rate	(107)	(5)	375 months

Total	$(121)	$(14)

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

In addition, changes to Dominion’s financing needs during the first and second quarters of 2010 resulted in the discontinuance of hedge accounting for certain cash flow hedges, since it became probable that forecasted interest payments would not occur. In connection with the discontinuance of hedge accounting for these contracts, Dominion recognized a benefit recorded to interest and related charges reflecting the reclassification of gains from AOCI to earnings of $110 million ($67 million after-tax) in the nine months ended September 30, 2010. The reclassification of gains from AOCI to earnings was partially offset by subsequent changes in fair value of $37 million ($23 million after-tax) for the nine months ended September 30, 2010.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
September 30, 2011
ASSETS
Current Assets
Commodity	$150	$412	$562
Interest rate	36	—	36

Total current derivative assets	186	412	598

Noncurrent Assets
Commodity	105	97	202
Interest rate	67	—	67

Total noncurrent derivative assets(1)	172	97	269

Total derivative assets	$358	$509	$867

LIABILITIES
Current Liabilities
Commodity	$186	$476	$662
Interest rate	124	7	131

Total current derivative liabilities(2)	310	483	793

Noncurrent Liabilities
Commodity	119	103	222
Interest rate	74	31	105

Total noncurrent derivative liabilities(3)	193	134	327

Total derivative liabilities	$503	$617	$1,120

December 31, 2010
ASSETS
Current Assets
Commodity	$291	$425	$716
Interest rate	23	—	23

Total current derivative assets	314	425	739

Noncurrent Assets
Commodity	44	83	127
Interest rate	31	—	31

Total noncurrent derivative assets(1)	75	83	158

Total derivative assets	$389	$508	$897

LIABILITIES
Current Liabilities
Commodity	$178	$455	$633

Total current derivative liabilities(2)	178	455	633

Noncurrent Liabilities
Commodity	86	106	192
Interest rate	5	—	5

Total noncurrent derivative liabilities(3)	91	106	197

Total derivative liabilities	$269	$561	$830

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Dominion’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$28
Purchased gas		(7)
Electric fuel and other energy-related purchases		2

Total commodity	$69	23	$(1)

Interest rate(3)	(204)	(8)	(76)

Total	$(135)	$15	$(77)

Three Months Ended September 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$88
Purchased gas		(6)
Electric fuel and other energy-related purchases		4
Purchased electric capacity		1

Total commodity	$(5)	87	$(6)

Interest rate(3)	—	—	1
Foreign currency(4)	—	—	—

Total	$(5)	$87	$(5)

Nine Months Ended September 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$88
Purchased gas		(61)
Electric fuel and other energy-related purchases		4
Purchased electric capacity		1

Total commodity	$(24)	32	$(10)

Interest rate(3)	(236)	(8)	(76)

Total	$(260)	$24	$(86)

Nine Months Ended September 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$383
Purchased gas		(122)
Electric fuel and other energy-related purchases		(4)
Purchased electric capacity		3

Total commodity	$277	260	$(17)

Interest rate(3)	(3)	109	(23)
Foreign currency(4)	—	1	(2)

Total	$274	$370	$(42)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2011	2010	2011	2010
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$15	$45	$56	$71
Purchased gas	(10)	(13)	(28)	(42)
Electric fuel and other energy-related purchases	(8)	23	(16)	48
Interest rate(2)	(4)	—	(4)	(37)

Total	$(7)	$55	$8	$40

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

Virginia Power

The following table presents the volume of Virginia Power’s derivative activity as of September 30, 2011. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting deals, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	8	—
Basis	4	—
Electricity (MWh):
Fixed price	614,400	—
FTRs	78,565,145	779,328
Capacity (MW)	122,000	182,500
Interest rate	$800,000,000	$490,000,000

For the three and nine months ended September 30, 2011 and 2010, gains or losses on hedging instruments determined to be ineffective were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices and were not material for the three and nine months ended September 30, 2011 and 2010.

Gains (losses) on cash flow hedges included in AOCI in Virginia Power’s Consolidated Balance Sheet at September 30, 2011 were not material.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
September 30, 2011
ASSETS
Current Assets
Commodity	$1	$2	$3

Total current derivative assets(1)	1	2	3

Total derivative assets	$1	$2	$3

LIABILITIES
Current Liabilities
Commodity	$3	$24	$27
Interest rate	34	7	41

Total current derivative liabilities(2)	37	31	68

Noncurrent Liabilities
Commodity	2	—	2
Interest rate	10	31	41

Total noncurrent derivative liabilities(3)	12	31	43

Total derivative liabilities	$49	$62	$111

December 31, 2010
ASSETS
Current Assets
Commodity	$12	$15	$27

Total current derivative assets(1)	12	15	27

Total derivative assets	$12	$15	$27

LIABILITIES
Current Liabilities
Commodity	$2	$1	$3

Total current derivative liabilities(2)	2	1	3

Noncurrent Liabilities
Commodity	3	—	3

Total noncurrent derivative liabilities(3)	3	—	3

Total derivative liabilities	$5	$1	$6

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$(1)	(1)	$(1)

Interest rate(3)	(5)	—	(76)

Total	$(6)	$(1)	$(77)

Three Months Ended September 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Purchased electric capacity		$1

Total commodity	$(1)	1	$(6)

Interest rate(3)	—	—	1

Total	$(1)	$1	$(5)

Nine Months Ended September 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Purchased electric capacity		$1

Total commodity	$(1)	1	$(10)

Interest rate(3)	(5)	1	(76)

Total	$(6)	$2	$(86)

Nine Months Ended September 30, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)
Purchased electric capacity		3

Total commodity	$(2)	2	$(17)

Interest rate(3)	(1)	9	(23)
Foreign currency(4)	—	—	(2)

Total	$(3)	$11	$(42)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.
(4)	Amounts are recorded in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2011	2010	2011	2010
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(8)	$22	$(16)	$49
Interest rate(3)	(4)	—	(4)	(3)

Total	$(12)	$22	$(20)	$46

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts are recorded in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.

Note 11. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $89 million and $93 million at September 30, 2011 and December 31, 2010, respectively. Net unrealized losses on trading securities totaled $5 million and $1 million for the three and nine months ended September 30, 2011, respectively. Net unrealized losses on trading securities totaled $1 million for the nine months ended September 30, 2010. Cost-method investments held in Dominion’s rabbi trusts totaled $17 million and $18 million at September 30, 2011 and December 31, 2010, respectively.

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
(millions)
September 30, 2011
Marketable equity securities
U.S.:
Large Cap	$1,147	$377	$—		$1,524
Other	36	4	—		40
Marketable debt securities:
Corporate bonds	294	18	(2)		310
U.S. Treasury securities and agency debentures	460	24	(1)		483
State and municipal	237	18	—		255
Other	29	1	(1)		29
Cost method investments	113	—	—		113
Cash equivalents and other(2)	45	—	—		45

Total	$2,361	$442	$(4	)(3)	$2,799

December 31, 2010
Marketable equity securities:
U.S.:
Large Cap	$1,161	$515	$—		$1,676
Other	39	11	—		50
Marketable debt securities:
Corporate bonds	310	18	(1)		327
U.S. Treasury securities and agency debentures	380	12	(1)		391
State and municipal	244	7	(4)		247
Other	19	—	—		19
Cost method investments	108	—	—		108
Cash equivalents and other(2)	79	—	—		79

Total	$2,340	$563	$(6	)(3)	$2,897

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $23 million and $43 million at September 30, 2011 and December 31, 2010, respectively.
(3)	The fair value of securities in an unrealized loss position was $158 million and $252 million at September 30, 2011 and December 31, 2010, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at September 30, 2011 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$93
Due after one year through five years	304
Due after five years through ten years	316
Due after ten years	364

Total	$1,077

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions)
Proceeds from sales	$465	$398	$1,404	$1,538
Realized gains(1)	23	16	55	89
Realized losses(1)	62	4	82	58

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Dominion recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions)
Total other-than-temporary impairment losses(1)	$54	$4	$69	$52
Losses recorded to decommissioning trust regulatory liability	(16)	(1)	(22)	(17)
Losses recognized in other comprehensive income (before taxes)	(2)	—	(3)	(2)

Net impairment losses recognized in earnings	$36	$3	$44	$33

(1)	Amount includes other-than-temporary impairment losses for debt securities of $3 million and $1 million for the three months ended September 30, 2011 and 2010, respectively, and $5 million and $4 million for the nine months ended September 30, 2011 and 2010, respectively.

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
(millions)
September 30, 2011
Marketable equity securities:
U.S.:
Large Cap	$459	$154	$—		$613
Other	18	2	—		20
Marketable debt securities:
Corporate bonds	180	10	(1)		189
U.S. Treasury securities and agency debentures	189	7	—		196
State and municipal	93	7	—		100
Other	22	1	(1)		22
Cost method investments	113	—	—		113
Cash equivalents and other(2)	32	—	—		32

Total	$1,106	$181	$(2	)(3)	$1,285

December 31, 2010
Marketable equity securities
U.S.:
Large Cap	$469	$207	$—		$676
Other	20	5	—		25
Marketable debt securities:
Corporate bonds	205	10	—		215
U.S. Treasury securities and agency debentures	141	2	—		143
State and municipal	103	1	(2)		102
Other	15	—	—		15
Cost method investments	108	—	—		108
Cash equivalents and other(2)	35	—	—		35

Total	$1,096	$225	$(2	)(3)	$1,319

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $14 million and $35 million at September 30, 2011 and December 31, 2010, respectively.
(3)	The fair value of securities in an unrealized loss position was $101 million and $159 million at September 30, 2011 and December 31, 2010, respectively.

The fair value of Virginia Power’s debt securities at September 30, 2011, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$11
Due after one year through five years	164
Due after five years through ten years	199
Due after ten years	133

Total	$507

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions)
Proceeds from sales	$242	$248	$838	$959
Realized gains(1)	10	6	21	43
Realized losses(1)	22	1	30	21

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Virginia Power recorded other-than-temporary impairment losses on investments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions)
Total other-than-temporary impairment losses(1)	$19	$2	$26	$21
Losses recorded to decommissioning trust regulatory liability	(16)	(1)	(22)	(17)

Net impairment losses recognized in earnings	$3	$1	$4	$4

(1)	Amount includes other-than-temporary impairment losses for debt securities of $2 million and $1 million for the three months ended September 30, 2011 and 2010, respectively, and $4 million and $2 million for the nine months ended September 30, 2011 and 2010, respectively.

Note 12. Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Virginia Regulation

Biennial Review

In connection with its current biennial review of Virginia Power’s base rates, terms and conditions, the Virginia Commission will determine whether Virginia Power’s earnings for the 2009 and 2010 test years, considered as a whole, were within 50 basis points of the authorized ROE of 11.9% established in the Virginia Settlement Approval Order. The Virginia Commission will also authorize an ROE for Virginia Power that will be applied to Riders R, S, C1 and C2, as well as Riders W and B if approved, and that will be used to measure base rate earnings prospectively. In September 2011, the Virginia Commission conducted an evidentiary hearing related to the biennial review. In its testimony presented as part of the proceeding, the Virginia Commission staff proposed making several regulatory accounting and other adjustments to Virginia Power’s earnings. If the Virginia Commission were to accept all of these proposed adjustments, Virginia Power would have earned an ROE of 14.11% during the 2009 and 2010 test years, resulting in a total credit to customers of approximately $143 million. Virginia Power believes that the adjustments proposed by the Virginia Commission staff were improper and inconsistent with prior Virginia Power regulatory precedent and the terms of the 2010 Virginia Settlement Approval Order. Due to the uncertainty surrounding the Virginia Commission’s final ruling and since Virginia Power believes it earned an ROE of 12.1%, which is within the allowed range, during the 2009 and 2010 test years, Virginia Power has not recognized a liability related to the staff’s recommendation as of September 30, 2011.

Virginia Power is requesting authorization of a prospective ROE of 12.5%, inclusive of a performance incentive of 100 basis points as provided for by the Regulation Act. In its filed and direct testimony presented as part of the evidentiary hearing, the Virginia Commission staff recommended a prospective ROE of 10.67%, inclusive of an RPS performance incentive of 50 basis points. The staff’s recommended ROE is equal to the minimum ROE permitted by the staff’s interpretation of the Regulation Act. Pursuant to the Regulation Act, Virginia Power’s authorized ROE, exclusive of any performance or other statutory incentive, can be no lower than the average of the returns reported for the three previous years by not less than a majority of comparable utilities in the Southeastern U.S., with certain limitations as described in the Regulation Act.

A final order in the 2011 biennial review for base rates must be issued no later than November 30, 2011.

DSM Riders C1 and C2

In September 2011, Virginia Power filed with the Virginia Commission an application for approval of six new energy efficiency DSM programs. Virginia Power also filed an annual update to Riders C1 and C2, with a proposed revenue requirement of approximately $86 million for the period May 1, 2012 through April 30, 2013. This revenue requirement includes the new DSM programs, five previously-approved DSM programs, and a previously-approved electric vehicle pilot program. The proposed revenue requirement represents an approximately $68 million increase over the revenue requirement approved in the 2010 Riders C1 and C2 proceeding and includes approximately $26 million to recover projected lost revenues associated with energy efficiency programs. The filing utilizes a 12.5% placeholder ROE pending the Virginia Commission’s determination in the 2011 biennial review.

Mt. Storm-to-Doubs Line

In September 2011, the Virginia Commission approved Virginia Power’s application to rebuild its portion of the Mt. Storm-to-Doubs line. Subject to applicable state and federal regulatory approvals, Virginia Power’s portion of the rebuild project is expected to cost approximately $350 million and is expected to be completed by June 2015.

North Anna COL

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

Virginia Power has not yet committed to building a new nuclear unit at North Anna. If Virginia Power decides to build the new unit, it must first receive a COL from the NRC, the approval of the Virginia Commission and certain environmental permits and other approvals. Virginia Power continues to pursue the COL from the NRC. The current NRC schedule for issuance of the COL is 2013.

The NRC is required to conduct a hearing in all COL proceedings. In August 2008, the ASLB of the NRC permitted BREDL to intervene in the proceeding. All of BREDL’s previous contentions in this proceeding have been dismissed. In September 2011, BREDL submitted a new proposed contention seeking to litigate issues related to the August 2011 Mineral, Virginia earthquake. In October 2011, the ASLB granted a motion filed by Virginia Power, BREDL and the NRC staff to hold any ruling on this proposed contention in abeyance until Virginia Power completes an assessment of this earthquake. No other persons have sought to intervene in the proceeding. If a new contention is not admitted, the mandatory NRC hearing will be uncontested with respect to other issues.

On April 14, 2011, twenty-one organizations and individuals that had previously intervened opposing various reactor licensing proceedings filed a petition requesting that the NRC suspend all decisions regarding reactor licensing and design certification pending completion of an NRC task force review of the events at Fukushima, Japan, among other requested relief. The North Anna 3 COL proceeding is one of the pending proceedings identified in this petition, and BREDL served the petition in the North Anna 3 COL proceeding on April 18, 2011. In September 2011, the NRC denied the petitioners’ requests to suspend licensing and design certification proceedings. The only relief granted was the petitioners’ request that the NRC perform a safety analysis of the regulatory implications of the Fukushima event to the extent it is doing so.

North Carolina Regulation

In August 2011, Virginia Power filed its annual fuel expense recovery application with the North Carolina Commission. The application requests a revenue increase of approximately $37 million, including approximately $14 million of previously deferred fuel costs. If approved, revised fuel rates would go into effect January 1, 2012.

FERC Gas Regulation

Ellisburg-to-Craigs Project

In September 2011, FERC approved DTI’s proposed Ellisburg-to-Craigs project. The project is expected to have capacity of approximately 150,000 dekatherms per day, which will be leased by TGP to move Marcellus shale natural gas supplies from TGP’s 300 Line pipeline system in northern Pennsylvania to its 200 Line pipeline system in upstate New York. The project is expected to cost approximately $46 million. Subject to receipt of FERC approval to commence construction, construction of additional compression facilities and a new measurement and regulating station is expected to begin in March 2012, with a projected in-service date of November 2012.

Northeast Expansion Project

In August 2011, DTI received FERC authorization for the Northeast Expansion Project. The project is expected to provide approximately 200,000 dekatherms per day of firm transportation services for CONSOL’s Marcellus Shale natural gas production from various receipt points in central and southwestern Pennsylvania to a nexus of market pipelines and storage facilities in Leidy, Pennsylvania. The project is expected to cost approximately $100 million. Subject to receipt of FERC approval to commence construction, construction of new compression facilities at three existing compressor stations in central Pennsylvania is expected to begin in March 2012, with a projected in-service date of November 2012.

Ohio Regulation

In March 2011, East Ohio filed a request with the Ohio Commission to accelerate the PIR program. In August 2011, the Ohio Commission approved the stipulation filed in East Ohio’s accelerated PIR proceeding. The stipulation provides for an increase in annual PIR capital investment from the current level of approximately $120 million stepping up to approximately $160 million by 2013. In addition, the stipulation provides for cost recovery over a five-year period commencing upon the approval of the Ohio Commission. In accordance with the stipulation, East Ohio requested the dismissal of its appeal at the Ohio Supreme Court regarding its opposition to the Ohio Commission’s order concerning East Ohio’s first year PIR cost recovery charge.

In August 2011, East Ohio submitted its annual application to adjust the cost recovery charge under the previously approved PIR program. A supplement to the application was filed in September 2011. The proposed recovery charge includes actual costs and a return related to investments made through June 30, 2011. A settlement agreement filed with the Ohio Commission in October 2011 supports the revenue requirement of $37 million reflected in the application.

Note 13. Variable Interest Entities

As discussed in Note 16 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.4 billion as of September 30, 2011. Virginia Power paid $52 million and $53 million for electric capacity and $38 million and $46 million for electric energy to these entities in the three months ended September 30, 2011 and 2010, respectively. Virginia Power paid $156 million and $160 million for electric capacity and $103 million and $120 million for electric energy to these entities in the nine months ended September 30, 2011 and 2010, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $100 million and $104 million for the three months ended September 30, 2011 and 2010, respectively, and $292 million and $352 million for the nine months ended September 30, 2011 and 2010, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

As discussed in Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, Dominion leases the Fairless generating facility in Pennsylvania, which began commercial operations in June 2004. The lease expires in 2013 and, at that time, Dominion may renew the lease on terms mutually agreeable to Dominion and the lessor, Juniper, based on original project costs and current market conditions; purchase Fairless at its original construction cost ($898 million) plus 51% of any appraised value in excess of original construction cost; or sell Fairless, on behalf of Juniper, to an independent third party. As an operating lease, the asset and related borrowings used to finance the construction of the asset are not included in the Consolidated Balance Sheets as of September 30, 2011 or December 31, 2010.

Juniper was formed in 2003 as a limited partnership and was organized for the purpose of acquiring and constructing a number of assets for lease. Such assets were financed with proceeds from the issuance of bank debt, privately placed long-term debt and partnership capital received from Juniper’s general and limited partners. Dominion has no voting equity interest in Juniper. Because Juniper had been deemed a business, Dominion was not required to evaluate whether Juniper was a VIE.

Through September 30, 2011, Juniper held various power plant leases, including Fairless. In October 2011, the last lease, other than Fairless, expired and the related asset was sold by Juniper. With Fairless being it’s sole remaining asset, Juniper no longer qualified as a business as of October 2011, which required that Dominion determine whether Juniper is a VIE. Dominion concluded Juniper is a VIE because the entity’s capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holders, and Dominion, through its residual value guarantee as disclosed in Note 15 of this report, guarantees a portion of the residual value of Fairless. The activities that most significantly impact Juniper’s economic performance relate to the operation of Fairless. These decisions are made by Dominion and as such, Dominion is considered the primary beneficiary.

Accordingly, Dominion will consolidate Juniper in the fourth quarter of 2011 and expects to record, at fair value, approximately $1 billion of property, plant and equipment, $900 million of debt and $100 million of noncontrolling interests. The debt is non-recourse to Dominion and is secured by Juniper’s assets. Dominion has not provided any financial or other support to Juniper in the current period that it was not previously contractually required to provide.

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

At September 30, 2011, Dominion’s commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$3,000	$783	$—	$2,217
Joint revolving credit facility(2)	500	—	127	373

Total	$3,500	$783	$127	$2,590

(1)	This credit facility was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

At September 30, 2011, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$1,000	$550	$—	$450
Joint revolving credit facility(2)	250	—	56	194

Total	$1,250	$550	$56	$644

(1)	This credit facility was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s applicable sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	This credit facility was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s applicable sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments disclosed above, Virginia Power also has a $120 million credit facility that was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This facility supports certain tax-exempt financings of Virginia Power.

Long-term Debt

In August 2011, Dominion issued $500 million of 4.9% senior notes that mature in 2041 and $450 million of 1.95% senior notes that mature in 2016. The proceeds were used for general corporate purposes including the repayment of short-term debt.

In December 2010, Brayton Point borrowed $160 million and $75 million in connection with the Massachusetts Development Finance Agency Recovery Zone Facility Bonds, Series 2010 A and the Solid Waste Disposal Revenue Bonds, Series 2010 B, respectively, which mature in 2041. The proceeds are being used to finance certain qualifying facilities at Brayton Point. Due to unfavorable market conditions, Dominion acquired the bonds upon issuance in December 2010 with the intention of remarketing them to third parties at a later time. At December 31, 2010, these bonds had not been remarketed and thus were not reflected on the Consolidated Balance Sheets. In July 2011, the Series 2010 B bonds were remarketed to a third party using a remarketing process, and bear interest at a variable rate for the first five years, after which they will bear interest at a market rate to be determined at that time. In August 2011, the Series 2010 A bonds were remarketed to third parties using a remarketing process, and bear interest at a coupon rate of 2.25% for the first five years, after which they will bear interest at a market rate to be determined at that time.

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

Convertible Securities

At September 30, 2011, Dominion had $165 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of September 30, 2011, the conversion rate has been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 28.8178 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $34.70.

The senior notes are eligible for conversion during any calendar quarter when the closing price of Dominion’s common stock was equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter. During the nine months ended September 30, 2011 approximately $37 million of the contingent convertible senior notes were converted by holders. The senior notes are eligible for conversion during the fourth quarter of 2011.

Issuance of Common Stock

Dominion maintains Dominion Direct® and a number of employee savings plans through which employer and employee contributions may be invested in the Company’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans by employees, Dominion Direct® participants and the Company.

Since February 2010, Dominion Direct® and the Dominion employee savings plans have been purchasing Dominion common stock on the open market with the proceeds received through these programs, rather than having additional new common shares issued.

During the nine months ended September 30, 2011, Dominion issued approximately 1 million shares of common stock and received cash proceeds of $37 million through the exercise of employee stock options.

Repurchase of Common Stock

In the first quarter of 2011, Dominion announced that it expected to repurchase between $600 million and $700 million of common stock with cash tax savings resulting from the extension of the bonus depreciation allowance discussed in Note 6 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010. During the nine months ended September 30, 2011, Dominion repurchased approximately 13 million shares of common stock for approximately $601 million on the open market under this program, at an average price of $46.37 per share. In October 2011, Dominion determined that it does not plan to repurchase additional shares under this program.

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

Prior to the issuance of CSAPR, Dominion and Virginia Power held $57 million and $43 million, respectively, of SO2 emissions allowances obtained for ARP and CAIR compliance. Due to CSAPR’s establishment of a new allowance program and the elimination of CAIR, Dominion and Virginia Power have more SO2 emissions allowances than needed for ARP compliance, which resulted in the impairment of these allowances in the third quarter of 2011. See Note 9 for further details of the impairments.

With respect to Dominion’s generation fleet, the impact of the rule is not expected to be material. However, a large number of petitions for review of CSAPR have been filed in federal court and it is anticipated that there will be significant litigation of this rule. In addition, the EPA has proposed, but not yet finalized, changes to the rule. Accordingly, future outcomes of litigation and/or final action to modify the rule could affect this assessment.

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

In June 2010, the Conservation Law Foundation and Healthlink Inc. filed a Complaint in the District Court of Massachusetts against Dominion Energy New England, Inc. alleging that Salem Harbor units 1, 2, 3, and 4 have been and are in violation of visible emissions standards and monitoring requirements of the Massachusetts State Implementation Plan and the station’s state and federal operating permits. Although Dominion cannot predict the outcome of this matter at this time, it is not expected to have a material effect on results of operations, financial condition and/or cash flows.

Water

In October 2003, the EPA and the Massachusetts Department of Environmental Protection each issued new NPDES permits for Brayton Point. The new permits contained identical conditions that in effect require the installation of cooling towers to address concerns over the withdrawal and discharge of cooling water. Currently, Dominion is constructing the cooling towers and estimates the total cost to install these cooling towers at approximately $600 million, with remaining expenditures of approximately $100 million included in its planned capital expenditures through 2012.

In October 2007, the VSWCB issued a renewed VPDES permit for North Anna. BREDL, and other persons, appealed the VSWCB’s decision to the Richmond Circuit Court, challenging several permit provisions related to North Anna’s discharge of cooling water. In February 2009, the court ruled that the VSWCB was required to regulate the thermal discharge from North Anna into the waste heat treatment facility. Virginia Power filed a motion for reconsideration with the court in February 2009, which was denied. The final order was issued by the court in September 2009. The court’s order allows North Anna to continue to operate pursuant to the currently issued VPDES permit. In October 2009, Virginia Power filed a Notice of Appeal of the court’s order with the Richmond Circuit Court, initiating the appeals process to the Virginia Court of Appeals. In June 2010, the Virginia Court of Appeals reversed the Richmond Circuit Court’s September 2009 order. The Virginia Court of Appeals held that the lower court had applied the wrong standard of review, and that the VSWCB’s determination not to regulate the station’s thermal discharge into the waste heat treatment facility was lawful. In July 2010, BREDL and the other original appellants filed a petition for appeal to the Supreme Court of Virginia requesting that it review the Court of Appeals’ decision. In December 2010, the Supreme Court of Virginia granted BREDL’s petition. Briefing on the merits of the case was completed in February 2011. The court has scheduled oral arguments for October 31, 2011. Dominion is currently unable to make an estimate of the potential financial statement impacts related to this matter. However, an adverse resolution could ultimately require significant capital expenditures which could have a material effect on Dominion’s and Virginia Power’s results of operations, financial condition and/or cash flows.

In September 2010, Millstone’s NPDES permit was reissued under the CWA. The conditions of the permit require an evaluation of control technologies that could result in additional expenditures in the future, however, Dominion cannot currently predict the outcome of this evaluation. In October 2010, the permit issuance was appealed to the state court by a private plaintiff. The permit is expected to remain in effect during the appeal. Dominion is currently unable to make an estimate of the potential financial statement impacts related to this matter.

Solid and Hazardous Waste

In March 2011, the EPA issued a final rule identifying NHSMs that would be considered solid waste when burned in combustion units, as opposed to being legitimate fuels or ingredients. The rule’s premise is that any combusted NHSM is a solid waste unless such material satisfies the rule’s criteria for either a fuel or an ingredient. Sources that combust solid waste are considered solid waste incinerators rather than industrial or utility boilers and would have to comply with the EPA’s more stringent emission standards for solid waste incinerators. Dominion and Virginia Power have several electric generating units that combust fuel materials that may be subject to the rule. Some units use a technology that combusts residual coal in fly ash to recover additional energy from unburned carbon. This technology also produces a final ash product that is marketable for beneficial reuse in cement production. Because of the uncertainty associated with the rule’s potential applicability to this and other processes, in June 2011, Dominion filed a petition for review with the Court of Appeals for the District of Columbia Circuit challenging the final rule. In October 2011, the EPA announced that it would initiate additional rulemaking proceedings to revise the final rule. Although Dominion cannot predict the outcome of this matter at this time, it is not expected to have a material effect on results of operations, financial condition, and/or cash flows.

The CERCLA, as amended, provides for immediate response and removal actions coordinated by the EPA in the event of threatened releases of hazardous substances into the environment and authorizes the U.S. government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under the CERCLA, as amended, generators and transporters of hazardous substances, as well as past and present owners and operators of contaminated sites, can be strictly, jointly and severally liable for the cost of cleanup. These potentially responsible parties can be ordered to perform a cleanup, be sued for costs associated with an EPA-directed cleanup, voluntarily settle with the U.S. government concerning their liability for cleanup costs, or voluntarily begin a site investigation and site remediation under state oversight.

From time to time, Dominion or Virginia Power may be identified as a potentially responsible party to a Superfund site. The EPA (or a state) can either allow such a party to conduct and pay for a remedial investigation, feasibility study and remedial action or conduct the remedial investigation and action itself and then seek reimbursement from the potentially responsible parties. Each party can be held jointly, severally and strictly liable for the cleanup costs. These parties can also bring contribution actions against each other and seek reimbursement from their insurance companies. As a result, Dominion or Virginia Power may be responsible for the costs of remedial investigation and actions under the Superfund law or other laws or regulations regarding the remediation of waste. Except as noted below, the Companies do not believe this will have a material effect on results of operations, financial condition and/or cash flows.

In September 2011, the EPA issued a UAO to Virginia Power and 22 other parties, ordering specific remedial action of certain areas at the Ward Transformer Superfund site located in Raleigh, North Carolina. Virginia Power does not believe it is a liable party under CERCLA based on its alleged connection to the site. Virginia Power has until early November 2011 to respond to the EPA regarding its willingness to undertake the work set forth in the UAO.

The EPA may seek to enforce a UAO in court pursuant to its enforcement authority under CERCLA, and may seek recovery of its costs in undertaking removal or remedial action. If the court determines that a respondent failed to comply with the UAO without sufficient cause, the EPA may also seek civil penalties of up to $37,500 per day for the violation and punitive damages of up to three times the costs incurred by EPA as a result of the party’s failure to comply with the UAO. Virginia Power is currently unable to make an estimate of the potential financial statement impacts related to the Ward Transformer matter.

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

Climate Change Legislation and Regulation

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

Three of Dominion’s facilities, Brayton Point, Salem Harbor and Manchester Street, are subject to RGGI. Beginning with calendar year 2009, RGGI requires that Dominion cover each ton of CO2 direct stack emissions from these facilities with either an allowance or an offset. The allowances can be purchased through auction or through a secondary market. Dominion has participated in RGGI allowance auctions to date and has procured allowances to meet its estimated compliance requirements under RGGI for 2009, 2010, 2011 and partially for 2012, therefore Dominion does not expect compliance with RGGI to have a material impact on its results of operations or financial condition. However, during August 2011, a lawsuit was filed in New York seeking to retroactively rescind RGGI participation by that state. Currently, a percentage of Dominion’s RGGI allowances have been acquired from New York. The acquisition cost of these allowances totaled approximately $34 million, of which the majority have been expensed as consumed. If Dominion is unable to tender New York allowances for RGGI compliance or RGGI does not exchange these allowances for other state allowances, replacement allowances would have to be purchased for 2009 through 2011 compliance. Dominion cannot predict the outcome of the case at this time. Dominion is currently unable to make an estimate of the potential financial statement impacts related to these matters.

In August 2011, the EPA announced a delay in the schedule for proposing regulations which would establish GHG performance standards for new, modified and existing fossil-fired electric generating units. Regulations were expected to be proposed by July 2011 and finalized by May 2012. The schedule for a proposed rulemaking is now delayed beyond October 2011.

Guarantees

Dominion

At September 30, 2011, Dominion had issued $86 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of September 30, 2011, Dominion’s exposure under these guarantees was $54 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At September 30, 2011, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$363	$363
Commodity transactions(3)	3,182	429
Lease obligation for power generation facility(4)	748	748
Nuclear obligations(5)	231	50
Other(6)	517	141

Total	$5,041	$1,731

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of September 30, 2011 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantee of a DEI subsidiary’s leasing obligation for Fairless, including a residual value guarantee.
(5)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations.
(6)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

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

In the second quarter of 2011, the Federal Appeals Court issued a decision affirming the trial court’s damages award. The government did not seek rehearing of the Federal Appeals Court decision or seek review by the U.S. Supreme Court. As a result, Dominion recognized a receivable in the amount of $64 million for certain Millstone spent nuclear fuel-related costs incurred through June 30, 2011 that are now considered probable of recovery. Dominion recognized a pre-tax benefit of $24 million, with $17 million recorded in other operations and maintenance expense and $7 million recorded in depreciation, depletion and amortization expense for the six months ended June 30, 2011, with the remainder largely offset against property, plant and equipment. Dominion received payment of the $155 million damages award, including $112 million of damages incurred by Virginia Power, during the third quarter of 2011.

The Companies continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. At September 30, 2011, Dominion’s and Virginia Power’s receivables for spent nuclear fuel-related costs totaled $99 million and $75 million, respectively. The Companies will continue to manage their spent fuel until it is accepted by the DOE.

Surety Bonds and Letters of Credit

As of September 30, 2011, Dominion had purchased $151 million of surety bonds, including $62 million at Virginia Power, and authorized the issuance of standby letters of credit by financial institutions of $127 million, including $56 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of the surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

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

During the second quarter of 2011, Dominion announced that State Line would shut down by mid-2014, and that it would cease operating two of the four units at Salem Harbor by the end of 2011 and plans to retire all four units on June 1, 2014. In the second quarter of 2011, Dominion recorded a $17 million ($11 million after-tax) charge in other operations and maintenance expense for severance costs related to the expected closings of these merchant generation facilities. In August 2011, Dominion announced that State Line would shut down in the first quarter of 2012, given a continued decline in power prices and the expected cost to comply with CSAPR. During the third quarter of 2011, Dominion recorded a $15 million ($10 million after-tax) charge in other operations and maintenance expense related to the accelerated closure of State Line.

PJM Ancillary Service Revenues

In September 2011, PJM identified the need to adjust its calculations of certain ancillary service revenues paid to a number of generators. PJM is currently in the process of performing the required recalculations and Virginia Power has accrued a liability of $35 million, which represents its best estimate of future billing adjustments from PJM related to revenues recognized in 2010 and 2011.

Note 16. Credit Risk

Dominion’s and Virginia Power’s accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2010.

At September 30, 2011, Dominion’s gross credit exposure totaled $364 million. After the application of collateral, credit exposure is unchanged. Of this amount, investment grade counterparties, including those internally rated, represented 79%. One counterparty exposure represents 10% of Dominion’s total exposure and is a large financial institution rated investment grade.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2011 and December 31, 2010, Dominion would have been required to post an additional $66 million and $88 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $81 million in collateral, including $53 million of letters of credit, at September 30, 2011 and $54 million in collateral, including $19 million of letters of credit, at December 31, 2010, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of September 30, 2011 and December 31, 2010 was $209 million and $210 million, respectively, which does not include the impact of any offsetting asset positions. See Note 10 for further information about derivative instruments.

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

DRS provides accounting, legal, finance and certain administrative and technical services to Virginia Power. Presented below are significant transactions with DRS and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(millions)
Commodity purchases from affiliates	$150	$150	$302	$306
Services provided by affiliates	101	106	294	355

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power’s outstanding borrowings, net of repayments, under the Dominion money pool for its nonregulated subsidiaries totaled $166 million and $24 million as of September 30, 2011 and December 31, 2010, respectively. Virginia Power’s short-term demand note borrowings from Dominion were $49 million and $79 million as of September 30, 2011 and December 31, 2010. Virginia Power’s interest charges related to its borrowings from Dominion were immaterial for the three and nine months ended September 30, 2011 and 2010.

In March, September and October 2010, Virginia Power issued 14,600, 6,700 and 8,900 shares of its common stock to Dominion for approximately $433 million, $203 million and $277 million, respectively. The proceeds were used to pay down short-term demand note borrowings from Dominion.

Note 18. Employee Benefit Plans

The components of Dominion’s provision for net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
(millions)
Three Months Ended September 30,
Service cost	$27	$25	$12	$13
Interest cost	65	66	24	26
Expected return on plan assets	(110)	(103)	(21)	(17)
Amortization of prior service cost (credit)	—	1	(3)	(2)
Amortization of net loss	24	15	3	3

Net periodic benefit cost	$6	$4	$15	$23

Nine Months Ended September 30,
Service cost	$81	$77	$36	$41
Interest cost	194	200	71	76
Expected return on plan assets	(331)	(308)	(60)	(52)
Amortization of prior service cost (credit)	2	3	(10)	(5)
Amortization of net loss	72	45	9	9
Settlements and curtailments(1)	—	84	(1)	37
Special termination benefits(2)	—	10	—	1

Net periodic benefit cost	$18	$111	$45	$107

(1)	2010 amounts relate to the sale of Peoples and a workforce reduction program.
(2)	Represents a one-time special termination benefit for certain employees in connection with a workforce reduction program.

Employer Contributions

During the nine months ended September 30, 2011, Dominion made no contributions to its defined benefit pension plans or OPEB plans. Dominion expects to contribute approximately $18 million to its OPEB plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2011.

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

In the nine months ended September 30, 2011, Dominion reported after-tax net expenses of $213 million for specific items in the Corporate and Other segment, with $217 million of these net expenses attributable to its operating segments. In the nine months ended September 30, 2010, Dominion reported after-tax net benefits of $905 million for specific items in the Corporate and Other segment, with $1.1 billion of these net benefits attributable to its operating segments.

The net expenses for specific items in 2011 primarily related to the impact of the following items:

•	A $121 million ($74 million after-tax) charge reflecting restoration costs associated with damage caused by Hurricane Irene, primarily attributable to DVP;

•	A $55 million ($39 million after-tax) impairment charge related to State Line, attributable to Dominion Generation;

•	A $57 million ($34 million after-tax) charge related to the impairment of SO2 emissions allowances not expected to be consumed due to CSAPR, attributable to Dominion Generation; and

•

A $56 million ($32 million after-tax) loss from the operations of Kewaunee, attributable to Dominion Generation. Kewaunee’s results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision in the first quarter of 2011 to pursue the sale of Kewaunee.

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

The Corporate and Other Segment of Virginia Power primarily includes certain specific items that are not included in profit measures evaluated by executive management in assessing segment performance or allocating resources among the segments. In the nine months ended September 30, 2011 and 2010, Virginia Power reported after-tax net expenses of $126 million and $149 million, respectively, for specific items attributable to its operating segments in the Corporate and Other segment.

The net expenses for specific items in 2011 primarily related to the impact of the following:

•	A $121 million ($74 million after-tax) charge reflecting restoration costs associated with damage caused by Hurricane Irene, primarily attributable to DVP; and

•	A $43 million ($26 million after-tax) charge related to the impairment of SO2 emissions allowances not expected to be consumed due to CSAPR, attributable to Dominion Generation.

The net expenses for specific items in 2010 primarily related to the impact of the following:

•	A $202 million ($123 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:

•	DVP ($63 million after-tax); and

•	Dominion Generation ($60 million after-tax).

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended September 30,
2011
Total revenue from external customers	$922	$2,142	$290	$23	$426	$3,803
Intersegment revenue	21	114	341	149	(625)	—

Total operating revenue	943	2,256	631	172	(199)	3,803

Net income (loss) attributable to Dominion	125	394	95	(222)	—	392

2010
Total revenue from external customers	$907	$2,312	$367	$(6)	$370	$3,950
Intersegment revenue	16	114	339	172	(641)	—

Total operating revenue	923	2,426	706	166	(271)	3,950
Net income (loss) attributable to Dominion	107	487	92	(111)	—	575

Nine Months Ended September 30,
2011
Total revenue from external customers	$2,801	$5,765	$1,503	$96	$1,036	$11,201
Intersegment revenue	134	271	843	443	(1,691)	—

Total operating revenue	2,935	6,036	2,346	539	(655)	11,201

Net income (loss) attributable to Dominion	389	886	368	(436)	—	1,207

2010
Total revenue from external customers	$2,697	$6,121	$1,667	$28	$938	$11,451
Intersegment revenue	123	324	906	571	(1,924)	—

Total operating revenue	2,820	6,445	2,573	599	(986)	11,451
Loss from discontinued operations, net of tax	—	—	—	(147)	—	(147)

Net income attributable to Dominion	333	1,088	353	736	—	2,510

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30,
2011
Operating revenue	$484	$1,704	$(11)	$2,177
Net income (loss)	127	289	(119)	297

2010
Operating revenue	$453	$1,658	$—	$2,111
Net income (loss)	102	286	(8)	380

Nine Months Ended September 30,
2011
Operating revenue	$1,367	$4,336	$(12)	$5,691
Net income (loss)	342	598	(124)	816

2010
Operating revenue	$1,253	$4,308	$—	$5,561
Net income (loss)	300	589	(147)	742

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

•	Unplanned outages of the Companies’ facilities;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s earnings and Dominion’s and Virginia Power’s liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Price risk due to investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion;

•	Fluctuations in interest rates;

•	Changes in federal and state tax laws and regulations;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	The risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	Changes in rules for RTOs and ISOs in which Dominion and Virginia Power participate, including changes in rate designs and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Industrial, commercial and residential growth or decline in the Companies’ service areas and changes in customer growth or usage patterns, including as a result of energy conservation programs;

•	Additional competition in electric markets in which Dominion’s merchant generation facilities operate;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects;

•	The inability to complete planned construction projects within the terms and time frames initially anticipated; and

•	Adverse outcomes in litigation matters.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A. Risk Factors of their Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2011, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2011	2010	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion	$392	$575	$(183)
Diluted EPS	0.69	0.98	(0.29)
Year-To-Date
Net income attributable to Dominion	$1,207	$2,510	$(1,303)
Diluted EPS	2.10	4.23	(2.13)

Overview

Third Quarter 2011 vs. 2010

Net income attributable to Dominion decreased by $183 million. The primary drivers include lower margins from merchant generation operations, restoration costs associated with damage caused by Hurricane Irene and a charge related to the impairment of SO2 emissions allowances not expected to be consumed due to CSAPR.

Year-To-Date 2011 vs. 2010

Net income attributable to Dominion decreased by $1.3 billion. Unfavorable drivers include the absence of a gain on the sale of Dominion’s Appalachian E&P operations recorded in 2010, lower margins from merchant generation operations, restoration costs associated with damage caused by Hurricane Irene and the impact of less favorable weather on Dominion’s electric utility operations. Favorable drivers include the absence of charges related to a workforce reduction program and a loss on the sale of Peoples, both recorded in 2010, the impact of rate adjustment clauses on Dominion’s electric utility operations and a decrease in impairment charges related to State Line.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	Third Quarter			Year-To-Date
	2011	2010	$ Change	2011	2010	$ Change
(millions)
Operating revenue	$3,803	$3,950	$(147)	$11,201	$11,451	$(250)
Electric fuel and other energy-related purchases	1,243	1,180	63	3,270	3,164	106
Purchased electric capacity	109	116	(7)	344	333	11
Purchased gas	335	367	(32)	1,342	1,550	(208)

Net revenue	2,116	2,287	(171)	6,245	6,404	(159)

Other operations and maintenance	885	788	97	2,523	2,709	(186)
Depreciation, depletion and amortization	268	263	5	785	794	(9)
Other taxes	130	117	13	416	405	11
Gain on sale of Appalachian E&P operations	—	—	—	—	2,467	(2,467)
Other income	16	63	(47)	112	109	3
Interest and related charges	249	229	20	692	600	92
Income tax expense	204	374	(170)	722	1,803	(1,081)
Loss from discontinued operations	—	—	—	—	(147)	147

An analysis of Dominion’s results of operations follows:

Third Quarter 2011 vs. 2010

Net revenue decreased 7% primarily reflecting:

•	A $144 million decrease from merchant generation operations, primarily reflecting:

•	A decline at certain nuclear generation facilities ($72 million) largely due to a decrease in realized prices ($60 million) and decreased generation ($15 million); and

•	A decline at certain fossil generation facilities ($72 million) largely due to lower generation ($45 million) and a decrease in realized prices ($34 million); and

•

A $34 million decrease in producer services primarily related to unfavorable price changes on economic hedging positions, partially offset by higher physical margins, all associated with natural gas aggregation, marketing and trading activities.

These decreases were partially offset by:

•	A $22 million increase from electric utility operations primarily reflecting:

•	The impact of rate adjustment clauses ($48 million); and

•	An increase in capacity revenues and a decrease in capacity expense ($12 million); partially offset by

•	A decrease in sales to retail customers primarily due to a decrease in cooling degree days ($19 million); and

•

A $16 million decrease related to PJM ancillary revenues reflecting anticipated billing adjustments from PJM for certain ancillary revenues recognized in 2011 and 2010 ($35 million), partially offset by other ancillary revenue increases ($19 million).

Other operations and maintenance increased 12%, primarily reflecting:

•	A $121 million increase due to restoration costs associated with damage caused by Hurricane Irene; and

•	A $44 million increase in impairment charges related to excess SO2 emission allowances resulting from CSAPR; partially offset by

•	A $68 million decrease in salaries, wages and benefits.

Other income decreased 75%, primarily reflecting net realized losses (net of investment income) on nuclear decommissioning trust funds in 2011 versus net realized gains (including investment income) on nuclear decommissioning trust funds in 2010.

Income tax expense decreased 45%, primarily reflecting lower pre-tax income in 2011.

Year-To-Date 2011 vs. 2010

Net revenue decreased 2%, primarily reflecting:

•	A $286 million decrease from merchant generation operations, primarily reflecting:

•	A decline at certain fossil generation facilities ($145 million) largely due to lower generation ($78 million), and a decrease in realized prices ($66 million); and

•	A decline at certain nuclear generation facilities ($141 million) largely due to a decrease in realized prices ($154 million), partially offset by increased generation ($18 million);

•	A $125 million decrease reflecting the sale of substantially all of Dominion’s Appalachian E&P operations in April 2010.

These decreases were partially offset by:

•	A $112 million increase from electric utility operations primarily reflecting:

•	The impact of rate adjustment clauses ($139 million); and

•

A $12 million increase due to ancillary revenues received from PJM ($47 million), partially offset by anticipated billing adjustments from PJM for certain ancillary revenues recognized in 2011 and 2010 ($35 million); partially offset by

•

The impact ($45 million) of a decrease in sales to retail customers primarily due to a decrease in cooling degree days ($118 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($73 million); and

•

An $87 million increase from regulated natural gas distribution operations primarily reflecting increased rider revenue related to low income assistance programs ($64 million) and increased customer usage charges ($23 million);

•	A $28 million increase in retail energy marketing activities primarily due to the impact of a decrease in purchased gas expense, partially offset by an increase in purchased electric expense; and

•	A $22 million increase from Dominion’s gas transmission business primarily related to an increase in revenue from NGLs.

Other operations and maintenance decreased 7%, primarily reflecting:

•	A $398 million decrease primarily due to the absence of charges recorded in 2010 related to a workforce reduction program; and

•	A $108 million decrease in impairment charges related to State Line.

These decreases were partially offset by:

•	A $121 million increase due to restoration costs associated with damage caused by Hurricane Irene;

•

A $64 million increase in bad debt expense at regulated natural gas distribution operations, primarily related to low income assistance programs. These expenses are recovered through rates and do not impact net income;

•	A $64 million increase in planned outage costs primarily due to an increase in scheduled outage days at certain merchant generation facilities; and

•	A $44 million increase in impairment charges related to excess SO2 emission allowances resulting from CSAPR.

Gain on sale of Appalachian E&P operations reflects a gain on the sale of these operations.

Interest and related charges increased 15%, primarily due to the absence of a benefit recorded in 2010 resulting from the discontinuance of hedge accounting for certain interest rate derivatives.

Income tax expense decreased 60%, primarily reflecting lower federal and state taxes largely due to the absence of a gain from the sale of Dominion’s Appalachian E&P operations recorded in 2010.

Loss from discontinued operations reflects the sale of Peoples in February 2010.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
Third Quarter	2011	2010	$ Change	2011	2010	$ Change
(millions, except EPS)
DVP	$125	$107	$18	$0.22	$0.18	$0.04
Dominion Generation	394	487	(93)	0.69	0.83	(0.14)
Dominion Energy	95	92	3	0.17	0.16	0.01

Primary operating segments	614	686	(72)	1.08	1.17	(0.09)
Corporate and Other	(222)	(111)	(111)	(0.39)	(0.19)	(0.20)

Consolidated	$392	$575	$(183)	$0.69	$0.98	$(0.29)

Year-To-Date
DVP	$389	$333	$56	$0.68	$0.56	$0.12
Dominion Generation	886	1,088	(202)	1.54	1.84	(0.30)
Dominion Energy	368	353	15	0.64	0.59	0.05

Primary operating segments	1,643	1,774	(131)	2.86	2.99	(0.13)
Corporate and Other	(436)	736	(1,172)	(0.76)	1.24	(2.00)

Consolidated	$1,207	$2,510	$(1,303)	$2.10	$4.23	$(2.13)

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Third Quarter			Year-To-Date
	2011	2010	% Change	2011	2010	% Change
Electricity delivered (million MWh)	23.1	23.5	(2)%	63.9	64.8	(1)%
Degree days (electric distribution service area):
Cooling	1,238	1,317	(6)	1,869	2,041	(8)
Heating	12	—	100	2,302	2,323	(1)
Average electric distribution customer accounts (thousands)(1)	2,438	2,424	1	2,436	2,420	1
Average retail energy marketing customer accounts (thousands)(1)	2,181	2,072	5	2,154	2,019	7

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Third Quarter 2011 vs. 2010 Increase (Decrease)		Year-To-Date 2011 vs. 2010 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
FERC transmission equity return	$12	$0.03	$32	$0.05
Storm damage and service restoration – electric distribution operations	6	0.01	9	0.02
Salaries, wages and benefits expense	7	0.01	14	0.02
Retail energy marketing operations	(9)	(0.02)	14	0.03
Regulated electric sales:
Weather	(3)	(0.01)	(22)	(0.04)
Other	(3)	(0.01)	7	0.01
Other	8	0.02	2	0.01
Share accretion	—	0.01	—	0.02

Change in net income contribution	$18	$0.04	$56	$0.12

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Third Quarter			Year-To-Date
	2011	2010	% Change	2011	2010	% Change
Electricity supplied (million MWh):
Utility	23.1	23.5	(2)%	63.9	64.8	(1)%
Merchant(1)	11.7	12.7	(8)	33.6	35.6	(6)
Degree days (electric utility service area):
Cooling	1,238	1,317	(6)	1,869	2,041	(8)
Heating	12	—	100	2,302	2,323	(1)

(1)	Includes 1.2 and 3.3 million MWh for the quarter and year-to-date periods ended September 30, 2011, respectively, and 1.2 and 3.7 million MWh for the quarter and year-to-date periods ended September 30, 2010, respectively, related to Kewaunee.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Third Quarter 2011 vs. 2010 Increase (Decrease)		Year-To-Date 2011 vs. 2010 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(87)	$(0.14)	$(160)	$(0.28)
Regulated electric sales:
Weather	(9)	(0.02)	(50)	(0.08)
Other	3	0.01	41	0.07
Kewaunee 2010 earnings(1)	(4)	(0.01)	(19)	(0.03)
Rate adjustment clause equity return	6	0.01	25	0.04
Outage costs	5	0.01	(22)	(0.04)
Other	(7)	(0.02)	(17)	(0.03)
Share accretion	—	0.02	—	0.05

Change in net income contribution	$(93)	$(0.14)	$(202)	$(0.30)

(1)	Kewaunee’s 2011 results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision, in the first quarter of 2011, to pursue a sale of the power station.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	Third Quarter			Year-To-Date
	2011	2010	% Change	2011	2010	% Change
Gas distribution throughput (bcf):
Sales	2	2	—%	22	20	10%
Transportation	33	32	3	188	168	12
Heating degree days (gas distribution service area)	88	78	13	3,844	3,461	11
Average gas distribution customer accounts (thousands)(1):
Sales	251	256	(2)	253	258	(2)
Transportation	1,029	1,029	—	1,044	1,043	—

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Third Quarter 2011 vs. 2010 Increase (Decrease)		Year-To-Date 2011 vs. 2010 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Gas transmission margin	$6	$0.01	$9	$0.02
Gas distribution margin	5	0.01	13	0.02
E&P disposed operations	—	—	(17)	(0.03)
Producer services margin	(17)	(0.03)	6	0.01
Other	9	0.01	4	0.01
Share accretion	—	0.01	—	0.02

Change in net income contribution	$3	$0.01	$15	$0.05

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2011	2010	$ Change	2011	2010	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(161)	$(4)	$(157)	$(217)	$1,061	$(1,278)
Specific items attributable to corporate operations:
Peoples discontinued operations	—	—	—	—	(147)	147
Other	12	(24)	36	4	(9)	13

Total specific items	(149)	(28)	(121)	(213)	905	(1,118)
Other corporate operations	(73)	(83)	10	(223)	(169)	(54)

Total net benefit (expense)	$(222)	$(111)	$(111)	$(436)	$736	$(1,172)

EPS impact	$(0.39)	$(0.19)	$(0.20)	$(0.76)	$1.24	$(2.00)

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

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2011	2010	$ Change	2011	2010	$ Change
(millions)
Net income	$297	$380	$(83)	$816	$742	$74

Overview

Third Quarter 2011 vs. 2010

Net income decreased by $83 million largely due to the impact of restoration costs associated with damage caused by Hurricane Irene, a charge related to the impairment of SO2 emissions allowances not expected to be consumed due to CSAPR and less favorable weather, partially offset by the impact of rate adjustment clauses.

Year-To-Date 2011 vs. 2010

Net income increased by $74 million. Favorable drivers include the absence of charges related to a workforce reduction program recorded in 2010, the impact of rate adjustment clauses and the impact of favorable economic conditions and other factors. Unfavorable drivers include the impact of restoration costs associated with damage caused by Hurricane Irene and less favorable weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2011	2010	$ Change	2011	2010	$ Change
(millions)
Operating revenue	$2,177	$2,111	$66	$5,691	$5,561	$130
Electric fuel and other energy-related purchases	746	694	52	1,922	1,915	7
Purchased electric capacity	108	116	(8)	342	331	11

Net revenue	1,323	1,301	22	3,427	3,315	112

Other operations and maintenance	514	404	110	1,172	1,240	(68)
Depreciation and amortization	184	171	13	533	499	34
Other taxes	57	53	4	172	170	2
Other income	25	25	—	64	67	(3)
Interest and related charges	114	88	26	290	259	31
Income tax expense	182	230	(48)	508	472	36

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2011 vs. 2010

Net revenue increased 2%, primarily reflecting:

•	The impact of rate adjustment clauses ($48 million); and

•	An increase in capacity revenues and a decrease in capacity expense ($12 million); partially offset by

•	A decrease in sales to retail customers primarily due to a decrease in cooling degree days ($19 million); and

•

A $16 million decrease related to PJM ancillary revenues reflecting anticipated billing adjustments from PJM for certain ancillary revenues recognized in 2011 and 2010 ($35 million), partially offset by other ancillary revenue increases ($19 million).

Other operations and maintenance increased 27%, primarily reflecting:

•	A $121 million increase due to restoration costs associated with damage caused by Hurricane Irene; and

•	A $30 million increase in impairment charges related to excess SO2 emission allowances resulting from CSAPR.

These increases were partially offset by:

•	A $15 million decrease in salaries, wages and benefits as well as certain administrative and general costs; and

•	A $13 million decrease in planned outage costs due to fewer scheduled outage days at certain electric utility generation facilities.

Interest and related charges increased 30%, primarily due to an increase in interest accrued relating to resolutions with taxing authorities ($11 million), an increase related to unfavorable changes on interest rate derivatives ($4 million), lower capitalized interest related to AFUDC as a result of construction and expansion projects ($4 million) and an overrecovery related to the debt portion of FERC transmission rates ($3 million).

Income tax expense decreased 21%, primarily reflecting lower pre-tax income in 2011.

Year-To-Date 2011 vs. 2010

Net revenue increased 3%, primarily reflecting:

•	The impact of rate adjustment clauses ($139 million); and

•

A $12 million increase due to ancillary revenues received from PJM ($47 million), partially offset by anticipated billing adjustments from PJM for certain ancillary revenues recognized in 2011 and 2010 ($35 million); partially offset by

•

The impact ($45 million) of a decrease in sales to retail customers primarily due to a decrease in cooling degree days ($118 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($73 million).

Other operations and maintenance decreased 5%, primarily reflecting:

•	A $236 million decrease primarily due to the absence of charges recorded in 2010 related to a workforce reduction program; partially offset by

•	A $121 million increase due to restoration costs associated with damage caused by Hurricane Irene; and

•	A $30 million increase in impairment charges related to excess SO2 emission allowances resulting from CSAPR.

Interest and related charges increased 12%, primarily reflecting an overrecovery related to the debt portion of FERC transmission rates ($10 million), the absence of a benefit recorded in 2010 resulting from the discontinuance of hedge accounting for certain interest rate derivatives ($6 million), an increase related to unfavorable changes on interest rate derivatives ($4 million), lower capitalized interest related to AFUDC as a result of construction and expansion projects ($5 million) and an increase from additional pollution control bond issuances in late 2010 ($4 million).

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	Third Quarter			Year-To-Date
	2011	2010	$ Change	2011	2010	$ Change
(millions)
DVP	$127	$102	$25	$342	$300	$42
Dominion Generation	289	286	3	598	589	9

Primary operating segments	416	388	28	940	889	51
Corporate and Other	(119)	(8)	(111)	(124)	(147)	23

Consolidated	$297	$380	$(83)	$816	$742	$74

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	Third Quarter			Year-To-Date
	2011	2010	% Change	2011	2010	% Change
Electricity delivered (million MWh)	23.1	23.5	(2)%	63.9	64.8	(1)%
Degree days (electric distribution service area):
Cooling	1,238	1,317	(6)	1,869	2,041	(8)
Heating	12	—	100	2,302	2,323	(1)
Average electric distribution customer accounts (thousands)(1)	2,438	2,424	1	2,436	2,420	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s DVP segment’s net income contribution:

	Third Quarter 2011 vs. 2010 Increase (Decrease)	Year-To-Date 2011 vs. 2010 Increase (Decrease)
(millions)
FERC transmission equity return	$12	$32
Storm damage and service restoration – electric distribution operations	6	9
Salaries, wages and benefits expense	7	14
Regulated electric sales:
Weather	(3)	(22)
Other	(3)	7
Other	6	2

Change in net income contribution	$25	$42

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	Third Quarter			Year-To-Date
	2011	2010	% Change	2011	2010	% Change
Electricity supplied (million MWh):	23.1	23.5	(2)%	63.9	64.8	(1)%
Degree days (electric utility service area):
Cooling	1,238	1,317	(6)	1,869	2,041	(8)
Heating	12	—	100	2,302	2,323	(1)

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s Dominion Generation segment’s net income contribution:

	Third Quarter 2011 vs. 2010 Increase (Decrease)	Year-To-Date 2011 vs. 2010 Increase (Decrease)
(millions)
Outage costs	$8	$(2)
Rate adjustment clause equity return	6	25
Regulated electric sales:
Weather	(9)	(50)
Other	3	41
Other	(5)	(5)

Change in net income contribution	$3	$9

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

At September 30, 2011, Dominion had $2.6 billion of unused capacity under its credit facilities, including $644 million of unused capacity under joint credit facilities available to Virginia Power.

A summary of Dominion’s cash flows is presented below:

	2011	2010
(millions)
Cash and cash equivalents at January 1	$62	$50
Cash flows provided by (used in):
Operating activities	2,398	1,884
Investing activities	(2,364)	1,225
Financing activities	116	(2,713)

Net increase in cash and cash equivalents	150	396

Cash and cash equivalents at September 30	$212	$446

A summary of Virginia Power’s cash flows is presented below:

	2011	2010
(millions)
Cash and cash equivalents at January 1	$5	$19
Cash flows provided by (used in):
Operating activities	1,697	1,238
Investing activities	(1,431)	(1,708)
Financing activities	(247)	473

Net increase in cash and cash equivalents	19	3

Cash and cash equivalents at September 30	$24	$22

Operating Cash Flows

Net cash provided by Dominion’s operating activities increased by $514 million, primarily due to lower income tax payments, lower rate refunds related to the Virginia Settlement Approval Order and the absence of a contribution to pension plans made in 2010, partially offset by lower merchant generation margins, the impact of less favorable weather on electric utility operations, the absence of E&P operations and net changes in other working capital items.

Net cash provided by Virginia Power’s operating activities increased by $459 million, primarily due to lower income tax payments, lower rate refunds related to the Virginia Settlement Approval Order and the absence of a contribution to the Dominion pension plans made in 2010. The increase was partially offset by the impact of less favorable weather and net changes in other working capital items.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. Virginia Power believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and provide dividends to Dominion.

The Companies’ operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1A. Risk Factors in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of September 30, 2011 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$210	$—	$210
Non-investment grade(2)	5	—	5
No external ratings:
Internally rated—investment grade(3)	77	—	77
Internally rated—non-investment grade(4)	72	—	72

Total	$364	$—	$364

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 29% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 12% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 12% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. At September 30, 2011, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

Investing Cash Flows

For the nine months ended September 30, 2011, net cash used in Dominion’s investing activities was $2.4 billion as compared to net cash provided by investing activities of $1.2 billion in 2010, primarily reflecting the absence of the proceeds received from the sale of Dominion’s Appalachian E&P operations in April 2010 and the sale of Peoples in February 2010, partially offset by restricted cash reimbursements received in 2011 for the purpose of funding certain qualifying construction projects.

Net cash used in Virginia Power’s investing activities decreased by $277 million, primarily due to lower capital expenditures and restricted cash reimbursements for the purpose of funding certain qualifying construction projects.

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

For the nine months ended September 30, 2011, net cash provided by Dominion’s financing activities was $116 million as compared to net cash used in financing activities of $2.7 billion in 2010, mainly reflecting the use of proceeds from the sales of Dominion’s Appalachian E&P operations and Peoples to repay debts in 2010.

Net cash used in Virginia Power’s financing activities was $247 million as compared to net cash provided by financing activities of $473 million in 2010, primarily reflecting lower net debt issuances in 2011 as compared to 2010 as a result of higher cash flow from operations, partially offset by higher dividend payments to Dominion.

See Note 14 to the Consolidated Financial Statements for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions, including stock repurchases.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of September 30, 2011, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. Other than the amendments discussed below, as of September 30, 2011, there have been no material changes to debt covenants, nor any events of default under the Companies’ debt covenants.

In September 2011, Dominion amended the RCCs of the June 2006 hybrids and September 2006 hybrids to expand the measurement period for consideration of proceeds from the sale of common stock issuances from 180 days to 365 days.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of September 30, 2011, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2010.

As of September 30, 2011, Dominion’s planned capital expenditures for 2012 and 2013 are expected to total approximately $4.2 billion and $3.8 billion, respectively, and Virginia Power’s planned capital expenditures for 2012 and 2013 are expected total approximately $2.5 billion and $2.9 billion, respectively. The decrease in planned capital expenditures, as compared to the amounts originally forecasted in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2010, primarily reflects a change in the timing of expenditures related to environmental regulation.

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

Through September 30, 2011, the lessor held two power plant leases, including Fairless. In October 2011, the last lease, other than Fairless, expired and the related asset was sold by Juniper. As a result, Dominion will begin consolidating Juniper in the fourth quarter of 2011.

There have been no other material changes in the off-balance sheet arrangements disclosed in MD&A in Dominion’s Annual Report on Form 10-K for the year ended December 31, 2010.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s and Virginia Power’s Consolidated Financial Statements that may impact the Companies’ future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in Item 7. MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Future Issues and Other Matters in Dominion’s and Virginia Power’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Regulatory Matters

See Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and in this report for additional information on various regulatory matters.

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and in this report for additional information on various environmental matters.

Air

In September 2011, the EPA announced a delay from 2011 to 2014 of its impending rulemaking to revise the ozone NAAQS, therefore NOx controls that may have been required by the rulemaking are also expected to be delayed. However, the EPA’s decision to delay the rulemaking has been challenged in federal court and the length of delay in possible NOx controls, if any, will depend on the outcome of that litigation.

Nuclear Matters

In August 2011, a magnitude 5.8 earthquake near Mineral, Virginia caused the two reactors at North Anna to shut down immediately, as designed. Some of the earthquake’s vibrations briefly exceeded North Anna’s licensing design basis at certain frequencies, however, Virginia Power’s inspections have shown no significant damage to equipment at the station from the earthquake. The reactors were placed in cold shutdown condition pending completion of NRC inspection and review. The restart of the two reactors is subject to NRC approval, which Virginia Power believes is likely to occur in the fourth quarter of 2011.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1. Legal Proceedings in Dominion’s and Virginia Power’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 and in this report for additional information on various legal matters.

Integrated Resource Plan

Virginia Power is required to file an IRP with the Virginia Commission every two years to demonstrate how the company plans to meet projected electric demand in the next 15 years. Due to anticipated changes in federal environmental regulations currently in draft form, in September 2011, Virginia Power announced that its latest IRP incorporated the following likely actions:

•	The coal-fired Chesapeake power station would likely close by 2016. Two of the four units are expected to be shut down by 2015 and the remaining two units likely would be shut down a year later;

•	One coal-fired unit at Yorktown would likely close by 2015 and a second coal-fired unit would likely be converted to natural gas; and

•

New air emissions controls may need to be installed on Yorktown Unit 3 and Possum Point power station Unit 5, two large oil-burning units that provide power primarily during peak demand times, depending on the final versions of federal regulations.

A final decision regarding the above generating units will be made once the proposed environmental rules are finalized.

Cove Point Export and Re-Export Projects

In September 2011, Cove Point filed the first part of a two-part domestic export authorization request with the DOE for Cove Point. The DOE approved the request in October 2011. The approval allows for long-term, multi-contract authority to liquefy for export domestically-produced LNG from the Cove Point terminal up to the equivalent of approximately 1 bcf of natural gas per day over a twenty-five year period. The approval also allows for Cove Point to act as an agent for third parties to liquefy for export domestically-produced LNG to other countries that (i) have a free trade agreement with the U.S. that includes natural gas, and (ii) possess the capacity to import LNG via ocean-going carriers.

Cove Point filed the second part of the domestic export authorization application in October 2011. In the application, Cove Point requested authority to export domestically-produced LNG to other countries (i) with which the U.S. does not prohibit free trade, but does not have a free trade agreement that includes natural gas, and (ii) that possess the capacity to import LNG via ocean-going carriers.

Cove Point is not yet committed to operating an LNG export facility. Cove Point intends to further secure customer commitments before proceeding, and regulatory approvals will also be required. Subject to a final decision on pursuing the project, as well as securing applicable regulatory approvals, construction of liquefaction facilities to convert natural gas into LNG could begin in 2014 and could be completed by the end of 2016.

In addition to the domestic export project, in August 2011, Cove Point filed an application with the DOE seeking blanket authority to re-export foreign-sourced LNG from the Cove Point terminal. Such re-exportation would be up to a cumulative total of the equivalent of 150 bcf of natural gas over a two-year period. If approved, Cove Point would be permitted to act as an agent for third parties to re-export LNG to other countries (i) other than those with which the U.S. prohibits free trade, and (ii) that possess the capacity to import LNG via ocean-going carriers. Subject to the receipt of necessary regulatory approvals, the re-export project is expected to be in service in 2012.

Collective Bargaining Agreements

In August 2011, members of the Local G-555, representing about 1,200 employees at East Ohio, ratified a new three-year labor contract with East Ohio. The current agreement remains in effect through its term ending June 15, 2012. The new contract runs through June 15, 2015.

In September 2011, members of the Local 12502, representing about 85 employees at State Line, agreed to extend the expiration date of the labor contract until March 2013. In August 2011, Dominion announced that it plans to cease operations at State Line in 2012.

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $217 million and $183 million as of September 30, 2011 and December 31, 2010, respectively. A hypothetical 10% unfavorable change in commodity prices of Dominion’s commodity-based financial derivative instruments held for trading purposes would have resulted in a decrease in fair value of approximately $16 million and $5 million as of September 30, 2011 and December 31, 2010, respectively.

A hypothetical 10% unfavorable change in commodity prices of Virginia Power’s non-trading commodity-based financial derivatives would not have resulted in a material change to earnings as of September 30, 2011 or December 31, 2010.

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

Interest Rate Risk

Dominion and Virginia Power manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in annual earnings at September 30, 2011 or December 31, 2010.

Additionally, Dominion and Virginia Power may use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of September 30, 2011, Dominion and Virginia Power had $2.29 billion and $1.29 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $34 million and $17 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at September 30, 2011. None of these interest rate derivatives were outstanding at December 31, 2010.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $22 million, $63 million and $95 million for the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains on these investments of $118 million for the nine months ended September 30, 2011, and a net increase in unrealized gains of $55 million for the nine months ended September 30, 2010 and $182 million for the year ended December 31, 2010.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $8 million, $29 million and $44 million for the nine months ended September 30, 2011 and 2010 and for the year ended December 31, 2010, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net decrease in unrealized gains on these investments of $43 million for the nine months ended September 30, 2011, and a net increase in unrealized gains of $21 million for the nine months ended September 30, 2010 and $67 million for the year ended December 31, 2010.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and Virginia Power are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Companies, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Companies and their subsidiaries are involved in various legal proceedings. Dominion and Virginia Power believe that the ultimate resolution of these proceedings will not have a material adverse effect on their financial position, liquidity or results of operations. There have been no material changes to the legal proceedings reported in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010. See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party:

•

Notes 12 and 15 to the Consolidated Financial Statements and Future Issues in MD&A in Dominion’s and Virginia Power’s quarterly reports on Form 10-Q for the quarters ended March 31, 2011, June 30, 2011 and in this report; and

•	Notes 12 and 23 to the Consolidated Financial Statements and Future Issues in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)(2)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/11-7/31/11	329	$48.27	—	19,629,059 shares/ $1.18 billion
8/1/11-8/31/11	—	—	—	19,629,059 shares/ $1.18 billion
9/1/11-9/30/11	2,708	48.74	—	19,629,059 shares/ $1.18 billion

Total	3,037	$48.69	—	19,629,059 shares/ $1.18 billion

(1)	In July and September 2011, 329 shares and 2,708 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted and goal-based stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power
3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 18, 2010 (Exhibit 3.2, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489; Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011(Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 15, 2011, File No. 1-8489).	X

4.2	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 23, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (filed herewith).	X

4.3	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated September 29, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (filed herewith).	X

10.1	First Amendment to the $3 billion Three-Year Revolving Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.1, Form 8-K filed October 3, 2011, File No. 1-8489).	X	X

10.2	First Amendment to the $500 million Three-Year Revolving Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, the several banks and other financial institutions from time to time parties thereto, KeyBank National Association, as administrative agent, and the other agents party thereto (Exhibit 10.2, Form 8-K filed October 3, 2011, File No. 1-8489).	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on October 28, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.	X	X

^	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that one of the Companies specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC.
Registrant

October 28, 2011	/s/ Ashwini Sawhney
Ashwini Sawhney
Vice President – Accounting and Controller (Chief Accounting Officer)

VIRGINIA ELECTRIC AND POWER COMPANY
Registrant

October 28, 2011	/s/ Ashwini Sawhney
Ashwini Sawhney
Vice President – Accounting (Chief Accounting Officer)

Exhibit Index

Exhibit Number	Description	Dominion	Virginia Power
3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective May 18, 2010 (Exhibit 3.2, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489; Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 15, 2011, File No. 1-8489).	X

4.2	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 23, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (filed herewith).	X

4.3	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated September 29, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (filed herewith).	X

10.1	First Amendment to the $3 billion Three-Year Revolving Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents party thereto (Exhibit 10.1, Form 8-K filed October 3, 2011, File No. 1-8489).	X	X

10.2	First Amendment to the $500 million Three-Year Revolving Credit Agreement among Dominion Resources, Inc., Virginia Electric and Power Company, the several banks and other financial institutions from time to time parties thereto, KeyBank National Association, as administrative agent, and the other agents party thereto (Exhibit 10.2, Form 8-K filed October 3, 2011, File No. 1-8489).	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on October 28, 2011, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.	X	X