Form 10-K
period 2011-12-31
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2012-02-28
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number	Exact name of registrants as specified in their charters	I.R.S. Employer Identification Number

001-08489	DOMINION RESOURCES, INC.	54-1229715

333-178772	VIRGINIA ELECTRIC AND POWER COMPANY	54-0418825

VIRGINIA (State or other jurisdiction of incorporation or organization)

	120 TREDEGAR STREET RICHMOND, VIRGINIA (Address of principal executive offices)	23219 (Zip Code)

(804) 819-2000 (Registrants’ telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
DOMINION RESOURCES, INC.
Common Stock, no par value	New York Stock Exchange
2009 Series A 8.375% Enhanced Junior Subordinated Notes	New York Stock Exchange

VIRGINIA ELECTRIC AND POWER COMPANY
Preferred Stock (cumulative), $100 par value, $5.00 dividend	New York Stock Exchange

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

The aggregate market value of Dominion Resources, Inc. common stock held by non-affiliates of Dominion was approximately $22.3 billion based on the closing price of Dominion’s common stock as reported on the New York Stock Exchange as of the last day of the registrant’s most recently completed second fiscal quarter. Dominion is the sole holder of Virginia Electric and Power Company common stock. As of January 31, 2012, Dominion had 570,127,118 shares of common stock outstanding and Virginia Power had 274,723 shares of common stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE.

Portions of Dominion’s 2012 Proxy Statement are incorporated by reference in Part III.

This combined Form 10-K represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Power makes no representations as to the information relating to Dominion’s other operations.

Dominion Resources, Inc. and

Virginia Electric and Power Company

Glossary of Terms

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2009 Base Rate Review	Order entered by the Virginia Commission in January 2009, pursuant to the Regulation Act, initiating reviews of the base rates and terms and conditions of all investor-owned utilities in Virginia
2012 Proxy Statement	Dominion 2012 Proxy Statement, File No. 001-08489
ABO	Accumulated benefit obligation
AES	Alternative Energy Solutions
AFUDC	Allowance for funds used during construction
AIP	Annual Incentive Plan
AMR	Automated meter reading program deployed by East Ohio
AOCI	Accumulated other comprehensive income (loss)
AROs	Asset retirement obligations
ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA
ASA	Average Speed of Answer, a primary metric used to measure customer service
ASLB	Atomic Safety and Licensing Board
bcf	Billion cubic feet
Bear Garden	A 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia
Biennial Review Order	Order issued by the Virginia Commission in November 2011 concluding the 2009 - 2010 biennial review of Virginia Power’s base rates, terms and conditions
BP	BP Wind Energy North America Inc.
Brayton Point	Brayton Point power station
BREDL	Blue Ridge Environmental Defense League
Bremo	Bremo power station
BRP	Dominion Retirement Benefit Restoration Plan
BVP	Book Value Performance
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAO	Chief Accounting Officer
Carson-to-Suffolk line	Virginia Power 60-mile 500-kV transmission line in southeastern Virginia
CD&A	Compensation Discussion and Analysis
CDO	Collateralized debt obligation
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CGN Committee	Compensation, Governance and Nominating Committee
Chesapeake	Chesapeake power station
CNG	Consolidated Natural Gas Company
CNO	Chief Nuclear Officer
CO2	Carbon dioxide
COL	Combined Construction Permit and Operating License
Companies	Dominion and Virginia Power, collectively
CONSOL	CONSOL Energy, Inc.
COO	Chief Operating Officer
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Cove Point	Dominion Cove Point LNG, LP
CSAPR	Cross State Air Pollution Rule
CWA	Clean Water Act
DCI	Dominion Capital, Inc.
DD&A	Depreciation, depletion and amortization expense
DEI	Dominion Energy, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	Department of Energy
Dominion

The legal entity, Dominion Resources, Inc., one or more of Dominion Resources, Inc.’s consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Dominion Direct®	A dividend reinvestment and open enrollment direct stock purchase plan
Dooms-to-Bremo line	Virginia Power project to rebuild approximately 53 miles of existing 115-kV to 230-kV lines, between the Dooms and Bremo substations

Glossary of Terms, continued

Abbreviation or Acronym	Definition
DPP	Dominion’s Defined Benefit Pension Plan
Dresden	Partially-completed merchant generation facility sold in 2007
DRS	Dominion Resources Services, Inc.
DSM	Demand-side management
DTI	Dominion Transmission, Inc.
DVP	Dominion Virginia Power operating segment
E&P	Exploration & production
East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio
EGWP	Employer Group Waiver Plan
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPS	Earnings per share
ERISA	The Employment Retirement Income Security Act of 1974
ERO	Electric Reliability Organization
ESRP	Dominion Executive Supplemental Retirement Plan
Excess Tax Benefits	Benefits of tax deductions in excess of the compensation cost recognized for stock-based compensation
Fairless	Fairless power station
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Ltd.
Fowler Ridge	A wind-turbine facility joint venture with BP in Benton County, Indiana
Frozen Deferred Compensation Plan	Dominion Resources, Inc. Executives’ Deferred Compensation Plan
Frozen DSOP	Dominion Resources, Inc. Security Option Plan
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
GWSA	Global Warming Solutions Act
Hayes-to-Yorktown line	Virginia Power project to construct an approximately eight-mile 230-kV transmission line in southeastern Virginia
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Hope	Hope Gas, Inc., doing business as Dominion Hope
IOGA	Independent Oil and Gas Association of West Virginia, Inc.
INPO	Institute of Nuclear Power Operations
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England
Joint Committee	U.S. Congressional Joint Committee on Taxation
June 2006 hybrids	2006 Series A Enhanced Junior Subordinated Notes due 2066
June 2009 hybrids	2009 Series A Enhanced Junior Subordinated Notes due 2064, subject to extensions no later than 2079
Juniper	Juniper Capital L.P.
Kewaunee	Kewaunee nuclear power station
Kincaid	Kincaid power station
kV	Kilovolt
LIBOR	London Interbank Offered Rate
LIFO	Last-in-first-out inventory method
LNG	Liquefied natural gas
LTIP	Long-term incentive program
MATS	Utility Mercury and Air Toxics Standard Rule
Manchester Street	Manchester Street power station
mcf	million cubic feet
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Meadow Brook-to-Loudoun line	An approximately 65-mile 500-kV transmission line that begins in Warren County, Virginia and terminates in Loudoun County, Virginia
Medicare Act	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
Medicare Part D	Prescription drug benefit introduced in the Medicare Act
MF Global	MF Global Inc.

Abbreviation or Acronym	Definition
MGD	Million gallons a day
Millstone	Millstone nuclear power station
MISO	Midwest Independent Transmission System Operators, Inc.
MNES	Mitsubishi Nuclear Energy Systems, Inc., a wholly-owned subsidiary of Mitsubishi Heavy Industries, Inc.
Moody’s	Moody’s Investors Service
Mt. Storm-to-Doubs line	Virginia Power project to rebuild approximately 96 miles of an existing 500-kV transmission line in Virginia and West Virginia
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NCEMC	North Carolina Electric Membership Corporation
NedPower	A wind-turbine facility joint venture with Shell in Grant County, West Virginia
NEIL	Nuclear Electric Insurance Limited
NEOs	Named executive officers
NERC	North American Electric Reliability Corporation
NGLs	Natural gas liquids
NO2	Nitrogen dioxide
Non-Employee Directors Plan	Non-Employee Directors Compensation Plan
North Anna	North Anna nuclear power station
North Branch	North Branch power station
North Carolina Commission	North Carolina Utilities Commission
North Carolina Settlement Approval Order

Order issued by the North Carolina Commission in December 2010 approving the Stipulation and Settlement Agreement filed by Virginia Power in connection with the ending of its North Carolina base rate moratorium

NOX	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
OSHA	Occupational Safety and Health Administration
PBGC	Pension Benefit Guaranty Corporation
Peaker facilities	Collectively, the three natural gas-fired merchant generation peaking facilities sold in 2007
Pennsylvania Commission	Pennsylvania Public Utility Commission
Peoples	The Peoples Natural Gas Company
Pipeline Safety Act	The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011
PIPP	Percentage of Income Payment Plan
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PM&P	Pearl Meyer & Partners
PNG Companies LLC	An indirect subsidiary of Steel River Infrastructure Fund North America
RCCs	Replacement Capital Covenants
RCRA	Resource Conservation and Recovery Act
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act

REIT	Real estate investment trust
RGGI	Regional Greenhouse Gas Initiative
Rider B	Rate adjustment clause associated with the recovery of costs related to the proposed conversion of three of Virginia Power’s coal-fired power stations to biomass
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider T	A rate adjustment clause associated with the recovery of certain electric transmission-related expenditures
Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
Riders C1 and C2	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs
ROE	Return on equity
ROIC	Return on invested capital

Abbreviation or Acronym	Definition
RPM Buyers

The Maryland Public Service Commission, Delaware Public Service Commission, Pennsylvania Commission, New Jersey Board of Public Utilities and several other organizations representing consumers in the PJM region

RPS	Renewable Portfolio Standard
RTEP	Regional transmission expansion plan
RTO	Regional transmission organization
SAIDI	Metric used to measure electric service reliability, System Average Interruption Duration Index
Salem Harbor	Salem Harbor power station
SEC	Securities and Exchange Commission
September 2006 hybrids	2006 Series B Enhanced Junior Subordinated Notes due 2066
Shell	Shell WindEnergy, Inc.
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
State Line	State Line power station
Surry	Surry nuclear power station
TGP	Tennessee Gas Pipeline Company
TSR	Total shareholder return
U.S.	United States of America
U.S. DOT	United States Department of Transportation
UAO	Unilateral Administrative Order
UEX Rider	Uncollectible Expense Rider
US-APWR	Mitsubishi Heavy Industry’s Advanced Pressurized Water Reactor
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 585 MW baseload carbon-capture compatible, clean coal powered electric generation facility under construction in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries
Virginia Settlement Approval Order	Order issued by the Virginia Commission in March 2010 concluding Virginia Power’s 2009 Base Rate Review
VPDES	Virginia Pollutant Discharge Elimination System
VSWCB	Virginia State Water Control Board
Warren County	A 1,300 MW, combined-cycle, natural gas-fired power station under construction in Warren County, Virginia
Waxpool-Brambleton-BECO line	A Virginia Power project to construct an approximately 1.5 mile double circuit 230-kV line to a new Waxpool substation, and a new 230-kV line between the Brambleton and BECO substations
West Virginia Commission	Public Service Commission of West Virginia
Yorktown	Yorktown power station

Part I

Item 1. Business

GENERAL

Dominion, headquartered in Richmond, Virginia and incorporated in Virginia in 1983, is one of the nation’s largest producers and transporters of energy. Dominion’s strategy is to be a leading provider of electricity, natural gas and related services to customers primarily in the eastern region of the U.S. Dominion’s portfolio of assets includes approximately 28,142 MW of generating capacity, 6,300 miles of electric transmission lines, 56,800 miles of electric distribution lines, 11,000 miles of natural gas transmission, gathering and storage pipeline and 21,800 miles of gas distribution pipeline, exclusive of service lines of two inches in diameter or less. Dominion also operates the nation’s largest underground natural gas storage system, with approximately 947 bcf of storage capacity, and serves nearly 6 million utility and retail energy customers in 15 states.

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

Dominion continues to expand and improve its regulated electric and natural gas businesses, in accordance with its five-year investment program. A major impetus for this program is to meet the anticipated increase in electricity demand in its electric utility service territory as forecasted by PJM. Other drivers for the capital investment program include the need to construct infrastructure to handle the increase in natural gas production from the Marcellus and Utica Shale formations; and to upgrade its gas distribution and electric transmission and distribution network. Dominion has announced that it may make further substantial investments in other gas projects over the next five years.

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

EMPLOYEES

As of December 31, 2011, Dominion had approximately 15,800 full-time employees, of which approximately 5,900 employees are subject to collective bargaining agreements. As of December 31, 2011, Virginia Power had approximately 6,800 full-time employees, of which approximately 3,100 employees are subject to collective bargaining agreements.

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

ACQUISITIONS AND DISPOSITIONS

Following are significant divestitures by Dominion and Virginia Power during the last five years. There were no significant acquisitions by either registrant during this period.

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

ASSIGNMENT OF MARCELLUS ACREAGE

In 2008, Dominion completed a transaction with Antero Resources to assign drilling rights to approximately 117,000 acres in the Marcellus Shale formation located in West Virginia and Pennsylvania. Dominion received proceeds of approximately $347 million. Under the agreement, Dominion received a 7.5% overriding royalty interest on future natural gas production from the assigned acreage. The overriding royalty interest was transferred to CONSOL as part of the sale of substantially all of Dominion’s Appalachian E&P operations in 2010.

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

In August 2007, Dominion completed the sale of Gichner, LLC, all of the issued and outstanding shares of the capital stock of Gichner, Inc. (an affiliate of Gichner, LLC) and Dallastown Realty for approximately $30 million.

OPERATING SEGMENTS

Dominion manages its daily operations through three primary operating segments: DVP, Dominion Generation and Dominion Energy. Dominion also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) and the net impact of the operations and sale of Peoples, which is discussed in Note 4 to the Consolidated Financial Statements. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

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

For additional financial information on operating segments, including revenues from external customers, see Note 26 to the Consolidated Financial Statements. For additional information on operating revenue related to Dominion’s and Virginia Power’s principal products and services, see Notes 2 and 5 to the Consolidated Financial Statements, which information is incorporated herein by reference.

DVP

The DVP Operating Segment of Virginia Power includes Virginia Power’s regulated electric transmission and distribution (including customer service) operations, which serve approximately 2.4 million residential, commercial, industrial and governmental customers in Virginia and North Carolina.

Virginia Power has announced its five-year investment plan, which includes spending approximately $4 billion from 2012 through 2016 to upgrade or add new transmission and distribution lines, substations and other facilities to meet growing electricity demand within its service territory and maintain reliability. The proposed electric delivery infrastructure projects are intended to address both continued population growth and increases in electricity consumption by the typical consumer. In addition, data centers continue to contribute to anticipated demand growth, with an expected load of approximately 715 MW by the end of 2013.

Revenue provided by electric distribution operations is based primarily on rates established by state regulatory authorities and state law. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures. Operationally, electric distribution continues to focus on improving service levels while striving to reduce costs and link investments to operational results. As a result, electric service reliability and customer service have improved. The three-year average SAIDI has improved from 127 minutes at the end of 2006 to 111 minutes at the end of 2011. Likewise, ASA has also shown significant improvement. The three-year average ASA has improved from 60 seconds at the end of 2006 to 40 seconds at the end of 2011. Customer service options continue to be enhanced and expanded through the use of technology. Customers now have the ability to use the Internet for routine billing and payment transactions, connecting and disconnecting service, reporting outages and obtaining outage updates. Additionally, customers can follow progress to restore electric service following major outages by accessing Facebook or Twitter. As electric distribution moves forward, safety, electric service reliability and customer service will remain key focal areas.

Revenue provided by Virginia Power’s electric transmission operations is based primarily on rates approved by FERC. The profitability of this business is dependent on its ability, through the rates it is permitted to charge, to recover costs and earn a reasonable return on its capital investments. Variability in earnings primarily results from changes in rates and the timing of property additions, retirements and depreciation.

Virginia Power is a member of PJM, an RTO, and its electric transmission facilities are integrated into PJM wholesale electricity markets. Consistent with the increased authority given to NERC by EPACT, Virginia Power’s electric transmission operations are committed to meeting NERC standards, modernizing its infrastructure and maintaining superior system reliability. Virginia Power’s electric transmission operations will continue to focus on safety, operational performance, NERC compliance and execution of PJM’s RTEP.

The DVP Operating Segment of Dominion includes all of Virginia Power’s regulated electric transmission and distribution operations as discussed above, as well as Dominion’s nonregulated retail energy marketing operations.

Dominion’s retail energy marketing operations compete in nonregulated energy markets. The retail business requires limited capital investment and currently employs approximately 190 people. The retail customer base includes 2.2 million customers and is diversified across three product lines-natural gas, electricity and home warranty services. Dominion has a heavy concentration of natural gas customers in markets where utilities have a long-standing commitment to customer choice. Dominion pursues customers in electricity markets where utilities have divested of generation assets and where customers are permitted and have opted to purchase from the market. Major growth drivers are net customer additions, new market penetration, product development and expanded sales channels and supply optimization.

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

REGULATION

Virginia Power’s electric retail service, including the rates it may charge to jurisdictional customers, is subject to regulation by the Virginia Commission and the North Carolina Commission. Virginia Power’s electric transmission rates, tariffs and terms of service are subject to regulation by FERC. Electric transmission siting authority remains the jurisdiction of the Virginia and North Carolina Commissions. However, EPACT provides FERC with certain backstop authority for transmission siting. See State Regulations and Federal Regulations in Regulation and Note 14 to the Consolidated Financial Statements for additional information, including a discussion of the 2011 Biennial Review Order.

PROPERTIES

Virginia Power has approximately 6,300 miles of electric transmission lines of 69 kV or more located in the states of North Carolina, Virginia and West Virginia. Portions of Virginia Power’s electric transmission lines cross national parks and forests under permits entitling the federal government to use, at specified charges, any surplus capacity that may exist in these lines. While Virginia Power owns and maintains its electric transmission facilities, they are a part of PJM, which coordinates the planning, operation, emergency assistance and exchange of capacity and energy for such facilities.

Each year, as part of PJM’s RTEP process, reliability projects are authorized. In 2011, Virginia Power completed construction of two of the major construction projects authorized in 2006, Meadow Brook-to-Loudoun and Carson-to-Suffolk, which are each designed to improve the reliability of service to customers and the region.

As part of subsequent annual PJM RTEP processes, PJM authorized additional electric transmission upgrade projects including Hayes-to-Yorktown in December 2008 and Mt. Storm-to-Doubs and Dooms-to-Bremo in December 2010. See Note 14 to the Consolidated Financial Statements for additional information on these and other electric transmission projects.

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

Earnings for the Generation operating segment of Virginia Power primarily result from the sale of electricity generated by its utility fleet. Revenue is based primarily on rates established by state regulatory authorities and state law. Approximately 80% of revenue comes from serving Virginia jurisdictional customers. Rates for the Virginia jurisdiction are set using a modified cost-of-service rate model. The cost of fuel and purchased power is generally collected through fuel cost-recovery mechanisms established by regulators and does not materially impact net income. Variability in earnings for Virginia Power’s generation operations results from changes in rates, the demand for services, which is primarily weather dependent, and labor and benefit costs, as well as the timing, duration and costs of scheduled and unscheduled outages. See Electric Regulation in Virginia under Regulation and Note 14 to the Consolidated Financial Statements for additional information, including a discussion of the 2011 Biennial Review Order.

The Dominion Generation Operating Segment of Dominion includes Virginia Power’s generation facilities and its related energy supply operations described above as well as the generation operations of Dominion’s merchant fleet and energy marketing and price risk management activities for these assets. The Generation operating segment of Dominion derives its earnings primarily from the sale of electricity generated by Virginia Power’s utility and Dominion’s merchant generation assets, as well as associated capacity and ancillary services from Dominion’s merchant generation assets.

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

COMPETITION

Dominion Generation Operating Segment—Dominion and Virginia Power

Virginia Power’s generation operations are not subject to significant competition as only a limited number of its Virginia jurisdictional electric utility customers have retail choice. See Regulation-State Regulations-Electric for more information. Currently, North Carolina does not offer retail choice to electric customers.

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

8

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

Dominion Generation Operating Segment—Dominion and Virginia Power

The generation capacity of Virginia Power’s electric utility fleet totals 18,985 MW. The generation mix is diversified and includes coal, nuclear, gas, oil, hydro and renewables. Virginia Power’s generation facilities are located in Virginia, West Virginia and North Carolina and serve load in Virginia and northeastern North Carolina.

Based on available generation capacity and current estimates of growth in customer demand in its utility service area, Virginia Power will need additional generation capacity over the next decade. Virginia Power has announced a comprehensive generation growth program, referred to as Powering Virginia, which involves the development, financing, construction and operation of new multi-fuel, multi-technology generation capacity to meet the anticipated growing demand in its core market in Virginia. Significant projects under construction or development include:

•

The Virginia City Hybrid Energy Center located in Wise County, Virginia, is expected to generate about 585 MW when completed. The baseload facility is estimated to cost $1.8 billion, excluding financing costs. Construction was approximately 95% complete at the end of 2011, and commercial operations are expected to commence in the summer of 2012.

•

Warren County is expected to generate more than 1,300 MW of electricity when operational. In February 2012, the Virginia Commission authorized the construction of this power station, which is estimated to cost approximately $1.1 billion, excluding financing costs. Commercial operations are scheduled to commence by late 2014. In connection with the air permit process for Warren County, Virginia Power reached an agreement to permanently retire North Branch, a 74 MW coal-fired plant located in West Virginia, once Warren County begins commercial operations.

•

Virginia Power plans to convert three coal-fired Virginia generating stations to biomass, a renewable energy source. The conversions of the power stations in Altavista, Hopewell and Southampton County would increase Dominion’s renewable generation by more than 150 MW and are expected to cost approximately $165 million, excluding financing costs. After approvals by the Virginia Department of Environmental Quality and the Virginia Commission, construction will begin; these conversions are expected to be complete by the end of 2013.

•

Subject to the receipt of certain regulatory approvals, Virginia Power plans to construct a combined-cycle natural gas-fired power station in Brunswick County, Virginia, that is expected to generate more than 1,300 MW. If the project is approved, commercial operations are expected to commence in 2016. Brunswick County has approved a conditional use permit to allow for construction of the plant. This facility would more than offset the expected reduction in capacity caused by the anticipated retirement of coal-fired units at Chesapeake and Yorktown during 2015 and 2016 primarily due to the cost of compliance with MATS. The facility would be similar to the power station being built in Warren County, Virginia, which is estimated to cost approximately $1.1 billion, excluding financing costs.

In May 2011, Virginia Power completed construction of Bear Garden, at a total cost of approximately $620 million, excluding financing costs, and the 590 MW combined-cycle, natural gas-fired power station commenced commercial operations.

In addition to the projects above, Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna. See Note 14 to the Consolidated Financial Statements for more information on this project.

Dominion Generation Operating Segment—Dominion

The generation capacity of Dominion’s merchant fleet totals 9,157 MW. The generation mix is diversified and includes nuclear, coal, gas, oil and renewables. Merchant generation facilities are located in Connecticut, Illinois, Indiana, Massachusetts, Pennsylvania, Rhode Island, West Virginia and Wisconsin with a majority of that capacity concentrated in New England. Dominion is the largest generator in ISO-NE and, mirroring the region’s load demand, has principally baseload units with the remainder split between intermediate and peaking.

In the first quarter of 2011, Dominion decided to pursue the sale of Kewaunee. Any sale of Kewaunee would be subject to the approval of Dominion’s Board of Directors, as well as applicable state and federal approvals.

During the second quarter of 2011, Dominion announced its intention to retire State Line by mid-2014 and to retire two of the four units at Salem Harbor by the end of 2011 and the remaining two Salem Harbor units on June 1, 2014. These decisions were prompted by the economic outlook for both facilities, in combination with the expectation that State Line would be impacted by potential environmental regulations that would likely require significant capital expenditures. During the third quarter of 2011, Dominion announced an accelerated schedule for State Line, with the facility to be retired in the first quarter of 2012, given a continued decline in power prices and the expected cost to comply with environmental regulations.

Salem Harbor units 1 and 2 were retired as planned on December 31, 2011.

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

Dominion Generation Operating Segment—Virginia Power

Presented below is a summary of Virginia Power’s actual system output by energy source:

Source	2011	2010	2009
Purchased power, net	33%	29%	25%
Nuclear(1)	28	28	32
Coal(2)	26	31	33
Natural gas	12	10	9
Other(3)	1	2	1
Total	100%	100%	100%

(1)	Excludes ODEC’s 11.6% ownership interest in North Anna.
(2)	Excludes ODEC’s 50.0% ownership interest in the Clover power station. The average cost of coal for 2011 Virginia in-system generation was $33.55 per MWh.
(3)	Includes oil, hydro and biomass.

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

NUCLEAR DECOMMISSIONING

In June 2011, the NRC amended its regulations to improve decommissioning planning. As applied to the operators of nuclear power plants, these amendments require licensees to conduct operations in a manner minimizing introduction of residual radioactivity into the site, perform additional surveys, and maintain records of their results. In addition, the amendments make minor changes to financial assurance methods and require additional information on decommissioning and spent fuel management costs after a plant permanently ceases operations. The revised regulations will become effective in December 2012 and are not expected to significantly affect the decommissioning cost estimates or funding for Dominion’s or Virginia Power’s units.

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

Virginia Power believes that the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover expected decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects the long-term investment horizon, since the units will not be decommissioned for decades, and a positive long-term outlook for trust fund investment returns. Virginia Power will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirement, which may include the use of parent company guarantees, surety bonding or other financial guarantees recognized by the NRC.

The total estimated cost to decommission Virginia Power’s four nuclear units is $2.2 billion in 2011 dollars and is primarily based upon site-specific studies completed in 2009. The current cost estimates assume decommissioning activities will begin shortly after cessation of operations, which will occur when the operating licenses expire. Virginia Power expects to decommission the Surry and North Anna units during the period 2032 to 2067.

10

Dominion Generation Operating Segment—Dominion

In addition to the four nuclear units discussed above, Dominion has three licensed, operating nuclear reactors, two at Millstone in Connecticut and one at Kewaunee in Wisconsin. A third Millstone unit ceased operations before Dominion acquired the power station. As part of Dominion’s acquisition of both Millstone and Kewaunee, it acquired decommissioning funds for the related units. Any funds remaining in Kewaunee’s trust after decommissioning is completed are required to be refunded to Wisconsin ratepayers. Dominion believes that the amounts currently available in the decommissioning trusts and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units. Dominion will continue to monitor these trusts to ensure they meet the NRC minimum financial assurance requirement, which may include the use of parent company guarantees, surety bonding or other financial guarantees recognized by the NRC. The total estimated cost to decommission Dominion’s eight units is $4.7 billion in 2011 dollars and is primarily based upon site-specific studies completed in 2009. For the Millstone and Kewaunee operating units, the current cost estimate assumes decommissioning activities will begin shortly after cessation of operations, which will occur when the operating licenses expire. Millstone Unit 1 is not in service and selected minor decommissioning activities are being performed. This unit will continue to be monitored until full decommissioning activities begin for the remaining Millstone operating units. Dominion expects to start minor decommissioning activities at Millstone Unit 2 in 2035, with full decommissioning of Millstone Units 1, 2 and 3 at the permanent cessation of operations of Millstone Unit 3 during the period 2045 to 2069. In February 2011, the NRC approved the renewal of the Kewaunee operating license. The renewal permits Kewaunee to operate through December 21, 2033 with full decommissioning of Kewaunee during the period 2033 to 2065.

The estimated decommissioning costs and license expiration dates for the nuclear units owned by Dominion and Virginia Power are shown in the following table.

	NRC license expiration year	Most recent cost estimate (2011 dollars)(1)	Funds in trusts at December 31, 2011	2011 Contributions To Trusts
(dollars in millions)
Surry
Unit 1	2032	$562	$387	$0.6
Unit 2	2033	584	382	0.6
North Anna
Unit 1(2)	2038	509	310	0.4
Unit 2(2)	2040	522	291	0.3
Total (Virginia Power)		2,177	1,370	1.9
Millstone
Unit 1(3)	n/a	450	321	—
Unit 2	2035	676	398	—
Unit 3(4)	2045	706	393	—
Kewaunee				—
Unit 1	2033	681	517	—
Total (Dominion)		$4,690	$2,999	$1.9

(1)	The cost estimates shown above are total decommissioning cost estimates and differ from the cost estimates used to calculate Dominion’s and Virginia Power’s nuclear decommissioning AROs. Among other items, the cost estimates above do not reflect any reduction for the expected future recovery from the DOE of certain spent fuel costs based on the Companies’ contracts with the DOE for disposal of spent nuclear fuel.
(2)	North Anna is jointly owned by Virginia Power (88.4%) and ODEC (11.6%). However, Virginia Power is responsible for 89.26% of the decommissioning obligation. Amounts reflect 89.26% of the decommissioning cost for both of North Anna’s units.
(3)	Unit 1 ceased operations in 1998, before Dominion’s acquisition of Millstone.
(4)	Millstone Unit 3 is jointly owned by Dominion Nuclear Connecticut, with a 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal Wholesale Electric Company and Central Vermont Public Service Corporation. Decommissioning cost is shown at 100% and the trust funds are shown at Dominion’s ownership percentage. At December 31, 2011, the minority owners held approximately $27 million of trust funds related to Millstone Unit 3 that are not reflected in the table above.

Also see Note 15 and Note 23 to the Consolidated Financial Statements for further information about AROs and nuclear decommissioning, respectively.

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

The gas transmission pipeline and storage business serves gas distribution businesses and other customers in the Northeast, mid-Atlantic and Midwest. Included in Dominion’s gas transmission pipeline and storage business is its gas gathering and extraction activity, which sells extracted products at market rates. Dominion’s LNG operations involve the import and storage of LNG at Cove Point and the transportation of regasified LNG to the interstate pipeline grid and mid-Atlantic and Northeast markets. In connection with the recent increase in Eastern U.S. natural gas production, including from the Marcellus and Utica shale formations, Dominion has requested regulatory authority to operate Cove Point as a bi-directional facility, able to import LNG, and vaporize it as natural gas, and liquefy natural gas and export it as LNG. See Future Issues and Other Matters in MD&A for more information.

Revenue provided by Dominion’s regulated gas transmission and storage and LNG operations is based primarily on rates established by FERC. Additionally, Dominion receives revenue from firm fee-based contractual arrangements, including negotiated rates, for certain gas transportation, gas storage, LNG storage and regasification services. Dominion’s gas distribution operations serve residential, commercial and industrial gas sales and transportation customers. Revenue provided by its gas distribution operations is based primarily on rates established by the Ohio and West Virginia Commissions. The profitability of these businesses is dependent on Dominion’s ability, through the rates it is permitted to charge, to recover costs and earn a reasonable return on its capital investments. Variability in earnings results from operating and maintenance expenditures, as well as changes in rates and the demand for services, which are dependent on weather, changes in commodity prices and the economy.

In October 2008, East Ohio implemented a rate case settlement which provided for a straight-fixed-variable rate design.

Under this rate design, East Ohio recovers a larger portion of its fixed operating costs through a flat monthly charge accompanied by a reduced volumetric base delivery rate. Accordingly, East Ohio’s revenue is less impacted by weather-related fluctuations in natural gas consumption than under the traditional rate design.

Earnings from Dominion Energy’s producer services business are unregulated, and are subject to variability associated with changes in commodity prices. Producer services uses physical and financial arrangements to hedge this price risk.

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

Retail competition for gas supply exists to varying degrees in the two states in which Dominion’s gas distribution subsidiaries operate. In Ohio, there has been no legislation enacted to require supplier choice for residential and commercial natural gas consumers. However, Dominion offers an Energy Choice program to customers, in cooperation with the Ohio Commission. At December 31, 2011, approximately 1 million of Dominion’s 1.2 million Ohio customers were participating in this Energy Choice Program. West Virginia does not require customers to choose their provider in its retail natural gas markets at this time. However, the West Virginia Commission has issued regulations to govern pooling services, one of the tools that natural gas suppliers may utilize to provide retail customers a choice in the future and has issued rules requiring competitive gas service providers to be licensed in West Virginia. See Regulation-State Regulations-Gas for additional information.

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

Dominion Energy has approximately 11,000 miles of gas transmission, gathering and storage pipelines located in the states of Maryland, New York, Ohio, Pennsylvania, Virginia and West Virginia. Dominion Energy operates gas processing and fractionation facilities in West Virginia with a total processing capacity of 267,000 mcf per day and fractionation capacity of 582,000 gallons per day. Dominion Energy also operates 20 underground gas storage fields located in New York, Ohio, Pennsylvania and West Virginia, with almost 2,000 storage wells and approximately 349,000 acres of operated leaseholds.

The total designed capacity of the underground storage fields operated by Dominion Energy is approximately 947 bcf. Certain storage fields are jointly-owned and operated by Dominion Energy. The capacity of those fields owned by Dominion’s partners totals about 242 bcf. Dominion Energy also has about 15 bcf of above-ground storage capacity at Cove Point. Dominion Energy has about 128 compressor stations with more than 777,000 installed compressor horsepower.

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

In January 2011, Dominion completed the $50 million Cove Point Pier Reinforcement Project to upgrade, expand and modify the existing pier at the Cove Point terminal to accommodate the next generation of LNG vessels (up to 267,000 cubic meters) that are much larger than those that could previously be accommodated (no larger than 148,000 cubic meters).

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

In June 2011, FERC approved DTI’s $634 million Appalachian Gateway Project. The project is expected to provide approximately 484,000 dekatherms per day of firm transportation services for new Appalachian gas supplies in West Virginia and southwestern Pennsylvania to an interconnection with Texas Eastern Transmission, LP at Oakford, Pennsylvania. Construction has commenced and transportation services are scheduled to begin by September 2012.

In August 2011, DTI received FERC authorization for the Northeast Expansion Project. The project is expected to provide approximately 200,000 dekatherms per day of firm transportation services for CONSOL’s Marcellus Shale natural gas production from various receipt points in central and southwestern Pennsylvania to a nexus of market pipelines and storage facilities in Leidy, Pennsylvania. The project is expected to cost approximately $100 million. Construction of new compression facilities

12

at three existing compressor stations in central Pennsylvania is expected to begin in March 2012, with a projected in-service date of November 2012.

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

In November 2011, DTI filed a FERC application for approval to construct the $17 million Sabinsville to Morrisville project, a pipeline to move additional Marcellus supplies from a TGP pipeline in northeast Pennsylvania to its line in upstate New York. DTI executed a binding precedent agreement with TGP in October 2010 to provide this firm transportation service up to 92,000 dekatherms per day for a 14-year term. Construction is expected to commence April 2013 with an expected in service date of November 2013.

DTI is developing the Allegheny Storage Project, which is expected to provide approximately 7.5 bcf of incremental storage service and 125,000 dekatherms per day of associated year-round firm transportation service to three local distribution companies under 15-year contracts. Storage capacity for the project will be provided from storage pool enhancements at DTI and capacity leased from East Ohio. DTI intends to construct additional compression facilities and upgrade measurement and regulation in order to provide 115,000 dekatherms per day of transportation service. The remaining 10,000 dekatherms per day of transportation service will not require construction of additional facilities. The $112 million project is expected to be in service in 2014, subject to FERC approval, which DTI requested in February 2012.

In February 2011, DTI concluded a binding open season for its $67 million Tioga Area Expansion Project, which is designed to provide approximately 270,000 dekatherms per day of firm transportation service from supply interconnects in Tioga and Potter Counties in Pennsylvania to DTI’s Crayne interconnect with Texas Eastern Transmission, LP in Greene County, Pennsylvania and the Leidy interconnect with Transcontinental Gas Pipe Line Company in Clinton County, Pennsylvania. Two customers have contracted for the service under 15-year terms. DTI filed a certificate application with FERC in November 2011. Subject to the receipt of regulatory approvals, the project is anticipated to be in service in November 2013.

In January 2011, Dominion announced the development of a natural gas processing and fractionation facility in Natrium, West Virginia, and in July 2011 it executed a contract for the construction of the first phase of the facility. This phase of the project is fully contracted and is expected to be in service by December 2012. The Phase 1 costs for processing, fractionation, plant inlet and outlet natural gas transportation, gathering, and various modes of NGL transportation is approximately $500 million. Dominion is also in negotiations for the possible construction of Phase 2 at Natrium, which could be in service by the fourth quar-

ter of 2013. The complete project is designed to process up to 400,000 mcf of natural gas per day and fractionate up to 59,000 barrels of NGLs per day.

In March 2011, East Ohio filed a request with the Ohio Commission to accelerate the PIR program by nearly doubling its PIR spending to more than $200 million annually. East Ohio identified 1,450 miles of pipeline that need to be replaced, in addition to the pipeline originally identified in the PIR project scope. See Note 14 to the Consolidated Financial Statements for additional information.

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

SEASONALITY

Dominion Energy’s natural gas distribution business earnings vary seasonally, as a result of the impact of changes in temperature on demand by residential and commercial customers for gas to meet heating needs. Historically, the majority of these earnings have been generated during the heating season, which is generally from November to March, however implementation of the straight-fixed-variable rate design at East Ohio has reduced the earnings impact of weather-related fluctuations. Demand for services at Dominion’s pipeline and storage business can also be weather sensitive. Commodity prices can be impacted by seasonal weather changes, the effects of unusual weather events on operations and the economy. Dominion’s producer services business is affected by seasonal changes in the prices of commodities that it transports, stores and actively markets and trades.

Corporate and Other

Corporate and Other Segment—Virginia Power

Virginia Power’s Corporate and Other segment primarily includes certain specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

Corporate and Other Segment—Dominion

Dominion’s Corporate and Other segment includes its corporate, service company and other functions (including unallocated debt) and the net impact of the operations and sale of Peoples, which is discussed in Note 4 to the Consolidated Financial Statements. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

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

This strategy incorporates Dominion’s and Virginia Power’s efforts to voluntarily reduce GHG emissions, which are described below. See Dominion Generation—Properties for more information on certain of the projects described below, as well as other projects under current development.

Environmental Compliance

Dominion and Virginia Power remain committed to compliance with all applicable environmental laws, regulations and rules related to their operations. Additional information related to Dominion’s and Virginia Power’s environmental compliance matters can be found in Future Issues and Other Matters in MD&A and in Note 23 to the Consolidated Financial Statements.

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

Virginia Power’s DSM programs provide important incremental steps toward achieving the voluntary ten percent energy conservation goal. The conservation and load management plan includes the following DSM programs, which were approved by the Virginia Commission in March 2010 and were rolled out in May 2010:

•	Residential Lighting Program—an instant, in-store discount on the purchase of qualifying compact fluorescent lights;
•	Home Energy Improvement—energy audits and improvements for homes of low-income customers;
•	Smart Cooling Rewards—incentives for residential customers who voluntarily enroll to allow Virginia Power to cycle their air conditioners and heat pumps during periods of peak demand;
•	Commercial Heating, Ventilating and Air Conditioning Upgrade Program—incentives for commercial customers to improve the energy efficiency of their heating and/or cooling units; and
•	Commercial Lighting Program—incentives for commercial customers to install energy-efficient lighting.

In September 2011, Virginia Power filed an application for approval of six additional DSM programs and to expand the approved Commercial Lighting and Commercial Heating, Ventilating and Air Conditioning Upgrade programs, in addition to requesting annual recovery of DSM program costs. The proposed DSM programs include:

•	Commercial Energy Audit Program—an on-site energy audit providing commercial customers with information to evaluate potential energy cost savings options;
•	Commercial Duct Testing & Sealing—an incentive for commercial customers to seal duct and air distribution systems to improve system efficiency;
•	Commercial Refrigeration Program—an incentive for commercial customers to install more efficient refrigeration technologies;
•	Commercial Distributed Generation—a redesigned distributed generation program allowing customers to commit their on-site back-up generators to Virginia Power during periods of peak demand;
•

Residential Lighting Phase II—an extension of the initial in-store discount on the purchase of qualifying compact fluorescent lighting as well as light-emitting diode bulbs to phase out and replace conventional incandescent bulbs; and

•

Residential Bundle Program—a bundle of four residential programs to be available to residential customers, including a Residential Home Energy Check-up Program, Residential Duct Testing & Sealing Program, Residential Heat Pump Tune-Up Program and Residential Heat Pump Upgrade Program.

In September 2010, Virginia Power filed with the North Carolina Commission an application for approval and its initial request for cost recovery of the five DSM programs initially approved in Virginia, as well as the distributed generation program. In February 2011, the North Carolina Commission approved the five DSM programs approved in Virginia, and Virginia Power subsequently launched the residential lighting program in May 2011 and the remainder of the approved programs in June 2011. In a separate order issued in September of 2011, the North Carolina Commission denied approval of Virginia Power’s proposed distributed generation program.

Virginia Power continues to assess smart grid technologies through a demonstration designed to indicate how these technologies may enhance Virginia Power’s electric distribution system by allowing energy to be delivered more efficiently. The demonstration involves a limited deployment, within Virginia Power’s Virginia service territory, of smart meters that use digital technology to enable two-way communication between the meter and Virginia Power’s electric distribution system. Dependent upon the outcome of the demonstration and certain regulatory proceedings, Virginia Power may make a significant investment in replacing existing meters with Advanced Metering Infrastructure. The technology is intended to help customers monitor and control their

14

energy use. It is also expected to lead to more efficient use of the power grid, which is expected to result in energy savings and lower environmental emissions. Moreover, deployment of smart grid technology is expected to provide more accurate outage information, fewer service calls, and faster service restoration.

Renewable Generation

Renewable energy is also an important component of a diverse and reliable energy mix. Both Virginia and North Carolina have passed legislation setting targets for renewable power. Virginia Power is committed to meeting Virginia’s goals of 12% renewable power by 2022 and 15% by 2025, and North Carolina’s RPS of 12.5% by 2021. In May 2010, the Virginia Commission approved Virginia Power’s participation in the state’s RPS program. As a participant, Virginia Power is permitted to seek recovery, through rate adjustment clauses, of the costs of programs designed to meet RPS goals. Virginia Power plans to meet the respective RPS targets in Virginia and North Carolina by utilizing existing renewable facilities, as well as through additional renewable generation where it makes sense for customers. In addition, Virginia Power intends to purchase renewable energy certificates, as permitted by each RPS program, to meet any remaining annual requirement needs. Virginia Power continues to explore opportunities to develop new renewable facilities within its service territory, the energy attributes of which would qualify for inclusion in the RPS programs.

Dominion has invested in wind energy through two joint ventures. Dominion is a 50% owner of NedPower. Dominion’s share of this project produces 132 MW of renewable energy. Dominion is also a 50% owner with BP of the first phase of Fowler Ridge, which has a generating capacity of 300 MW. Dominion has a long-term agreement with Fowler Ridge to purchase 200 MW of energy, capacity and environmental attributes from this first phase. In the first quarter of 2011, Dominion completed the sale of its remaining share of the development assets of the second phase of Fowler Ridge to BP.

In October 2011, Virginia Power filed with the Virginia Commission an application to conduct a solar distributed generation demonstration program, consisting of up to a combined 30 MW of company-owned solar distributed generation facilities to be located at selected commercial, industrial and community locations throughout its Virginia service territory, as well as up to a combined 3 MW of customer-owned solar distributed generation facilities that will be subject to a tariff filed with the Virginia Commission in 2012. If approved, this program is expected to generate enough electricity to power about 6,000 homes during peak daylight hours.

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

Improvements in Other Energy Infrastructure

Virginia Power’s five-year investment plan includes significant capital expenditures to upgrade or add new transmission and distribution lines, substations and other facilities to meet growing electricity demand within its service territory and maintain reliability. These enhancements are primarily aimed at meeting Virginia Power’s continued goal of providing reliable service, and are intended to address both continued population growth and increases in electricity consumption by the typical consumer. An additional benefit will be added capacity to efficiently deliver electricity from the renewable projects now being developed or to be developed in the future.

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

Dominion, in connection with its five-year growth plan, is also pursuing the construction or upgrade of regulated infrastructure in its natural gas business.

Dominion and Virginia Power’s Strategy for Voluntarily Reducing GHG Emissions

While Dominion and Virginia Power have not established a standalone GHG emissions reduction target or timetable, they are actively engaged in voluntary reduction efforts, as well as working toward achieving required RPS standards established by existing state regulations, as set forth above. The Companies have an integrated voluntary strategy for reducing overall GHG emission intensity that is based on maintaining a diverse fuel mix, including nuclear, coal, gas, oil, hydro and renewable energy, investing in renewable energy projects and promoting energy conservation and efficiency efforts. Below are some of the Companies’ efforts that have or are expected to reduce the Companies’ overall carbon emissions or intensity:

•

In 2003, Virginia Power retired two oil-fired units at its Possum Point power station, replacing them with a new 559 MW combined-cycle natural gas unit. Virginia Power also converted two coal-fired units at Possum Point to cleaner burning natural gas.

•

Since 2000, Dominion has added over 2,600 MW of non-emitting nuclear generation and over 3,500 MW of new lower-emitting natural gas-fired generation including nearly 1,600 MW at Virginia Power (excluding Possum Point), to its generation mix.

•	Virginia Power added 83 MW of renewable biomass and has plans to convert three coal-fired power stations to biomass, which is anticipated to be considered carbon neutral by regulatory agencies.
•	Dominion has over 800 MW of wind energy in operation or development.
•	Virginia Power completed construction of the natural gas-fired Bear Garden generating facility in May 2011.
•	Virginia Power is constructing the natural gas-fired Warren County power station. In connection with the air permit process for Warren County, Virginia Power reached an agreement with the National Park Service to permanently retire the North Branch power station, a 74 MW coal fired plant located in West Virginia, once Warren County begins commercial operations.
•

Virginia Power plans to construct an additional combined-cycle natural gas-fired power station similar in size to Warren County to replace coal-fired units at Chesapeake and Yorktown that are anticipated to be retired in 2015 and 2016.

•

Virginia Power has received an Early Site Permit from the NRC for the possible addition of approximately 1,500 MW of nuclear generation in Virginia. Virginia Power has not yet committed to building a new nuclear unit.

•	Virginia Power has developed the DSM programs described above.
•	Virginia Power has initiated a demonstration of smart grid technologies as described above.
•	In October 2011, Virginia Power announced plans to develop the community solar power program described above.
•	Dominion retired two coal-fired units at Salem Harbor in 2011 and announced that the remaining units at Salem Harbor will be retired during the second quarter of 2014.
•	Dominion has announced its plans to retire State Line during the first quarter of 2012.

While Virginia Power’s new Virginia City Hybrid Energy Center, which is currently under construction in southwest Virginia, will be a new source of GHG emissions upon entering service, Virginia Power has taken steps to minimize the impact on the environment. The new plant is expected to use at least 10% biomass for fuel and is designed to be carbon-capture compatible, meaning that technology to capture CO2 can be added to the station if or when it becomes commercially available. Also, Virginia Power has announced plans to convert its coal units at Bremo to natural gas, contingent upon the Virginia City Hybrid Energy Center entering service and receipt of necessary approvals. It is currently estimated that the Virginia City Hybrid Energy Center will have the potential to emit about 4.8 million metric tonnes of direct CO2 emissions in a year assuming a 100% capacity factor and 100% coal-fired operation. Actual emissions will depend on the capacity factor of the facility and the extent to which biomass is burned.

Dominion also developed a comprehensive GHG inventory for calendar year 2010. For Dominion Generation, Dominion’s and Virginia Power’s direct CO2 equivalent emissions, based on equity share (ownership), were approximately 52.4 million metric tonnes and 32.4 million metric tonnes, respectively. For the DVP operating segment’s electric transmission and distribution operations, direct CO2 equivalent emissions were approximately 0.2 million metric tonnes. DTI’s (including Cove Point) direct CO2 equivalent emissions were approximately 3.0 million metric tonnes and East Ohio’s direct CO2 equivalent emissions were approximately 1.4 million metric tonnes. While the Companies do not have final 2011 emissions data, they do not expect a significant variance in emissions from 2010 amounts. With respect to electric generation, primary facility stack emissions of CO2 from carbon based fuel combustion are directly measured via continuous emissions monitor system methods set forth under 40 CFR Part 75 of the U.S. Electric Code of Federal Regulation. For those emission sources not covered under 40 CFR Part 75, and for methane and nitrous oxide emissions, quantification is based on fuel combustion, higher heating values, emission factors, and global warming potentials as specified in the EPA’s Mandatory Reporting of Greenhouse Gases Rule. For the DVP operating segment’s electric transmission and distribution emissions, the protocol used was The Climate Registry. For Dominion’s natural gas businesses, combustion related emissions were calculated using the EPA Mandatory Reporting of Greenhouse Gases Rule as described above. For DTI, the protocol used to calculate the non-combustion related emissions reported above was Greenhouse Gas Emission Estimation Guidelines for Natural Gas Transmission and Storage, Volume 1-GHG Estimation Methodologies and Procedures-Revision 2, September 28, 2005 developed by the Interstate Natural Gas Association of America. For East Ohio, the protocol used to calculate the non-combustion related emissions was the American Gas Association’s April 2008 Greenhouse Emissions Estimation Methodologies and Procedures for Natural Gas Distribution Operations.

Since 2000, the Companies have tracked the emissions of their electric generation fleet. Their electric generation fleet employs a mix of fuel and renewable energy sources. Comparing annual year 2000 to annual year 2010, Dominion and Virginia Power’s electric generating fleet (based on ownership percentage) reduced their average CO2 emissions rate per MWh of energy produced from electric generation by about 21% and 10%, respectively. During such time period the capacity of Dominion and Virginia Power’s electric generation fleet has grown.

Alternative Energy Initiatives

In addition to the environmental strategy described above, Dominion formed the AES department in April 2009 to conduct research in the renewable and alternative energy technologies sector and to support strategic investments to advance Dominion’s base of understanding of such technologies. AES participates in federal and state policy development on alternative energy and identifies potential alternative energy resource and technology opportunities for Dominion’s business units. For example, in March 2011, AES initiated a Dominion scoping study for a high-voltage underwater transmission line from Virginia Beach into the ocean to support multiple offshore wind farms; the first of many steps with the goal being the development of a transmission line making offshore wind resources available to its customers. A 2010 Dominion study of its existing transmission system in eastern Virginia showed that it is possible to interconnect large scale wind facilities up to an installed capability of 4,500 MW.

REGULATION

Dominion and Virginia Power are subject to regulation by the Virginia Commission, North Carolina Commission, SEC, FERC, EPA, DOE, NRC, Army Corps of Engineers and other federal, state and local authorities.

State Regulations

ELECTRIC

Virginia Power’s electric utility retail service is subject to regulation by the Virginia Commission and the North Carolina Commission.

16

Virginia Power holds certificates of public convenience and necessity which authorize it to maintain and operate its electric facilities now in operation and to sell electricity to customers. However, Virginia Power may not construct generating facilities or large capacity transmission lines without the prior approval of various state and federal government agencies. In addition, the Virginia Commission and the North Carolina Commission regulate Virginia Power’s transactions with affiliates, transfers of certain facilities and the issuance of certain securities.

Electric Regulation in Virginia

The enactment of the Regulation Act in 2007 significantly changed electric service regulation in Virginia by instituting a modified cost-of-service rate model. With respect to most classes of customers, the Regulation Act ended Virginia’s planned transition to retail competition for its electric supply service. Base rates are set by a process that allows Virginia Power to recover its operating costs and an ROIC. The Virginia Commission reviews Virginia Power’s base rates, terms and conditions for generation and distribution services on a biennial basis in a proceeding that involves the determination of Virginia Power’s actual earned ROE during a combined two-year historic test period, and the determination of Virginia Power’s authorized ROE prospectively. If, as a result of the earnings test review, the Virginia Commission determines that Virginia Power’s historic earnings for the two-year test period are more than 50 basis points above the authorized level, between 60% and 100% of earnings above this level must be shared with customers through a refund process. Under certain circumstances described in the Regulation Act, the Virginia Commission may also order a base rate increase or reduction during the biennial review. Circumstances where the Virginia Commission may order a base rate decrease include a determination by the Virginia Commission that Virginia Power has exceeded its authorized level of earnings by more than 50 basis points for two consecutive biennial review periods. Virginia Power’s authorized ROE can be set no lower than the average, for a three-year historic period, of the actual returns reported to the SEC by not less than a majority of comparable utilities within the Southeastern U.S., with certain limitations as described in the Regulation Act. Virginia Power’s ROE may be increased or decreased by up to 100 basis points based on operating performance criteria, or alternatively, will be increased by 50 basis points for compliance with Virginia’s RPS.

In addition, the Regulation Act authorizes stand-alone rate adjustment clauses for recovery of costs for new generation facilities or major unit modifications of existing facilities, FERC-approved transmission costs, environmental compliance, conservation and energy efficiency programs and renewable energy programs. It provides for enhanced returns on capital expenditures relating to the construction or major modification of facilities that are nuclear-powered, clean coal/carbon capture compatible-powered, or renewable-powered, as well as conventional coal and combined-cycle combustion turbine facilities. Costs of fuel used for the generation of electricity, along with costs of purchased power, are recovered from customers through an annually approved fuel rider, as provided under a separate section of the Virginia Code. Decisions of the Virginia Commission may be appealed to the Supreme Court of Virginia.

If the Virginia Commission’s future rate decisions, including actions relating to Virginia Power’s rate adjustment clause filings,

differ materially from Virginia Power’s expectations, it could adversely affect its results of operations, financial condition and cash flows.

2009 BASE RATE REVIEW

Pursuant to the Regulation Act, the Virginia Commission initiated a review of Virginia Power’s base rates, terms and conditions in 2009, including a review of Virginia Power’s earnings for test year 2008. In March 2010, the Virginia Commission issued the Virginia Settlement Approval Order, thus concluding the 2009 case and resolving open issues relating to Virginia Power’s base rates, fuel factor and Riders R, S, T, C1 and C2.

2011 BIENNIAL REVIEW

Pursuant to the Regulation Act and the Virginia Settlement Approval Order, in March 2011, Virginia Power submitted its base rate filing and accompanying schedules in support of the first biennial review of its base rates, terms and conditions, as well as of its earnings for the 2009 and 2010 test period. In November 2011, the Virginia Commission issued the Biennial Review Order.

In the 2011 Biennial Review Order, the Virginia Commission determined that Virginia Power earned an ROE of approximately 13.3% during the 2009 and 2010 combined test years, which exceeded the authorized ROE earnings band of 11.4% to 12.4% established in the Virginia Settlement Approval Order, resulting in an order that Virginia Power refund 60% of earnings above the upper end of the authorized ROE earnings band, or approximately $78 million, to its customers. The actual refund amount is expected to total approximately $81 million, taking into account refunds to be paid to certain non-jurisdictional customers pursuant to their customer contracts. The Virginia Commission also determined that Virginia Power’s new authorized ROE is 10.9%, inclusive of a performance incentive of 50 basis points for meeting RPS targets. Subject to the outcome of Virginia Power’s petition for rehearing or reconsideration described below, this ROE will serve as the ROE against which Virginia Power’s earned return will be compared for all or part of the test periods in the 2013 biennial review proceeding.

With respect to Virginia Power’s rate adjustment clauses, the Virginia Commission determined that, effective December 1, 2011, the ROE applicable to Riders C1 and C2 is 10.4% and the ROE applicable to Riders R and S is 11.4%, inclusive of a statutory enhancement of 100 basis points. The Virginia Commission also found that, as a result of its determination that credits will be applied to customers’ bills, the Regulation Act requires the combination of its existing Riders T, C1, and C2 with Virginia Power’s base costs, revenues and investments, and these Riders will thereafter be considered part of Virginia Power’s base costs, revenues and investments for purposes of future biennial review proceedings. Accordingly, the Virginia Commission directed that Virginia Power’s tariff filings pursuant to the Biennial Review Order reflect such combination. The Virginia Commission has initiated a proceeding to address further implementation of this directive. As a result of the Virginia Settlement Approval Order and the Regulation Act, Virginia Power’s base rates will otherwise remain unchanged through at least December 1, 2013.

In December 2011, Virginia Power filed a petition with the Virginia Commission seeking rehearing or reconsideration of the Biennial Review Order, to clarify whether the effective date of the newly authorized base ROE is prospective from the date the Virginia Commission issued the Biennial Review Order or retrospective to January 1, 2011. Also, in December 2011, Virginia Power filed with the Virginia Commission a Notice of Appeal of the Biennial Review Order to the Supreme Court of Virginia.

See Note 14 to the Consolidated Financial Statements for additional information.

Electric Regulation in North Carolina

Virginia Power’s retail electric base rates in North Carolina are regulated on a cost-of-service/rate-of-return basis subject to North Carolina statutes and the rules and procedures of the North Carolina Commission. North Carolina base rates are set by a process that allows Virginia Power to recover its operating costs and an ROIC. If retail electric earnings exceed the returns established by the North Carolina Commission, retail electric rates may be subject to review and possible reduction by the North Carolina Commission, which may decrease Virginia Power’s future earnings. Additionally, if the North Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, Virginia Power’s future earnings could be negatively impacted. Fuel rates are subject to revision under annual fuel cost adjustment proceedings. Virginia Power intends to file an application with the North Carolina Commission by March 30, 2012, to increase its base rates. See Note 14 to the Consolidated Financial Statements for additional information.

GAS

Dominion’s gas distribution services are regulated by the Ohio Commission and the West Virginia Commission.

Status of Competitive Retail Gas Services

Both of the states in which Dominion has gas distribution operations have considered legislation regarding a competitive deregulation of natural gas sales at the retail level.

Ohio—Ohio has not enacted legislation requiring supplier choice for residential or commercial natural gas consumers. However, in cooperation with the Ohio Commission, Dominion offers retail choice to residential and commercial customers. At December 31, 2011, approximately 1.0 million of Dominion’s 1.2 million Ohio customers were participating in this Energy Choice program. In October 2006, East Ohio implemented a program approved by the Ohio Commission as a transitional step towards the improvement and expansion of the Energy Choice program, under which East Ohio entered into gas purchase contracts with selected suppliers at a fixed price above the NYMEX month-end settlement. This Standard Service Offer pricing mechanism replaced the traditional gas cost recovery rate with a monthly market price that eliminated the true-up adjustment, making it easier for customers to compare and switch to competitive suppliers if they so choose.

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

West Virginia—At this time, West Virginia has not enacted legislation to require customers to choose in the retail natural gas markets served by Hope. However, the West Virginia Commission has issued regulations to govern pooling services, one of the tools that natural gas suppliers may utilize to provide retail customers a choice in the future and has issued rules requiring competitive gas service providers to be licensed in West Virginia.

Rates

Dominion’s gas distribution subsidiaries are subject to regulation of rates and other aspects of their businesses by the states in which they operate - Ohio and West Virginia. When necessary, Dominion’s gas distribution subsidiaries seek general base rate increases to recover increased operating costs and a fair return on rate base investments. Base rates are set based on the cost of service by rate class. A straight-fixed-variable rate design, in which the majority of operating costs are recovered through a monthly charge rather than a volumetric charge, is utilized to establish rates for a majority of East Ohio’s customers pursuant to a 2008 rate case settlement. Base rates for Hope are designed primarily based on a rate design methodology in which the majority of operating costs are recovered through volumetric charges. In addition to general rate increases, Dominion’s gas distribution subsidiaries make routine separate filings with their respective state regulatory commissions to reflect changes in the costs of purchased gas. The majority of these purchased gas costs are subject to rate recovery through a mechanism that ensures dollar for dollar recovery of prudently incurred costs. Costs that are expected to be recovered in future rates are deferred as regulatory assets. The purchased gas cost recovery filings generally cover prospective one-, three- or twelve-month periods. Approved increases or decreases in gas cost recovery rates result in increases or decreases in revenues with corresponding increases or decreases in net purchased gas cost expenses. The Ohio Commission has also approved several stand-alone cost recovery mechanisms to recover specified costs and a return for infrastructure projects and certain other costs that vary widely over time; such costs are excluded from general base rates. See Note 14 to the Consolidated Financial Statements for additional information.

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

18

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

Dominion and Virginia Power plan and operate their facilities in compliance with approved NERC reliability requirements. Dominion and Virginia Power employees participate on various NERC committees, track the development and implementation of standards, and maintain proper compliance registration with NERC’s regional organizations. Dominion and Virginia Power anticipate incurring additional compliance expenditures over the next several years as a result of the implementation of new cybersecurity programs as well as efforts to ensure appropriate facility ratings for Virginia Power’s transmission lines. In October 2010, NERC issued an industry alert identifying possible discrepancies between the design and actual field conditions of transmission facilities as a potential reliability issue. The alert recommends that entities review their current facilities rating methodology to verify that the methodology is based on actual field conditions, rather than solely on design documents, and to take corrective action if necessary. Virginia Power is evaluating its transmission facilities for any discrepancies between design and actual field conditions. In addition, NERC has requested the industry to increase the number of assets subject to NERC reliability standards that are designated as critical assets, including cybersecurity assets. While Dominion and Virginia Power expect to incur additional compliance costs in connection with the above NERC requirements and initiatives, such expenses are not expected to significantly affect results of operations.

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

Dominion is also subject to the Pipeline Safety Acts of 2002 and 2011, which mandate inspections of interstate and intrastate natural gas transmission and storage pipelines, particularly those located in areas of high-density population. Dominion has evaluated its natural gas transmission and storage properties, as required by the Department of Transportation regulations under these Acts, and has implemented a program of identification, testing and potential remediation activities. These activities are ongoing.

See Future Issues and Other Matters in MD&A and Note 14 to the Consolidated Financial Statements for additional information.

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

GLOBAL CLIMATE CHANGE

The national and international attention in recent years on GHG emissions and their relationship to climate change has resulted in federal, regional and state legislative or regulatory action in this area. Dominion and Virginia Power support national climate change legislation that would provide a consistent, economy-wide approach to addressing this issue and are currently taking action to protect the environment and address climate change while meeting the future needs of their growing service territory. Dominion’s CEO and operating segment CEOs are responsible for compliance with the laws and regulations governing environmental matters, including climate change, and Dominion’s Board of Directors receives periodic updates on these matters. See Environmental Strategy above, Environmental Matters in Future Issues and Other Matters in MD&A and Note 23 to the Consolidated Financial Statements for information on climate change legislation and regulation, which information is incorporated herein by reference.

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

From time to time, the NRC adopts new requirements for the operation and maintenance of nuclear facilities. In many cases, these new regulations require changes in the design, operation and maintenance of existing nuclear facilities. If the NRC adopts such requirements in the future, it could result in substantial increases in the cost of operating and maintaining Dominion’s and Virginia Power’s nuclear generating units. See Nuclear Matters in Future Issues and Other Matters in MD&A for further information.

The NRC also requires Dominion and Virginia Power to decontaminate their nuclear facilities once operations cease. This process is referred to as decommissioning, and the Companies are required by the NRC to be financially prepared. For information on decommissioning trusts, see Dominion Generation-Nuclear Decommissioning and Note 10 to the Consolidated Financial Statements. See Note 23 to the Consolidated Financial Statements for information on spent nuclear fuel.

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

Dominion and Virginia Power are subject to complex governmental regulation that could adversely affect their results of operations. Dominion’s and Virginia Power’s operations are subject to extensive federal, state and local regulation and require numerous permits, approvals and certificates from various governmental agencies. These operations are also subject to legislation governing taxation at the federal, state and local level. They must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the business is conducted in accordance with applicable laws. However, new laws or regulations, the revision or reinterpretation of existing laws or regulations, or penalties imposed for non-compliance with existing laws or regulations may result in substantial expense.

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

Existing environmental laws and regulations may be revised and/or new laws may be adopted or become applicable to Dominion or Virginia Power. The EPA is expected to issue additional regulations with respect to air quality under the CAA, including revised NAAQS and regulations governing the emissions of GHGs from electric generating units. Risks relating to potential regulation of GHG emissions are discussed below. Dominion and

20

Virginia Power also expect additional federal water and waste regulations, including regulations concerning cooling water intake structures and coal combustion by-product handling and disposal practices that are expected to be applicable to at least some of its generating facilities.

Compliance costs cannot be estimated with certainty due to the inability to predict the requirements and timing of implementation of any new environmental rules or regulations. Other factors which affect the ability to predict future environmental expenditures with certainty include the difficulty in estimating clean-up costs and quantifying liabilities under environmental laws that impose joint and several liability on all responsible parties. However, such expenditures, if material, could make the Companies’ generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect Dominion’s or Virginia Power’s results of operations, financial performance or liquidity.

If additional federal and/or state requirements are imposed on energy companies mandating limitations on GHG emissions or requiring efficiency improvements, such requirements may result in compliance costs that alone or in combination could make some of Dominion’s or Virginia Power’s electric generation units or natural gas facilities uneconomical to maintain or operate. The EPA, environmental advocacy groups, other organizations and some state and other federal agencies are focusing considerable attention on GHG emissions from power generation facilities and their potential role in climate change. Dominion and Virginia Power expect that additional EPA regulations, and possibly additional state legislation and/or regulations, may be issued resulting in the imposition of additional limitations on GHG emissions or requiring efficiency improvements from fossil fuel-fired electric generating units.

There are also potential impacts on Dominion’s natural gas businesses as federal or state GHG legislation or regulations may require GHG emission reductions from the natural gas sector and could affect demand for natural gas. Additionally, GHG requirements could result in increased demand for energy conservation and renewable products. Several regions of the U.S. have moved forward with GHG emission regulations including regions where Dominion has operations. For example, Massachusetts and Rhode Island have implemented regulations requiring reductions in CO2 emissions through RGGI, a cap and trade program covering CO2 emissions from power plants in the Northeast, which affects several of Dominion’s facilities.

Compliance with GHG emission reduction requirements may require increasing the energy efficiency of equipment at facilities, committing significant capital toward carbon capture and storage technology, purchase of allowances and/or offsets, fuel switching, and/or retirement of high-emitting generation facilities and potential replacement with lower emitting generation facilities. The cost of compliance with GHG emission legislation and/or regulation is subject to significant uncertainties due to the outcome of several interrelated assumptions and variables, including timing of the implementation of rules, required levels of reductions, allocation requirements of the new rules, the maturation and commercialization of carbon capture and storage technology, and the selected compliance alternatives. The Companies cannot estimate the aggregate effect of such requirements on their results of operations, financial condition or their customers. However, such expenditures, if material, could make the Companies’ generation facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect Dominion’s or Virginia Power’s results of operations, financial performance or liquidity.

The rates of Virginia Power are subject to regulatory review. In the Biennial Review Order, the Virginia Commission determined that Virginia Power’s actual ROE during the 2009 and 2010 combined test years exceeded the upper end of the authorized ROE earnings band for that period, resulting in an order that Virginia Power refund approximately $78 million to its customers. The Virginia Commission also determined that Virginia Power’s new authorized ROE is 10.9%, inclusive of a performance incentive of 50 basis points for meeting certain renewable energy targets. Subject to the outcome of the petition for rehearing or reconsideration described below, this ROE will serve as the ROE against which Virginia Power’s earned return will be compared for all or part of the test periods in the 2013 biennial review proceeding. In December 2011, Virginia Power filed a petition with the Virginia Commission seeking a rehearing or reconsideration of the Biennial Review Order to clarify whether the effective date of the newly authorized ROE is the date the Virginia Commission issued the 2011 Biennial Review Order or January 1, 2011. If the Virginia Commission orders that the effective date of the newly authorized ROE is January 1, 2011, such effective date may adversely affect the outcome of the earnings test in the 2013 biennial review. In addition, Virginia Power’s base rates are subject to reduction if the Virginia Commission concludes, in the 2013 biennial review, that Virginia Power’s actual ROE during the test period exceeded the upper end of the authorized ROE earnings band for that period, under circumstances described in the Regulation Act. The Virginia Commission could also order Virginia Power to refund to customers 60% of any such excess earnings for the 2011-2012 earnings test period. The Virginia Commission may alternatively order Virginia Power to refund up to 100% of earnings that exceed the earnings band in a biennial review if it finds that Virginia Power’s total aggregate regulated rates have exceeded annual increases in the U.S. Consumer Price Index, as described in the Regulation Act.

In the 2011 Biennial Review Order, as a result of the Virginia Commission’s determination that credits will be applied to customers’ bills, the Virginia Commission, as required by the Regulation Act, directed Virginia Power to combine its existing Riders T, C1, and C2 with Virginia Power’s base costs, revenues and investments, and to file revised tariffs reflecting such combination. These existing Riders will thereafter be considered part of Virginia Power’s base costs, revenues and investments for purposes of future biennial review proceedings. The Virginia Commission has initiated a proceeding to address how this combination will be implemented. Depending on how the Virginia Commission orders the combination of existing Riders T, C1 and C2 to be effected, Virginia Power may be required to discontinue deferral accounting and could potentially not receive full recovery of costs associated with these existing riders. At this time, Virginia Power is not able to estimate the impact, if any, of the outcome of these proceedings.

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

Similarly, various rates and charges assessed by Dominion’s gas transmission businesses are subject to review by FERC. In addition, Dominion’s gas distribution businesses are subject to state regulatory review in the jurisdictions in which they operate.

Risks arising from the reliability of electric generation, transmission and distribution equipment, supply chain disruptions or personnel issues could result in lost revenues and increased expenses, including higher maintenance costs. Operation of the Companies’ generation, transmission and distribution facilities involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, fuel supply or transportation disruptions, accidents, labor disputes or work stoppages by employees, acts of terrorism or sabotage, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental interventions, and performance below expected levels. In addition, weather-related incidents, earthquakes and other natural disasters can disrupt generation, transmission and distribution facilities. Because Virginia Power’s transmission facilities are interconnected with those of third parties, the operation of its facilities could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

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

In these wholesale markets, the spot market price of electricity for each hour is generally determined by the cost of supplying the next unit of electricity to the market during that hour. In many cases, the next unit of electricity supplied would be provided by generating stations that consume fossil fuels, primarily natural gas. Consequently, the open market wholesale price for electricity generally reflects the cost of natural gas plus the cost to convert the fuel to electricity. Therefore, changes in the price of natural gas generally affect the open market wholesale price of electricity. To the extent Dominion does not enter into long-term power purchase agreements or otherwise effectively hedge its output, these changes in market prices could adversely affect its financial results.

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

Dominion’s and Virginia Power’s generation business may be negatively affected by possible FERC actions that could change market design in the wholesale markets or affect pricing rules or revenue calculations in the RTO markets. Dominion’s and Virginia Power’s generation stations operating in RTO markets sell capacity, energy and ancillary services into wholesale electricity markets regulated by FERC. The wholesale markets allow these generation stations to take advantage of market price opportunities, but also expose them to market risk. Properly functioning competitive wholesale markets in PJM, MISO and ISO-NE depend upon FERC’s continuation of clearly identified market rules. From time to time FERC may investigate and authorize PJM, MISO and ISO-NE to make changes in market design. FERC also periodically reviews Dominion’s authority to sell at market-based rates. Material changes by FERC to the design of the wholesale markets, Dominion’s or Virginia Power’s authority to sell power at market-based rates, or changes to pricing rules or rules involving revenue calculations, could adversely impact the future results of Dominion’s or Virginia Power’s generation business.

War, acts and threats of terrorism, natural disaster and other significant events could adversely affect Dominion’s and Virginia Power’s operations. Dominion and Virginia Power cannot predict the impact that any future terrorist attacks may have on the energy industry in general, or on the Companies’ business in particular. Any retaliatory military strikes or sustained military campaign may affect the Companies’ operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets. In addition, infrastructure facilities, such as electric generation, electric and gas transmission and distribution facilities could be direct targets of, or indirect casualties of, an act of terror. Furthermore, the physical or cybersecurity compromise of the Companies’ facilities could adversely affect the Companies’ ability to manage these facilities effectively. Instability in financial mar-

22

kets as a result of terrorism, war, natural disasters, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and increase the cost of insurance coverage. This could negatively impact the Companies’ results of operations and financial condition.

Dominion and Virginia Power have substantial ownership interests in and operate nuclear generating units; as a result, each may incur substantial costs and liabilities. Dominion’s and Virginia Power’s nuclear facilities are subject to operational, environmental, health and financial risks such as the on-site storage of spent nuclear fuel, the ability to dispose of such spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, limitations on the amounts and types of insurance available, potential operational liabilities and extended outages, the costs of replacement power, the costs of maintenance and the costs of securing the facilities against possible terrorist attacks. Dominion and Virginia Power maintain decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks; however, it is possible that future decommissioning costs could exceed amounts in the decommissioning trusts and/or damages could exceed the amount of insurance coverage. If Dominion and Virginia Power are not allowed to recover the additional costs incurred through insurance, or in the case of Virginia Power through regulatory mechanisms, their results of operations could be negatively impacted.

Dominion’s and Virginia Power’s nuclear facilities are also subject to complex government regulation which could negatively impact their results of operations. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generating facilities. In the event of noncompliance, the NRC has the authority to impose fines, set license conditions, shut down a nuclear unit, or take some combination of these actions, depending on its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could require Dominion and Virginia Power to make substantial expenditures at their nuclear plants. In addition, although the Companies have no reason to anticipate a serious nuclear incident at their plants, if an incident did occur, it could materially and adversely affect their results of operations and/or financial condition. A major incident at a nuclear facility anywhere in the world, such as the nuclear events in Japan in 2011, could cause the NRC to adopt increased safety regulations or otherwise limit or restrict the operation or licensing of domestic nuclear units.

The use of derivative instruments could result in financial losses and liquidity constraints. Dominion and Virginia Power use derivative instruments, including futures, swaps, forwards, options and FTRs, to manage commodity and financial market risks. In addition, Dominion purchases and sells commodity-based contracts primarily in the natural gas market for trading purposes. The Companies could recognize financial losses on these contracts, including as a result of volatility in the market values of the underlying commodities, if a counterparty fails to perform under a contract or upon the failure or insolvency of a financial intermediary, exchange or clearinghouse used to enter, execute or clear these transactions. In the absence of actively-quoted market prices and pricing information from external sources, the valuation of these contracts involves management’s judgment or use of estimates. As a result, changes in the under-

lying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

The use of derivatives to hedge future sales may limit the benefit Dominion would otherwise receive from increases in commodity prices. These hedge arrangements generally include collateral requirements that require Dominion to deposit funds or post letters of credit with counterparties, financial intermediaries or clearinghouses to cover the fair value of covered contracts in excess of agreed upon credit limits. For instance, when commodity prices rise to levels substantially higher than the levels where it has hedged future sales, Dominion may be required to use a material portion of its available liquidity or obtain additional liquidity to cover these collateral requirements. In some circumstances, this could have a compounding effect on Dominion’s financial liquidity and results of operations. In addition, the availability or security of the collateral delivered by Dominion may be adversely affected by the failure or insolvency of a financial intermediary, exchange or clearinghouse used to enter, execute or clear these types of transactions.

Derivatives designated under hedge accounting, to the extent not fully offset by the hedged transaction, can result in ineffectiveness losses. These losses primarily result from differences between the location and/or specifications of the derivative hedging instrument and the hedged item and could adversely affect Dominion’s results of operations.

Dominion’s and Virginia Power’s operations in regards to these transactions are subject to multiple market risks including market liquidity, price volatility, credit strength of the Companies’ counterparties and the financial condition of the financial intermediaries, exchanges and clearinghouses used for the types of transactions. These market risks are beyond the Companies’ control and could adversely affect their results of operations, liquidity and future growth.

The Dodd-Frank Act, which was enacted into law in July 2010, includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform. Final rules for the over-the-counter derivatives-related provisions of the Dodd-Frank Act, including the clearing, exchange trading and capital and margin requirements, will be established through the on-going rulemaking process of each applicable regulator, including the CFTC and SEC. In June 2011, both the CFTC and SEC confirmed that they would not complete the required rulemakings by the July 2011 deadline under the Dodd-Frank Act. Each agency has granted temporary relief from most derivative-related provisions of the Dodd-Frank Act until the effective date of the applicable rules. Currently, the CFTC’s temporary relief would expire no later than July 16, 2012, if not extended. If, as a result of the rulemaking process, Dominion’s or Virginia Power’s derivative activities are not exempted from the clearing, exchange trading or margin requirements, the Companies could be subject to higher costs for their derivative activities, including from higher margin requirements. In addition, implementation of, and compliance with, the over-the-counter derivatives provisions of the Dodd-Frank Act by the Companies’ swap counterparties could result in increased costs related to the Companies’ derivative activities.

Dominion depends on third parties to produce the natural gas it gathers and processes, and the NGLs it fractionates at its facilities. A reduction in these quantities could reduce Dominion’s revenues.

Dominion obtains its supply of natural gas and NGLs from numerous third-party producers. Such producers are under no obligation to deliver a specific quantity of natural gas or NGLs to Dominion’s facilities, although the producers that have contracted to supply natural gas to Dominion’s natural gas processing and fractionation facility under development in Natrium, West Virginia will generally be subject to contractual minimum fee payments. If producers were to decrease the supply of natural gas or NGLs to Dominion’s systems and facilities for any reason, Dominion could experience lower revenues to the extent it is unable to replace the lost volumes on similar terms.

Exposure to counterparty performance may adversely affect the Companies’ financial results of operations. Dominion and Virginia Power are exposed to credit risks of their counterparties and the risk that one or more counterparties may fail or delay the performance of their contractual obligations, including but not limited to payment for services. Counterparties could fail or delay the performance of their contractual obligations for a number of reasons, including the effect of regulations on their operations. Such defaults by customers, suppliers or other third parties may adversely affect the Companies’ financial results.

Dominion and Virginia Power may not complete plant construction or expansion projects that they commence, or they may complete projects on materially different terms or timing than initially anticipated and they may not be able to achieve the intended benefits of any such project, if completed. Several plant construction and expansion projects have been announced and additional projects may be considered in the future. Projects may not be able to be completed on time as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of their counterparties or vendors, or other factors beyond their control. Even if plant construction and expansion projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of Dominion and Virginia Power following the projects may not meet expectations. Additionally, Dominion and Virginia Power may not be able to timely and effectively integrate the projects into their operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect the Companies’ ability to realize the anticipated benefits from the plant construction and expansion projects.

Energy conservation could negatively impact Dominion’s and Virginia Power’s financial results. Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by a fixed date. Additionally, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric devices, including lighting and electric heat pumps, could lead to declines in per capita energy consumption. To the extent conservation results in reduced energy demand or significantly slowed growth in demand, the value of the Companies’ business activities could be adversely impacted.

An inability to access financial markets could adversely affect the execution of Dominion’s and Virginia Power’s business plans. Dominion and Virginia Power rely on access to short-term money markets and longer-term capital markets as significant sources of funding and liquidity for capital expenditures, normal working capital and collateral requirements related to hedges of future sales and purchases of energy-related commodities. Deterioration in the Companies’ creditworthiness, as evaluated by credit rating agencies or otherwise, or declines in market reputation either for the Companies or their industry in general, or general financial market disruptions outside of Dominion’s and Virginia Power’s control could increase their cost of borrowing or restrict their ability to access one or more financial markets. Further market disruptions could stem from delays in the current economic recovery, the bankruptcy of an unrelated company, general market disruption due to general credit market or political events, or the failure of financial institutions on which the Companies rely. Increased costs and restrictions on the Companies’ ability to access financial markets may be severe enough to affect their ability to execute their business plans as scheduled.

Market performance and other changes may decrease the value of decommissioning trust funds and benefit plan assets or increase Dominion’s liabilities, which could then require significant additional funding. The performance of the capital markets affects the value of the assets that are held in trusts to satisfy future obligations to decommission Dominion’s nuclear plants and under its pension and other postretirement benefit plans. Dominion has significant obligations in these areas and holds significant assets in these trusts. These assets are subject to market fluctuation and will yield uncertain returns, which may fall below expected return rates.

With respect to decommissioning trust funds, a decline in the market value of these assets may increase the funding requirements of the obligations to decommission Dominion’s nuclear plants or require additional NRC-approved funding assurance.

A decline in the market value of the assets held in trusts to satisfy future obligations under Dominion’s pension and other postretirement benefit plans may increase the funding requirements under such plans. Additionally, changes in interest rates affect the liabilities under Dominion’s pension and other postretirement benefit plans; as interest rates decrease, the liabilities increase, potentially requiring additional funding. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements of the obligations related to the pension and other postretirement benefit plans.

If the decommissioning trust funds and benefit plan assets are negatively impacted by market fluctuations or other factors, Dominion’s results of operations, financial condition and/or cash flows could be negatively affected.

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

Hostile cyber intrusions could severely impair Dominion’s and Virginia Power’s operations, lead to the disclosure of confidential information, damage the reputation of the Companies and otherwise have an adverse effect on Dominion’s and Virginia Power’s business. The Companies own assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run the Companies’ facilities are not completely isolated from external networks. Parties that wish to disrupt the U.S. bulk power system or the Companies’ operations could view the Companies’ computer systems, software or networks as attractive targets for cyber attack. In addition, the Companies’ business requires that they collect and maintain sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss.

A successful cyber attack on the systems that control the Companies’ electric generation, electric or gas transmission or distribution assets could severely disrupt business operations, preventing the Companies from serving customers or collecting revenues. The breach of certain business systems could affect the Companies’ ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to the Companies’ reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. The Companies maintain property and casualty insurance that may cover certain damage caused by potential cybersecurity incidents, however, other damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could materially and adversely affect the Companies business, financial condition and results of operations.

In an effort to reduce the likelihood and severity of cyber intrusions, the Companies have a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of data and systems. In addition, Dominion and Virginia Power are subject to mandatory cybersecurity regulatory requirements. However, cyber threats continue to evolve and adapt, and, as a result, there is a risk that the Companies could experience a successful cyber attack despite their current security posture and regulatory compliance efforts.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, Dominion owned its principal executive office and three other corporate offices, all located in Richmond, Virginia. Dominion also leases corporate offices in other cities in which its subsidiaries operate. Virginia Power shares its principal office in Richmond, Virginia, which is owned by Dominion. In addition, Virginia Power’s DVP and Generation segments share certain leased buildings and equipment. See Item 1. Business for additional information about each segment’s principal properties, which information is incorporated herein by reference.

Dominion’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described here and in Item 1. Business.

Substantially all of Virginia Power’s property is subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding as of December 31, 2011; however, by leaving the indenture open, Virginia Power retains the flexibility to issue mortgage bonds in the future. Certain of Dominion’s merchant generation facilities are also subject to liens.

POWER GENERATION

Dominion and Virginia Power generate electricity for sale on a wholesale and a retail level. The Companies supply electricity demand either from their generation facilities or through purchased power contracts. As of December 31, 2011, Dominion Generation’s total utility and merchant generating capacity was 28,142 MW.

The following tables list Dominion Generation’s utility and merchant generating units and capability, as of December 31, 2011:

VIRGINIA POWER UTILITY GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Coal
Mt. Storm	Mt. Storm, WV	1,591
Chesterfield	Chester, VA	1,240
Chesapeake(1)	Chesapeake, VA	595
Clover	Clover, VA	433	(5)
Yorktown(1)	Yorktown, VA	323
Bremo(2)	Bremo Bluff, VA	227
Mecklenburg	Clarksville, VA	138
North Branch(3)	Bayard, WV	74
Altavista(3),(4)	Altavista, VA	63
Hopewell(4)	Hopewell, VA	63
Southampton(4)	Southampton, VA	63
Total Coal		4,810		25%
Gas
Ladysmith (CT)	Ladysmith, VA	783
Remington (CT)	Remington, VA	608
Bear Garden (CC)	Buckingham County, VA	590
Possum Point (CC)	Dumfries, VA	559
Chesterfield (CC)	Chester, VA	397
Elizabeth River (CT)	Chesapeake, VA	348
Possum Point	Dumfries, VA	316
Bellemeade (CC)	Richmond, VA	267
Gordonsville Energy (CC)	Gordonsville, VA	218
Gravel Neck (CT)	Surry, VA	170
Darbytown (CT)	Richmond, VA	168
Rosemary (CC)	Roanoke Rapids, NC	165
Total Gas		4,589		24
Nuclear
Surry	Surry, VA	1,678
North Anna	Mineral, VA	1,647	(6)
Total Nuclear		3,325		18
Oil
Yorktown	Yorktown, VA	818
Possum Point	Dumfries, VA	786
Gravel Neck (CT)	Surry, VA	198
Darbytown (CT)	Richmond, VA	168
Possum Point (CT)	Dumfries, VA	72
Chesapeake (CT)	Chesapeake, VA	51
Low Moor (CT)	Covington, VA	48
Northern Neck (CT)	Lively, VA	47
Total Oil		2,188		12
Hydro
Bath County	Warm Springs, VA	1,802	(7)
Gaston	Roanoke Rapids, NC	220
Roanoke Rapids	Roanoke Rapids, NC	95
Other	Various	3
Total Hydro		2,120		11
Biomass
Pittsylvania	Hurt, VA	83		—
Various
Other	Various	11		—
		17,126
Power Purchase Agreements		1,859		10
Total Utility Generation		18,985		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)	Certain coal-fired units are expected to be retired at Chesapeake and Yorktown during 2015 and 2016 as a result of the issuance of the MATS rule.
(2)	Planned to convert to gas subject to Virginia City Hybrid Energy Center entering service and necessary approvals.
(3)	Facility has been placed into cold reserve status, but can be restarted within a reasonably short period if necessary. North Branch will be permanently retired upon commencement of commercial operations at Warren County.

(4)	Seeking regulatory approval to convert to biomass.
(5)	Excludes 50% undivided interest owned by ODEC.
(6)	Excludes 11.6% undivided interest owned by ODEC.
(7)	Excludes 40% undivided interest owned by Allegheny Generating Company, a subsidiary of Allegheny Energy, Inc.

DOMINION MERCHANT GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Coal
Kincaid(1)	Kincaid, IL	1,158
Brayton Point	Somerset, MA	1,103
State Line(2)	Hammond, IN	515
Salem Harbor(3)	Salem, MA	314
Total Coal		3,090		34%
Nuclear
Millstone	Waterford, CT	2,016	(6)
Kewaunee(4)	Kewaunee, WI	556
Total Nuclear		2,572		28
Gas
Fairless (CC)(1)(5)	Fairless Hills, PA	1,196
Elwood (CT)(1)	Elwood, IL	712	(7)
Manchester (CC)	Providence, RI	432
Total Gas		2,340		26
Oil
Salem Harbor(3)	Salem, MA	440
Brayton Point	Somerset, MA	425
Total Oil		865		9
Wind
Fowler Ridge(1)	Benton County, IN	150	(8)
NedPower Mt. Storm(1)	Grant County, WV	132	(9)
Total Wind		282		3
Various
Other	Various	8		—

Total Merchant Generation		9,157		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)	Subject to a lien securing the facility’s debt. Also see Note 18 to the Consolidated Financial Statements for additional information on liens related to Kincaid and Fairless.
(2)	State Line will be retired in the first quarter of 2012.
(3)	Two coal-fired units at Salem Harbor with capacity of 163 MW were retired at the end of 2011 and the Company plans to retire the remaining units on June 1, 2014.
(4)	In the first quarter of 2011, Dominion decided to pursue the sale of Kewaunee.
(5)	Includes generating units that Dominion operates under leasing arrangements.
(6)	Excludes 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal Wholesale Electric Company and Central Vermont Public Service Corporation.
(7)	Excludes 50% membership interest owned by J. POWER Elwood, LLC.
(8)	Excludes 50% membership interest owned by BP.
(9)	Excludes 50% membership interest owned by Shell.

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

In February 2008, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA. The request concerns historical operating changes and capital improvements undertaken at State Line and Kincaid. In April 2009, Dominion received a second request for information. Dominion provided information in response to both requests. Also in April 2009, Dominion received a Notice and Finding of Violations from the EPA claiming violations of the CAA New Source Review requirements, New Source Performance Standards, and Title V permit program and the stations’ respective State Implementation Plans. The Notice states that the EPA may issue an order requiring compliance with the relevant CAA provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the CAA.

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

See Notes 14 and 23 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Dominion

Information concerning the executive officers of Dominion, each of whom is elected annually, is as follows:

Name and Age	Business Experience Past Five Years(1)
Thomas F. Farrell II (57)	Chairman of the Board of Directors of Dominion from April 2007 to date; President and CEO of Dominion from January 2006 to date; Chairman of the Board of Directors and CEO of Virginia Power from February 2006 to date; Chairman of the Board of Directors, President and CEO of CNG from January 2006 to June 2007; Director of Dominion from March 2005 to April 2007.

Mark F. McGettrick (54)	Executive Vice President and CFO of Dominion and Virginia Power from June 2009 to date; Executive Vice President of Dominion from April 2006 to May 2009; President and COO-Generation of Virginia Power from February 2006 to May 2009.

Paul D. Koonce (52)	Executive Vice President of Dominion from April 2006 to date; President and COO of Virginia Power from June 2009 to date; President and COO-Energy of Virginia Power from February 2006 to September 2007.

David A. Christian (57)	Executive Vice President of Dominion from May 2011 to date; President and COO of Virginia Power from June 2009 to date; President and CNO of Virginia Power from October 2007 to May 2009; Senior Vice President-Nuclear Operations and CNO of Virginia Power from April 2000 to September 2007.

David A. Heacock (54)	President and CNO of Virginia Power from June 2009 to date; Senior Vice President of Dominion and President and COO-DVP of Virginia Power from June 2008 to May 2009; Senior Vice President-DVP of Virginia Power from October 2007 to May 2008; Senior Vice President-Fossil & Hydro of Virginia Power from April 2005 to September 2007.

Gary L. Sypolt (58)	Executive Vice President of Dominion from May 2011 to date; President of DTI from June 2009 to date; President-Transmission of DTI from January 2003 to May 2009; President and COO-Transmission of Virginia Power from February 2006 to September 2007.

Robert M. Blue (44)	Senior Vice President-Law, Public Policy and Environment of Dominion, Virginia Power and DRS from January 2011 to date; Senior Vice President-Public Policy and Environment of Dominion and DRS from February 2010 to December 2010; Senior Vice President-Public Policy and Corporate Communications of Dominion and DRS from May 2008 to January 2010; Vice President-State and Federal Affairs of DRS from September 2006 to May 2008.

Steven A. Rogers (50)	Senior Vice President and Chief Administrative Officer of Dominion and President and Chief Administrative Officer of DRS from October 2007 to date; Senior Vice President and CAO of Dominion and Virginia Power from January 2007 to September 2007 and CNG from January 2007 to June 2007.

Ashwini Sawhney (62)	Vice President-Accounting and Controller (CAO) of Dominion from May 2010 to date; Vice President and Controller (CAO) of Dominion from July 2009 to May 2010; Vice President-Accounting of Virginia Power from April 2006 to date; Vice President and Controller of Dominion from April 2007 to June 2009; Vice President-Accounting and Controller of Dominion from January 2007 to April 2007 and of CNG from January 2007 to June 2007.

(1)	Any service listed for Virginia Power, CNG, DTI, DEI and DRS reflects service at a subsidiary of Dominion.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dominion

Dominion’s common stock is listed on the NYSE. At January 31, 2012, there were approximately 142,000 record holders of Dominion’s common stock. The number of record holders is comprised of individual shareholder accounts maintained on Dominion’s transfer agent records and includes accounts with shares held in (1) certificate form, (2) book-entry in the Direct Registration System and (3) book-entry under Dominion Direct. Discussions of expected dividend payments and restrictions on Dominion’s payment of dividends required by this Item are contained in Liquidity and Capital Resources in Item 7. MD&A and Notes 18 and 21 to the Consolidated Financial Statements. Cash dividends were paid quarterly in 2011 and 2010. Quarterly information concerning stock prices and dividends is disclosed in Note 27 to the Consolidated Financial Statements, which information is incorporated herein by reference.

The following table presents certain information with respect to Dominion’s common stock repurchases during the fourth quarter of 2011.

DOMINION PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
10/1/2011-10/31/11	1,284	$50.77	N/A	19,629,059 shares/$	1.18 billion
11/1/2011-11/30/11	361	$51.59	N/A	19,629,059 shares/$	1.18 billion
12/1/2011-12/31/11	294	$51.62	N/A	19,629,059 shares/$	1.18 billion
Total	1,939	$51.05	N/A	19,629,059 shares/$	1.18 billion

(1)	In October, November and December 2011, 1,284 shares, 361 shares and 294 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

Virginia Power

There is no established public trading market for Virginia Power’s common stock, all of which is owned by Dominion. Restrictions on Virginia Power’s payment of dividends are discussed in Dividend Restrictions in Item 7. MD&A and Note 21 to the Consolidated Financial Statements. Virginia Power paid quarterly cash dividends on its common stock as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions)
2011	$131	$118	$199	$109	$557
2010	108	81	171	140	500

Item 6. Selected Financial Data

DOMINION

Year Ended December 31,	2011	2010	2009	2008	2007
(millions, except per share amounts)
Operating revenue	$14,379	$15,197	$14,798	$15,895	$14,456
Income from continuing operations before extraordinary item(1)	1,408	2,963	1,261	1,644	2,661
Income (loss) from discontinued operations, net of tax(1)	—	(155)	26	190	36
Extraordinary item, net of tax(1)	—	—	—	—	(158)
Net income attributable to Dominion	1,408	2,808	1,287	1,834	2,539
Income from continuing operations before extraordinary item per common share-basic	2.46	5.03	2.13	2.84	4.09
Net income attributable to Dominion per common share-basic	2.46	4.77	2.17	3.17	3.90
Income from continuing operations before extraordinary item per common share-diluted	2.45	5.02	2.13	2.83	4.06
Net income attributable to Dominion per common share-diluted	2.45	4.76	2.17	3.16	3.88
Dividends paid per common share	1.97	1.83	1.75	1.58	1.46
Total assets	45,614	42,817	42,554	42,053	39,139
Long-term debt	17,394	15,758	15,481	14,956	13,235

(1)	Amounts attributable to Dominion’s common shareholders.

2011 results include a $139 million after-tax charge reflecting generation plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain utility coal-fired generating units and a $59 million after-tax charge reflecting restoration costs associated with damage caused by Hurricane Irene.

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

2009 results include a $435 million after-tax charge in connection with the settlement of Virginia Power’s 2009 base rate case proceedings discussed in Note 14 to the Consolidated Financial Statements. Also in 2009, Dominion recorded a $281 million after-tax ceiling test impairment charge related to the carrying value of its Appalachian E&P properties.

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

VIRGINIA POWER

Year Ended December 31,	2011	2010	2009	2008	2007
(millions)
Operating revenue	$7,246	$7,219	$6,584	$6,934	$6,181
Income from operations before extraordinary item	822	852	356	864	606
Extraordinary item, net of tax	—	—	—	—	(158)
Net income	822	852	356	864	448
Balance available for common stock	805	835	339	847	432
Total assets	23,544	22,262	20,118	18,802	17,063
Long-term debt	6,246	6,702	6,213	6,000	5,316

2011 results include a $139 million after-tax charge reflecting generation plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain coal-fired generating units and a $59 million after-tax charge reflecting restoration costs associated with damage caused by Hurricane Irene.

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

Dominion and Virginia Power make forward-looking statements with full knowledge that risks and uncertainties exist that may cause actual results to differ materially from predicted results. Factors that may cause actual results to differ are often presented with the forward-looking statements themselves. Additionally, other factors may cause actual results to differ materially from those indicated in any forward-looking statement. These factors include but are not limited to:

•	Unusual weather conditions and their effect on energy sales to customers and energy commodity prices;
•	Extreme weather events and other natural disasters, including hurricanes, high winds, severe storms, and earthquakes that can cause outages and property damage to facilities;
•	Federal, state and local legislative and regulatory developments;
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
•

Changes in rules for RTOs and ISOs in which Dominion and Virginia Power participate, including changes in rate designs, pricing rules and rules involving revenue calculations and new and evolving capacity models;

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

ACCOUNTING MATTERS

Critical Accounting Policies and Estimates

Dominion and Virginia Power have identified the following accounting policies, including certain inherent estimates, that as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to their financial condition or results of operations under different conditions or using different assumptions. Dominion and Virginia Power have discussed the development, selection and disclosure of each of these policies with the Audit Committees of their Boards of Directors. Virginia Power’s Board of Directors also serves as its Audit Committee.

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

The Companies evaluate whether or not recovery of their regulatory assets through future rates is probable and make various assumptions in their analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. See Notes 13 and 14 to the Consolidated Financial Statements for additional information.

ASSET RETIREMENT OBLIGATIONS

Dominion and Virginia Power recognize liabilities for the expected cost of retiring tangible long-lived assets for which a legal obligation exists and the ARO can be reasonably estimated. These AROs are recognized at fair value as incurred and are capitalized as part of the cost of the related long-lived assets. In the absence of quoted market prices, the Companies estimate the fair value of their AROs using present value techniques, in which they make various assumptions including estimates of the amounts and timing of future cash flows associated with retirement activities, credit-adjusted risk free rates and cost escalation rates. The impact on measurements of new AROs or remeasurements of existing AROs, using different cost escalation rates in the future, may be significant. When the Companies revise any assumptions used to calculate the fair value of existing AROs, they adjust the carrying amount of both the ARO liability and the related long-lived asset. The Companies accrete the ARO liability to reflect the passage of time.

In 2011, 2010 and 2009, Dominion recognized $84 million, $85 million and $89 million, respectively, of accretion, and expects to recognize $75 million in 2012. In 2011, 2010 and 2009, Virginia Power recognized $36 million, $35 million and $35 million, respectively, of accretion, and expects to recognize $35 million in 2012. Virginia Power records accretion and depreciation associated with utility nuclear decommissioning AROs as an adjustment to its regulatory liability for nuclear decommissioning.

A significant portion of the Companies’ AROs relates to the future decommissioning of Dominion’s merchant and Virginia Power’s utility nuclear facilities. These nuclear decommissioning AROs are reported in the Dominion Generation segment. At December 31, 2011, Dominion’s nuclear decommissioning AROs totaled $1.2 billion, representing approximately 83% of its total AROs. At December 31, 2011, Virginia Power’s nuclear decommissioning AROs totaled $559 million, representing approximately 89% of its total AROs. Based on their significance, the following discussion of critical assumptions inherent in determining the fair value of AROs relates to those associated with the Companies’ nuclear decommissioning obligations.

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

In December 2011, Dominion recorded a decrease of $290 million in the nuclear decommissioning AROs for its units. Virginia Power recorded a decrease of $95 million in the nuclear decommissioning AROs for its units. The ARO revision was driven by a reduction in anticipated future decommissioning costs due to the expected future recovery from the DOE of certain spent fuel costs based on the Companies’ contracts with the DOE for disposal of spent nuclear fuel, as well as updated escalation rates. In 2009, as a result of updated decommissioning cost studies and applicable escalation rates, Dominion recorded a decrease of $309 million in the nuclear decommissioning AROs of its units, including a $103 million ($62 million after-tax) reduction in other operations and maintenance expense due to a downward revision in the nuclear decommissioning ARO for a power station unit that is no longer in service. Virginia Power recorded a decrease of $119 million in the nuclear decommissioning AROs for its units.

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

Given the uncertainty and judgment involved in the determination and filing of income taxes, there are standards for recognition and measurement in financial statements of positions taken or expected to be taken by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely- than-not recognition threshold, assuming that the position will be

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

examined by tax authorities with full knowledge of all relevant information. At December 31, 2011, Dominion had $347 million and Virginia Power had $114 million of unrecognized tax benefits.

Deferred income tax assets and liabilities are recorded representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Dominion and Virginia Power evaluate quarterly the probability of realizing deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. The Companies establish a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. At December 31, 2011, Dominion had established $96 million of valuation allowances and Virginia Power had no valuation allowances.

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

Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, management seeks indicative price information from external sources, including broker quotes and industry publications. When evaluating pricing information provided by brokers and other pricing services, the Companies consider whether the broker is willing and able to trade at the quoted price, if the broker quotes are based on an active market or an inactive market and the extent to which brokers are utilizing a particular model if pricing is not readily available. If pricing information from external sources is not available, or if the Companies believe that observable pricing information is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases, the Companies must estimate prices based on available historical and near-term future price information and use of statistical methods, including regression analysis, that reflect their market assumptions.

The Companies maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

USE OF ESTIMATES IN GOODWILL IMPAIRMENT TESTING

As of December 31, 2011, Dominion reported $3.1 billion of goodwill in its Consolidated Balance Sheet. A significant portion resulted from the acquisition of the former CNG in 2000.

In April of each year, Dominion tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2011, 2010 and 2009 annual tests and any interim tests did not result in the recognition of any goodwill impairment.

In general, Dominion estimates the fair value of its reporting units by using a combination of discounted cash flows and other valuation techniques that use multiples of earnings for peer group companies and analyses of recent business combinations involving peer group companies. For Dominion’s Appalachian E&P operations and Peoples and Hope operations, negotiated sales prices were used as fair value for the tests conducted in 2010 and 2009. Fair value estimates are dependent on subjective factors such as Dominion’s estimate of future cash flows, the selection of appropriate discount and growth rates, and the selection of peer group companies and recent transactions. These underlying assumptions and estimates are made as of a point in time; subsequent modifications, particularly changes in discount rates or growth rates inherent in Dominion’s estimates of future cash flows, could result in a future impairment of goodwill. Although Dominion has consistently applied the same methods in developing the assumptions and estimates that underlie the fair value calculations, such as estimates of future cash flows, and based those estimates on relevant information available at the time, such cash flow estimates are highly uncertain by nature and may vary significantly from actual results. If the estimates of future cash flows used in the most recent tests had been 10% lower, the resulting fair values would have still been greater than the carrying values of each of those reporting units tested, indicating that no impairment was present. See Note 12 to the Consolidated Financial Statements for additional information.

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

The expected long-term rates of return on plan assets, discount rates and healthcare cost trend rates are critical assumptions. Dominion determines the expected long-term rates of return on plan assets for pension plans and other postretirement benefit plans by using a combination of:

•	Expected inflation and risk-free interest rate assumptions;
•	Historical return analysis to determine long term historic returns as well as historic risk premiums for various asset classes;
•	Expected future risk premiums, asset volatilities and correlations;
•	Forward-looking return expectations derived from the yield on long-term bonds and the price earnings ratios of major stock market indices; and
•

Investment allocation of plan assets. The strategic target asset allocation for Dominion’s pension funds is 28% U.S. equity, 18% non-U.S. equity, 33% fixed income, 3% real estate and 18% other alternative investments, such as private equity investments.

Strategic investment policies are established for Dominion’s prefunded benefit plans based upon periodic asset/liability studies. Factors considered in setting the investment policy include those mentioned above such as employee demographics, liability growth rates, future discount rates, the funded status of the plans and the expected long-term rate of return on plan assets. Deviations from the plans’ strategic allocation are a function of Dominion’s assessments regarding short-term risk and reward opportunities in the capital markets and/or short-term market movements which result in the plans’ actual asset allocations varying from the strategic target asset allocations. Through periodic rebalancing, actual allocations are brought back in line with the target. Future asset/liability studies will focus on strategies to further reduce pension and other postretirement plan risk, while still achieving attractive levels of returns.

Dominion develops assumptions, which are then compared to the forecasts of other independent investment advisors to ensure reasonableness. An internal committee selects the final assumptions. Dominion calculated its pension cost using an expected long-term rate of return on plan assets assumption of 8.50% for 2011, 2010 and 2009. Dominion calculated its other postretirement benefit cost using an expected long-term rate of return on plan assets assumption of 7.75% for 2011, 2010 and 2009. The rate used in calculating other postretirement benefit cost is lower than the rate used in calculating pension cost because of differences in the relative amounts of various types of investments held as plan assets.

Dominion determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans. The discount rates used to calculate pension cost and other postretirement benefit cost were 5.9% in 2011 and 6.60% in 2010 and 2009. Dominion selected a discount rate of 5.50% for determining its December 31, 2011 projected pension and other postretirement benefit obligations.

Dominion establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected, and demographics of plan participants. Dominion’s healthcare cost trend rate assumption as of December 31, 2011 is 7% and is expected to gradually decrease to 4.60% by 2060 and continue at that rate for years thereafter.

The following table illustrates the effect on cost of changing the critical actuarial assumptions previously discussed, while holding all other assumptions constant:

	Increase in Net Periodic Cost
	Change in Actuarial Assumption	Pension Benefits	Other Postretirement Benefits
(millions, except percentages)
Discount rate	(0.25)%	$13	$2
Long-term rate of return on plan assets	(0.25)%	13	3
Healthcare cost trend rate	1%	N/A	20

In addition to the effects on cost, at December 31, 2011, a 0.25% decrease in the discount rate would increase Dominion’s projected pension benefit obligation by $163 million and its accumulated postretirement benefit obligation by $43 million, while a 1.00% increase in the healthcare cost trend rate would increase its accumulated postretirement benefit obligation by $174 million. See Note 22 to the Consolidated Financial Statements for additional information.

REVENUE RECOGNITION—UNBILLED REVENUE

Virginia Power recognizes and records revenues when energy is delivered to the customer. The determination of sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, the amount of electric energy delivered to customers, but not yet billed, is estimated and recorded as unbilled revenue. This estimate is reversed in the following month and actual revenue is recorded based on meter readings. Virginia Power’s customer receivables included $360 million and $397 million of accrued unbilled revenue at December 31, 2011 and 2010, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Other

ACCOUNTING STANDARDS AND POLICIES

During 2009, Dominion and Virginia Power were required to adopt several new accounting standards, which are discussed in Note 3 to the Consolidated Financial Statements.

DOMINION

RESULTS OF OPERATIONS

Presented below is a summary of Dominion’s consolidated results:

Year Ended December 31,	2011	$ Change	2010	$ Change	2009
(millions, except EPS)
Net Income attributable to Dominion	$1,408	$(1,400)	$2,808	$1,521	$1,287
Diluted EPS	2.45	(2.31)	4.76	2.59	2.17

Overview

2011 VS. 2010

Net income attributable to Dominion decreased by 50%. Unfavorable drivers include the absence of a gain on the sale of Dominion’s Appalachian E&P operations, lower margins from merchant generation operations, and the impact of less favorable weather, including Hurricane Irene, on electric utility operations. Favorable drivers include the absence of charges related to a workforce reduction program and the absence of a loss on the sale of Peoples, and higher earnings from rate adjustment clauses.

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

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

Year Ended December 31,	2011	$ Change	2010	$ Change	2009
(millions)
Operating Revenue	$14,379	$(818)	$15,197	$399	$14,798
Electric fuel and other energy-related purchases	4,194	44	4,150	(135)	4,285
Purchased electric capacity	454	1	453	42	411
Purchased gas	1,764	(286)	2,050	(150)	2,200
Net Revenue	7,967	(577)	8,544	642	7,902
Other operations and maintenance	3,483	(241)	3,724	12	3,712
Depreciation, depletion and amortization	1,069	14	1,055	(83)	1,138
Other taxes	554	22	532	49	483
Gain on sale of Appalachian E&P operations	—	(2,467)	2,467	2,467	—
Other income	179	10	169	(25)	194
Interest and related charges	869	37	832	(57)	889
Income tax expense	745	(1,312)	2,057	1,461	596
Income (loss) from discontinued operations	—	155	(155)	(181)	26

An analysis of Dominion’s results of operations follows:

2011 VS. 2010

Net Revenue decreased 7%, primarily reflecting:

•	A $519 million decrease from merchant generation operations, primarily due to a decrease in realized prices ($347 million) and lower generation ($163 million); and
•	A $125 million decrease reflecting the sale of substantially all of Dominion’s Appalachian E&P operations in April 2010.

These decreases were partially offset by:

•	A $32 million increase from Dominion’s gas transmission business primarily related to an increase in revenue from NGLs;
•

A $28 million increase in producer services primarily related to higher physical margins and favorable price changes on economic hedging positions, all associated with natural gas aggregation, marketing and trading activities;

•	A $13 million increase from electric utility operations, primarily reflecting:
•	The impact of rate adjustment clauses ($169 million); and
•	A decrease in net capacity expenses ($44 million); partially offset by
•

The impact ($120 million) of a decrease in sales to retail customers, primarily due to a decrease in heating and cooling degree days ($220 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($100 million); and

•	A decrease due to a charge based on the Biennial Review Order to refund revenues to customers ($81 million).

Other operations and maintenance decreased 6%, primarily reflecting:

•	A $441 million decrease in salaries, wages and benefits primarily related to a 2010 workforce reduction program; partially offset by
•	A $96 million increase due to restoration costs associated with damage caused by Hurricane Irene; and
•	An $89 million net increase in impairment charges related to certain utility and merchant coal-fired generating units.

Gain on sale of Appalachian E&P operations reflects a gain on the sale of these operations, as described in Note 4 to the Consolidated Financial Statements.

Interest and related charges increased 4%, primarily due to the absence of a benefit recorded in 2010 resulting from the discontinuance of hedge accounting for certain interest rate derivatives ($73 million) and an increase in debt issuances in 2011 ($18 million), partially offset by the recognition of hedging gains that had previously been deferred as regulatory liabilities as a result of the Biennial Review Order ($50 million).

Income tax expense decreased $1.3 billion, primarily reflecting lower federal and state taxes largely due to the absence of a gain from the sale of Dominion’s Appalachian E&P operations recorded in 2010.

Loss from discontinued operations reflects the sale of Peoples in 2010.

2010 VS. 2009

Net Revenue increased 8%, primarily reflecting:

•	A $1.1 billion increase from electric utility operations, primarily reflecting:
•	The absence of a charge for the settlement of Virginia Power’s 2009 base rate case proceedings ($570 million);
•	The impact of rate adjustment clauses ($279 million);
•	An increase in sales to retail customers primarily due to an increase in cooling degree days ($248 million); and
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

These increases were partially offset by:

•

A $356 million decrease from merchant generation operations due to a decrease at certain nuclear generating facilities ($237 million) primarily due to lower realized prices, a decline in margins at certain fossil generation facilities ($70 million) primarily due to an increase in fuel prices and the expiration of certain requirements-based power sales contracts in December 2009 ($49 million);

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Income tax expense increased $1.5 billion, primarily reflecting higher federal and state taxes largely due to the gain on the sale of Dominion’s Appalachian E&P business.

Loss from discontinued operations primarily reflects a loss on the sale of Peoples.

Outlook

Dominion’s strategy is to continue focusing on its regulated businesses while maintaining upside potential in well-positioned nonregulated businesses. The goals of this strategy are to provide earnings per share growth, a growing dividend and to maintain a stable credit profile. Dominion’s 2011 results were negatively impacted by lower margins from merchant generation operations and less favorable weather on electric utility operations. In 2012, Dominion is expected to experience an increase in net income on a per share basis as compared to 2011. Dominion’s anticipated 2012 results reflect the following significant factors:

•	The absence of charges incurred in 2011 related to expected plant retirements, impairment of emissions allowances and Hurricane Irene;
•	Construction and operation of growth projects in electric utility operations and associated rate adjustment clause revenue, as well as growth projects in gas transmission and distribution operations;
•	Growth in weather-normalized electric utility sales of 2-2.5% resulting from the recovering economy and rising energy demand;
•	Reductions in certain operations and maintenance expenses; and
•	A reduction in interest expense; partially offset by
•	Lower realized margins from merchant generation operations due to lower commodity prices and the retirement of certain coal units; and
•	An increase in DD&A.

Dominion expects the bonus depreciation provisions of the tax legislation enacted by the U.S. Congress in 2010, discussed in Note 6 to the Consolidated Financial Statements, to reduce income taxes otherwise payable, resulting in cash savings in 2012 and 2013 of approximately $475 million and $700 million, respectively.

SEGMENT RESULTS OF OPERATIONS

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit or loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

Year Ended December 31,	2011		2010		2009
	Net Income attributable to Dominion	Diluted EPS	Net Income attributable to Dominion	Diluted EPS	Net Income attributable to Dominion	Diluted EPS
(millions, except EPS)
DVP	$501	$0.87	$448	$0.76	$384	$0.65
Dominion Generation	1,003	1.74	1,291	2.19	1,281	2.16
Dominion Energy	521	0.91	475	0.80	517	0.87
Primary operating segments	2,025	3.52	2,214	3.75	2,182	3.68
Corporate and Other	(617)	(1.07)	594	1.01	(895)	(1.51)
Consolidated	$1,408	$2.45	$2,808	$4.76	$1,287	$2.17

DVP

Presented below are operating statistics related to DVP’s operations:

Year Ended December 31,	2011	% Change	2010	% Change	2009
Electricity delivered (million MWh)	82.3	(3)%	84.5	4%	81.4
Degree days:
Cooling	1,899	(9)	2,090	42	1,477
Heating	3,354	(12)	3,819	2	3,747
Average electric distribution customer accounts (thousands)(1)	2,438	1	2,422	1	2,404
Average retail energy marketing customer accounts (thousands)(1)	2,152	6	2,037	19	1,718

(1)	Thirteen-month average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

2011 VS. 2010

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(43)	$(0.07)
Other	10	0.02
FERC transmission equity return	44	0.07
Retail energy marketing operations	6	0.01
Storm damage and service restoration	9	0.02
Other O&M expense(1)	28	0.04
Other	(1)	—
Share accretion	—	0.02
Change in net income contribution	$53	$0.11

(1)	Primarily reflects the 2010 implementation of cost containment measures including a workforce reduction program, and lower salaries and wages expenses.

2010 VS. 2009

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$48	$0.08
Other	2	—
FERC transmission equity return	23	0.04
Other O&M expenses(1)	7	0.01
Depreciation and amortization	(8)	(0.01)
Storm damage and service restoration	(11)	(0.02)
Other	3	—
Share accretion	—	0.01
Change in net income contribution	$64	$0.11

(1)	Primarily reflects the 2010 implementation of cost containment measures including a workforce reduction program.

Dominion Generation

Presented below are operating statistics related to Dominion Generation’s operations:

Year Ended December 31,	2011	% Change	2010	% Change	2009
Electricity supplied (million MWh):
Utility	82.3	(3)%	84.5	4%	81.4
Merchant	43.0	(9)	47.3	(1)	48
Degree days (electric utility service area):
Cooling	1,899	(9)	2,090	42	1,477
Heating	3,354	(12)	3,819	2	3,747

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

2011 VS. 2010

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(288)	$(0.50)
Regulated electric sales:
Weather	(91)	(0.16)
Other	59	0.10
Rate adjustment clause equity return	30	0.05
Outage costs	(11)	(0.02)
Other O&M expenses(1)	71	0.12
Interest expense	(15)	(0.02)
Kewaunee 2010 earnings(2)	(19)	(0.03)
Other	(24)	(0.03)
Share accretion	—	0.04
Change in net income contribution	$(288)	$(0.45)

(1)	Primarily reflects the 2010 implementation of cost containment measures including a workforce reduction program, and lower salaries and wages expenses.
(2)	Kewaunee’s 2011 results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision, in the first quarter of 2011, to pursue a sale of the power station.

2010 VS. 2009

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$104	$0.18
Other	(23)	(0.04)
Rate adjustment clause equity return	66	0.11
Outage costs	29	0.05
Other O&M expenses(1)	32	0.05
PJM ancillary services	27	0.05
Merchant generation margin	(209)	(0.36)
Other	(16)	(0.03)
Share accretion	—	0.02
Change in net income contribution	$10	$0.03

(1)	Primarily reflects the 2010 implementation of cost containment measures including a workforce reduction program.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations. As discussed in Note 4, in April 2010 Dominion completed the sale of substantially all of its Appa-

lachian E&P operations. As a result, production-related operating statistics for the Dominion Energy segment are no longer significant.

Year Ended December 31,	2011	% Change	2010	% Change	2009
Gas distribution throughput (bcf):
Sales	30	(3)%	31	(28)%	43
Transportation	253	5	241	16	208
Heating degree days	5,584	(2)	5,682	(3)	5,847
Average gas distribution customer accounts (thousands)(1):
Sales	256	(2)	260	(19)	321
Transportation	1,040	—	1,042	5	988

(1)	Thirteen-month average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

2011 VS. 2010

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Producer services margin	$18	$0.03
Gas transmission margin(1)	15	0.03
Other O&M expenses(2)	11	0.02
Gas distribution margin:
AMR and PIR revenue	9	0.02
Base gas sales	(4)	(0.01)
E&P disposed operations	(17)	(0.03)
Other	14	0.02
Share accretion	—	0.03
Change in net income contribution	$46	$0.11

(1)	Primarily reflects an increase in revenue from NGLs.
(2)	Primarily reflects the 2010 implementation of cost containment measures including a workforce reduction program, and lower salaries and wages expenses.

2010 VS. 2009

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
E&P disposed operations	$(61)	$(0.11)
Producer services	(27)	(0.05)
Gas distribution margin:
AMR and PIR revenue(1)	11	0.02
Base gas sale(2)	10	0.02
Weather	(2)	—
Other	15	0.03
Cove Point expansion revenue	20	0.03
Other	(8)	(0.02)
Share accretion	—	0.01
Change in net income contribution	$(42)	$(0.07)

(1)	Primarily reflects an allowed return on investment through the AMR and PIR programs.
(2)	Reflects East Ohio’s sale of 3 bcf of base gas in December 2010 as the Company determined that it could operate its storage system and meet existing and anticipated contractual commitments with less base gas.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

Year Ended December 31,	2011	2010	2009
(millions, except EPS amounts)
Specific items attributable to operating segments	$(375)	$1,014	$(688)
Specific items attributable to Corporate and Other segment:
Peoples discontinued operations	—	(155)	26
Other	29	(22)	7
Total specific items	(346)	837	(655)
Other corporate operations	(271)	(243)	(240)
Total net benefit (expense)	$(617)	$594	$(895)
EPS impact	$(1.07)	$1.01	$(1.51)

TOTAL SPECIFIC ITEMS

Corporate and Other includes specific items attributable to Dominion’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments. See Note 26 to the Consolidated Financial Statements for discussion of these items.

VIRGINIA POWER

RESULTS OF OPERATIONS

Presented below is a summary of Virginia Power’s consolidated results:

Year Ended December 31,	2011	$ Change	2010	$ Change	2009
(millions)
Net Income	$822	$(30)	$852	$496	$356

Overview

2011 VS. 2010

Net income decreased by 4%, primarily reflecting less favorable weather, including Hurricane Irene, and an impairment charge related to certain coal-fired power stations, partially offset by higher earnings from rate adjustment clauses and the absence of charges related to a workforce reduction program.

2010 VS. 2009

Net income increased by 139%, primarily reflecting the absence of a charge in connection with the settlement of the 2009 base rate case proceedings, favorable weather and a benefit from rate adjustment clauses, partially offset by charges related to a workforce reduction program.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

Year Ended December 31,	2011	$ Change	2010	$ Change	2009
(millions)
Operating Revenue	$7,246	$27	$7,219	$635	$6,584
Electric fuel and other energy-related purchases	2,506	11	2,495	(477)	2,972
Purchased electric capacity	452	3	449	40	409
Net Revenue	4,288	13	4,275	1,072	3,203
Other operations and maintenance	1,743	(2)	1,745	122	1,623
Depreciation and amortization	718	47	671	30	641
Other taxes	222	4	218	27	191
Other income	88	(12)	100	(4)	104
Interest and related charges	331	(16)	347	(2)	349
Income tax expense	540	(2)	542	395	147

An analysis of Virginia Power’s results of operations follows:

2011 VS. 2010

Net Revenue increased $13 million, primarily reflecting:

•	The impact of rate adjustment clauses ($169 million); and
•	A decrease in net capacity expenses ($44 million); partially offset by
•

The impact ($120 million) of a decrease in sales to retail customers, primarily due to a decrease in heating and cooling degree days ($220 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($100 million); and

•	A decrease due to a charge based on the Biennial Review Order to refund revenues to customers ($81 million).

Other operations and maintenance decreased $2 million, primarily reflecting:

•	A $267 million decrease in salaries, wages and benefits as well as certain administrative and general costs primarily due to a 2010 workforce reduction program; and
•	A $54 million decrease in planned outage costs primarily due to fewer scheduled outage days at certain generation facilities; partially offset by
•	A $228 million impairment charge related to certain coal-fired generating units; and
•	A $96 million increase due to restoration costs associated with damage caused by Hurricane Irene.

Depreciation and amortization expense increased 7%, primarily due to property additions.

Other income decreased 12%, primarily due to a decrease in the equity component of AFUDC ($17 million), partially offset by an increase in amounts collectible from customers for taxes in connection with contributions in aid of construction ($5 million).

2010 VS. 2009

Net Revenue increased 33%, primarily reflecting:

•	The absence of a charge for the settlement of the 2009 base rate case proceedings ($570 million);
•	The impact of rate adjustment clauses ($279 million);
•	An increase in sales to retail customers primarily due to an increase in cooling degree days ($248 million); and
•	An increase in ancillary revenues received from PJM ($78 million), primarily reflecting an increase in the scheduled dispatch of gas and oil-fired generation units to meet higher demand.

These increases were partially offset by:

•	A decrease primarily due to the impact of unfavorable economic conditions on customer usage and other factors ($75 million).

Other operations and maintenance increased 8%, primarily reflecting:

•	A $177 million net increase in salaries, wages and benefits primarily due to a workforce reduction program;
•	A $42 million increase in certain electric transmission-related expenditures; and
•	A $19 million increase in storm damage and service restoration costs.

These increases were partially offset by:

•	The absence of a $130 million write-off of previously deferred RTO costs in connection with the settlement of Virginia Power’s 2009 base rate case proceedings.

Depreciation and amortization expense increased 5%, primarily due to property additions.

Other taxes increased 14%, primarily reflecting additional property tax due to increased investments and higher rates ($12 million), incremental use tax that is recoverable through a customer surcharge ($8 million) and higher payroll taxes associated with a workforce reduction program ($7 million).

Income tax expense increased $395 million, primarily reflecting higher pretax income in 2010.

Outlook

Virginia Power expects to provide growth in net income in 2012. Virginia Power’s anticipated 2012 results reflect the following significant factors:

•	The absence of charges incurred in 2011 related to expected plant retirements, impairment of emissions allowances and Hurricane Irene;
•	Growth in weather-normalized electric sales of 2-2.5% resulting from the recovering economy and rising energy demand; and
•	Construction and operation of growth projects and associated rate adjustment clause revenue; partially offset by
•	An increase in planned outages at certain nuclear facilities.

Virginia Power expects the bonus depreciation provisions of the tax legislation enacted by the U.S. Congress in 2010, discussed in Note 6 to the Consolidated Financial Statements, to reduce income taxes otherwise payable, resulting in cash savings of approximately $500 million in 2012.

SEGMENT RESULTS OF OPERATIONS

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

Year Ended December 31,	2011	$ Change	2010	$ Change	2009
(millions)
DVP	$426	$49	$377	$64	$313
Dominion Generation	664	34	630	155	475
Primary operating segments	1,090	83	1,007	219	788
Corporate and Other	(268)	(113)	(155)	277	(432)
Consolidated	$822	$(30)	$852	$496	$356

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

Year Ended December 31,	2011	% Change	2010	% Change	2009
Electricity delivered (million MWh)	82.3	(3)%	84.5	4%	81.4
Degree days (electric service area):
Cooling	1,899	(9)	2,090	42	1,477
Heating	3,354	(12)	3,819	2	3,747
Average electric distribution customer accounts (thousands)(1)	2,438	1	2,422	1	2,404

(1)	Thirteen-month average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

2011 VS. 2010

Increase (Decrease)
(millions, except EPS)
Regulated electric sales:
Weather	$(43)
Other	10
FERC transmission equity return	44
Storm damage and service restoration	9
Other O&M expense(1)	28
Other	1
Change in net income contribution	$49

(1)	Primarily reflects the 2010 implementation of cost containment measures including a workforce reduction program, and lower salaries and wages expenses.

2010 VS. 2009

Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$48
Other	2
FERC transmission equity return	23
Other O&M expense(1)	7
Depreciation and amortization	(8)
Storm damage and service restoration	(11)
Other	3
Change in net income contribution	$64

(1)	Primarily reflects the 2010 implementation of cost containment measures including a workforce reduction program.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

Year Ended December 31,	2011	% Change	2010	% Change	2009
Electricity supplied (million MWh)	82.3	(3)%	84.5	4%	81.4
Degree days (electric service area):
Cooling	1,899	(9)	2,090	42	1,477
Heating	3,354	(12)	3,819	2	3,747

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

2011 VS. 2010

Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(91)
Other	59
Rate adjustment clause equity return	30
Outage costs	33
Other	3
Change in net income contribution	$34

2010 VS. 2009

Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$104
Other	(23)
Rate adjustment clause equity return	66
PJM ancillary services	27
Energy supply margin(1)	(13)
Other	(6)
Change in net income contribution	$155
(1)	Primarily reflects a reduced benefit from FTRs, due to the crediting of certain FTRs allocated to Virginia Power against Virginia jurisdictional fuel factor expenses subject to deferral accounting beginning July 1, 2009.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results.

Year Ended December 31,	2011	2010	2009
(millions)
Specific items attributable to operating segments	$(268)	$(153)	$(430)
Other corporate operations	—	(2)	(2)
Total net expense	$(268)	$(155)	$(432)

SPECIFIC ITEMS ATTRIBUTABLE TO OPERATING SEGMENTS

Corporate and Other primarily includes specific items attributable to Virginia Power’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments. See Note 26 to the Consolidated Financial Statements for a discussion of these items.

LIQUIDITY AND CAPITAL RESOURCES

Dominion and Virginia Power depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At December 31, 2011, Dominion had $1.7 billion of unused capacity under its credit facilities, including $341 million of unused capacity under joint credit facilities available to Virginia Power. See additional discussion under Credit Facilities and Short-Term Debt.

A summary of Dominion’s cash flows is presented below:

Year Ended December 31,	2011	2010	2009
(millions)
Cash and cash equivalents at beginning of year(1)	$62	$50	$71
Cash flows provided by (used in):
Operating activities	2,983	1,825	3,786
Investing activities	(3,321)	419	(3,695)
Financing activities	378	(2,232)	(112)
Net increase (decrease) in cash and cash equivalents	40	12	(21)
Cash and cash equivalents at end of year(2)	$102	$62	$50

(1)	2009 amount includes $5 million of cash classified as held for sale in Dominion’s Consolidated Balance Sheet.
(2)	2009 amount includes $2 million of cash classified as held for sale in Dominion’s Consolidated Balance Sheet.

A summary of Virginia Power’s cash flows is presented below:

Year Ended December 31,	2011	2010	2009
(millions)
Cash and cash equivalents at beginning of year	$5	$19	$27
Cash flows provided by (used in):
Operating activities	2,024	1,409	1,970
Investing activities	(1,947)	(2,425)	(2,568)
Financing activities	(53)	1,002	590
Net increase (decrease) in cash and cash equivalents	24	(14)	(8)
Cash and cash equivalents at end of year	$29	$5	$19

Operating Cash Flows

In 2011, net cash provided by Dominion’s operating activities increased by $1.2 billion, primarily due to lower income tax payments, lower payments related to the Virginia Settlement Approval Order, and the absence of contributions to pension plans made in 2010; partially offset by lower merchant generation margins and the impact of less favorable weather on electric utility operations.

In 2011, net cash provided by Virginia Power’s operating activities increased by $615 million, primarily due to higher deferred fuel cost recoveries in its Virginia jurisdiction, lower payments related to the Virginia Settlement Approval Order, and the absence of contributions to Dominion’s pension plans made in 2010. The increase was partially offset by the impact of less favorable weather, higher restoration costs due to Hurricane Irene, and net changes in other working capital items.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In 2010, Dominion’s Board of Directors adopted a new dividend policy that raised its target payout ratio. In 2012, the Board affirmed the dividend policy and established an annual dividend rate of $2.11 per share of common stock, a 7.1% increase over the 2011 rate. Declarations of dividends are subject to further Board approval. Virginia Power believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and provide dividends to Dominion.

The Companies’ operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, and which are discussed in Item 1A. Risk Factors.

CREDIT RISK

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of December 31, 2011 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$349	$30	$319
Non-investment grade(2)	4	—	4
No external ratings:
Internally rated-investment grade(3)	84	—	84
Internally rated-non-investment grade(4)	97	—	97
Total	$534	$30	$504
(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 33% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 8% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 12% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers and was not considered material at December 31, 2011.

Investing Cash Flows

In 2011, net cash used in Dominion’s investing activities was $3.3 billion as compared to net cash provided by investing activities of $419 million in 2010, primarily reflecting the absence of the proceeds received in 2010 from the sale of Dominion’s Appalachian E&P operations and the sale of Peoples.

In 2011, net cash used in Virginia Power’s investing activities decreased by $478 million, primarily due to lower capital expenditures and restricted funds spent in 2011 as compared to restricted funds deposited in 2010 for the purpose of funding certain qualifying construction projects.

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

In 2011, net cash provided by Dominion’s financing activities was $378 million as compared to net cash used in financing activities of $2.2 billion in 2010, primarily due to net debt issuances in 2011 as compared to net debt repayments in 2010, reflecting, in part, the use of proceeds in 2010 from the sales of Dominion’s Appalachian E&P operations and Peoples to repay debt.

In 2011, net cash used in Virginia Power’s financing activities was $53 million as compared to net cash provided by financing activities of $1.0 billion in 2010, primarily reflecting lower net debt issuances in 2011 as compared to 2010 as a result of higher cash flow from operations.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

DOMINION

Commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

December 31, 2011	Facility Limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$3,000	$1,814		$—	$1,186
Joint revolving credit facility(2)	500	—		36	464
Total	$3,500	$1,814	(3)	$36	$1,650

(1)	This credit facility was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.
(3)	The weighted-average interest rates of the outstanding commercial paper supported by Dominion’s credit facilities were 0.47% at December 31, 2011.

VIRGINIA POWER

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion, were as follows:

December 31, 2011	Facility Sub-limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
Joint revolving credit facility(1)	$1,000	$894		$—	$106
Joint revolving credit facility(2)	250	—		15	235
Total	$1,250	$894	(3)	$15	$341

(1)	This credit facility was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	This credit facility was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(3)	The weighted-average interest rates of the outstanding commercial paper supported by these credit facilities were 0.46% at December 31, 2011.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility that was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This facility supports certain tax-exempt financings of Virginia Power.

LONG-TERM DEBT

During 2011, Dominion issued the following long-term debt:

Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$400	1.80%	2014	Dominion
Senior notes	450	1.95%	2016	Dominion
Senior notes	500	4.45%	2021	Dominion
Senior notes	500	4.90%	2041	Dominion
Total notes issued	$1,850

Virginia Power did not issue senior notes during 2011.

In December 2010, Brayton Point borrowed approximately $160 million and approximately $75 million in connection with the Massachusetts Development Finance Agency Recovery Zone Facility Bonds, Series 2010 A and the Solid Waste Disposal Revenue Bonds, Series 2010 B, respectively, which mature in 2041. The proceeds are being used to finance certain qualifying facilities at Brayton Point. Due to unfavorable market conditions, Dominion acquired the bonds upon issuance in December 2010 with the intention of remarketing them to third parties at a later time. At December 31, 2010, these bonds had not been remarketed and thus were not reflected on the Consolidated Balance Sheet. In July 2011, the Series 2010 B bonds were remarketed to a third party using a remarketing process, and bear interest at a variable rate for the first five years, after which they will bear interest at a market rate to be determined at that time. In August 2011, the Series 2010 A bonds were remarketed to third parties using a remarketing process, and bear interest at a coupon rate of 2.25% for the first five years, after which they will bear interest at a market rate to be determined at that time.

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

In December 2011, Virginia Power borrowed $75 million in connection with the Economic Development Authority of the County of Chesterfield Pollution Control Refunding Revenue Bonds, Series 2011 A, which mature in 2017 and bear interest during the initial period at a variable rate for the first five years, after which they will bear interest at a market rate to be determined at that time, using a remarketing process. The proceeds were used to refund the principal amount of the Industrial Development Authority of the County of Chesterfield, Virginia Money Market Municipals™ Pollution Control Revenue Bonds,

44

Series 1987 A and Series 1987 B that would otherwise have matured in June 2017.

During 2011, Dominion and Virginia Power repaid and repurchased $637 million and $91 million, respectively, of long-term debt and notes payable.

ISSUANCE OF COMMON STOCK

Dominion maintains Dominion Direct® and a number of employee savings plans through which contributions may be invested in the Company’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. During 2011, Dominion Direct® and the Dominion employee savings plans purchased Dominion common stock on the open market with the proceeds received through these programs, rather than having additional new common shares issued. In January 2012, Dominion began issuing new common shares for these plans.

During 2011, Dominion issued approximately 1.2 million shares of common stock and received cash proceeds of $38 million through the exercise of employee stock options.

In January 2012, Dominion filed a new SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at the market program. The Company entered into four separate Sales Agency Agreements with each of BNY Mellon Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, and Goldman Sachs & Co., to effect sales under the program. However, with the exception of issuing approximately $320 million in equity through employee savings plans, direct stock purchase and dividend reinvestment plans, and other employee and director benefit plans, Dominion does not anticipate issuing common stock in 2012.

In 2011, Virginia Power did not issue any shares of its common stock to Dominion.

REPURCHASE OF COMMON STOCK

In 2011, Dominion announced that it intended to repurchase between $600 million and $700 million of common stock with cash tax savings resulting from the extension of the bonus depreciation allowance. During 2011, Dominion repurchased approximately 13 million shares of common stock for approximately $601 million on the open market under this program, at an average price of $46.37 per share. Dominion does not plan to repurchase additional shares under this program during 2012.

BORROWINGS FROM PARENT

Virginia Power has the ability to borrow funds from Dominion under both short-term and long-term borrowing arrangements and at December 31, 2011, its nonregulated subsidiaries had outstanding borrowings, net of repayments, under the Dominion money pool of $187 million.

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

Both quantitative (financial strength) and qualitative (business or operating characteristics) factors are considered by the credit rating agencies in establishing an individual company’s credit rating. Credit ratings should be evaluated independently and are subject to revision or withdrawal at any time by the assigning rating organization. The credit ratings for Dominion and Virginia Power are affected by each company’s financial profile, mix of regulated and nonregulated businesses and respective cash flows, changes in methodologies used by the rating agencies and event risk, if applicable, such as major acquisitions or dispositions.

Credit ratings as of February 23, 2012 follow:

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

As of February 23, 2012, Fitch, Moody’s and Standard & Poor’s maintained a stable outlook for their respective ratings of Dominion and Virginia Power.

A downgrade in an individual company’s credit rating would not necessarily restrict its ability to raise short-term and long-term financing as long as its credit rating remains investment grade, but it would likely increase the cost of borrowing. Dominion and Virginia Power work closely with Fitch, Moody’s and Standard & Poor’s with the objective of maintaining their current credit ratings. The Companies may find it necessary to modify their business plans to maintain or achieve appropriate credit ratings and such changes may adversely affect growth and EPS.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

related to merger or consolidation, and restrictions on disposition of all or substantially all assets;
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

As of December 31, 2011, the calculated total debt to total capital ratio, pursuant to the terms of the agreements, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio(1)
Dominion	65%	57%
Virginia Power	65%	47%

(1)	Indebtedness as defined by the bank agreements excludes junior subordinated notes reflected as long-term debt as well as AOCI reflected as equity in the Consolidated Balance Sheets.

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

See Note 18 to the Consolidated Financial Statements for terms of the RCCs.

At December 31, 2011, the termination dates and covered debt under the RCCs associated with Dominion’s hybrids were as follows:

Hybrid	RCC Termination Date		Designated Covered Debt Under RCC
June 2006 hybrids	6/30/2036		September 2006 hybrids
September 2006 hybrids	9/30/2036		June 2006 hybrids
June 2009 hybrids	6/15/2034	(1)	2008 Series B Senior Notes, 7.0% due 2038

(1)	Automatically extended, as set forth in the RCC, for additional quarterly periods, to the extent the maturity date is extended.

Dominion and Virginia Power monitor the debt covenants on a regular basis in order to ensure that events of default will not occur. As of December 31, 2011, there have been no events of default under or changes to Dominion’s or Virginia Power’s debt covenants.

Dividend Restrictions

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a divi-

dend to an affiliate if found to be detrimental to the public interest. At December 31, 2011, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

Certain agreements associated with Dominion’s and Virginia Power’s credit facilities contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict Dominion or Virginia Power’s ability to pay dividends or receive dividends from their subsidiaries at December 31, 2011.

See Note 18 to the Consolidated Financial Statements for a description of potential restrictions on dividend payments by Dominion in connection with the deferral of interest payments on junior subordinated notes, which information is incorporated herein by reference.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

CONTRACTUAL OBLIGATIONS

Dominion and Virginia Power are party to numerous contracts and arrangements obligating them to make cash payments in future years. These contracts include financing arrangements such as debt agreements and leases, as well as contracts for the purchase of goods and services and financial derivatives. Presented below is a table summarizing cash payments that may result from contracts to which Dominion and Virginia Power are parties as of December 31, 2011. For purchase obligations and other liabilities, amounts are based upon contract terms, including fixed and minimum quantities to be purchased at fixed or market-based prices. Actual cash payments will be based upon actual quantities purchased and prices paid and will likely differ from amounts presented below. The table excludes all amounts classified as current liabilities in the Consolidated Balance Sheets, other than current maturities of long-term debt, interest payable and certain derivative instruments. The majority of Dominion’s and Virginia Power’s current liabilities will be paid in cash in 2012.

Dominion	2012	2013- 2014	2015- 2016	2017 and thereafter	Total
(millions)
Long-term debt(1)	$1,483	$2,623	$2,384	$12,255	$18,745
Interest payments(2)	953	1,696	1,526	11,563	15,738
Leases(3)	83	147	112	185	527
Purchase obligations(4):
Purchased electric capacity for utility operations	347	710	614	507	2,178
Fuel commitments for utility operations	872	970	415	275	2,532
Fuel commitments for nonregulated operations	202	191	140	183	716
Pipeline transportation and storage	158	211	105	219	693
Energy commodity purchases for resale(5)	289	52	18	99	458
Other(6)	501	47	9	21	578
Other long-term liabilities(7):
Financial derivative-commodities(5)	79	83	5	1	168
Other contractual obligations(8)	22	32	68	3	125
Total cash payments	$4,989	$6,762	$5,396	$25,311	$42,458

46

(1)	Based on stated maturity dates rather than the earlier redemption dates that could be elected by instrument holders.
(2)	Includes interest payments over the terms of the debt. Interest is calculated using the applicable interest rate or forward interest rate curve at December 31, 2011 and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 18 to the Consolidated Financial Statements. Does not reflect Dominion’s ability to defer interest payments on junior subordinated notes.
(3)	Primarily consists of operating leases.
(4)	Amounts exclude open purchase orders for services that are provided on demand, the timing of which cannot be determined.
(5)	Represents the summation of settlement amounts, by contracts, due from Dominion if all physical or financial transactions among its counterparties and Dominion were liquidated and terminated.
(6)	Includes capital, operations, and maintenance commitments.
(7)	Excludes regulatory liabilities, AROs and employee benefit plan obligations, which are not contractually fixed as to timing and amount. See Notes 13, 15 and 22 to the Consolidated Financial Statements. Due to uncertainty about the timing and amounts that will ultimately be paid, $256 million of income taxes payable associated with unrecognized tax benefits are excluded. Deferred income taxes are also excluded since cash payments are based primarily on taxable income for each discrete fiscal year. See Note 6 to the Consolidated Financial Statements.
(8)	Includes interest rate swap agreements.

Virginia Power	2012	2013- 2014	2015- 2016	2017 and thereafter	Total
(millions)
Long-term debt(1)	$616	$435	$704	$5,111	$6,866
Interest payments(2)	373	647	609	4,094	5,723
Leases(3)	28	50	33	29	140
Purchase obligations(4):
Purchased electric capacity for utility operations	347	710	614	507	2,178
Fuel commitments for utility operations	872	970	415	275	2,532
Transportation and storage	17	29	14	28	88
Other	218	13	3	12	246
Total cash payments(5)	$2,471	$2,854	$2,392	$10,056	$17,773

(1)	Based on stated maturity dates rather than the earlier redemption dates that could be elected by instrument holders.
(2)	Includes interest payments over the terms of the debt. Interest is calculated using the applicable interest rate or forward interest rate curve at December 31, 2011 and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 18 to the Consolidated Financial Statements.
(3)	Primarily consists of operating leases.
(4)	Amounts exclude open purchase orders for services that are provided on demand, the timing of which cannot be determined.
(5)	Excludes regulatory liabilities, AROs and employee benefit plan contributions that are not contractually fixed as to timing and amount. See Notes 13, 15 and 22 to the Consolidated Financial Statements. Due to uncertainty about the timing and amounts that will ultimately be paid, $75 million of income taxes payable associated with unrecognized tax benefits are excluded. Deferred income taxes are also excluded since cash payments are based primarily on taxable income for each discrete fiscal year. See Note 6 to the Consolidated Financial Statements.

PLANNED CAPITAL EXPENDITURES

Dominion’s planned capital expenditures are expected to total approximately $4.3 billion, $4.8 billion and $3.9 billion in 2012, 2013 and 2014, respectively. Dominion’s expenditures are expected to include construction and expansion of electric generation and natural gas transmission, processing, and storage facilities, construction improvements and expansion of electric transmission and distribution assets, purchases of nuclear fuel and the buyout of the lease at Fairless in 2013.

Virginia Power’s planned capital expenditures are expected to total approximately $2.6 billion, $3.0 billion and $2.6 billion in 2012, 2013 and 2014, respectively. Virginia Power’s expenditures are expected to include construction and expansion of electric generation facilities, construction improvements and expansion of electric transmission and distribution assets and purchases of nuclear fuel.

Dominion and Virginia Power expect to fund their capital expenditures with cash from operations and a combination of securities issuances and short-term borrowings. Planned capital expenditures include capital projects that are subject to approval by regulators and the respective company’s Board of Directors.

Based on available generation capacity and current estimates of growth in customer demand, Virginia Power will need additional generation in the future. See DVP, Dominion Generation and Dominion Energy-Properties in Item 1. Business for a discussion of Dominion’s and Virginia Power’s expansion plans.

These estimates are based on a capital expenditures plan reviewed and endorsed by Dominion’s Board of Directors in late 2011 and are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates. The Companies may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.

Use of Off-Balance Sheet Arrangements

GUARANTEES

Dominion primarily enters into guarantee arrangements on behalf of its consolidated subsidiaries. These arrangements are not subject to the provisions of FASB guidance that dictate a guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 23 to the Consolidated Financial Statements for additional information, which information is incorporated herein by reference.

LEASING ARRANGEMENT

Dominion leases the Fairless generating facility in Pennsylvania from Juniper, the lessor, which began commercial operations in June 2004.

Through September 30, 2011, Juniper held various power plant leases, including Fairless. In October 2011, the last lease other than Fairless expired and the related asset was sold by Juniper. With Fairless being its sole remaining asset, Juniper no longer qualified for the business scope exception as of October 2011, which required that Dominion determine whether Juniper is a VIE. Dominion concluded Juniper is a VIE because the entity’s capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holders, and Dominion, through its residual value guarantee discussed above, guarantees a portion of the residual value of Fairless. The activities that most significantly impact Juniper’s economic performance relate to the operation of Fairless. The decisions related to the operations of Fairless are made by Dominion and as such, Dominion is considered the primary beneficiary.

As the primary beneficiary, Dominion began consolidating Juniper in the fourth quarter of 2011. As a result, this leasing arrangement is no longer considered an off-balance sheet arrangement.

See Note 16 to the Consolidated Financial Statements for additional information.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

ENVIRONMENTAL PROTECTION AND MONITORING EXPENDITURES

Dominion incurred approximately $184 million, $228 million and $252 million of expenses (including depreciation) during 2011, 2010, and 2009 respectively, in connection with environmental protection and monitoring activities and expects these expenses to be approximately $223 million and $250 million in 2012 and 2013, respectively. In addition, capital expenditures related to environmental controls were $403 million, $351 million, and $266 million for 2011, 2010 and 2009, respectively. These expenditures are expected to be approximately $228 million and $103 million for 2012 and 2013, respectively.

Virginia Power incurred approximately $129 million, $144 million and $134 million of expenses (including depreciation) during 2011, 2010 and 2009, respectively, in connection with environmental protection and monitoring activities and expects these expenses to be approximately $149 million and $164 million in 2012 and 2013, respectively. In addition, capital expenditures related to environmental controls were $77 million, $101 million and $109 million for 2011, 2010 and 2009, respectively. These expenditures are expected to be approximately $42 million and $65 million for 2012 and 2013, respectively.

FUTURE ENVIRONMENTAL REGULATIONS

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

The EPA has finalized rules establishing a new 1-hour NAAQS for NO2 and a new 1-hour NAAQS for SO2, which could require additional NOX and SO2 controls in certain areas where the Companies operate. Until the states have developed implementation plans for these standards, the impact on Dominion’s or Virginia Power’s facilities that emit NOX and SO2 is uncertain.

In January 2010, the EPA also proposed a new, more stringent NAAQS for ozone and had planned to finalize the rule in 2011. In September 2011, the EPA announced a delay from 2011 to 2014 of the rulemaking, therefore NOx controls that may have been required by the rulemaking are also expected to be delayed. However, the EPA’s decision to delay the rulemaking has been challenged in federal court and the length of delay in possible NOx controls, if any, will depend on the outcome of that litigation. In the interim, the EPA is proceeding with implementation of the current ozone standard and is expected to make final attainment/nonattainment designations by June 2012. Until the litigation is final and the states have developed implementation plans for the new NOX, SO2 and ozone standards, it is not possible to determine the impact on Dominion’s or Virginia Power’s facilities that emit NOX and SO2. The Companies cannot currently predict with certainty whether or to what extent the new rules will ultimately require additional controls, however, if significant expenditures are required, it could adversely affect Dominion’s results of operations, and Dominion’s and Virginia Power’s cash flows.

In June 2005, the EPA finalized amendments to the Regional Haze Rule, also known as the Clean Air Visibility Rule. The rule requires the states to implement Best Available Retrofit Technology requirements for sources to address impacts to visual air quality through regional haze state implementation plans, but allows other alternative options. The EPA has recently announced a schedule to complete rulemakings on regional haze state implementation plans during 2012. Although Dominion and Virginia Power anticipate that the emission reductions achieved through compliance with other CAA required programs will generally address this rule, additional emission reduction requirements may be imposed on the Companies’ facilities.

Water

The CWA is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. Dominion and Virginia Power must comply with all aspects of the CWA programs at their operating facilities. In July 2004, the EPA published regulations under CWA Section 316(b) that govern existing utilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold. In April 2008, the U.S. Supreme Court granted an industry request to review the question of whether Section 316(b) authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing “adverse environmental impact” at cooling water intake structures. The U.S. Supreme Court ruled in April 2009 that the EPA has the authority to consider costs versus environmental benefits in selecting the best technology available for reducing impacts of cooling water intakes at power stations. It is currently unknown how the EPA will interpret the ruling in its ongoing rulemaking activity addressing cooling water intakes as well as how the states will implement this decision. In April 2011, the EPA published the proposed rule related to Section 316(b) in the Federal Register, and agreed to publish a final rule no later than July 27, 2012.

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

48

The proposed rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Under this proposal, Dominion has 18 facilities that may be subject to these proposed regulations. If finalized as proposed, Dominion anticipates that it will have to install impingement control technologies at many of these stations that have once-through cooling systems. Dominion and Virginia Power cannot estimate the need or potential for entrainment controls under the proposed rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. However, the impacts of this proposed rule may be material to results of operations, financial condition, and/or cash flows.

Solid and Hazardous Waste

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

In May 2010, the EPA issued the Final Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule that, combined with prior actions, require Dominion and Virginia Power to obtain permits for GHG emissions for new and modified facilities over certain size thresholds, and meet best available control technology for GHG emissions. The EPA has issued draft guidance for GHG permitting, including best available control technology. The EPA has also announced a schedule for proposing standards to regulate GHG emissions under the NSPS that would apply to new, modified and existing fossil-fired electric generating units. In August 2011, the EPA announced a delay in the schedule for proposing these regulations. Regulations were expected to be proposed by July 2011 and finalized by May 2012. The schedule for a proposed rulemaking governing a GHG

NSPS for existing sources is now delayed beyond January 2012, while a proposed NSPS governing new and modified units is expected to be released in early 2012.

There are other legislative proposals that may be considered that would have an indirect impact on GHG emissions. There is the potential for the U.S. Congress to consider a mandatory Clean Energy Standard. In addition to possible federal action, some regions and states in which Dominion and Virginia Power operate have already adopted or may adopt GHG emission reduction programs. Any of these new or contemplated regulations may affect capital costs, or create significant permitting delays, for new or modified facilities that emit GHGs.

In July 2008, Massachusetts passed the GWSA. Among other provisions, the GWSA sets economy-wide GHG emissions reduction goals for Massachusetts, including reductions of 25% below 1990 levels by 2020, interim goals for 2030 and 2040 and reductions of 80% below 1990 levels by 2050. No regulations impacting Dominion under the GWSA have been proposed. Dominion operates two coal/oil-fired generating power stations in Massachusetts and acts as a retail electric supplier in Massachusetts, all of which are subject to the implementation of the GWSA.

In December 2009, the governors of 11 Northeast and mid-Atlantic states, including Connecticut, Maryland, Massachusetts, New York, Pennsylvania, and Rhode Island (RGGI states plus Pennsylvania) signed a memorandum of understanding committing their states toward developing a low carbon fuel standard to reduce GHG emissions from vehicles. The memorandum of understanding established a process to develop a regional framework by 2011 and examine the economic impacts of a low carbon fuel standard program. Although economic studies and policy options were examined in 2011, a definitive framework has yet to be established.

Dodd-Frank Act

The Dodd-Frank Act was enacted into law in July 2010 in an effort to improve regulation of financial markets. The Dodd-Frank Act includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform. Non-financial entities that use swaps to hedge or mitigate commercial risk, often referred to as end users, can choose to exempt their hedging transactions from these clearing and exchange trading requirements. In addition, the Dodd-Frank Act allows applicable regulators, including the CFTC and SEC, to impose initial and variation margin requirements on entities who execute swaps. End users were not expressly exempted from these requirements for non-cleared swaps and rules have been proposed that address the margin obligations to be imposed on non-cleared swaps entered with end users. Final rules for the over-the-counter derivative-related provisions of the Dodd-Frank Act, including the clearing, exchange trading and margin requirements, will be established through the ongoing rulemaking process of the applicable regulators. In June 2011, both the CFTC and the SEC confirmed that they would not complete the required rulemakings by the July 2011 deadline under the Dodd-Frank Act. Each agency has granted temporary relief from most derivative-related provisions of the Dodd-Frank Act until the effective date of the applicable rules. Currently, the CFTC’s temporary relief

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

would expire no later than July 16, 2012, if not extended. If, as a result of the rulemaking process, Dominion’s or Virginia Power’s derivative activities are not exempted from the clearing, exchange trading or margin requirements, the Companies could be subject to higher costs, including from higher margin requirements, for their derivative activities. In addition, implementation of, and compliance with, the over-the-counter derivative provisions of the Dodd-Frank Act by the Companies’ swap counterparties could result in increased costs related to the Companies’ derivative activities. Due to the ongoing rulemaking process, the Companies are currently unable to assess the potential impact of the Dodd-Frank Act’s derivative-related provisions on their financial condition, results of operations or cash flows.

Nuclear Matters

In March 2011, a magnitude 9.0 earthquake and subsequent tsunami caused significant damage at the Fukushima Daiichi nuclear power station in northeast Japan. These events have resulted in significant nuclear safety reviews required by the NRC and industry groups such as INPO. Like other U.S. nuclear operators, Dominion has been gathering supporting data and participating in industry initiatives focused on the ability to respond to and mitigate the consequences of design-basis and beyond-design-basis events at its stations. In July 2011, an NRC Task Force provided initial recommendations based on its review of the Fukushima Daiichi accident; and in October 2011, the NRC Staff provided its views on the prioritization of these recommendations and suggested several additional measures. In December 2011, the NRC Commissioners approved the agency staff’s prioritization and recommendations; and that same month an Appropriations Act directed the NRC to require reevaluation of external hazards (not limited to seismic and flooding hazards) as expeditiously as possible. The NRC anticipates issuance of orders and information requests requiring specific reviews and actions by the first anniversary of the earthquake and tsunami in March 2012. These actions, if adopted, could require nuclear plant modifications and may impact future operations and/or capital requirements at U.S. nuclear facilities, including those owned by Dominion and Virginia Power.

In August 2011, a magnitude 5.8 earthquake near Mineral, Virginia caused the two reactors at North Anna to shut down immediately, as designed. Some of the earthquake’s vibrations briefly exceeded North Anna’s licensing design basis at certain frequencies, however, Virginia Power’s inspections have shown no significant damage to equipment at the station from the earthquake. The reactors were placed in cold shutdown condition pending completion of NRC inspection and review. North Anna returned to full service in November 2011, following receipt of NRC approval to restart the two reactors.

Cove Point Export and Re-Export Projects

In September 2011, Cove Point filed the first part of a two-part domestic export authorization request with the DOE. The DOE approved the request in October 2011. The approval allows for long-term, multi-contract authority to liquefy for export domestically-produced LNG from the Cove Point terminal up to the equivalent of approximately 1 bcf of natural gas per day over a twenty-five year period. The approval also allows for Cove Point to act as an agent for third parties to liquefy for export domestically-produced LNG to other countries that (i) have a free trade agreement with the U.S. that includes natural gas, and (ii) possess the capacity to import LNG via ocean-going carriers.

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

Cove Point is not yet committed to operating an LNG export facility. Cove Point intends to secure customer commitments before deciding whether to proceed, and regulatory approvals will also be required. Subject to a final decision on pursuing the project, as well as securing applicable regulatory and other approvals, construction of liquefaction facilities to convert natural gas into LNG could begin in 2014.

In addition to the domestic export project, in August 2011, Cove Point filed an application with the DOE seeking blanket authority to re-export foreign-sourced LNG from the Cove Point terminal. In January 2012, the DOE approved the request to re-export up to the equivalent of 150 bcf of natural gas over a two-year period. The approval allows Cove Point to act as an agent for third parties to re-export LNG to other countries (i) other than those with which the U.S. prohibits free trade, and (ii) that possess the capacity to import LNG via ocean-going carriers. Cove Point must also obtain FERC approval prior to undertaking the minimal construction required for re-export.

Brayton Point and Salem Harbor CAA Section 114 Request

In May 2010, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA. The request concerns historical operating changes and capital improvements undertaken at Brayton Point and Salem Harbor. Dominion submitted its response to the request in November 2010 and cannot predict the outcome of this matter.

Pipeline Safety Act

In January 2012, the Pipeline Safety Act was signed into law. The Pipeline Safety Act is intended to address pipeline safety issues that received national attention following a series of significant incidents involving pipelines. The Act provides the U.S. DOT with enhanced safety review authority and requires pipeline owners and operators to confirm, through records or testing, the maximum allowable operating pressure of certain gas pipelines in populated or certain high consequence areas. Operators that fail to confirm the maximum allowable operating pressure for the identified locations within six months of enactment must conduct new testing. The Pipeline Safety Act also requires the U.S. DOT Pipeline and Hazardous Materials Safety Administration to consider certain factors and, if appropriate, to issue regulations requiring automatic shut-off valves on new or replaced pipelines where economically, technically and operationally feasible and to establish time limits for accident and incident notification. In addition, the Act doubles the maximum civil penalty for violations of the U.S. DOT’s compliance and safety rules from $100,000 to $200,000 for an individual violation and from $1,000,000 to $2,000,000 for a series of violations. While Dominion cannot estimate the potential financial statement impacts of the Pipeline Safety Act, additional operations and maintenance expenses and/or capital expenditures required to comply with the new rules are not expected to be material.

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $179 million and $183 million as of December 31, 2011 and 2010, respectively. A hypothetical 10% unfavorable change in commodity prices of Dominion’s commodity-based financial derivative instruments held for trading purposes would have resulted in a decrease in fair value of approximately $8 million and $5 million as of December 31, 2011 and 2010, respectively.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of December 31, 2011 or 2010.

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

Interest Rate Risk

Dominion and Virginia Power manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For financial instruments designated under fair value hedging and outstanding for Dominion and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in annual earnings as of December 31, 2011 or 2010.

Dominion and Virginia Power may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. At December 31, 2010, Dominion and Virginia Power had no such interest rate derivatives outstanding; therefore, Dominion and Virginia Power had no sensitivity to changes in interest rates related to these interest rate derivatives. At December 31, 2011, Dominion and Virginia Power had $2.3 billion and $1.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $31 million and $15 million, respectively, in the fair value of these interest rate derivatives held by Dominion and Virginia Power at December 31, 2011.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $54 million and $95 million in 2011 and 2010, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. In 2011 and 2010, Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $52 million and $182 million, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $24 million and $44 million in 2011 and 2010, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. In 2011 and 2010, Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $25 million and $67 million, respectively.

Dominion sponsors pension and other postretirement benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Aggregate actual returns for Dominion’s pension and other post-

retirement plan assets were $273 million in 2011 and $624 million in 2010, versus expected returns of $519 million and $479 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the periodic cost recognized for employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. As of December 31, 2011 and 2010, a hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion’s plan assets would result in an increase in net periodic cost of approximately $13 million for pension benefits and $3 million for other postretirement benefits.

Risk Management Policies

Dominion and Virginia Power have established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including Virginia Power. Dominion maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and Dominion’s and Virginia Power’s December 31, 2011 provision for credit losses, management believes that it is unlikely that a material adverse effect on Dominion’s or Virginia Power’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dominion Resources, Inc.

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Dominion Resources, Inc. and subsidiaries (“Dominion”) as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of Dominion’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dominion Resources, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in 2009 Dominion changed its methods of accounting to adopt a new accounting standard for the impairment framework for oil and gas properties.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dominion’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on Dominion’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2012

Dominion Resources, Inc.

Consolidated Statements of Income

Year Ended December 31,	2011	2010	2009
(millions, except per share amounts)

Operating Revenue	$14,379	$15,197	$14,798
Operating Expenses
Electric fuel and other energy-related purchases	4,194	4,150	4,285
Purchased electric capacity	454	453	411
Purchased gas	1,764	2,050	2,200
Other operations and maintenance	3,483	3,724	3,712
Depreciation, depletion and amortization	1,069	1,055	1,138
Other taxes	554	532	483
Total operating expenses	11,518	11,964	12,229
Gain on sale of Appalachian E&P operations	—	2,467	—
Income from operations	2,861	5,700	2,569
Other income	179	169	194
Interest and related charges	869	832	889
Income from continuing operations including noncontrolling interests before income taxes	2,171	5,037	1,874
Income tax expense	745	2,057	596
Income from continuing operations including noncontrolling interests	1,426	2,980	1,278
Income (loss) from discontinued operations(1)	—	(155)	26
Net income including noncontrolling interests	1,426	2,825	1,304
Noncontrolling interests	18	17	17
Net income attributable to Dominion	1,408	2,808	1,287
Amounts attributable to Dominion:
Income from continuing operations, net of tax	1,408	2,963	1,261
Income (loss) from discontinued operations, net of tax	—	(155)	26
Net income	1,408	2,808	1,287
Earnings Per Common Share-Basic:
Income from continuing operations	$2.46	$5.03	$2.13
Income (loss) from discontinued operations	—	(0.26)	0.04
Net income	$2.46	$4.77	$2.17
Earnings Per Common Share-Diluted:
Income from continuing operations	$2.45	$5.02	$2.13
Income (loss) from discontinued operations	—	(0.26)	0.04
Net income	$2.45	$4.76	$2.17
Dividends paid per common share	$1.97	$1.83	$1.75

(1)	Includes income tax expense of $21 million and $16 million in 2010 and 2009, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Balance Sheets

At December 31,	2011	2010
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$102	$62
Customer receivables (less allowance for doubtful accounts of $29 and $26)	1,780	2,158
Other receivables (less allowance for doubtful accounts of $8 and $9)	255	88
Inventories:
Materials and supplies	641	609
Fossil fuel	541	354
Gas stored	166	200
Derivative assets	705	739
Margin deposit assets	319	244
Regulatory assets	541	407
Prepayments	262	277
Other	118	262
Total current assets	5,430	5,400
Investments
Nuclear decommissioning trust funds	2,999	2,897
Investment in equity method affiliates	553	571
Restricted cash equivalents	141	400
Other	292	283
Total investments	3,985	4,151
Property, Plant and Equipment
Property, plant and equipment	42,033	39,855
Property, plant and equipment, VIE	957	—
Accumulated depreciation, depletion and amortization	(13,320)	(13,142)
Total property, plant and equipment, net	29,670	26,713
Deferred Charges and Other Assets
Goodwill	3,141	3,141
Pension and other postretirement benefit assets	681	712
Intangible assets	637	642
Regulatory assets	1,382	1,446
Other	688	612
Total deferred charges and other assets	6,529	6,553
Total assets	$45,614	$42,817

At December 31,	2011	2010
(millions)

LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,479	$497
Short-term debt	1,814	1,386
Accounts payable	1,250	1,562
Accrued interest, payroll and taxes	648	849
Derivative liabilities	951	633
Regulatory liabilities	243	135
Accrued severance	30	132
Other	547	579
Total current liabilities	6,962	5,773
Long-Term Debt
Long-term debt	14,785	14,023
Long-term debt, VIE	890	—
Junior subordinated notes payable to affiliates	268	268
Enhanced junior subordinated notes	1,451	1,467
Total long-term debt	17,394	15,758
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,216	4,708
Asset retirement obligations	1,383	1,577
Pension and other postretirement benefit liabilities	962	765
Regulatory liabilities	1,324	1,392
Other	613	590
Total deferred credits and other liabilities	9,498	9,032
Total liabilities	33,854	30,563
Commitments and Contingencies (see Note 23)
Subsidiary Preferred Stock Not Subject To Mandatory Redemption	257	257
Equity
Common stock-no par(1)	5,180	5,715
Other paid-in capital	179	194
Retained earnings	6,697	6,418
Accumulated other comprehensive loss	(610)	(330)
Total common shareholders’ equity	11,446	11,997
Noncontrolling interest	57	—
Total equity	11,503	11,997
Total liabilities and equity	$45,614	$42,817

(1)	1 billion shares authorized; 570 million shares and 581 million shares outstanding at December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Statements of Equity

	Common Stock		Dominion Shareholders
	Shares	Amount	Other Paid-In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions)

December 31, 2008	583	$5,994	$182	$4,170		$(269)	$10,077	$—	$10,077
Net income including noncontrolling interests				1,304			1,304		1,304
Issuance of stock-employee and direct stock purchase plans	6	212					212		212
Stock awards and stock options exercised (net of change in unearned compensation)	2	70					70		70
Other stock issuances(1)	8	249					249		249
Tax benefit from stock awards and stock options exercised			3				3		3
Cumulative effect of change in accounting principle(2)				12		(12)	—		—
Dividends(3)				(800)			(800)		(800)
Other comprehensive income, net of tax						70	70		70
December 31, 2009	599	6,525	185	4,686		(211)	11,185	—	11,185
Net income including noncontrolling interests				2,825			2,825		2,825
Issuance of stock-employee and direct stock purchase plans	1	10					10		10
Stock awards and stock options exercised (net of change in unearned compensation)	2	80					80		80
Stock repurchases	(21)	(900)					(900)		(900)
Tax benefit from stock awards and stock options exercised			9				9		9
Dividends(3)				(1,093)			(1,093)		(1,093)
Other comprehensive loss, net of tax						(119)	(119)		(119)
December 31, 2010	581	5,715	194	6,418		(330)	11,997	—	11,997
Net income including noncontrolling interests				1,425			1,425	1	1,426
Consolidation of noncontrolling interests(4)							—	61	61
Stock awards and stock options exercised (net of change in unearned compensation)	1	49					49		49
Stock repurchases	(13)	(601)					(601)		(601)
Other stock issuances(5)	1	17	(17)				—		—
Tax benefit from stock awards and stock options exercised			2				2		2
Dividends				(1,146	)(3)		(1,146)	(5)	(1,151)
Other comprehensive loss, net of tax						(280)	(280)		(280)
December 31, 2011	570	$5,180	$179	$6,697		$(610)	$11,446	$57	$11,503

(1)	Includes at-the-market issuances and a debt-for-common stock exchange.
(2)	See Note 3 for additional information.
(3)	Includes subsidiary preferred dividends related to noncontrolling interests of $17 million in 2011, 2010 and 2009.
(4)	See Note 16 for consolidation of a VIE in October 2011.
(5)	Shares issued in excess of principal amounts related to converted securities. See Note 18 for further information on convertible securities.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements

Dominion Resources, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2011	2010	2009(1)
(millions)

Net income including noncontrolling interests	$1,426	$2,825	$1,304
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $48, $(52) and $(195) tax	(67)	84	323
Changes in unrealized net gains (losses) on investment securities, net of $(7), $(54) and $(86) tax	11	89	134
Changes in net unrecognized pension and other postretirement benefit costs, net of $147, $40 and $(99) tax	(231)	(18)	136
Amounts reclassified to net income:
Net derivative (gains)-hedging activities, net of $28, $193 and $336 tax	(38)	(314)	(549)
Net realized (gains) losses on investment securities, net of $(4), $9 and $(1) tax	6	(14)	2
Net pension and other postretirement benefit costs, net of $(25), $(38) and $(19) tax	39	54	24
Total other comprehensive income (loss)	(280)	(119)	70
Comprehensive income including noncontrolling interests	1,146	2,706	1,374
Comprehensive income attributable to noncontrolling interests	18	17	17
Comprehensive income attributable to Dominion	$1,128	$2,689	$1,357

(1)	Other comprehensive income for the year ended December 31, 2009 excludes a $20 million ($12 million after-tax) adjustment to AOCI representing the cumulative effect of the change in accounting principle related to the recognition and presentation of other-than-temporary impairments.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2011	2010	2009
(millions)

Operating Activities
Net income including noncontrolling interests	$1,426	$2,825	$1,304
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Gain from sale of Appalachian E&P operations	—	(2,467)	—
Loss from sale of Peoples	—	113	—
Charges (payments) related to workforce reduction program	(115)	229	—
Impairment of generation assets	283	194	—
Impairment of gas and oil properties	—	21	455
Net reserves (payments) related to rate cases	3	(500)	794
Contributions to pension plans	—	(650)	—
Depreciation, depletion and amortization (including nuclear fuel)	1,288	1,258	1,319
Deferred income taxes and investment tax credits, net	756	682	(494)
Other adjustments	(92)	(61)	(137)
Changes in:
Accounts receivable	365	(60)	458
Inventories	(185)	35	(10)
Prepayments	(19)	139	(234)
Deferred fuel and purchased gas costs, net	(3)	(246)	802
Accounts payable	(413)	119	(156)
Accrued interest, payroll and taxes	(216)	166	(81)
Margin deposit assets and liabilities	(71)	(147)	(273)
Other operating assets and liabilities	(24)	175	39
Net cash provided by operating activities	2,983	1,825	3,786
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(3,652)	(3,422)	(3,837)
Proceeds from sale of Appalachian E&P operations	—	3,450	—
Proceeds from sale of Peoples	—	741	—
Proceeds from sales of securities	1,757	2,814	1,478
Purchases of securities	(1,824)	(2,851)	(1,511)
Investment in affiliates and partnerships	(4)	(2)	(43)
Distributions from affiliates and partnerships	43	47	174
Restricted cash equivalents	259	(396)	1
Other	100	38	43
Net cash provided by (used in) investing activities	(3,321)	419	(3,695)
Financing Activities
Issuance (repayment) of short-term debt, net	429	91	(735)
Issuance and remarketing of long-term debt	2,320	1,090	1,695
Repayment and repurchase of long-term debt	(637)	(1,492)	(447)
Issuance of common stock	38	74	456
Repurchase of common stock	(601)	(900)	—
Common dividend payments	(1,129)	(1,076)	(1,039)
Subsidiary preferred dividend payments	(17)	(17)	(17)
Other	(25)	(2)	(25)
Net cash provided by (used in) financing activities	378	(2,232)	(112)
Increase (decrease) in cash and cash equivalents	40	12	(21)
Cash and cash equivalents at beginning of year(1)	62	50	71
Cash and cash equivalents at end of year(2)	$102	$62	$50
Supplemental Cash Flow Information
Cash paid during the year for:
Interest and related charges, excluding capitalized amounts	$920	$894	$890
Income taxes	166	991	1,480
Significant noncash investing and financing activities:
Accrued capital expenditures	328	240	240
Consolidation of VIE—assets at fair value	957	—	—
Consolidation of VIE—debt	896	—	—
Debt for equity exchange	—	—	56

(1)	2009 amount includes $5 million of cash classified as held for sale in Dominion’s Consolidated Balance Sheet.
(2)	2009 amount includes $2 million of cash classified as held for sale in Dominion’s Consolidated Balance Sheet.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Virginia Electric and Power Company

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Resources, Inc.) and subsidiaries (“Virginia Power”) as of December 31, 2011 and 2010, and the related consolidated statements of income, common shareholder’s equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of Virginia Power’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Virginia Electric and Power Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2012

Virginia Electric and Power Company

Consolidated Statements of Income

Year Ended December 31,	2011	2010	2009
(millions)

Operating Revenue	$7,246	$7,219	$6,584
Operating Expenses
Electric fuel and other energy-related purchases	2,506	2,495	2,972
Purchased electric capacity	452	449	409
Other operations and maintenance:
Affiliated suppliers	306	384	324
Other	1,437	1,361	1,299
Depreciation and amortization	718	671	641
Other taxes	222	218	191
Total operating expenses	5,641	5,578	5,836
Income from operations	1,605	1,641	748
Other income	88	100	104
Interest and related charges	331	347	349
Income from operations before income tax expense	1,362	1,394	503
Income tax expense	540	542	147
Net Income	822	852	356
Preferred dividends	17	17	17
Balance available for common stock	$805	$835	$339

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Balance Sheets

At December 31,	2011	2010
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$29	$5
Customer receivables (less allowance for doubtful accounts of $11 at both dates)	892	905
Other receivables (less allowance for doubtful accounts of $7 and $6)	145	54
Inventories (average cost method):
Materials and supplies	359	314
Fossil fuel	438	283
Prepayments	41	65
Regulatory assets	479	318
Other	53	37
Total current assets	2,436	1,981
Investments
Nuclear decommissioning trust funds	1,370	1,319
Restricted cash equivalents	32	169
Other	4	4
Total investments	1,406	1,492
Property, Plant and Equipment
Property, plant and equipment	28,626	27,607
Accumulated depreciation and amortization	(9,615)	(9,712)
Total property, plant and equipment, net	19,011	17,895
Deferred Charges and Other Assets
Intangible assets	183	212
Regulatory assets	399	370
Other	109	312
Total deferred charges and other assets	691	894
Total assets	$23,544	$22,262

At December 31,	2011	2010
(millions)

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$616	$15
Short-term debt	894	600
Accounts payable	405	499
Payables to affiliates	108	76
Affiliated current borrowings	187	103
Accrued interest, payroll and taxes	226	214
Derivative liabilities	135	3
Customer deposits	106	116
Regulatory liabilities	178	109
Deferred income taxes	91	83
Accrued severance	4	58
Other	171	202
Total current liabilities	3,121	2,078
Long-Term Debt	6,246	6,702
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,180	2,672
Asset retirement obligations	624	669
Regulatory liabilities	1,095	1,174
Other	271	203
Total deferred credits and other liabilities	5,170	4,718
Total liabilities	14,537	13,498
Commitments and Contingencies (see Note 23)
Preferred Stock Not Subject to Mandatory Redemption	257	257
Common Shareholder’s Equity
Common stock-no par(1)	5,738	5,738
Other paid-in capital	1,111	1,111
Retained earnings	1,882	1,634
Accumulated other comprehensive income	19	24
Total common shareholder’s equity	8,750	8,507
Total liabilities and shareholder’s equity	$23,544	$22,262

(1)	500,000 shares and 300,000 shares authorized at December 31, 2011 and 2010, respectively; 274,723 shares outstanding at December 31, 2011 and 2010.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Common Shareholder’s Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(millions, except for shares)	(thousands)

Balance at December 31, 2008	210	$3,738	$1,110	$1,421	$5	$6,274
Net income				356		356
Issuance of stock to Dominion	32	1,000				1,000
Dividends				(480)		(480)
Cumulative effect of change in accounting principle(1)				2	(2)	—
Other comprehensive income, net of tax					23	23
Balance at December 31, 2009	242	4,738	1,110	1,299	26	7,173
Net income				852		852
Issuance of stock to Dominion	33	1,000				1,000
Dividends				(517)		(517)
Tax benefit from stock awards and stock options exercised			1			1
Other comprehensive loss, net of tax					(2)	(2)
Balance at December 31, 2010	275	5,738	1,111	1,634	24	8,507
Net income				822		822
Dividends				(574)		(574)
Other comprehensive loss, net of tax					(5)	(5)
Balance at December 31, 2011	275	$5,738	$1,111	$1,882	$19	$8,750

(1)	See Note 3 for additional information.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2011	2010	2009(1)
(millions)

Net income	$822	$852	$356
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $3, $1 and $(4) tax	(6)	(1)	8
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds, net of $(1), $(6) and $(8) tax	2	9	12
Amounts reclassified to net income:
Net realized (gains) losses on nuclear decommissioning trust funds, net of $—, $2 and $(1) tax	—	(2)	2
Net derivative (gains) losses-hedging activities, net of $—, $4 and $(1) tax	(1)	(8)	1
Other comprehensive income (loss)	(5)	(2)	23
Comprehensive income	$817	$850	$379

(1)	Other comprehensive income for the year ended December 31, 2009 excludes a $3 million ($2 million after-tax) adjustment to AOCI representing the cumulative effect of the change in accounting principle related to the recognition and presentation of other-than-temporary impairments.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Cash Flows

Year Ended December 31,	2011	2010	2009
(millions)

Operating Activities
Net income	$822	$852	$356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	838	782	747
Deferred income taxes and investment tax credits, net	496	609	(409)
Impairment of generation assets	228	—	—
Net reserves (payments) related to rate cases	3	(500)	782
Contributions to pension plans	—	(302)	—
Charges (payments) related to workforce reduction program	(53)	98	—
Other adjustments	(40)	(40)	(58)
Changes in:
Accounts receivable	76	(9)	58
Affiliated accounts receivable and payable	(7)	11	(13)
Deferred fuel expenses, net	12	(213)	639
Inventories	(200)	17	(67)
Prepayments	24	(10)	(24)
Accounts payable	(117)	108	(58)
Accrued interest, payroll and taxes	12	1	(24)
Other operating assets and liabilities	(70)	5	41
Net cash provided by operating activities	2,024	1,409	1,970
Investing Activities
Plant construction and other property additions	(1,885)	(2,113)	(2,338)
Purchases of nuclear fuel	(205)	(121)	(150)
Purchases of securities	(1,057)	(1,211)	(731)
Proceeds from sales of securities	1,030	1,192	715
Restricted cash equivalents	137	(165)	1
Other	33	(7)	(65)
Net cash used in investing activities	(1,947)	(2,425)	(2,568)
Financing Activities
Issuance of short-term debt, net	294	158	145
Issuance of affiliated current borrowings, net	85	1,101	585
Issuance and remarketing of long-term debt	235	605	460
Repayment and repurchase of long-term debt	(91)	(347)	(126)
Common dividend payments	(557)	(500)	(463)
Preferred dividend payments	(17)	(17)	(17)
Other	(2)	2	6
Net cash provided by (used in) financing activities	(53)	1,002	590
Increase (decrease) in cash and cash equivalents	24	(14)	(8)
Cash and cash equivalents at beginning of year	5	19	27
Cash and cash equivalents at end of year	$29	$5	$19
Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest and related charges, excluding capitalized amounts	$376	$349	$353
Income taxes	(27)	(101)	630
Significant noncash investing and financing activities:
Accrued capital expenditures	199	136	133
Settlement of debt and issuance of common stock to Dominion	—	1,000	1,000

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

Dominion manages its daily operations through three primary operating segments: DVP, Dominion Generation and Dominion Energy. Dominion also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) and the net impact of the operations and sale of Peoples, which is discussed in Note 4. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

Virginia Power manages its daily operations through two primary operating segments: DVP and Dominion Generation. It also reports a Corporate and Other segment that primarily includes specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments. See Note 26 for further discussion of Dominion’s and Virginia Power’s operating segments.

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

Dominion’s and Virginia Power’s Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of their respective majority-owned subsidiaries and those VIEs where Dominion has been determined to be the primary beneficiary.

Dominion and Virginia Power report certain contracts, instruments and investments at fair value. See Note 7 for further information on fair value measurements.

Dominion maintains pension and other postretirement benefit plans. Virginia Power participates in certain of these plans. See Note 22 for further information on these plans.

Certain amounts in the 2010 and 2009 Consolidated Financial Statements and footnotes have been reclassified to conform to the 2011 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion are inclusive of Virginia Power, where applicable.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. The Companies collect sales, consumption and consumer utility taxes; however, these amounts are excluded from revenue. Dominion’s customer receivables at December 31, 2011 and 2010 included $423 million and $466 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to its utility customers. Virginia Power’s customer receivables at December 31, 2011 and 2010 included $360 million and $397 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to its customers.

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
•

Nonregulated gas sales consist primarily of sales of natural gas production at market-based rates and contracted fixed prices, sales of gas purchased from third parties, gas trading and marketing revenue and associated derivative activity. Revenue from sales of gas production is recognized based on actual volumes of gas sold to purchasers and is reported net of royalties;

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

The primary types of sales and service activities reported as operating revenue for Virginia Power are as follows:

•	Regulated electric sales consist primarily of state-regulated retail electric sales and federally-regulated wholesale electric sales and electric transmission services; and
•	Other revenue consists primarily of miscellaneous service revenue from electric distribution operations and miscellaneous revenue from generation operations, including sales of capacity and other commodities.

Electric Fuel, Purchased Energy and Purchased Gas-Deferred Costs

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

Income Taxes

A consolidated federal income tax return is filed for Dominion and its subsidiaries, including Virginia Power. In addition, where applicable, combined income tax returns for Dominion and its subsidiaries are filed in various states; otherwise, separate state income tax returns are filed. Virginia Power participates in an intercompany tax sharing agreement with Dominion and its subsidiaries, and its current income taxes are based on its taxable income or loss, determined on a separate company basis.

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

Dominion and Virginia Power recognize changes in estimated interest payable on net underpayments of income taxes in interest expense. Changes in interest receivable related to net overpayments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions are recognized in other income. In its Consolidated Statements of Income for 2011, Dominion recognized interest income of $12 million and interest expense of $7 million and a reduction in penalties of less than $1 million. In 2010, Dominion recognized a reduction in interest expense of $18 million and a reduction in penalties of less than $1 million; in 2009, Dominion recognized a reduction in interest expense of $19 million and a reduction in penalties of $2 million. Dominion had accrued interest receivable of $48 million, interest payable of $10 million and penalties payable of less than $1 million at December 31, 2011 and interest receivable of $27 million and interest and penalties payable of less than $1 million at December 31, 2010.

In 2011, Virginia Power recognized interest income of $12 million, and penalties were immaterial. Virginia Power had accrued interest receivable of $17 million at December 31, 2011. Virginia Power’s interest and penalties were immaterial in 2010 and 2009.

At December 31, 2011, Virginia Power’s Consolidated Balance Sheet included $18 million of current federal income taxes receivable, $34 million of current state income taxes payable and $110 million of noncurrent federal and state income taxes payable. At December 31, 2010, Virginia Power’s Consolidated Balance Sheet included $46 million of prepaid federal and state income taxes and $102 million of noncurrent federal and state income taxes payable.

Investment tax credits are recognized by nonregulated operations in the year qualifying property is placed in service. For regulated operations, investment tax credits are deferred and amortized over the service lives of the properties giving rise to the credits. Production tax credits are recognized as energy is generated and sold.

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until they are presented for payment. At December 31, 2011 and 2010, Dominion’s accounts payable included $75 million and $56 million, respectively, of checks outstanding but not yet presented for payment. At December 31, 2011 and 2010, Virginia Power’s accounts payable included $40 million and $28 million, respectively, of checks outstanding but not yet presented for payment. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less.

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

Combined Notes to Consolidated Financial Statements, Continued

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

Dominion and Virginia Power do not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion had margin assets of $319 million and $244 million associated with cash collateral at December 31, 2011 and 2010, respectively. Dominion had margin liabilities of $66 million and $62 million associated with cash collateral at December 31, 2011 and 2010, respectively. Virginia Power had margin assets of $41 million associated with cash collateral at December 31, 2011. Virginia Power’s margin assets associated with cash collateral were not material at December 31, 2010. Virginia Power’s margin liabilities associated with cash collateral were not material at December 31, 2011 and 2010.

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

Fair Value Hedges—Dominion also uses fair value hedges to mitigate the fixed price exposure inherent in certain firm commodity commitments and commodity inventory. In addition, Dominion and Virginia Power have designated interest rate swaps as fair value hedges on certain fixed-rate long-term debt to manage interest rate exposure. For fair value hedge transactions, changes in the fair value of the derivative are generally offset currently in earnings by the recognition of changes in the hedged item’s fair value. Derivative gains and losses from the hedged item are reclassified to earnings when the hedged item is included in earnings, or earlier, if the hedged item no longer qualifies for hedge accounting. Hedge accounting is discontinued if the hedged item no longer qualifies for hedge accounting.

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

In 2011, 2010 and 2009, Dominion capitalized interest costs and AFUDC to property, plant and equipment of $85 million, $102 million and $76 million, respectively. In 2011, 2010 and 2009, Virginia Power capitalized AFUDC to property, plant and equipment of $31 million, $61 million and $47 million,

70

respectively. Under Virginia law, certain Virginia jurisdictional projects qualify for current recovery of AFUDC through rate adjustment clauses. AFUDC on these projects is calculated and recorded as a regulatory asset and is not capitalized to property, plant and equipment. In 2011, 2010 and 2009, Virginia Power recorded $20 million, $13 million and $34 million of AFUDC related to these projects, respectively.

For Virginia Power property subject to cost-of-service rate regulation, including electric distribution, electric transmission, and generation property and for certain Dominion natural gas property, the undepreciated cost of such property, less salvage value, is generally charged to accumulated depreciation at retirement, with gains and losses recorded on the sales of property. Cost of removal collections from utility customers not representing AROs are recorded as regulatory liabilities. For property subject to cost-of-service rate regulation that will be retired or abandoned significantly before the end of their useful lives, the net carrying value is reclassified from plant-in-service when it becomes probable they will be retired or abandoned.

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

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. Dominion’s and Virginia Power’s depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2011	2010	2009
(percent)
Dominion
Generation	2.68	2.59	2.62
Transmission	2.26	2.24	2.27
Distribution	3.19	3.20	3.21
Storage	2.64	2.75	2.83
Gas gathering and processing	2.52	2.39	2.18
General and other	4.66	4.60	4.33

Virginia Power
Generation	2.68	2.59	2.62
Transmission	2.03	1.94	1.92
Distribution	3.33	3.33	3.33
General and other	4.38	4.28	3.95

Dominion’s nonutility property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Lives
Merchant generation—nuclear	29–44 years
Merchant generation—other	27–40 years
General and other	3–25 years

Nuclear fuel used in electric generation is amortized over its estimated service life on a units-of-production basis. Dominion and Virginia Power report the amortization of nuclear fuel in electric fuel and other energy-related purchases expense in their Consolidated Statements of Income and in depreciation and amortization in their Consolidated Statements of Cash Flows.

Dominion follows the full cost method of accounting for its gas and oil E&P activities, which subjects capitalized costs to a quarterly ceiling test using hedge-adjusted prices. Due to the April

2010 sale of substantially all of its Appalachian E&P operations Dominion no longer has any significant gas and oil properties subject to the ceiling test calculation.

In 2010, Dominion recorded a ceiling test impairment charge of $21 million ($13 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income primarily due to a decline in hedge-adjusted prices reflecting the discontinuance of hedge accounting for certain cash flow hedges, as discussed in Note 4.

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

These allowances are amortized in the periods the emissions are generated, with the amortization reflected in DD&A in the Consolidated Statements of Income. Purchases and sales of these allowances are reported as investing activities in the Consolidated Statements of Cash Flows and gains or losses resulting from sales are reported in other operations and maintenance expense in the Consolidated Statements of Income. See Note 7 for discussion of impairments related to emissions allowances.

Long-Lived and Intangible Assets

Dominion and Virginia Power perform an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. A long-lived or intangible asset is written down to fair value if the sum of its expected future undiscounted cash flows is less than its carrying amount. Intangible assets with finite lives are amortized over their estimated useful lives. See Note 7 for a discussion of impairments related to certain long-lived assets and intangible assets with finite lives.

Combined Notes to Consolidated Financial Statements, Continued

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

Asset Retirement Obligations

Dominion and Virginia Power recognize AROs at fair value as incurred or when sufficient information becomes available to determine a reasonable estimate of the fair value of future retirement activities to be performed. These amounts are generally capitalized as costs of the related tangible long-lived assets. Since relevant market information is not available, fair value is estimated using discounted cash flow analyses. Dominion reports accretion of AROs associated with its natural gas pipeline and storage well assets as an adjustment to the related regulatory liabilities when revenue is recoverable from customers for AROs. Virginia Power reports accretion of AROs associated with decommissioning its nuclear power stations as an adjustment to the regulatory liability for certain jurisdictions. Accretion of all other AROs is reported in other operations and maintenance expense in the Consolidated Statements of Income.

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

•

Available-for-sale securities include all other marketable equity and debt securities, primarily comprised of securities held in the nuclear decommissioning trusts. These investments are reported at fair value in nuclear decommissioning trust funds in the Consolidated Balance Sheets. Net realized and unrealized gains and losses (including any other-than-temporary impairments) on investments held in Virginia Power’s nuclear decommissioning trusts are recorded to a regulatory liability for certain jurisdictions subject to cost-based regulation. For all other available-for-sale securities, including those held in Dominion’s merchant generation nuclear decommissioning trusts, net realized gains and losses (including any other-than-temporary impairments) are included in other income and unrealized gains and losses are reported as a component of AOCI, after-tax.

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

OTHER-THAN-TEMPORARY IMPAIRMENT

Dominion and Virginia Power periodically review their investments to determine whether a decline in fair value should be considered other-than-temporary. If a decline in fair value of any security is determined to be other-than-temporary, the security is written down to its fair value at the end of the reporting period.

72

Decommissioning Trust Investments—Special Considerations

•

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

•

Debt Securities—Effective with the adoption of this guidance, using information obtained from their nuclear decommissioning trust fixed-income investment managers, Dominion and Virginia Power record in earnings any unrealized loss for a debt security when the manager intends to sell the debt security or it is more-likely-than-not that the manager will have to sell the debt security before recovery of its fair value up to its cost basis. If that is the case, but the debt security is deemed to have experienced a credit loss, the Companies record the credit loss in earnings and any remaining portion of the unrealized loss in other comprehensive income. Credit losses are evaluated primarily by considering the credit ratings of the issuer, prior instances of non-performance by the issuer and other factors.

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

Inventories

Materials and supplies and fossil fuel inventories are valued primarily using the weighted-average cost method. Stored gas inventory used in East Ohio gas distribution operations is valued using the LIFO method. Under the LIFO method, stored gas inventory was valued at $48 million at December 31, 2011 and 2010. Based on the average price of gas purchased during 2011 and 2010, the cost of replacing the current portion of stored gas inventory exceeded the amount stated on a LIFO basis by approximately $86 million and $107 million, respectively. Stored gas inventory held by Hope and certain nonregulated gas operations is valued using the weighted-average cost method.

Gas Imbalances

Natural gas imbalances occur when the physical amount of natural gas delivered from, or received by, a pipeline system or storage facility differs from the contractual amount of natural gas deliv-

ered or received. Dominion values these imbalances due to, or from, shippers and operators at an appropriate index price at period end, subject to the terms of its tariff for regulated entities. Imbalances are primarily settled in-kind. Imbalances due to Dominion from other parties are reported in other current assets and imbalances that Dominion owes to other parties are reported in other current liabilities in the Consolidated Balance Sheets.

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

SEC FINAL RULE, MODERNIZATION OF OIL AND GAS REPORTING

Effective December 31, 2009, Dominion adopted the SEC Final Rule, Modernization of Oil and Gas Reporting, which revised the existing Regulation S-K and Regulation S-X reporting requirements. Under the new requirements, the ceiling test is calculated using an average price based on the prior 12-month period rather than period-end prices. Due to the April 2010 sale of substantially all of its Appalachian E&P operations, Dominion no longer has any significant gas and oil properties subject to the ceiling test calculation.

Combined Notes to Consolidated Financial Statements, Continued

NOTE 4. DISPOSITIONS

Sale of Appalachian E&P Operations

In April 2010, Dominion completed the sale of substantially all of its Appalachian E&P operations to a newly-formed subsidiary of CONSOL for approximately $3.5 billion. The transaction includes the mineral rights to approximately 491,000 acres in the Marcellus Shale formation. Dominion retained certain oil and natural gas wells located on or near its natural gas storage fields. The transaction generated after-tax proceeds of approximately $2.2 billion and resulted in an after-tax gain of approximately $1.4 billion, which includes a $134 million write-off of goodwill, recorded in the second quarter of 2010.

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

The following table presents selected information regarding the results of operations of Peoples, which are reported as dis-continued operations in Dominion’s Consolidated Statements of Income:

Year Ended December 31,	2010		2009
(millions)
Operating revenue	$67		$432
Income (loss) before income taxes	(134	)(1)	42	(2)
(1)	Includes a loss and other charges related to the sale of Peoples.
(2)	Includes the impact of a $22 million charge due to a reduction of the previously established regulatory asset and a loss and other charges related to the sale.

NOTE 5. OPERATING REVENUE

Dominion’s and Virginia Power’s operating revenue consists of the following:

Year Ended December 31,	2011	2010	2009
(millions)
Dominion
Electric sales:
Regulated	$7,114	$7,123	$6,477
Nonregulated	3,334	3,829	3,802
Gas sales:
Regulated	287	308	494
Nonregulated	1,635	2,010	2,315
Gas transportation and storage	1,506	1,493	1,268
Other	503	434	442
Total operating revenue	$14,379	$15,197	$14,798
Virginia Power
Regulated electric sales	$7,114	$7,123	$6,477
Other	132	96	107
Total operating revenue	$7,246	$7,219	$6,584

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

In December 2011, the IRS issued temporary regulations that provide guidance to taxpayers on the treatment of amounts paid to acquire, produce or improve tangible property and of dispositions of such property. The temporary regulations generally are effective for expenditures made on or after January 1, 2012. Any changes for tax treatment elected by Dominion or required by the regulations will be effective prospectively; however, implementation will require a calculation of the cumulative effect of the changes on prior years, and it is expected that such amount will have to be included in the determination of Dominion’s taxable income in 2012, or possibly over a four-year period beginning in 2012. The IRS is expected to issue additional procedural guidance regarding 2012 tax return filing requirements and how the requirements may be implemented for electric generation operations and gas transmission and distribution systems.

Dominion believes the evaluation and implementation of the temporary regulations will require an extensive effort and may permit, or require, changes to how Dominion determines whether expenditures incurred related to plant and equipment should be deducted as repairs or capitalized and depreciated on its tax returns. Since changes will be concerned with the timing for

74

deducting expenditures for tax purposes, the impact of implementation will be reflected in the amount of income taxes payable or receivable, cash flows from operations and deferred taxes. Except to the extent the implementation impacts deferred taxes and, therefore, the rate base used to establish customer rates for regulated utilities, results of operations should not be materially affected. Pending the issuance of additional procedural guidance from the IRS and progress of the evaluation process, Dominion cannot estimate the impact of implementing the temporary regulations.

Continuing Operations

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

	Dominion(1)			Virginia Power(2)
Year Ended December 31,	2011	2010	2009	2011	2010	2009
(millions)
Current:
Federal	$(11)	$891	$952	$(35)	$(78)	$465
State	—	308	129	79	10	91
Total current	(11)	1,199	1,081	44	(68)	556
Deferred:
Federal	695	764	(424)	484	537	(339)
State	63	96	(59)	13	74	(69)
Total deferred	758	860	(483)	497	611	(408)
Amortization of deferred investment tax credits	(2)	(2)	(2)	(1)	(1)	(1)
Total income tax expense	$745	$2,057	$596	$540	$542	$147

(1)	In 2011, Dominion’s federal income tax expense includes a $346 million benefit related to its current year operating loss that is expected to be used in future years, and state income tax expense reflects changes in the amount of income apportioned among states, higher tax credits, claims for refunds and previously unrecognized tax benefits due to the expiration of statutes of limitations.
(2)	In 2011, Virginia Power’s federal income tax expense includes a $54 million benefit related to a portion of its current year operating loss that is expected to be used in future years. Also, in 2011 and 2010, Virginia Power’s federal income tax expense reflects the amounts of current year operating losses realized through its participation in a tax sharing agreement with Dominion and its subsidiaries.
For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion			Virginia Power
Year Ended December 31,	2011	2010	2009	2011	2010	2009
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	1.6	5.0	2.4	4.4	3.8	2.8
Valuation allowances	0.2	0.1	(0.4)	—	—	—
Investment and production tax credits	(0.6)	(0.3)	(1.5)	—	—	(0.2)
Amortization of investment tax credits	(0.1)	—	(0.1)	(0.1)	(0.1)	(0.2)
AFUDC – equity	(0.6)	(0.4)	(1.0)	(0.8)	(1.1)	(3.4)
Employee stock ownership plan deduction	(0.7)	(0.3)	(0.8)	—	—	—
Pension and other benefits	(0.1)	—	(0.6)	—	—	(0.6)
Domestic production activities deduction	—	(0.4)	(2.9)	—	(0.3)	(4.5)
Goodwill-sale of U.S. Appalachian E&P business	—	0.9	—	—	—	—
Legislative change	—	1.1	0.4	—	1.1	—
Other, net	(0.4)	0.1	1.3	1.2	0.5	0.4
Effective tax rate	34.3%	40.8%	31.8%	39.7%	38.9%	29.3%

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

Combined Notes to Consolidated Financial Statements, Continued

The Companies’ deferred income taxes consist of the following:

	Dominion		Virginia Power
At December 31,	2011	2010	2011	2010
(millions)
Deferred income taxes:
Total deferred income tax assets	$2,229	$1,642	$503	$402
Total deferred income tax liabilities	7,424	6,233	3,759	3,139
Total net deferred income tax liabilities	$5,195	$4,591	$3,256	$2,737
Total deferred income taxes:
Plant and equipment, primarily depreciation method and basis differences	$4,008	$3,027	$2,758	$2,109
Nuclear decommissioning	913	749	374	343
Deferred state income taxes	493	446	243	228
Federal benefit of deferred state income taxes	(173)	(156)	(85)	(80)
Deferred fuel, purchased energy and gas costs	161	120	144	111
Pension benefits	396	521	8	26
Other postretirement benefits	(167)	(186)	(13)	(14)
Loss and credit carryforwards	(577)	(181)	(55)	—
Reserve for rate proceedings	(54)	(56)	(54)	(56)
Partnership basis differences	274	265	—	—
Valuation allowances	96	68	—	—
Other	(175)	(26)	(64)	70
Total net deferred income tax liabilities	$5,195	$4,591	$3,256	$2,737

At December 31, 2011, Dominion had the following deductible loss and credit carryforwards:

•	Federal loss carryforwards of $1.0 billion that expire if unutilized during the period 2021 through 2031;
•	Federal production tax credits of $13 million that expire if unutilized through 2031;
•	State loss carryforwards of $1.1 billion that expire if unutilized during the period 2014 through 2031. A valuation allowance on $866 million of these carryforwards has been established;
•	State minimum tax credits of $101 million that do not expire;
•	State investment tax credits of $6 million that expire if unutilized through 2014; and
•	State investment tax credits of $3 million that do not expire.

At December 31, 2011, Virginia Power had the following deductible loss and credit carryforwards:

•	Federal loss carryforwards of $157 million that expire if unutilized through 2031; and
•	State minimum tax credits of $1 million that do not expire.

Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. The amount of tax return positions that are not recognized in the financial statements is disclosed as unrecognized tax benefits. These unrecognized tax benefits may impact the financial statements by increasing income taxes payable, reducing tax refunds receivable or changing deferred taxes. Also, when uncertainty about the deductibility of an amount is limited to the timing of such deductibility, an increase in taxes payable (or reduction in tax refunds receivable) is accompanied by a decrease in deferred tax liabilities.

A reconciliation of changes in the Companies’ unrecognized tax benefits follows:

	Dominion			Virginia Power
	2011	2010	2009	2011	2010	2009
(millions)
Balance at January 1	$307	$291	$404	$117	$121	$180
Increases—prior period positions	127	34	51	22	4	11
Decreases—prior period positions	(107)	(59)	(142)	(46)	(28)	(71)
Increases—current period positions	64	61	43	47	25	22
Decreases—current period positions	(21)	—	—	(21)	—	—
Prior period positions becoming otherwise deductible in current period	(12)	(16)	(36)	(5)	(5)	(9)
Settlements with tax authorities	—	—	(13)	—	—	(9)
Expiration of statutes of limitation	(11)	(4)	(16)	—	—	(3)
Balance at December 31	$347	$307	$291	$114	$117	$121

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from claims for tax benefits, or portions thereof, that may not be realized, remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitation. For Dominion and its subsidiaries, these unrecognized tax benefits were $184 million, $133 million and $95 million at December 31, 2011, 2010 and 2009, respectively. For Dominion, the change in these unrecognized tax benefits increased income tax expense by $51 million in 2011 and $38 million in 2010 and decreased income tax expense by $26 million in 2009. For Virginia Power, these unrecognized tax benefits were $20 million at December 31, 2011 and $14 million at December 31, 2010 and 2009. For Virginia Power, the change in these unrecognized tax benefits increased income tax expense by $6 million in 2011 and by less than $1 million in 2010 and decreased income tax expense by $7 million in 2009.

A portion of Dominion’s and Virginia Power’s unrecognized tax benefits balances at December 31, 2011 represents tax positions for which the ultimate deductibility is highly certain; however, there is uncertainty about the timing of such deductibility. When uncertainty about the deductibility of amounts is limited to the timing of such deductibility, any tax liabilities recognized for prior periods would be subject to offset with the availability of refundable amounts from later periods when such deductions could otherwise be taken. Pending resolution of these uncertainties, interest is accrued until the period in which the amounts would become deductible.

For Dominion and its subsidiaries, the U.S. federal statute of limitations has expired for years prior to 2006, except that Dominion has reserved the right to pursue refunds related to the calculation of interest to be capitalized in connection with improvements to in-service plant and equipment for the years 1995 through 2005. The IRS position provides that capitalized interest must also be computed on the adjusted tax basis of in-service assets that are idled while making improvements to them. In response to litigation initiated by Dominion in March 2008, the United States Court of Federal Claims ruled in February 2011, sustaining the IRS position. In July 2011, Dominion

76

filed an appeal with the United States Court of Appeals for the Federal Circuit. Dominion believes the ultimate resolution of this matter will not have a material impact on its cash flows, results of operations or financial condition.

In January 2012, the Appellate Division of the IRS informed Dominion that the Joint Committee had completed its review of the settlement of tax years 2004 and 2005 for Dominion and its consolidated subsidiaries. Since the measurement of unrecognized tax benefits in 2011 considered the results of completed settlement negotiations, Dominion’s results of operations in 2012 will not be affected.

In 2011, the IRS completed its fieldwork in the examination of Dominion’s consolidated tax returns for tax years 2006 and 2007. Dominion and the IRS have resolved all issues, except Dominion is reserving the right to pursue a refund related to the capitalized interest issue that is currently being litigated.

The IRS examination of tax years 2008, 2009 and 2010 will begin in the first quarter of 2012.

It is reasonably possible that resolution of the litigation related to capitalized interest and settlements with and payments to tax authorities in 2012 could reduce unrecognized tax benefits for Dominion and Virginia Power by $24 million and $15 million, respectively. Dominion’s unrecognized tax benefits could also be reduced by up to $18 million, including $8 million for Virginia Power, to recognize prior period amounts becoming otherwise deductible in 2012 and the expiration of statutes of limitations. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, Dominion’s earnings could increase by up to $7 million with no material impact on Virginia Power’s earnings.

Otherwise, with regard to 2011 and prior years, Dominion and Virginia Power cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2012.

For each of the major states in which Dominion operates, the earliest tax year remaining open for examination is as follows:

State	Earliest Open Tax Year
Pennsylvania	2008
Connecticut	2007
Massachusetts	2007
Virginia(1)	2008
West Virginia	2008

(1)	Virginia is the only state considered major for Virginia Power’s operations.

Dominion and Virginia Power are also obligated to report adjustments resulting from IRS settlements to state tax authorities. In addition, if Dominion utilizes operating losses or tax credits generated in years for which the statute of limitations has expired, such amounts are subject to examination.

Discontinued Operations

Income tax expense in 2010 for Dominion’s discontinued operations primarily reflects the impact of goodwill written off in the sale of Peoples that is not deductible for tax purposes and the reversal of deferred taxes for which the benefit was offset by the reversal of income tax-related regulatory assets.

NOTE 7. FAIR VALUE MEASUREMENTS

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

Combined Notes to Consolidated Financial Statements, Continued

Companies may estimate fair value using a discounted cash flow approach deemed appropriate in the circumstances and applied consistently from period to period. For individual contracts, the use of different valuation models or assumptions could have a significant effect on the contract’s estimated fair value.

The inputs and assumptions used in measuring fair value include the following:

For commodity and foreign currency derivative contracts:

•	Forward commodity prices
•	Forward foreign currency prices
•	Price volatility
•	Volumes
•	Commodity location
•	Interest rates
•	Credit quality of counterparties and Dominion and Virginia Power
•	Credit enhancements
•	Time value

For interest rate derivative contracts:

•	Interest rate curves
•	Credit quality of counterparties and Dominion and Virginia Power
•	Credit enhancements
•	Time value

For investments:

•	Quoted securities prices and indices
•	Securities trading information including volume and restrictions
•	Maturity
•	Interest rates
•	Credit quality
•	NAV (only for alternative investments)

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

Fair value measurements are categorized as Level 3 when a significant amount of price or other inputs that are considered to be unobservable are used in their valuations. Long-dated commodity derivatives are generally based on unobservable inputs due to the length of time to settlement and the absence of market activity and are therefore categorized as Level 3. For NGL derivatives, market illiquidity requires a valuation based on proxy markets that do not always correlate to the actual instrument, therefore they are categorized as Level 3. FTRs are categorized as Level 3 fair value measurements because the only relevant pricing available comes from ISO auctions, which are generally not considered to be liquid markets. Other modeled commodity derivatives have unobservable inputs in their valuation, mostly due to non-transparent and illiquid markets. Alternative investments are categorized as Level 3 due to the absence of quoted market prices, illiquidity and the long-term nature of these assets. These investments are generally valued using NAV based on the proportionate share of the fair value as determined by reference to the most recent audited fair value financial statements or fair value statements provided by the investment manager adjusted for any significant events occurring between the investment manager’s and the Companies’ measurement date.

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

At December 31, 2011, Dominion’s and Virginia Power’s net balance of commodity derivatives categorized as Level 3 fair value measurements was a net liability of $71 million and $28 million, respectively. A hypothetical 10% increase in commodity prices would increase Dominion’s and Virginia Power’s net liability by $73 million and $2 million, respectively. A hypothetical 10% decrease in commodity prices would decrease Dominion’s and Virginia Power’s net liability by $74 million and $2 million, respectively.

Nonrecurring Fair Value Measurements

MERCHANT POWER STATIONS

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

As management was not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion used the income approach (discounted cash flows) to estimate the fair value of State Line’s and Salem Harbor’s long-lived assets in these impairment tests. These were considered Level 3 fair value measurements due to the use of significant unobservable inputs including estimates of future power and other commodity prices.

EMISSIONS ALLOWANCES

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

In the third quarter of 2011, Dominion and Virginia Power evaluated their SO2 emissions allowances not expected to be consumed by generating units for potential impairment due to the EPA’s issuance of CSAPR as discussed in Note 23. Prior to the issuance of CSAPR, Dominion and Virginia Power held $57 million and $43 million, respectively, of SO2 emissions allowances obtained for ARP and CAIR compliance. Due to CSAPR’s establishment of a new allowance program and the elimination of CAIR, Dominion and Virginia Power have more SO2 emissions allowances than needed for ARP compliance. As a result of this evaluation, Dominion and Virginia Power recorded an impairment charge of $57 million ($34 million after-tax) and $43 million ($26 million after-tax), respectively, in other operations and maintenance expense in their Consolidated Statements of Income, to write down these emissions allowances to their estimated fair value of less than $1 million.

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
(millions)
At December 31, 2011
Assets:
Derivatives:
Commodity	$44	$828	$93	$965
Interest rate	—	105	—	105
Investments(1):
Equity securities:
U.S.:
Large Cap	1,718	—	—	1,718
Other	51	—	—	51
Non-U.S.:
Large Cap	10	—	—	10
Fixed Income:
Corporate debt instruments	—	332	—	332
U.S. Treasury securities and agency debentures	277	181	—	458
State and municipal	—	329	—	329
Other	—	23	—	23
Cash equivalents and other	—	60	—	60
Restricted cash equivalents	—	141	—	141
Total assets	$2,100	$1,999	$93	$4,192
Liabilities:
Derivatives:
Commodity	$10	$714	$164	$888
Interest rate	—	269	—	269
Total liabilities	$10	$983	$164	$1,157
At December 31, 2010
Assets:
Derivatives:
Commodity	$62	$734	$47	$843
Interest rate	—	54	—	54
Investments(1):
Equity securities:
U.S.:
Large Cap	1,709	—	—	1,709
Other	56	—	—	56
Non-U.S.:
Large Cap	12	—	—	12
Fixed Income:
Corporate debt instruments	—	327	—	327
U.S. Treasury securities and agency debentures	228	165	—	393
State and municipal	—	286	—	286
Other	—	19	—	19
Cash equivalents and other	25	97	—	122
Restricted cash equivalents	—	400	—	400
Total assets	$2,092	$2,082	$47	$4,221
Liabilities:
Derivatives:
Commodity	$12	$716	$97	$825
Interest rate	—	5	—	5
Total liabilities	$12	$721	$97	$830

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2011	2010	2009
(millions)
Balance at January 1,	$(50)	$(66)	$99
Total realized and unrealized gains (losses):
Included in earnings	(77)	43	(148)
Included in other comprehensive income (loss)	14	(49)	(188)
Included in regulatory assets/liabilities	(42)	24	52
Settlements	88	(38)	126
Transfers out of Level 3	(4)	36	(7)
Balance at December 31,	$(71)	$(50)	$(66)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$22	$(4)	$(3)

The following table presents Dominion’s gains and losses included in earnings in the Level 3 fair value category:

	Operating Revenue	Electric Fuel and Energy Purchases	Purchased Gas	Total
(millions)
Year Ended December 31, 2011
Total gains (losses) included in earnings	$(32)	$(45)	$—	$(77)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	22	—	—	22
Year Ended December 31, 2010
Total gains (losses) included in earnings	$(4)	$51	$(4)	$43
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	(4)	—	—	(4)
Year Ended December 31, 2009
Total gains (losses) included in earnings	$29	$(165)	$(12)	$(148)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	1	—	(4)	(3)

VIRGINIA POWER

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2011
Assets:
Derivatives:
Commodity	$—	$—	$2	$2
Investments(1):
Equity securities:
U.S.:
Large Cap	679	—	—	679
Other	23	—	—	23
Fixed Income:
Corporate debt instruments	—	214	—	214
U.S. Treasury securities and agency debentures	107	63	—	170
State and municipal	—	125	—	125
Other	—	16	—	16
Cash equivalents and other	—	40	—	40
Restricted cash equivalents	—	32	—	32
Total assets	$809	$490	$2	$1,301
Liabilities:
Derivatives:
Commodity	$—	$17	$30	$47
Interest rate	—	100	—	100
Total Liabilities	$—	$117	$30	$147
At December 31, 2010
Assets:
Derivatives:
Commodity	$—	$12	$15	$27
Investments(1):
Equity securities:
U.S.:
Large Cap	676	—	—	676
Other	25	—	—	25
Fixed Income:
Corporate debt instruments	—	215	—	215
U.S. Treasury securities and agency debentures	80	63	—	143
State and municipal	—	102	—	102
Other	—	15	—	15
Cash equivalents and other	10	61	—	71
Restricted cash equivalents	—	169	—	169
Total assets	$791	$637	$15	$1,443
Liabilities:
Derivatives:
Commodity	$—	$5	$1	$6
Total Liabilities	$—	$5	$1	$6

(1)	Includes investments held in the nuclear decommissioning trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2011	2010	2009
(millions)
Balance at January 1,	$14	$(10)	$(69)
Total realized and unrealized gains (losses):
Included in earnings	(45)	51	(165)
Included in regulatory assets/liabilities	(42)	24	53
Settlements	45	(51)	170
Transfers out of Level 3	—	—	1
Balance at December 31,	$(28)	$14	$(10)

The gains and losses included in earnings in the Level 3 fair value category, including those attributable to the change in unrealized gains and losses relating to assets still held at the reporting date, were classified in electric fuel and other energy-related purchases expense in Virginia Power’s Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended 2011, 2010 and 2009.

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

At December 31,	2011		2010
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$16,264	$18,936	$14,520	$16,112
Long-term debt, VIE(3)	890	892	—	—
Junior subordinated notes payable to affiliates	268	268	268	261
Enhanced junior subordinated notes	1,451	1,518	1,467	1,560
Subsidiary preferred stock(4)	257	256	257	249
Virginia Power
Long-term debt, including securities due within one year(2)	$6,862	$8,281	$6,717	$7,489
Preferred stock(4)	257	256	257	249

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.

Combined Notes to Consolidated Financial Statements, Continued

(2)	Includes amounts which represent the unamortized discount and premium. At December 31, 2011, and 2010, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt, of approximately $105 million and $49 million, respectively.
(3)	Includes amounts which represent the unamortized premium.
(4)	Includes issuance expenses of $2 million at December 31, 2011 and 2010.

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

DOMINION

The following table presents the volume of Dominion’s derivative activity as of December 31, 2011. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	279	79
Basis(1)	822	400
Electricity (MWh):
Fixed price(1)	19,955,507	20,056,109
FTRs	50,859,304	1,277,239
Capacity (MW)	109,416	281,185
Liquids (gallons)(2)	140,658,000	248,220,000
Interest rate	$2,200,000,000	$2,090,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

Selected information about Dominion’s hedge accounting activities follows:

Year Ended December 31,	2011	2010	2009
(millions)
Portion of gains (losses) on hedging instruments determined to be ineffective and included in net income:
Fair value hedges(1)	$(5)	$3	$(4)
Cash flow hedges(2)	(4)	(1)	—
Net ineffectiveness	$(9)	$2	$(4)
Gains (losses) attributable to changes in the time value of options and change in the differences between spot prices and forward prices and excluded from the assessment of effectiveness(3):
Fair value hedges(4)	$6	$—	$23
Total ineffectiveness and excluded amounts	$(3)	$2	$19
(1)	For the year ended December 31, 2011, includes $(1) million recorded in purchased gas and $(4) million recorded in operating revenue in Dominion’s Consolidated Statement of Income. For the year ended December 31, 2010, includes $(1) million recorded in purchased gas and $4 million recorded in operating revenue in Dominion’s Consolidated Statement of Income. For the year ended December 31, 2009, includes $(5) million recorded in purchased gas and $1 million recorded in operating revenue in Dominion’s Consolidated Statement of Income.
(2)	For the year ended December 31, 2011, includes $(5) million recorded in purchased gas and $1 million recorded in operating revenue in Dominion’s Consolidated Statement of Income. For the year ended December 31, 2010, includes $(3) million recorded in purchased gas and $2 million recorded in operating revenue in Dominion’s Consolidated Statement of Income.
(3)	Amounts excluded from the measurement of ineffectiveness related to cash flow hedges for the years ended December 31, 2011, 2010 and 2009 were not material.
(4)	For the year ended December 31, 2011, amount was recorded in operating revenue in Dominion’s Consolidated Statement of Income. For the year ended December 31, 2009, includes $22 million recorded in operating revenue and $1 million recorded in electric fuel and other energy-related purchases in Dominion’s Consolidated Statement of Income.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at December 31, 2011:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(33)	$(25)	36 months
Electricity	146	53	48 months
NGLs	(57)	(26)	36 months
Other	6	2	41 months
Interest rate	(116)	(5)	372 months
Total	$(54)	$(1)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices and interest rates.

The sale of the majority of Dominion’s remaining E&P operations resulted in the discontinuance of hedge accounting for certain cash flow hedges in 2010, as discussed in Note 4.

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

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

At December 31, 2011	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
ASSETS
Current Assets
Commodity	$176	$495	$671
Interest rate	34	—	34
Total current derivative assets	210	495	705
Noncurrent Assets
Commodity	198	96	294
Interest rate	71	—	71
Total noncurrent derivative assets(1)	269	96	365
Total derivative assets	$479	$591	$1,070
LIABILITIES
Current Liabilities
Commodity	$162	$530	$692
Interest rate	222	37	259
Total current derivative liabilities	384	567	951
Noncurrent Liabilities
Commodity	118	78	196
Interest rate	—	10	10
Total noncurrent derivative liabilities(2)	118	88	206
Total derivative liabilities	$502	$655	$1,157
At December 31, 2010
ASSETS
Current Assets
Commodity	$291	$425	$716
Interest rate	23	—	23
Total current derivative assets	314	425	739
Noncurrent Assets
Commodity	44	83	127
Interest rate	31	—	31
Total noncurrent derivative assets(1)	75	83	158
Total derivative assets	$389	$508	$897
LIABILITIES
Current Liabilities
Commodity	$178	$455	$633
Total current derivative liabilities	178	455	633
Noncurrent Liabilities
Commodity	86	106	192
Interest rate	5	—	5
Total noncurrent derivative liabilities(2)	91	106	197
Total derivative liabilities	$269	$561	$830
(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships Year ended December 31, 2011	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$153
Purchased gas		(78)
Electric fuel and other energy-related purchases		(2)
Purchased electric capacity		1
Total commodity	$137	$74	$(20)
Interest rate(3)	(252)	(8)	(143)
Total	$(115)	$66	$(163)
Year ended December 31, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$557
Purchased gas		(155)
Electric fuel and other energy-related purchases		(8)
Purchased electric capacity		3
Total commodity	$139	$397	$(17)
Interest rate(3)	(3)	109	(27)
Foreign currency(4)	—	1	(2)
Total	$136	$507	$(46)
Year ended December 31, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$1,072
Purchased gas		(179)
Electric fuel and other energy-related purchases		(10)
Purchased electric capacity		4
Total commodity	$358	$887	$6
Interest rate(3)	159	(4)	87
Foreign currency(4)	—	2	(3)
Total	$517	$885	$90

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Combined Notes to Consolidated Financial Statements, Continued

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year ended December 31,	2011	2010	2009
(millions)
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue	$111	$67	$105
Purchased gas	(35)	(41)	(66)
Electric fuel and other energy-related purchases	(45)	51	(163)
Interest rate(2)	(5)	(37)	—
Total	$26	$40	$(124)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

VIRGINIA POWER

The following table presents the volume of Virginia Power’s derivative activity at December 31, 2011. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	18	—
Basis	9	—
Electricity (MWh):
Fixed price	683,200	—
FTRs	49,190,007	484,288
Capacity (MW)	76,000	182,500
Interest rate	$1,200,000,000	$90,000,000

For the years ended December 31, 2011, 2010 and 2009, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to the time value of options and changes in the differences between spot prices and forward prices.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

At December 31, 2011	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
ASSETS
Current Assets
Commodity	$—	$2	$2
Total current derivative assets(1)	—	2	2
Total derivative assets	$—	$2	$2
LIABILITIES
Current Liabilities
Commodity	$14	$31	$45
Interest rate	53	37	90
Total current derivative liabilities	67	68	135
Noncurrent Liabilities
Commodity	2	—	2
Interest rate	—	10	10
Total noncurrent derivative liabilities(2)	2	10	12
Total derivative liabilities	$69	$78	$147
At December 31, 2010
(millions)
ASSETS
Current Assets
Commodity	$12	$15	$27
Total current derivative assets(1)	12	15	27
Total derivative assets	$12	$15	$27
LIABILITIES
Current Liabilities
Commodity	$2	$1	$3
Total current derivative liabilities	2	1	3
Noncurrent Liabilities
Commodity	3	—	3
Total noncurrent derivative liabilities(2)	3	—	3
Total derivative liabilities	$5	$1	$6

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships Year Ended December 31, 2011	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)
Purchased electric capacity		1
Total commodity	$(3)	$—	$(20)
Interest rate(3)	(6)	1	(143)
Total	$(9)	$1	$(163)
Year Ended December 31, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)
Purchased electric capacity		4
Total commodity	$(1)	$3	$(17)
Interest rate(3)	(1)	9	(27)
Foreign currency(4)	—	—	(2)
Total	$(2)	$12	$(46)
Year Ended December 31, 2009
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(8)
Purchased electric capacity		5
Total commodity	$(3)	$(3)	$6
Interest rate(3)	15	—	87
Foreign currency(4)	—	1	(3)
Total	$12	$(2)	$90

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2011	2010	2009
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(45)	$51	$(165)
Interest rate(3)	(5)	(3)	—
Total	$(50)	$48	$(165)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

NOTE 9. EARNINGS PER SHARE

The following table presents the calculation of Dominion’s basic and diluted EPS:

	2011	2010	2009
(millions, except EPS)
Net income attributable to Dominion	$1,408	$2,808	$1,287
Average shares of common stock outstanding-Basic	573.1	588.9	593.3
Net effect of potentially dilutive securities(1)	1.5	1.2	0.4
Average shares of common stock outstanding-Diluted	574.6	590.1	593.7
Earnings Per Common Share-Basic	$2.46	$4.77	$2.17
Earnings Per Common Share-Diluted	$2.45	$4.76	$2.17

(1)	Potentially dilutive securities consist of options, goal-based stock and contingently convertible senior notes.

Combined Notes to Consolidated Financial Statements, Continued

Potentially dilutive securities with the right to acquire approximately 1.2 million common shares for the year ended December 31, 2009 were not included in the calculation of diluted EPS because the exercise or purchase prices of those instruments were greater than the average market price of Dominion’s common shares. There were no potentially dilutive securities excluded from the calculation of diluted EPS for the years ended December 31, 2011 and 2010.

NOTE 10. INVESTMENTS

DOMINION

Equity and Debt Securities

RABBI TRUST SECURITIES

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $90 million and $93 million at December 31, 2011 and 2010, respectively. Net unrealized losses on trading securities totaled less than $1 million in 2011. Net unrealized gains on trading securities totaled $5 million and $11 million in 2010 and 2009, respectively. Cost-method investments held in Dominion’s rabbi trusts totaled $17 million and $18 million at December 31, 2011 and 2010, respectively.

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
(millions)
2011
Marketable equity securities:
U.S.:
Large Cap	$1,152	$537	$—		$1,689
Other	36	10	—		46
Marketable debt securities:
Corporate debt instruments	314	19	(1)		332
U.S. Treasury securities and agency debentures	437	20	(1)		456
State and municipal	264	24	—		288
Other	23	1	—		24
Cost method investments	118	—	—		118
Cash equivalents and other(2)	46	—	—		46
Total	$2,390	$611	$(2	)(3)	$2,999
2010
Marketable equity securities:
U.S.:
Large Cap	$1,161	$515	$—		$1,676
Other	39	11	—		50
Marketable debt securities:
Corporate debt instruments	310	18	(1)		327
U.S. Treasury securities and agency debentures	380	12	(1)		391
State and municipal	244	7	(4)		247
Other	19	—	—		19
Cost method investments	108	—	—		108
Cash equivalents and other(2)	79	—	—		79
Total	$2,340	$563	$(6	)(3)	$2,897

(1)	Included in AOCI and the decommissioning trust regulatory liability as discussed in Note 2.
(2)	Includes pending purchases of securities of $11 million and $43 million at December 31, 2011 and 2010, respectively.
(3)	The fair value of securities in an unrealized loss position was $164 million and $252 million at December 31, 2011 and 2010, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at December 31, 2011 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$99
Due after one year through five years	292
Due after five years through ten years	332
Due after ten years	377
Total	$1,100

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

Year Ended December 31,	2011	2010		2009
(millions)
Proceeds from sales	$1,757	$1,814	(1)	$1,478
Realized gains(2)	79	111		215
Realized losses(2)	92	63		211

(1)	The increase in proceeds primarily reflects the replacement of commingled funds with actively managed portfolios. Does not include

$1 billion of proceeds reflected in Dominion’s Consolidated Statement of Cash Flows from the sale of temporary investments consisting of time deposits and Treasury Bills, purchased following the sale of substantially all of Dominion’s Appalachian E&P operations.
(2)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability as discussed in Note 2.

Dominion recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

Year Ended December 31,	2011	2010	2009
(millions)
Total other-than-temporary impairment losses(1)	$75	$59	$175
Losses recorded to decommissioning trust regulatory liability	(24)	(21)	(80)
Losses recognized in other comprehensive income (before taxes)	(3)	(3)	(3)
Net impairment losses recognized in earnings	$48	$35	$92

(1)	Amounts include other-than-temporary impairment losses for debt securities of $6 million, $10 million and $13 million at December 31, 2011, 2010 and 2009, respectively.

Equity Method Investments

Investments that Dominion accounts for under the equity method of accounting are as follows:

Company	Ownership%	Investment Balance		Description
As of December 31,		2011	2010
(millions)
Fowler I Holdings LLC	50%	$166	$180	Wind-powered merchant generation facility
NedPower Mount Storm LLC	50%	146	149	Wind-powered merchant generation facility
Elwood Energy LLC	50%	108	98	Natural gas-fired merchant generation peaking facility
Iroquois Gas Transmission System, LP	24.72%	104	106	Gas transmission system
Other	various	29	38
Total		$553	$571

Dominion’s equity earnings on these investments totaled $35 million in 2011 and $42 million in 2010 and 2009. Excluding a $123 million distribution in 2009 from Fowler Ridge, Dominion received distributions from these investments of $55 million, $60 million and $63 million in 2011, 2010, and 2009, respectively. As of December 31, 2011 and 2010, the carrying amount of Dominion’s investments exceeded Dominion’s share of underlying equity in net assets by approximately $32 million and $7 million, respectively. The differences relate to Dominion’s investments in wind projects and primarily reflect its capitalized interest during construction and the excess of its cash contributions over the book value of development assets contributed by Dominion’s partners for these projects. The differences are generally being amortized over the useful lives of the underlying assets.

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
(millions)
2011
Marketable equity securities:
U.S.:
Large Cap	$460	$218	$—		$678
Other	18	5	—		23
Marketable debt securities:
Corporate debt instruments	204	11	(1)		214
U.S. Treasury securities and agency debentures	166	4	—		170
State and municipal	114	10	—		124
Other	16	1	(1)		16
Cost method investments	118	—	—		118
Cash equivalents and other(2)	27	—	—		27
Total	$1,123	$249	$(2	)(3)	$1,370
2010
Marketable equity securities:
U.S.:
Large Cap	$469	$207	$—		$676
Other	20	5	—		25
Marketable debt securities:
Corporate debt instruments	205	10	—		215
U.S. Treasury securities and agency debentures	141	2	—		143
State and municipal	103	1	(2)		102
Other	15	—	—		15
Cost method investments	108	—	—		108
Cash equivalents and other(2)	35	—	—		35
Total	$1,096	$225	$(2	)(3)	$1,319

(1)	Included in AOCI and the decommissioning trust regulatory liability as discussed in Note 2.
(2)	Includes pending purchases of securities of $13 million and $35 million at December 31, 2011 and 2010, respectively.
(3)	The fair value of securities in an unrealized loss position was $99 million and $159 million at December 31, 2011 and 2010, respectively.

Combined Notes to Consolidated Financial Statements, Continued

The fair value of Virginia Power’s debt securities at December 31, 2011, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$16
Due after one year through five years	155
Due after five years through ten years	205
Due after ten years	148
Total	$524

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

Year Ended December 31,	2011	2010		2009
(millions)
Proceeds from sales	$1,030	$1,192	(1)	$715
Realized gains(2)	34	52		104
Realized losses(2)	34	23		99

(1)	The increase in proceeds primarily reflects the replacement of commingled funds with actively managed portfolios.
(2)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability as discussed in Note 2.

Virginia Power recorded other-than-temporary impairment losses on investments as follows:

Year Ended December 31,	2011	2010	2009
(millions)
Total other-than-temporary impairment losses(1)	$29	$25	$94
Losses recorded to decommissioning trust regulatory liability	(24)	(21)	(80)
Losses recorded in other comprehensive income (before taxes)	(1)	(1)	—
Net impairment losses recognized in earnings	$4	$3	$14

(1)	Amounts include other-than-temporary impairment losses for debt securities of $4 million, $6 million and $7 million at December 31, 2011, 2010 and 2009, respectively.

Other Investments

Dominion and Virginia Power hold restricted cash and cash equivalent balances that primarily consist of money market fund investments held in trust for the purpose of funding certain qualifying construction projects. At December 31, 2011 and 2010, Dominion had $147 million and $415 million, respectively, and Virginia Power had $32 million and $169 million, respectively, of restricted cash and cash equivalents. These balances are presented in Other Current Assets and Investments in the Consolidated Balance Sheets.

NOTE 11. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for the Companies are as follows:

At December 31,	2011	2010
(millions)
Dominion
Utility:
Generation	$11,793	$11,381
Transmission	6,604	5,793
Distribution	10,401	9,883
Storage	2,060	1,892
Nuclear fuel	1,193	1,058
Gas gathering and processing	727	535
General and other	778	730
Other-including plant under construction	3,597	3,933
Total utility	37,153	35,205
Nonutility:
Proved E&P properties being amortized	104	103
Merchant generation—nuclear	1,108	1,217
Merchant generation—other(1)	2,780	1,451
Nuclear fuel	847	762
Other—including plant under construction	998	1,117
Total nonutility	5,837	4,650
Total property, plant and equipment	$42,990	$39,855

Virginia Power
Utility:
Generation	$11,793	$11,381
Transmission	3,823	3,080
Distribution	8,231	7,879
Nuclear fuel	1,193	1,058
General and other	631	591
Other—including plant under construction	2,946	3,610
Total utility	28,617	27,599
Nonutility—other	9	8
Total property, plant and equipment	$28,626	$27,607

(1)	2011 amount includes $957 million due to consolidation of a VIE.

Jointly-Owned Power Stations

Dominion’s and Virginia Power’s proportionate share of jointly-owned power stations at December 31, 2011 is as follows:

	Bath County Pumped Storage Station(1)	North Anna Units 1 and 2(1)	Clover Power Station(1)	Millstone Unit 3(2)
(millions, except percentages)
Ownership interest	60%	88.4%	50%	93.5%
Plant in service	$1,023	$2,332	$564	$989
Accumulated depreciation	(497)	(1,086)	(185)	(210)
Nuclear fuel	—	512	—	401
Accumulated amortization of nuclear fuel	—	(383)	—	(254)
Plant under construction	12	142	8	36

(1)	Units jointly owned by Virginia Power.
(2)	Unit jointly owned by Dominion.

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

The changes in Dominion’s carrying amount and segment allocation of goodwill are presented below:

	Dominion Generation	Dominion Energy	DVP	Corporate and Other	Total
(millions)
Balance at December 31, 2009(1)	$1,338	$846	$1,091	$79	$3,354
Business disposition adjustment	—	(134)	—	(79)	(213)
Balance at December 31, 2010(1)	$1,338	$712	$1,091	$—	$3,141
Impairments/adjustments	—	—	—	—	—
Balance at December 31, 2011(1)	$1,338	$712	$1,091	$—	$3,141

(1)	Goodwill amounts do not contain any accumulated impairment losses.

Combined Notes to Consolidated Financial Statements, Continued

Other Intangible Assets

Dominion’s and Virginia Power’s other intangible assets are subject to amortization over their estimated useful lives. Dominion’s amortization expense for intangible assets was $78 million, $107 million and $155 million for 2011, 2010 and 2009, respectively. In 2011, Dominion acquired $124 million of intangible assets, primarily representing software and licenses, with an estimated weighted-average amortization period of approximately 11 years. Amortization expense for Virginia Power’s intangible assets was $22 million for 2011, and $26 million for both 2010 and 2009. In 2011, Virginia Power acquired $26 million of intangible assets, primarily representing software and licenses, with an estimated weighted-average amortization period of 11 years. The components of intangible assets are as follows:

At December 31,	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Dominion
Software, software licenses and other	$888	$278	$892	$334
Emissions allowances	80	53	134	50
Total	$968	$331	$1,026	$384

Virginia Power
Software, software licenses and other	$285	$102	$307	$140
Emissions allowances	—	—	48	3
Total	$285	$102	$355	$143

Annual amortization expense for these intangible assets is estimated to be as follows:

	2012	2013	2014	2015	2016
(millions)
Dominion	$78	$71	$48	$37	$27

Virginia Power	$19	$14	$13	$7	$3

NOTE 13. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

At December 31,	2011	2010
(millions)
Dominion
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$249	$174
Deferred rate adjustment clause costs(2)	113	109
Unrecovered gas costs(3)	48	39
Derivatives(4)	45	—
Virginia sales taxes(5)	32	35
Plant retirement(6)	27	—
PIPP(7)	—	44
Other	27	6
Regulatory assets-current	541	407
Unrecognized pension and other postretirement benefit costs(8)	887	987
Deferred cost of fuel used in electric generation(1)	122	153
Income taxes recoverable through future rates(9)	121	90
Deferred rate adjustment clause costs(2)	72	69
Derivatives(4)	49	—
Other postretirement benefit costs(10)	26	29
Plant retirement(6)	25	31
Other	80	87
Regulatory assets-non-current	1,382	1,446
Total regulatory assets	$1,923	$1,853
Regulatory liabilities:
Provision for rate proceedings(11)	$150	$79
PIPP(7)	58	—
Other	35	56
Regulatory liabilities-current	243	135
Provision for future cost of removal and AROs(12)	901	830
Decommissioning trust(13)	399	391
Derivatives(4)	—	68
Other	24	103
Regulatory liabilities-non-current	1,324	1,392
Total regulatory liabilities	$1,567	$1,527

Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$249	$174
Deferred rate adjustment clause costs(2)	113	109
Derivatives(4)	45	—
Virginia sales taxes(5)	32	35
Plant retirement(6)	27	—
Other	13	—
Regulatory assets-current	479	318
Deferred cost of fuel used in electric generation(1)	122	153
Income taxes recoverable through future rates(9)	100	76
Deferred rate adjustment clause costs(2)	70	66
Derivatives(4)	49	—
Plant retirement(6)	25	31
Other	33	44
Regulatory assets-non-current	399	370
Total regulatory assets	$878	$688
Regulatory liabilities:
Provision for rate proceedings(11)	$150	$79
Other	28	30
Regulatory liabilities-current	178	109
Provision for future cost of removal(12)	687	622
Decommissioning trust(13)	399	391
Derivatives(4)	—	68
Other	9	93
Regulatory liabilities-non-current	1,095	1,174
Total regulatory liabilities	$1,273	$1,283
(1)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Virginia Power’s generation operations. See Note 14 for more information.

(2)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain riders. See Note 14 for more information.
(3)	Reflects unrecovered gas costs at Dominion’s regulated gas operations, which are recovered through quarterly or annual filings with the applicable regulatory authority.
(4)	As discussed under Derivative Instruments in Note 2, for jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(5)	Amounts to be recovered through an annual surcharge to reimburse Virginia Power for incremental sales taxes being incurred due to the repeal of the public service company sales tax exemption in Virginia.
(6)	Reflects costs anticipated to be recovered in base rates for certain coal units expected to be retired.
(7)	Under PIPP, eligible customers can receive energy assistance based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions. See Note 14 for more information regarding PIPP.
(8)	Represents unrecognized pension and other postretirement benefit costs expected to be recovered through future rates by certain of Dominion’s rate-regulated subsidiaries.
(9)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(10)	Primarily reflects costs recognized in excess of amounts included in regulated rates charged by Dominion’s regulated gas operations before rates were updated to reflect a change in accounting method for other postretirement benefit costs.
(11)	Reflects a reserve associated with the settlement of Virginia Power’s 2009 base rate case proceedings and associated with the Biennial Review Order. See Note 14 for more information.
(12)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(13)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related ARO.

At December 31, 2011, approximately $198 million of Dominion’s and $127 million of Virginia Power’s regulatory assets represented past expenditures on which they do not currently earn a return. Dominion’s expenditures primarily include deferred cost of fuel used in electric generation. The above expenditures are expected to be recovered within the next two years.

NOTE 14. REGULATORY MATTERS

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in various regulatory matters. Certain regulatory matters may ultimately result in a loss; however, as such matters are in an initial procedural phase, involve uncertainty as to the outcome of pending reviews or orders, or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters that the Companies cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the regulatory process such that the Companies are able to estimate a range of possible loss. For regulatory matters for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. This estimated range is based on currently available information and involves elements of judgment and significant uncertainties. This estimated range of possible loss does not represent the Companies’ maximum possible loss exposure. The circumstances of such regulatory matters will change from time to time and actual results may vary significantly from the current estimate. For current matters not specifically reported below, management does not anticipate that the outcome from such matters would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations. The following is a discussion of Dominion’s and Virginia Power’s material pending and recent regulatory matters.

Electric Regulation in Virginia

The enactment of the Regulation Act in 2007 significantly changed electric service regulation in Virginia by instituting a modified cost-of-service rate model. With respect to most classes of customers, the Regulation Act ended Virginia’s planned transition to retail competition for its electric supply service.

The Regulation Act authorizes stand-alone rate adjustment clauses for recovery of costs for new generation projects, FERC-approved transmission costs, environmental compliance, conservation and energy efficiency programs and renewable energy programs. It provides for enhanced returns on capital expenditures on specific new generation projects, including but not limited to combined cycle gas generation, nuclear generation, clean coal/carbon capture compatible generation, and renewable generation projects. The Regulation Act also continues statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia Commission.

If the Virginia Commission’s future rate decisions, including actions relating to Virginia Power’s rate adjustment clause filings, differ materially from Virginia Power’s expectations, it may adversely affect its results of operations, financial condition and cash flows.

2009 Base Rate Review

Pursuant to the Regulation Act, the Virginia Commission initiated a review of Virginia Power’s base rates, terms and conditions in 2009, including a review of Virginia Power’s earnings for test year 2008. In March 2010, the Virginia Commission issued the Virginia Settlement Approval Order, thus concluding the 2009 case and resolving open issues relating to Virginia Power’s base rates, fuel factor and Riders R, S, T, C1 and C2. Virginia Power’s fourth quarter 2009 results included a charge of $782 million ($477 million after-tax) as a result of the 2009 Base Rate Review. Dominion’s 2009 results include an additional charge of $12 million ($8 million after-tax) recorded in other operations and maintenance expense, reflecting the write-off of previously deferred RTO costs since recovery was no longer probable based on the 2009 Base Rate Review.

2011 Biennial Review

Pursuant to the Regulation Act and the Virginia Settlement Approval Order, in March 2011, Virginia Power submitted its base rate filing and accompanying schedules in support of the first biennial review of its base rates, terms and conditions, as well as of its earnings for the 2009 and 2010 test period. The biennial review included a determination of whether Virginia Power’s

Combined Notes to Consolidated Financial Statements, Continued

earnings for the 2009 and 2010 combined test years were within 50 basis points of the authorized ROE of 11.9% established in the Virginia Settlement Approval Order, as well as authorization of an ROE which will be applicable to base rates and Riders R, S, C1 and C2 and which will be used to measure base rate earnings during the 2013 biennial review proceeding. As a result of the Virginia Settlement Approval Order and the Regulation Act, Virginia Power’s base rates are not subject to change based on the 2011 biennial review. In November 2011, the Virginia Commission issued the Biennial Review Order.

Base ROE

The Virginia Commission determined that Virginia Power’s new authorized ROE is 10.9%, inclusive of a performance incentive of 50 basis points for meeting certain RPS targets. Subject to the outcome of Virginia Power’s petition for rehearing or reconsideration described below, this ROE will serve as the ROE against which Virginia Power’s earned return will be compared for all or part of the test periods in the 2013 biennial review proceeding. The Virginia Commission ordered that the 50 basis point RPS performance incentive will not be included in the ROE applicable to any rate adjustment clauses. The Virginia Commission declined to award a performance incentive for generating plant performance, customer service or operating efficiency in connection with this biennial review, but instead will initiate a rulemaking proceeding to develop performance incentive criteria to be applied in future biennial review proceedings.

In December 2011, Virginia Power filed a petition with the Virginia Commission seeking rehearing or reconsideration of the Biennial Review Order, to confirm the effective date of the newly authorized 10.9% base ROE. In December 2011, Virginia Power also filed a Notice of Appeal with the Virginia Commission of the Biennial Review Order to the Supreme Court of Virginia.

ROE Applicable to Riders C1, C2, R, and S

Effective December 1, 2011, the ROE applicable to Riders C1 and C2 is 10.4%. An ROE of 11.3% applied through November 30, 2011.

For Riders R and S, effective December 1, 2011, the ROE is 11.4%, inclusive of a statutory enhancement of 100 basis points. An ROE of 12.3%, inclusive of a statutory enhancement of 100 basis points, applied through November 30, 2011.

Earned Return for 2009 and 2010

The Virginia Commission determined that Virginia Power earned an ROE of approximately 13.3% during the 2009 and 2010 combined test years, which exceeded the authorized ROE earnings band of 11.4% to 12.4% established in the Virginia Settlement Approval Order. Based on the determination that Virginia Power had excess earnings, the Virginia Commission ordered Virginia Power to refund 60% of earnings above the upper end of the authorized ROE earnings band, or approximately $78 million, to its customers, which is being provided in the form of credits to customers’ bills amortized over a six-month period during 2012. A charge for the refund was recognized in operating revenues in the 2011 Consolidated Statement of Income. The actual aggregate refund amount is expected to total approximately $81 million, taking into account refunds to be paid to certain non-jurisdictional customers pursuant to their customer contracts.

Base Rates and Existing Riders T, C1, and C2

As a result of the Virginia Commission’s determination that credits will be applied to customers’ bills, the Virginia Commission, as required by the Regulation Act, directed Virginia Power to combine its existing Riders T, C1, and C2 with Virginia Power’s base costs, revenues and investments, and to file revised tariffs reflecting such combination pursuant to the Biennial Review Order. These Riders will thereafter be considered part of Virginia Power’s base costs, revenues and investments for purposes of future biennial review proceedings. The Virginia Commission has initiated a proceeding to address further implementation of this directive. Virginia Power’s base rates will otherwise remain unchanged through at least December 1, 2013.

Earnings Test Adjustments

The Virginia Commission ruled on numerous contested proposals to adjust Virginia Power’s earnings for the 2009 and 2010 combined test periods. Among other adjustments, the Virginia Commission approved Virginia Power’s ratemaking treatment of fuel inventories held by its wholly-owned subsidiaries. As a result of this finding, Virginia Power included in rate base approximately $177 million and $188 million in fuel inventory costs for 2009 and 2010, respectively. The Virginia Commission also adopted Virginia Power’s treatment that includes, for regulatory earnings purposes, its AIP and LTIP expenses up to a 100% payout ratio. The Virginia Commission excluded from expense approximately $21 million in incentive plan costs that exceeded a payout ratio of 100%, allowing a net recovery of approximately $95 million of incentive compensation expense for the biennial review period. The Virginia Commission denied Virginia Power’s ratemaking treatment that expensed the entire cost of its 2010 voluntary separation plan in 2010, ruling instead to amortize the cost through the end of 2011. This matches the costs of the plan with the period of realization of savings, which reduces 2010 operating costs (and, in turn, increases 2011 operating costs) by approximately $103 million for purposes of the earnings test. Other than influencing the amount earned above the authorized ROE earnings band, the earnings test adjustments above did not have an impact to the Consolidated Financial Statements.

In addition, the Virginia Commission required Virginia Power to recognize a gain, for purposes of the earnings test, of approximately $44 million on the settlement of certain interest rate hedging contracts in 2010, as opposed to amortizing the gains over the forecasted term of planned debt instruments that were not issued. Virginia Power determined that it was no longer probable that these derivative gains would be included in future base rates as the Virginia Commission would not allow the amortization of these amounts in future periods. As a result, Virginia Power removed approximately $50 million in December 2011 from regulatory liabilities and recognized the deferred derivative settlement gains in Interest and Other Charges in the Consolidated Statements of Income.

Virginia Fuel Expenses

In May 2011, Virginia Power submitted its annual fuel factor filing to the Virginia Commission, proposing an annual increase for the rate year beginning July 1, 2011. This revised factor included a projected $434 million balance of prior year under- recovered fuel expenses. To reduce the impact to customers, as an alternative, Virginia Power proposed to recover this projected

92

prior year deferred fuel balance over a two-year period beginning July 1, 2011. In June 2011, the Virginia Commission approved the two-year recovery proposal, resulting in an increase of approximately $319 million in annual fuel revenue for the rate year beginning July 1, 2011. The rate increase is designed to recover $217 million of unrecovered fuel expenses from the prior fuel year as well as a $102 million increase in anticipated fuel expenses for the 2012 fuel year.

Generation Riders R and S

In connection with the Bear Garden and Virginia City Hybrid Energy Center projects, in March 2011, the Virginia Commission approved annual updates for Riders R and S with revenue requirements of $78 million and $199 million, respectively, for the April 1, 2011 to March 31, 2012 rate year, utilizing the 12.3% placeholder ROE (inclusive of a 100 basis point statutory enhancement) pending the Virginia Commission’s ROE determination in the 2011 biennial review. Virginia Power’s proposed revenue requirements for Riders R and S for the April 1, 2012 to March 31, 2013 rate year were adjusted to approximately $76 million and $231 million, respectively, and are pending final Virginia Commission approval. Future annual updates for Riders R and S will provide revenue requirements reflecting any true-ups to revenue requirements approved for the previous calendar year, including the ROE determined in the Biennial Review Order. Construction of Bear Garden was completed and the facility commenced commercial operations in the second quarter of 2011.

DSM Riders C1 and C2

In connection with Virginia Power’s five DSM programs approved by the Virginia Commission, in March 2011, the Virginia Commission approved the annual updates for Riders C1 and C2 with revenue requirements of approximately $6 million and $12 million, respectively, for the April 1, 2011 to March 31, 2012 rate year, utilizing an 11.3% placeholder ROE pending the Virginia Commission’s ROE determination in the 2011 biennial review. By order issued in June 2011, the Virginia Commission extended the rates through April 2012.

In September 2011, Virginia Power filed with the Virginia Commission an application for approval of six new energy efficiency DSM programs, along with an annual update to Riders C1 and C2. Virginia Power’s proposed revenue requirement for the May 1, 2012 through April 30, 2013 rate year is approximately $72 million, as amended in February 2012 to reflect, along with other adjustments, the determination of a 10.4% ROE applicable to Riders C1 and C2 in the Biennial Review Order. As discussed above, previously implemented Riders C1 and C2 will be considered part of Virginia Power’s base costs, revenues and investments for purposes of future biennial review proceedings, and the Virginia Commission has initiated a proceeding to address further implementation of this directive.

Transmission Rider T

In May 2011, Virginia Power filed its annual update to Rider T with the Virginia Commission. The proposed $481 million annual revenue requirement, effective September 1, 2011, represented an increase of approximately $144 million over the revenue requirement associated with the Rider T customer rates previously in effect. In July 2011, the Virginia Commission issued an order approving a revenue requirement of $466 million for the September 1, 2011 to August 31, 2012 rate year. As discussed above, previously implemented Rider T will be considered part of Virginia Power’s base costs, revenues and investments for purposes of future biennial review proceedings, and the Virginia Commission has initiated a proceeding to address further implementation of this directive.

Generation Rider W

In May 2011, Virginia Power requested approval from the Virginia Commission to construct and operate Warren County, as well as approval of Rider W. In February 2012, the Virginia Commission approved Certificates of Public Convenience and Necessity for Warren County and related transmission facilities. The Virginia Commission also approved Virginia Power’s proposed revised revenue requirement of $35 million for the April 1, 2012 to March 31, 2013 rate year, reflecting an ROE of 11.4%, inclusive of a statutory enhancement of 100 basis points for Rider W, consistent with the Biennial Review Order. In addition, the Virginia Commission approved an ROE enhancement of 100 basis points for Rider W for a period of 10 years following commercial operations. The facility is expected to start commercial operations in late 2014.

Generation Rider B

In June 2011, Virginia Power filed applications with the Virginia Commission seeking regulatory approval to convert three of its coal-fired power stations to biomass. The applications included a request for approval of Rider B. Virginia Power’s proposed revenue requirement for Rider B is approximately $6 million for the April 1, 2012 to March 31, 2013 rate year, as adjusted to reflect the base ROE authorized in the Biennial Review Order, and inclusive of a renewable generating unit statutory enhancement of 200 basis points. To qualify for federal production tax credits associated with renewable energy generation, the power stations must commence operation as biomass generation facilities by December 31, 2013. Virginia Power has requested Virginia Commission approval of the biomass conversions on a schedule that will enable qualification for these tax credits.

Solar Distributed Generation Demonstration Program

In October 2011, Virginia Power filed with the Virginia Commission an application to conduct a solar distributed generation demonstration program, consisting of up to a combined 30 MW of Company-owned solar distributed generation facilities to be located at selected commercial, industrial and community locations throughout its Virginia service territory, as well as up to a combined 3 MW of customer-owned solar distributed generation facilities that will be subject to a tariff filed with the Virginia Commission in 2012. Virginia Power proposed to construct and operate the Company-owned facilities in two phases, with Phase I (up to 10 MW) from the date of approval through the end of 2013 and Phase II (up to 20 MW) from the beginning of 2014 to the end of 2015. Virginia Power did not seek a rate adjustment clause for Phase I facilities with this filing; Phase I costs will be recovered as part of base rates in a future biennial review. Virginia Power indicated that it may seek a rate adjustment clause at a future time for Phase II costs.

Combined Notes to Consolidated Financial Statements, Continued

Electric Transmission Projects

Portions of the Mt. Storm-to-Doubs line and certain associated facilities are approaching the end of their expected service lives and require replacement with new facilities to maintain reliable service. Virginia Power owns, and has been designated by PJM to rebuild, 96 miles of the line in West Virginia and Virginia, and The Potomac Edison Company owns, and has been designated by PJM to rebuild, the remaining three miles of the line in Maryland. In September 2011, the Virginia Commission approved Virginia Power’s application to rebuild its portion of the Mt. Storm-to-Doubs line. The approval of the West Virginia Commission was not required. Subject to applicable state and federal regulatory approvals, Virginia Power’s portion of the rebuild project is expected to be completed by June 2015.

In October 2008, the Virginia Commission authorized construction of the Meadow Brook-to-Loudoun line and Carson-to-Suffolk line. The Meadow Brook-to-Loudoun line was placed in service in April 2011 and the Carson-to-Suffolk line was placed in service in May 2011.

In June 2010, the Virginia Commission authorized the construction of the Hayes-to-Yorktown line along the proposed eight-mile route utilizing existing easements and property previously acquired for the transmission line right-of-way. In accordance with the Virginia Commission’s approval, approximately 4.2 miles of the Hayes-to-Yorktown line will be constructed overhead and approximately 3.8 miles will be installed underground in order to cross under the York River. The Hayes-to-Yorktown line is expected to be completed by June 2012.

In January 2012, the Virginia Commission authorized the replacement at higher voltage of approximately 43 miles of existing transmission lines between the Dooms and Bremo substations. Subject to the receipt of other applicable state and federal regulatory approvals, Dooms-to-Bremo is expected to be completed by May 2014.

In December 2011, Viginia Power submitted an application to the Virginia Commission for approval of the Waxpool-Brambleton-BECO line. This project is required to provide requested service to a new datacenter campus in Loudoun County, Virginia. Virginia Power expects PJM to authorize Waxpool-Brambleton-BECO as part of the 2012 RTEP within the first half of 2012. Subject to the receipt of applicable state and federal regulatory approvals, Waxpool-Brambleton-BECO is expected to be completed by November 2013.

North Anna Power Station

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna, which Virginia Power owns along with ODEC. In May 2010, Virginia Power announced its decision to replace the reactor design previously selected for the potential third nuclear unit with the US-APWR technology. In June 2010, Virginia Power and ODEC amended the COL application to reflect the selection of the US-APWR technology. In January 2011, Virginia Power and the DOE terminated their cooperative agreement to share equally the cost of developing a COL. The agreement references the technology previously selected by Virginia Power. DOE funding related to COL development activities is not available under the agreement for activities related to the US-APWR technology. In February 2011, ODEC informed Virginia Power of its intent to no longer partic-

ipate in the development of a potential new unit at North Anna. In December 2011, Virginia Power acquired ODEC’s interest in the project, thereby terminating ODEC’s involvement in the development of a potential third unit at North Anna.

Virginia Power has not yet committed to building a new nuclear unit at North Anna. If Virginia Power decides to build the new unit, it must first receive a COL from the NRC, the approval of the Virginia Commission and certain environmental permits and other approvals. Virginia Power continues to pursue the COL from the NRC. Based on the current NRC schedule, the COL could be issued as early as late 2014.

The NRC is required to conduct a hearing in all COL proceedings. In August 2008, the ASLB of the NRC permitted BREDL to intervene in the proceeding. All of BREDL’s previous contentions in this proceeding have been dismissed. In September 2011, BREDL submitted a new proposed contention seeking to litigate issues related to the August 2011 Mineral, Virginia earthquake. In October 2011, the ASLB granted a motion filed by Virginia Power, with the consent of BREDL and the NRC staff to hold any ruling on this proposed contention in abeyance until Virginia Power completes an assessment of this earthquake. No other persons have sought to intervene in the proceeding. If a new contention is not admitted, the mandatory NRC hearing will be uncontested with respect to other issues.

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

North Carolina Regulation

In February 2010, in preparation for the end of a five-year moratorium on Virginia Power’s North Carolina base rates, Virginia Power filed an application with the North Carolina Commission to increase its base rates and adjust its fuel rates. In December 2010, the North Carolina Commission issued the North Carolina Settlement Approval Order approving a settlement agreement among all parties to the base rate and fuel case except one, which did not oppose the settlement. The North Carolina Settlement Approval Order authorized an increase in base revenues of approximately $8 million. In addition, the North Carolina Settlement Approval Order allowed the recovery through fuel rates of 85% of the net energy costs of power purchases from both PJM and other wholesale suppliers and from the non-utility generators subject to economic dispatch that do not provide actual cost data. The North Carolina Settlement Approval Order authorized an ROE of 10.7% and a capital structure composed of

94

49% long-term debt and 51% common equity. The new base and fuel rates became effective on January 1, 2011.

In December 2011, the North Carolina Commission issued an order approving a settlement agreement among Virginia Power, the Public Staff of the North Carolina Commission and other interested parties in Virginia Power’s fuel case for its North Carolina service territory. The settlement agreement provides for a $36 million increase in Virginia Power’s fuel revenues for one year, effective January 1, 2012, including approximately $13 million in under recovery of fuel expenses for the previous fuel period.

Virginia Power intends to file an application with the North Carolina Commission by March 30, 2012, to increase base rates.

Ohio Regulation

PIR Program

In March 2011, East Ohio filed a request with the Ohio Commission to accelerate the PIR program by nearly doubling its PIR spending to more than $200 million annually. East Ohio identified 1,450 miles of pipeline that need to be replaced, in addition to the pipeline originally identified in the PIR project scope. East Ohio plans to accelerate the pace of the program by investing more resources in its infrastructure in the near term, in an effort to promote ongoing public safety and reduce operating costs over the longer term. In August 2011, the Ohio Commission approved the stipulation by East Ohio, the Staff of the Ohio Commission and other interested parties in East Ohio’s accelerated PIR proceeding. The stipulation provides for an increase in annual PIR capital investment from the current level of approximately $120 million stepping up to approximately $160 million by 2013. In addition, the stipulation provides for cost recovery over a five-year period commencing upon the approval of the Ohio Commission. In accordance with the stipulation, East Ohio requested the dismissal of its appeal at the Ohio Supreme Court regarding its opposition to the Ohio Commission’s order concerning East Ohio’s first year PIR cost recovery charge.

In August 2011, East Ohio submitted its annual application to adjust the cost recovery charge under the previously approved PIR program. A supplement to the application was filed in September 2011. The proposed recovery charge includes actual costs and a return related to investments made through June 30, 2011. A settlement agreement approved by the Ohio Commission in October 2011 supports the revenue requirement of $37 million reflected in the application.

PIPP Plus Program

Under the Ohio PIPP Plus program, eligible customers can receive energy assistance based on their ability to pay their bill. The difference between the customer’s total bill and the PIPP plan payment amount is deferred and collected under the PIPP rider in accordance with the rules of the Ohio Commission. The PIPP Plus program sets the customer’s monthly payments at 6% of household income and provides for forgiveness credits to the customer’s balance when required payments are received in full by the due date. Such credits may result in the elimination of the customer’s arrearage balance over 24 months.

In March 2011, the Ohio Commission approved East Ohio’s annual update of the PIPP Rider, which reflected the elimination of accumulated arrearages and projected deferred program costs of approximately $112 million for the 12-month period from April 2011 to March 2012.

UEX Rider

East Ohio files an annual UEX Rider with the Ohio Commission, pursuant to which it seeks recovery of the bad debt expense of most customers not participating in the PIPP Plus Program. The UEX Rider is adjusted annually to achieve dollar-for-dollar recovery of East Ohio’s actual write-offs of uncollectable amounts. In 2011, East Ohio deferred approximately $62 million of bad debt expense for recovery through the UEX Rider.

House Bill 95

Ohio enacted utility reform legislation under House Bill 95, which became effective in September 2011. This law updates natural gas legislation by enabling gas companies to include more up-to-date cost levels when filing rate cases. It also allows gas companies to seek approval of capital expenditure plans under which gas companies can recognize carrying costs on associated capital investments placed in service and can defer the carrying costs plus depreciation and property tax expenses for recovery from ratepayers in the future. In December 2011, East Ohio filed an application requesting authority to implement a capital expenditure program under the new law. If the application is approved, East Ohio would be able to defer as a regulatory asset carrying costs, depreciation and property tax associated with approximately $95 million in capital expenditures for assets placed in service but not yet reflected in rates.

Federal Regulation

FERC—Electric

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

Rates

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

In July 2008, Virginia Power filed an application with FERC requesting a revision to its revenue requirement to reflect an additional ROE incentive adder for eleven electric transmission enhancement projects. Under the proposal, the cost of transmission service would increase to include an ROE incentive adder for each of the eleven projects, beginning the date each project enters commercial operation (but not before January 1, 2009). Virginia Power proposed an incentive of 1.5% for four of the

Combined Notes to Consolidated Financial Statements, Continued

projects (including the Meadow Brook-to-Loudoun and Carson-to-Suffolk lines, which were completed in 2011) and an incentive of 1.25% for the other seven projects. In August 2008, FERC approved the proposal, effective September 1, 2008. The total cost for all eleven projects is estimated at $877 million, and all projects are currently expected to be completed by 2012. Numerous parties sought rehearing of the FERC order in August 2008, and rehearing is pending. Although Virginia Power cannot predict the outcome of the rehearing, it is not expected to have a material effect on results of operations.

In March 2010, ODEC and NCEMC filed a complaint with FERC against Virginia Power claiming that approximately $223 million in transmission costs related to specific projects were unjust, unreasonable and unduly discriminatory or preferential and should be excluded from Virginia Power’s transmission formula rate. ODEC and NCEMC requested that FERC establish procedures to determine the amount of costs for each applicable project that should be excluded from Virginia Power’s rates. In October 2010, FERC issued an order dismissing the complaint in part and established hearings and settlement procedures on the remaining part of the complaint. In February 2012, Virginia Power submitted to FERC a settlement agreement to resolve all issues set for hearing. All transmission customer parties to the proceeding joined the settlement. The Virginia Commission, North Carolina Commission and Public Staff of the North Carolina Commission, while not parties to the settlement, have agreed to not oppose the settlement. If accepted by FERC, the settlement provides for payment by Virginia Power to the transmission customer parties of $250,000 per year for ten years and resolves all matters other than the incremental cost of certain underground transmission facilities, which will be set for briefing. While Virginia Power cannot predict the outcome of the briefing, it is not expected to have a material effect on results of operations.

PJM

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

In November 2011, PJM issued a formal notification that it would recalculate certain ancillary service revenues that had previously been paid during 2009, 2010 and 2011. Also in November 2011, PJM requested FERC permission to suspend its rebilling and repayment obligations associated with the recalculation of such revenues and petitioned FERC to establish a proceeding to determine the appropriate recalculations for the revenues during this period. In December 2011, FERC permitted the suspension of rebilling and repayment by PJM, subject to the outcome of FERC’s proceedings to determine the appropriate revenue recalculation. Virginia Power has accrued a liability of $36 million as of December 31, 2011 for estimated future billing adjustments from PJM related to the ancillary service revenues.

FERC—Gas

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

In December 2007, DTI and the IOGA entered into a settlement agreement on DTI’s gathering and processing rates, which DTI and IOGA agreed in May 2010 to extend through December 31, 2014. DTI, at its option, may elect to extend the agreement for an additional year through December 31, 2015. The settlement extension maintains the gas retainage fee structure that DTI has had since 2001. The rates are 10.5% for gathering and 0.5% for processing. Under the settlement, DTI continues to retain all revenues from its liquids sales, thus maintaining cash flow from the liquids business. In October 2011, DTI requested and received FERC approval of the negotiated rates associated with the agreement extension.

In May 2011, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective July 1, 2011. Cove Point proposed an annual cost of service of approximately $150 million. In June 2011, FERC accepted a July 1, 2011 effective date for all proposed rates but two of which were suspended to be effective December 1, 2011. In December 2011, Cove Point, FERC trial staff and the other active parties in the rate case reached a settlement in principle on all issues set for hearing by FERC, as well as on all outstanding proposed tariff changes filed in May 2011. The parties expect to file the stipulation and agreement resolving all outstanding issues in the rate case in March 2012.

96

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

The Companies have also identified, but not recognized, AROs related to retirement of Dominion’s LNG facility, Dominion’s gas storage wells in its underground natural gas storage network, certain Virginia Power electric transmission and distribution assets located on property with easements, rights of way, franchises and lease agreements, Virginia Power’s hydroelectric generation facilities and the abatement of certain asbestos not expected to be disturbed in the Companies’ generation facilities. The Companies currently do not have sufficient information to estimate a reasonable range of expected retirement dates for any of these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance and they currently have no plans to retire or dispose of any of these assets. As a result, a settlement date is not determinable for these assets and AROs for these assets will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. The Companies continue to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets. The changes to AROs during 2010 and 2011 were as follows:

Amount
(millions)
Dominion
AROs at December 31, 2009(1)	$1,614
Obligations incurred during the period	1
Obligations settled during the period	(9)
Revisions in estimated cash flows	5
Accretion	85
Obligations relieved due to sale of Appalachian E&P operations	(105)
AROs at December 31, 2010(1)	$1,591
Obligations incurred during the period	16
Obligations settled during the period	(16)
Revisions in estimated cash flows(2)	(277)
Accretion	84
AROs at December 31, 2011(1)	$1,398
Virginia Power
AROs at December 31, 2009(3)	$637
Accretion	35
AROs at December 31, 2010(3)	$672
Obligations incurred during the period	10
Obligations settled during the period	(3)
Revisions in estimated cash flows(2)	(90)
Accretion	36
AROs at December 31, 2011(3)	$625

(1)	Includes $9 million, $14 million and $15 million reported in other current liabilities at December 31, 2009, 2010, and 2011, respectively.
(2)	Primarily reflects the effect of lower anticipated costs due to the expected future recovery from the DOE of certain spent fuel storage costs.
(3)	Includes $1 million, $3 million and $1 million reported in other current liabilities at December 31, 2009, 2010 and 2011, respectively.

Dominion and Virginia Power have established trusts dedicated to funding the future decommissioning of their nuclear plants. At December 31, 2011 and 2010, the aggregate fair value of Dominion’s trusts, consisting primarily of equity and debt securities, totaled $3.0 billion and $2.9 billion, respectively. At December 31, 2011 and 2010, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $1.4 billion and $1.3 billion, respectively.

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

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.3 billion as of December 31, 2011. Virginia Power paid $211 million, $213 million, and $210 million for electric capacity and $125 million, $164 million, and $117 million for electric energy to these entities for the years ended December 31, 2011, 2010 and 2009, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $389 million, $465 million, and $416 million for the years ended December 31, 2011, 2010 and 2009, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

Dominion leases the Fairless generating facility in Pennsylvania from Juniper, the lessor, which began commercial operations in June 2004. Dominion makes annual lease payments of approximately $53 million. The lease expires in 2013 and, at that time, Dominion may renew the lease on terms mutually agreeable to Dominion and Juniper based on original project costs and current

Combined Notes to Consolidated Financial Statements, Continued

market conditions; purchase Fairless for approximately $923 million or sell Fairless, on behalf of Juniper, to an independent third party. If Fairless is sold and the proceeds from the sale are less than its original construction cost, Dominion would be required to make a payment to the lessor in an amount up to 70.75% of the original project costs adjusted for certain other costs as specified in the lease. The lease agreement does not contain any provisions that involve credit rating or stock price trigger events. Dominion expects to purchase Fairless when the lease expires in 2013.

Juniper was formed in 2003 as a limited partnership and was organized for the purpose of acquiring and constructing a number of assets for lease. Such assets were financed with proceeds from the issuance of bank debt, privately placed long-term debt and partnership capital received from Juniper’s general and limited partners. Dominion has no voting equity interest in Juniper. Because Juniper had been subject to the business scope exception, Dominion was not required to evaluate whether Juniper was a VIE prior to October 2011.

Through September 30, 2011, Juniper held various power plant leases, including Fairless. In October 2011, the last lease other than Fairless expired and the related asset was sold by Juniper. With Fairless being its sole remaining asset, Juniper no longer qualified as a business as of October 2011, which required that Dominion determine whether Juniper is a VIE. Dominion concluded Juniper is a VIE because the entity’s capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holders, and Dominion, through its residual value guarantee discussed above, guarantees a portion of the residual value of Fairless. The activities that most significantly impact Juniper’s economic performance relate to the operation of Fairless. The decisions related to the operations of Fairless are made by Dominion and as such, Dominion is considered the primary beneficiary.

Accordingly, Dominion consolidated Juniper in October 2011 and recorded, at fair value, approximately $957 million of property, plant and equipment, $896 million of debt and $61 million of noncontrolling interests. The debt is non-recourse to Dominion and is secured by Juniper’s assets. The annual lease payments made by Dominion to Juniper for Fairless are now eliminated in the Consolidated Statements of Income and are excluded from the lease commitments table in Note 23.

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

DOMINION

Commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

At December 31,	Facility Limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Capacity Available
(millions)
2011
Joint revolving credit facility(1)	$3,000	$1,814		$—	$1,186
Joint revolving credit facility(2)	500	—		36	464
Total	$3,500	$1,814	(3)	$36	$1,650
2010
Joint revolving credit facility(1)	$3,000	$1,386		$101	$1,513
Joint revolving credit facility(2)	500	—		35	465
Total	$3,500	$1,386	(3)	$136	$1,978

(1)	This credit facility was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.
(3)	The weighted-average interest rates of the outstanding commercial paper supported by Dominion’s credit facilities were 0.47% and 0.41% at December 31, 2011 and 2010, respectively.

VIRGINIA POWER

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion, were as follows:

At December 31,	Facility Sub-limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
2011
Joint revolving credit facility(1)	$1,000	$894		$—	$106
Joint revolving credit facility(2)	250	—		15	235
Total	$1,250	$894	(3)	$15	$341
2010
Joint revolving credit facility(1)	$1,000	$600		$91	$309
Joint revolving credit facility(2)	250	—		—	250
Total	$1,250	$600	(3)	$91	$559

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
(2)	This credit facility was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(3)	The weighted-average interest rates of the outstanding commercial paper supported by these credit facilities were 0.46% and 0.41% at December 31, 2011 and 2010, respectively.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility that was entered into in September 2010 with an original maturity date of September 2013. Effective October 1, 2011, pricing was amended and the maturity date was extended to September 2016. This facility supports certain tax-exempt financings of Virginia Power.

Combined Notes to Consolidated Financial Statements, Continued

NOTE 18. LONG-TERM DEBT

At December 31,	2011 Weighted- average Coupon(1)	2011	2010
(millions, except percentages)
Virginia Electric and Power Company:
Unsecured Senior Notes:
4.75% to 8.625%, due 2012 to 2016	5.17%	$1,675	$1,680
3.45% to 8.875%, due 2017 to 2038	6.17%	4,204	4,214
Tax-Exempt Financings(2):
Variable rates, due 2016 to 2041(3)	1.24%	454	219
1.375% to 6.5%, due 2017 to 2040	3.99%	533	608
Virginia Electric and Power Company total principal		$6,866	$6,721
Securities due within one year	5.17%	(616)	(15)
Unamortized discount and premium, net		(4)	(4)
Virginia Electric and Power Company total long-term debt		$6,246	$6,702
Dominion Resources, Inc.:
Unsecured Senior Notes:
1.8% to 7.195%, due 2012 to 2016	4.31%	$3,195	$2,345
4.45% to 8.875%, due 2017 to 2041(4)	6.07%	4,749	3,749
Unsecured Convertible Senior Notes, 2.125%, due 2023(5)		143	202
Unsecured Junior Subordinated Notes Payable to Affiliated Trusts, 7.83% and 8.4%, due 2027 and 2031	7.85%	268	268
Enhanced Junior Subordinated Notes, 6.3% to 8.375%, due 2064 and 2066(6)	8.11%	985	1,469
Enhanced Junior Subordinated Notes, variable rate, due 2066(6)	2.67%	468	—
Unsecured Debentures and Senior Notes(7):
5.0% to 6.85%, due 2011 to 2014	5.06%	622	1,091
6.8% and 6.875%, due 2026 and 2027	6.81%	89	89
Dominion Energy, Inc.:
Secured Senior Notes:
5.03% to 5.78%, due 2013(8)	5.07%	842	—
7.33%, due 2020(9)		159	171
Tax-Exempt Financings(10):
2.25% and 5.75%, due 2033 to 2042	3.52%	284	124
Variable rate, due 2041	1.15%	75	—
Virginia Electric and Power Company total principal (from above)		6,866	6,721
Dominion Resources, Inc. total principal		$18,745	$16,229
Fair value hedge valuation(11)		105	49
Securities due within one year(12)	5.62%	(1,479)	(497)
Unamortized discount and premium, net		23	(23)
Dominion Resources, Inc. total long-term debt		$17,394	$15,758

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2011.
(2)	These financings relate to certain pollution control equipment at Virginia Power’s generating facilities. Certain variable rate tax-exempt financings are supported by a $120 million credit facility that terminates in September 2016.
(3)	$160 million of tax-exempt bonds due in 2040 issued by the Industrial Development Authority of Wise County on behalf of Virginia Power were remarketed to a third party and included in the Consolidated Balance Sheets in March 2011. These bonds were originally issued in December 2010 and September 2009 but were not included in the 2010 Consolidated Balance Sheet because the bonds had been temporarily purchased and were held by Virginia Power.
(4)	At the option of holders, $510 million of Dominion’s 5.25% senior notes due 2033 and $600 million of Dominion’s 8.875% senior notes due 2019 are subject to redemption at 100% of the principal amount plus accrued interest in August 2015 and January 2014, respectively.
(5)	Convertible into a combination of cash and shares of Dominion’s common stock at any time when the closing price of common stock equals 120% of the applicable conversion price or higher for at least 20 out of the last 30 consecutive trading days ending on the last trading day of the previous calendar quarter. At the option of holders on December 15, 2013 or 2018, these securities are subject to redemption at 100% of the principal amount plus accrued interest. These senior notes have been callable by Dominion since December 15, 2011.
(6)	In September 2011, the $500 million 6.3% 2006 Series B Enhanced Junior Subordinated Notes due 2066 began bearing interest at the three-month LIBOR plus 2.3%, reset quarterly.
(7)	Represents debt assumed by Dominion from the merger of its former CNG subsidiary.
(8)	Juniper notes issued in 2004 and consolidated in October 2011 due to Dominion becoming the primary beneficiary of this VIE. This amount excludes $48 million of net unamortized premium in 2011. The debt is non-recourse to Dominion and is secured by Juniper’s assets.
(9)	Represents debt associated with Kincaid. The debt is non-recourse to Dominion and is secured by the facility’s assets ($530 million at December 31, 2011) and revenue.
(10)	$235 million of tax-exempt bonds due in 2041 issued by the Massachusetts Development Finance Agency on behalf of Brayton Point were remarketed to third parties in July and August 2011, and included in the Consolidated Balance Sheet. These bonds were originally issued in December 2010 but were not included in the 2010 Consolidated Balance Sheet because the bonds had been temporarily purchased and were held by Dominion.
(11)	Represents the valuation of certain fair value hedges associated with Dominion’s fixed-rate debt.
(12)	Includes $4 million of net unamortized discount in 2011.

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2011, were as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
(millions, except percentages)
Virginia Power	$616	$418	$17	$219	$485	$5,111	$6,866
Weighted-average Coupon	5.17%	4.88%	7.73%	5.43%	5.29%	5.52%

Dominion
Secured Senior Notes	$13	$853	$15	$18	$20	$82	$1,001
Unsecured Senior Notes	1,470	690	1,065	960	1,351	9,141	14,677
Tax-Exempt Financings	—	—	—	8	27	1,311	1,346
Unsecured Junior Subordinated Notes Payable to Affiliated Trusts	—	—	—	—	—	268	268
Enhanced Junior Subordinated Notes	—	—	—	—	—	1,453	1,453
Total	$1,483	$1,543	$1,080	$986	$1,398	$12,255	$18,745
Weighted-average Coupon	5.62%	5.04%	3.99%	4.52%	4.29%	5.79%

Dominion’s and Virginia Power’s short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of December 31, 2011, there were no events of default under these covenants.

In January 2012, Virginia Power issued $450 million of 2.95% senior notes that mature in 2022. The proceeds were used for general corporate purposes including the repayment of short-term debt.

Convertible Securities

At December 31, 2011, Dominion had $143 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. At issuance, the notes were valued at a conversion rate of 27.173 shares of common stock per $1,000 principal amount of senior notes, which represented a conversion price of $36.80. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of December 31, 2011, the conversion rate had been adjusted to 28.9178 shares, primarily due to individual dividend payments above the level paid at issuance.

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

The senior notes were not eligible for conversion during the first quarter of 2011. However, since the closing price of Dominion’s common stock was equal to 120% of the applicable conversion price or higher for at least 20 out of the last 30 consecutive trading days of each quarter, the senior notes were eligible for conversion during each of the last three quarters of 2011. During 2011, approximately $59 million of the contingent convertible senior notes were converted by holders. As of December 31, 2011, the closing price of Dominion’s common stock was equal to $41.50 per share or higher for at least 20 out of the last 30 consecutive trading days; therefore, the senior notes are eligible for conversion during the first quarter of 2012. Beginning in 2007, the notes have been eligible for contingent interest if the average trading price as defined in the indenture equals or exceeds 120% of the principal amount of the senior notes. Holders have the right to require Dominion to purchase these senior notes for cash at 100% of the principal amount plus accrued interest in December 2013 or 2018, or if Dominion undergoes certain fundamental changes. The senior notes have been callable by Dominion since December 15, 2011.

Junior Subordinated Notes Payable to Affiliated Trusts

In previous years, Dominion established several subsidiary capital trusts, each as a finance subsidiary of the respective parent company, which hold 100% of the voting interests. The trusts sold trust preferred securities representing preferred beneficial interests and 97% beneficial ownership in the assets held by the trusts. In exchange for the funds realized from the sale of the trust preferred securities and common securities that represent the remaining 3% beneficial ownership interest in the assets held by the capital trusts, Dominion issued various junior subordinated notes. The junior subordinated notes constitute 100% of each capital trust’s

Combined Notes to Consolidated Financial Statements, Continued

assets. Each trust must redeem its trust preferred securities when their respective junior subordinated notes are repaid at maturity or if redeemed prior to maturity.

The following table provides summary information about the trust preferred securities and junior subordinated notes outstanding as of December 31, 2011:

Date Established	Capital Trusts	Units	Rate	Trust Preferred Securities Amount	Common Securities Amount
		(thousands)		(millions)
December 1997	Dominion Resources Capital Trust I(1)	250	7.83%	$250	$7.7
January 2001	Dominion Resources Capital Trust III(2)	10	8.4	10	0.3

Junior subordinated notes/debentures held as assets by each capital trust were as follows:

(1)	$258 million—Dominion Resources, Inc. 7.83% Debentures due 12/1/2027.
(2)	$10 million—Dominion Resources, Inc. 8.4% Debentures due 1/15/2031.

Interest charges related to Dominion’s junior subordinated notes payable to affiliated trusts were $21 million for the years ended December 31, 2011, 2010 and 2009.

Distribution payments on the trust preferred securities are considered to be fully and unconditionally guaranteed by the respective parent company that issued the debt instruments held by each trust when all of the related agreements are taken into consideration. Each guarantee agreement only provides for the guarantee of distribution payments on the relevant trust preferred securities to the extent that the trust has funds legally and immediately available to make distributions. The trust’s ability to pay amounts when they are due on the trust preferred securities is dependent solely upon the payment of amounts by Dominion when they are due on the junior subordinated notes. Dominion may defer interest payments on the junior subordinated notes on one or more occasions for up to five consecutive years and the related trusts must also defer distributions. If the payment on the junior subordinated notes is deferred, Dominion may not make distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments, during the deferral period. Also, during any deferral period, Dominion may not make any payments on, redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the junior subordinated notes.

Enhanced Junior Subordinated Notes

In June 2006 and September 2006, Dominion issued $300 million of June 2006 hybrids and $500 million of September 2006 hybrids, respectively. The June 2006 hybrids will bear interest at 7.5% per year until June 30, 2016. Thereafter, they will bear interest at the three-month LIBOR plus 2.825%, reset quarterly. Beginning September 30, 2011, the September 2006 hybrids bear interest at the three-month LIBOR plus 2.3%, reset quarterly. Previously, interest was fixed at 6.3% per year.

In June 2009, Dominion issued $685 million (including $60 million related to the underwriter’s option to purchase additional notes to cover over-allotments) of 8.375% June 2009 hybrids. The June 2009 hybrids are listed on the New York Stock Exchange under the symbol DRU.

Dominion may defer interest payments on the hybrids on one or more occasions for up to 10 consecutive years. If the interest payments on the hybrids are deferred, Dominion may not make distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments during the deferral period. Also, during the deferral period, Dominion may not make any payments on or redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the hybrids.

Dominion executed RCCs in connection with its issuance of all of the hybrids described above. Under the terms of the RCCs, Dominion covenants to and for the benefit of designated covered debtholders, as may be designated from time to time, that Dominion shall not redeem, repurchase, or defease all or any part of the hybrids, and shall not cause its majority owned subsidiaries to purchase all or any part of the hybrids, on or before their applicable RCC termination date, unless, subject to certain limitations, during the 180 days prior to such activity, Dominion has received a specified amount of proceeds as set forth in the RCCs from the sale of qualifying securities that have equity-like characteristics that are the same as, or more equity-like than the applicable characteristics of the hybrids at that time, as more fully described in the RCCs. In September 2011, Dominion amended the RCCs of the June 2006 hybrids and September 2006 hybrids to expand the measurement period for consideration of proceeds from the sale of common stock issuances from 180 days to 365 days. The proceeds Dominion receives from the replacement offering, adjusted by a predetermined factor, must equal or exceed the redemption or repurchase price.

In both December 2011 and April 2010, Dominion purchased and cancelled $16 million of the September 2006 hybrids. These purchases were conducted in compliance with the RCC. In late February 2012, Dominion launched a tender offer to purchase up to $150 million of additional September 2006 hybrids, which amount may be increased or decreased at Dominion’s sole discretion. All purchases will be conducted in compliance with the RCC.

NOTE 19. PREFERRED STOCK

Dominion is authorized to issue up to 20 million shares of preferred stock; however, none were issued and outstanding at December 31, 2011 or 2010.

Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference, and had 2.59 million preferred shares issued and outstanding at December 31, 2011 and 2010. Upon involuntary liquidation, dissolution or winding-up of Virginia Power, each share would be entitled to receive $100 plus accrued cumulative dividends.

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

Presented below are the series of Virginia Power preferred stock that were outstanding as of December 31, 2011:

Dividend	Issued and Outstanding Shares	Entitled Per Share Upon Liquidation
	(thousands)
$5.00	107	$112.50
4.04	13	102.27
4.20	15	102.50
4.12	32	103.73
4.80	73	101.00
7.05	500	100.71	(1)
6.98	600	100.70	(2)
Flex Money Market Preferred 12/02, Series A	1,250	100.00	(3)
Total	2,590

(1)	Through 7/31/2012; $100.36 commencing 8/1/2012; $100.00 commencing 8/1/2013.
(2)	Through 8/31/2012; $100.35 commencing 9/1/2012; $100.00 commencing 9/1/2013.
(3)	Dividend rate was 6.25% until 3/20/2011. Effective 3/20/11 the rate reset to 6.12% until 3/20/2014 after which the rate will be determined according to periodic auctions for periods established by Virginia Power at the time of the auction process.

NOTE 20. SHAREHOLDERS’ EQUITY

Issuance of Common Stock

DOMINION

Dominion maintains Dominion Direct® and a number of employee savings plans through which contributions may be invested in the Company’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. During 2011, Dominion Direct® and the Dominion employee savings plans purchased Dominion common stock on the open market with the proceeds received through these programs, rather than having additional new common shares issued. In January 2012, Dominion began issuing new common shares for these direct stock purchase plans.

During 2011, Dominion issued approximately 1.2 million shares of common stock and received cash proceeds of $38 million through the exercise of employee stock options.

In January 2012, Dominion filed a new SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at the market program. The Company entered into four separate Sales Agency Agreements with each of BNY Mellon Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, and Goldman Sachs & Co., to effect sales under the program. However, with the exception of issuing approximately $320 million in equity through employee savings plans, direct stock purchase and dividend reinvestment plans, and other employee and director benefit plans, Dominion does not anticipate issuing common stock in 2012.

VIRGINIA POWER

In 2011, Virginia Power did not issue any shares of its common stock to Dominion. In 2010 and 2009, Virginia Power issued 33,013 and 31,877 shares of its common stock to Dominion for approximately $1 billion in each year, for the purpose of retiring short-term demand note borrowings from Dominion.

Shares Reserved for Issuance

At December 31, 2011, Dominion had approximately 54 million shares reserved and available for issuance for Dominion Direct®, employee stock awards, employee savings plans, director stock compensation plans and contingent convertible senior notes.

Repurchase of Common Stock

In March 2010, Dominion began repurchasing common shares in anticipation of proceeds from the sale of its Appalachian E&P operations. During 2010, Dominion repurchased 21.4 million shares of its common stock for approximately $900 million.

In 2011, Dominion announced that it intended to repurchase between $600 million and $700 million of common stock with cash tax savings resulting from the extension of the bonus depreciation allowance. During 2011, Dominion repurchased approximately 13 million shares of common stock for approximately $601 million on the open market under this program, at an average price of $46.37 per share. Dominion does not plan to repurchase additional shares under this program during 2012.

Accumulated Other Comprehensive Income (Loss)

Presented in the table below is a summary of AOCI by component:

At December 31,	2011	2010
(millions)
Dominion
Net unrealized gains (losses) on derivatives-hedging activities, net of tax of $48 and $(27)	$(54)	$51
Net unrealized gains on nuclear decommissioning trust funds, net of tax of $(154) and $(142)	243	226
Net unrecognized pension and other postretirement benefit costs, net of tax of $568 and $446	(799)	(607)
Total AOCI	$(610)	$(330)

Virginia Power
Net unrealized gains (losses) on derivatives-hedging activities, net of tax of $2 and $(2)	$(3)	$4
Net unrealized gains on nuclear decommissioning trust funds, net of tax of $(14) and $(13)	22	20
Total AOCI	$19	$24

Stock-Based Awards

The 2005 Incentive Compensation Plan permits stock-based awards that include restricted stock, performance grants, goal-based stock, stock options, and stock appreciation rights. The Non-Employee Directors Plan permits grants of restricted stock and stock options. Under provisions of both plans, employees and non-employee directors may be granted options to purchase common stock at a price not less than its fair market value at the date of grant with a maximum term of eight years. Option terms are set at the discretion of the CGN Committee of the Board of Directors or the Board of Directors itself, as provided under each plan. At December 31, 2011, approximately 33 million shares were available for future grants under these plans.

Dominion measures and recognizes compensation expense relating to share-based payment transactions over the vesting period based on the fair value of the equity or liability instruments issued. Dominion’s results for the years ended December 31, 2011, 2010 and 2009 include $39 million, $40 million, and $44 million, respectively, of compensation costs and $13 million, $15 million, and $17 million, respectively of income tax benefits related to Dominion’s stock-based compensation

Combined Notes to Consolidated Financial Statements, Continued

arrangements. Stock-based compensation cost is reported in other operations and maintenance expense in Dominion’s Consolidated Statements of Income. Excess tax benefits are classified as a financing cash flow. During the years ended December 31, 2011, 2010 and 2009, Dominion realized $2 million, $10 million, and $5 million, respectively, of excess tax benefits from the vesting of restricted stock awards and exercise of stock options.

STOCK OPTIONS

The following table provides a summary of changes in amounts of stock options outstanding as of and for the years ended December 31, 2011, 2010 and 2009. No options were granted under any plan in 2011, 2010 or 2009.

	Shares	Weighted - average Exercise Price	Weighted - average Remaining Contractual Life	Aggregated Intrinsic Value(1)
	(thousands)		(years)	(millions)
Outstanding and exercisable at December 31, 2008	5,558	$30.53		30
Exercised	(1,706)	$28.93		$10
Forfeited/expired	(30)	$28.89
Outstanding and exercisable at December 31, 2009	3,822	$31.25		$29
Exercised	(1,983)	$30.81		$22
Forfeited/expired	(29)	$29.84
Outstanding and exercisable at December 31, 2010	1,810	$31.76		$20
Exercised	(1,174)	$32.46		$17
Forfeited/expired	(8)	$31.57
Outstanding and exercisable at December 31, 2011	628	$30.81	0.6	$14

(1)	Intrinsic value represents the difference between the exercise price of the option and the market value of Dominion’s stock.

Dominion issues new shares to satisfy stock option exercises. Dominion received cash proceeds from the exercise of stock options of approximately $38 million, $63 million, and $49 million in the years ended December 31, 2011, 2010 and 2009, respectively.

RESTRICTED STOCK

Restricted stock grants are made to officers under Dominion’s LTIP and may also be granted to certain key contributors from time to time. The fair value of Dominion’s restricted stock awards is equal to the market price of Dominion’s stock on the date of grant. New shares are issued for restricted stock awards on the date of grant and generally vest over a three-year service period. The following table provides a summary of restricted stock activity for the years ended December 31, 2011, 2010 and 2009:

	Shares	Weighted - average Grant Date Fair Value
	(thousands)
Nonvested at December 31, 2008	1,756	$38.55
Granted	533	33.84
Vested	(913)	34.81
Cancelled and forfeited	(77)	38.32
Converted from goal-based stock to restricted stock	185	44.18
Nonvested at December 31, 2009	1,484	$39.88
Granted	463	38.80
Vested	(618)	43.54
Cancelled and forfeited	(39)	36.92
Converted from goal-based stock to restricted stock	186	40.84
Nonvested at December 31, 2010	1,476	$38.20
Granted	299	43.68
Vested	(617)	40.72
Cancelled and forfeited	(25)	36.29
Converted from goal-based stock to restricted stock	168	30.99
Nonvested at December 31, 2011	1,301	$37.37

As of December 31, 2011, unrecognized compensation cost related to nonvested restricted stock awards totaled $18 million and is expected to be recognized over a weighted-average period of 2.1 years. The fair value of restricted stock awards that vested was $28 million, $26 million, and $29 million in 2011, 2010 and 2009, respectively. Employees may elect to have shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The number of shares withheld will vary for each employee depending on the vesting date fair market value of Dominion stock and the applicable federal, state and local tax withholding rates. Shares tendered for taxes are added to the shares remaining to be issued and become available for reissuance as incentive awards.

GOAL-BASED STOCK

Goal-based stock awards are granted to officers who have not achieved a certain targeted level of share ownership in lieu of cash-based performance grants. In 2008 and 2009, goal-based stock awards were also made to certain key non-officer employees. Current outstanding goal-based shares include awards granted to officers in February 2010 and February 2011.

The issuance of awards is based on the achievement of multiple performance metrics during a two-year period, including ROIC, BVP and TSR relative to that of a peer group of companies for 2009, and for 2010 and 2011 the two metrics of ROIC and TSR relative to that of a peer group of companies. The actual number of shares issued will vary between zero and 200% of targeted shares depending on the level of performance metrics achieved. The fair value of goal-based stock is equal to the market price of Dominion’s stock on the date of grant. Goal-based stock awards granted to key non-officer employees convert to restricted stock at the end of the two-year performance period and generally vest three years from the original grant date. Awards to officers vest at the end of the two-year performance period. All goal-based stock awards are settled by issuing new shares.

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

After the performance period for the April 2009 grants ended on December 31, 2010, the CGN Committee determined the actual performance against metrics established for those awards. For awards to key non-officer employees, 132 thousand shares of the outstanding goal-based stock awards granted in April 2009 were converted to 168 thousand shares of restricted stock for the remaining term of the vesting period ending in April 2012. For awards to officers, 20 thousand shares of the outstanding goal-based stock awards were converted to 25 thousand non-restricted shares and issued to the officers.

The following table provides a summary of goal-based stock activity for the years ended December 31, 2011, 2010 and 2009:

	Targeted Number of Shares	Weighted - average Grant Date Fair Value
	(thousands)
Nonvested at December 31, 2008	315	$42.56
Granted	165	31.43
Vested	(28)	44.38
Cancelled and forfeited	(2)	37.24
Converted from goal-based stock to restricted stock	(127)	44.18
Nonvested at December 31, 2009	323	$36.12
Granted	9	37.46
Vested	(16)	39.31
Cancelled and forfeited	(8)	30.99
Converted from goal-based stock to restricted stock	(147)	40.84
Nonvested at December 31, 2010	161	$31.79
Granted	3	43.54
Vested	(20)	34.62
Cancelled and forfeited	—	—
Converted from goal-based stock to restricted stock	(132)	30.99
Nonvested at December 31, 2011	12	$39.19

At December 31, 2011, the targeted number of shares expected to be issued under the February 2010 and February 2011 awards was approximately 12 thousand. In January 2012, the CGN Committee determined the actual performance against metrics established for the February 2010 awards with a performance period that ended December 31, 2011. Based on that determination, the total number of shares to be issued under the February 2010 goal-based stock awards was approximately 15 thousand.

As of December 31, 2011, unrecognized compensation cost related to nonvested goal-based stock awards was not material.

CASH-BASED PERFORMANCE GRANTS

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

In February 2009, a cash-based performance grant was made to officers. A portion of the grant, representing the $11 million targeted amount as of December 31, 2010, was paid in December 2010, based on the achievement of three performance metrics during 2009 and 2010: ROIC, BVP and TSR relative to that of a peer group of companies. The total amount of the award under the grant was $14 million and the remaining $3 million of the grant was paid in February 2011. At December 31, 2010, a liability of $3 million had been accrued for the remaining portion of the award.

In February 2010, a cash-based performance grant was made to officers. A portion of the grant, representing the initial payout of $14 million, which included the $12 million targeted amount, was paid in December 2011, based on the achievement of two performance metrics during 2010 and 2011: ROIC and TSR relative to that of a peer group of companies. The total expected award under the grant is $20 million and the remaining portion of the grant will be paid by March 15, 2012. At December 31, 2011, a liability of $5 million had been accrued for the remaining portion of the award.

In February 2011, a cash-based performance grant was made to officers. Payout of the performance grant will occur by March 15, 2013 based on the achievement of two performance metrics during 2011 and 2012: ROIC and TSR relative to that of a peer group of companies. At December 31, 2011, the targeted amount of the grant was $12 million and a liability of $6 million had been accrued for this award.

NOTE 21. DIVIDEND RESTRICTIONS

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2011, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

Certain agreements associated with Dominion’s and Virginia Power’s credit facilities contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict Dominion’s or Virginia Power’s ability to pay dividends or receive dividends from their subsidiaries at December 31, 2011.

See Note 18 for a description of potential restrictions on dividend payments by Dominion in connection with the deferral of interest payments on junior subordinated notes.

NOTE 22. EMPLOYEE BENEFIT PLANS

DOMINION

Dominion provides certain benefits to eligible active employees, retirees and qualifying dependents. Under the terms of its benefit

Combined Notes to Consolidated Financial Statements, Continued

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

Dominion provides retiree healthcare and life insurance benefits with annual employee premiums based on several factors such as age, retirement date and years of service. In January 2011, Dominion amended its retiree healthcare and life benefits to change the eligibility age, effective January 1, 2012, for the majority of nonunion employees from 55 with 10 years of service to 58 with 10 years of service, resulting in an approximately $71 million reduction to the other postretirement benefit plan obligation. The eligibility requirements for nonunion employees hired on or after January 1, 2008, who benefit under the Retiree Medical Account design, as well as for union employees are not affected by this plan design change.

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

Dominion’s pension and other postretirement benefit plans hold investments in trusts to fund employee benefit payments. Aggregate actual returns for Dominion’s pension and other postretirement plan assets were $273 million in 2011 and $624 million in 2010, versus expected returns of $519 million and $479 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

The Medicare Act introduced a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

Dominion determined that the prescription drug benefit offered under its other postretirement benefit plans is at least actuarially equivalent to Medicare Part D. Dominion received a federal subsidy of $5 million for each of 2011 and 2010. In December 2011, Dominion elected to change its method of receiving the subsidy under Medicare Part D for retiree prescription drug coverage from the Retiree Drug Subsidy to the EGWP. This change is expected to be effective January 1, 2013. As a result of this change, Dominion recognized a decrease in its other postretirement benefit obligations of approximately $170 million as of December 31, 2011. This change is also expected to reduce other postretirement benefit costs by approximately $20 million annually beginning in 2012.

Funded Status

The following table summarizes the changes in Dominion’s pension plan and other postretirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2011	2010	2011	2010
(millions, except percentages)
Changes in benefit obligation:
Benefit obligation at beginning of year	$4,490	$4,126	$1,707	$1,555
Service cost	108	102	48	56
Interest cost	258	266	94	101
Benefits paid	(215)	(211)	(83)	(82)
Actuarial (gains) losses during the year	340	210	(210)	36
Transfer(1)	–	(48)	–	–
Plan amendments	–	1	(70)	–
Settlements and curtailments(2)	–	34	(1)	35
Special termination benefits(3)	–	10	–	1
Medicare Part D reimbursement	–	–	5	5
Early Retirement Reimbursement Program	–	–	3	–
Benefit obligation at end of year	$4,981	$4,490	$1,493	$1,707
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$5,106	$4,226	$1,031	$918
Actual return on plan assets	247	532	26	92
Employer contributions	7	665	19	56
Benefits paid	(215)	(211)	(34)	(35)
Transfer(1)	–	(106)	–	–
Fair value of plan assets at end of year	$5,145	$5,106	$1,042	$1,031
Funded status at end of year	$164	$616	$(451)	$(676)
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	677	710	4	2
Other current liabilities	(3)	(4)	(3)	(3)
Noncurrent pension and other postretirement benefit liabilities	(510)	(90)	(452)	(675)
Net amount recognized	$164	$616	$(451)	$(676)

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2011	2010	2011	2010
(millions, except percentages)
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	5.5%	5.9%	5.5%	5.9%
Weighted average rate of increase for compensation	4.21%	4.61%	4.22%	4.62%

(1)	Represents transfer of pension plan assets and obligation for all active Peoples employees as of February 1, 2010. See Note 4 for more information on the sale of Peoples completed in February 2010.
(2)	2010 amounts relate to the sales of Peoples and Dominion’s Appalachian E&P operations and a workforce reduction program.
(3)	Represents a one-time special termination benefit for certain employees in connection with a workforce reduction program.

The ABO for all of Dominion’s defined benefit pension plans was $4.5 billion and $4.1 billion at December 31, 2011 and 2010, respectively.

Under its funding policies, Dominion evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, Dominion determines the amount of contributions for the current year, if any, at that time. During 2011, Dominion made no contributions to its qualified defined benefit pension plans and no contributions are currently expected in 2012. Certain regulatory authorities have held that amounts recovered in utility customers’ rates for other postretirement benefits, in excess of benefits actually paid during the year, must be deposited in trust funds dedicated for the sole purpose of paying such benefits. Accordingly, certain of Dominion’s subsidiaries fund other postretirement benefit costs through VEBAs. Dominion’s remaining subsidiaries do not prefund other postretirement benefit costs but instead pay claims as presented. Dominion expects to contribute approximately $16 million to the Dominion VEBAs in 2012.

Dominion does not expect any pension or other postretirement plan assets to be returned to the Company during 2012.

The following table provides information on the benefit obligations and fair value of plan assets for plans with a benefit obligation in excess of plan assets:

	Pension Benefits			Other Postretirement Benefits
As of December 31,	2011		2010	2011	2010
(millions)
Benefit obligation	$4,416	(1)	$121	$1,375	$1,583
Fair value of plan assets	3,903	(1)	27	920	905

(1)	The increase primarily reflects a decrease in the discount rate as of December 31, 2011.

The following table provides information on the ABO and fair value of plan assets for pension plans with an ABO in excess of plan assets:

As of December 31,	2011	2010
(millions)
Accumulated benefit obligation	$95	$80
Fair value of plan assets	–	–

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
(millions)
2012	$226	$94
2013	233	92
2014	245	96
2015	280	99
2016	307	102
2017-2021	1,643	554

The above benefit payments for other postretirement benefit plans for 2012 are expected to be offset by a Medicare Part D subsidy of approximately $5 million. As a result of the adoption of the EGWP as discussed above, beginning in 2013 Dominion will receive an increased level of Medicare Part D subsidies, in the form of reduced costs rather than a direct reimbursement.

Plan Assets

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

Strategic investment policies are established for Dominion’s prefunded benefit plans based upon periodic asset/liability studies. Factors considered in setting the investment policy include employee demographics, liability growth rates, future discount rates, the funded status of the plans and the expected long-term rate of return on plan assets. Deviations from the plans’ strategic allocation are a function of Dominion’s assessments regarding short-term risk and reward opportunities in the capital markets and/or short-term market movements which result in the plans’ actual asset allocations varying from the strategic target asset allocations. Through periodic rebalancing, actual allocations are brought back in line with the target. Future asset/liability studies will focus on strategies to further reduce pension and other postretirement plan risk, while still achieving attractive levels of returns. Financial derivatives may be used to obtain or manage market exposures and to hedge assets and liabilities.

Combined Notes to Consolidated Financial Statements, Continued

For fair value measurement policies and procedures related to pension and other postretirement benefit plan assets, see Note 7.

The fair values of Dominion’s pension plan assets by asset category are as follows:

	Fair Value Measurements
	Pension Plans
At December 31,	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Cash equivalents	$1	$84	$—	$85	$1	$264	$—	$265
U.S. equity:
Large Cap	805	123	—	928	937	197	—	1,134
Other	359	197	—	556	436	96	—	532
Non-U.S. equity:
Large Cap	253	58	—	311	231	—	—	231
Other	190	81	—	271	119	365	—	484
Fixed income:
Corporate debt instruments	36	834	—	870	32	694	—	726
U.S. Treasury securities and agency debentures	304	392	—	696	168	216	—	384
State and municipal	2	77	—	79	2	42	—	44
Other securities	8	40	—	48	—	3	—	3
Real estate:
REITs	16	—	—	16	51	—	—	51
Partnerships	—	—	304	304	—	—	271	271
Other alternative investments:
Private equity	—	—	448	448	—	—	400	400
Debt	—	—	243	243	—	—	262	262
Hedge funds	—	—	290	290	—	—	345	345
Total(1)	$1,974	$1,886	$1,285	$5,145	$1,977	$1,877	$1,278	$5,132

(1)	Includes net assets related to pending sales of securities of $26 million at December 31, 2010.

The fair values of Dominion’s other postretirement plan assets by asset category are as follows:

	Fair Value Measurements
	Other Postretirement Plans
At December 31,	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Cash equivalents	$—	$5	$—	$5	$—	$13	$—	$13
U.S. equity:
Large Cap	38	288	—	326	43	293	—	336
Other	17	44	—	61	20	41	—	61
Non-U.S. equity:
Large Cap	77	3	—	80	87	—	—	87
Other	9	4	—	13	5	17	—	22
Fixed income:
Corporate debt instruments	2	149	—	151	1	106	—	107
U.S. Treasury securities and agency debentures	14	246	—	260	8	248	—	256
State and municipal	—	6	—	6	—	8	—	8
Other securities	—	2	—	2	—	—	—	—
Real estate:
REITs	1	—	—	1	2	—	—	2
Partnerships	—	—	24	24	—	—	22	22
Other alternative investments:
Private equity	—	—	63	63	—	—	61	61
Debt	—	—	36	36	—	—	40	40
Hedge funds	—	—	14	14	—	—	17	17
Total(1)	$158	$747	$137	$1,042	$166	$726	$140	$1,032

(1)	Includes net assets related to pending sales of securities of $1 million at December 31, 2010.

The following table presents the changes in Dominion’s pension and other postretirement plan assets that are measured at fair value and included in the Level 3 fair value category:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Pension Plans					Other Postretirement Plans
	Real Estate	Private Equity	Debt	Hedge Funds	Total	Real Estate	Private Equity	Debt	Hedge Funds	Total
(millions)
Balance at December 31, 2008	$438	$267	$191	$324	$1,220	$32	$47	$28	$15	$122
Actual return on plan assets:
Relating to assets still held at the reporting date	(91)	128	19	–	56	(9)	13	3	–	7
Relating to assets sold during the period	(1)	1	–	–	–	–	–	–	–	–
Purchases	18	53	35	64	170	4	6	7	4	21
Sales	(20)	(105)	(4)	–	(129)	(1)	(12)	(2)	–	(15)
Balance at December 31, 2009	$344	$344	$241	$388	$1,317	$26	$54	$36	$19	$135
Actual return on plan assets:
Relating to assets still held at the reporting date	8	56	27	27	118	–	9	2	1	12
Purchases	56	90	36	–	182	3	9	8	–	20
Sales	(137)	(90)	(42)	(70)	(339)	(7)	(11)	(6)	(3)	(27)
Balance at December 31, 2010	$271	$400	$262	$345	$1,278	$22	$61	$40	$17	$140
Actual return on plan assets:
Relating to assets still held at the reporting date	38	70	10	10	128	3	11	1	–	15
Relating to assets sold during the period	(8)	(34)	(10)	(15)	(67)	–	(4)	(1)	(1)	(6)
Purchases	57	76	34	48	215	3	8	3	2	16
Sales	(54)	(64)	(53)	(98)	(269)	(4)	(13)	(7)	(4)	(28)
Balance at December 31, 2011	$304	$448	$243	$290	$1,285	$24	$63	$36	$14	$137

Net Periodic Benefit Cost

The components of the provision for net periodic benefit (credit) cost and amounts recognized in other comprehensive income and regulatory assets and liabilities are as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2011	2010	2009	2011	2010	2009
(millions, except percentages)
Service cost	$108	$102	$106	$48	$56	$60
Interest cost	258	266	250	94	101	100
Expected return on plan assets	(440)	(410)	(405)	(79)	(69)	(57)
Amortization of prior service (credit) cost	3	3	4	(13)	(7)	(7)
Amortization of net actuarial loss	96	59	38	12	12	30
Settlements and curtailments(1)	–	136	3	1	37	–
Special termination benefits(2)	–	10	–	–	1	–
Plan amendments	–	–	1	–	–	–
Net periodic benefit (credit) cost	$25	$166	$(3)	$63	$131	$126
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$534	$95	$(174)	$(157)	$13	$(172)
Prior service (credit) cost	–	1	–	(70)	–	(1)
Settlements and curtailments(1)	–	(50)	(2)	(1)	(1)	–
Less amounts included in net periodic benefit (credit) cost:
Amortization of net actuarial loss	(96)	(59)	(38)	(12)	(12)	(30)
Amortization of prior service credit (cost)	(3)	(3)	(4)	13	7	7
Total recognized in other comprehensive income and regulatory assets and liabilities	$435	$(16)	$(218)	$(227)	$7	$(196)
Significant assumptions used to determine periodic cost:
Discount rate	5.9%	6.6%	6.6%	5.9%	6.6%	6.6%
Expected long-term rate of return on plan assets	8.5%	8.5%	8.5%	7.75%	7.75%	7.75%
Weighted average rate of increase for compensation	4.61%	4.76%	4.79%	4.62%	4.79%	4.78%
Healthcare cost trend rate				7%	7%	8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)				4.6%	4.6%	4.9%
Year that the rate reaches the ultimate trend rate				2060	2060	2060
(1)	2010 amounts relate to the sales of Peoples and Dominion’s Appalachian E&P operations and a workforce reduction program.
(2)	Represents a one-time special termination benefit for certain employees in connection with a workforce reduction program.

Combined Notes to Consolidated Financial Statements, Continued

The components of AOCI and regulatory assets and liabilities that have not been recognized as components of periodic benefit (credit) cost are as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2011	2010	2011	2010
(millions)
Net actuarial loss	$2,211	$1,773	$100	$268
Prior service (credit) cost	14	17	(86)	(28)
Total(1)	$2,225	$1,790	$14	$240

(1)	As of December 31, 2011, of the $2.2 billion related to pension benefits, $1.4 billion is included in AOCI, with the remainder included in regulatory assets and liabilities; the $14 million related to other postretirement benefits consists of $16 million included in regulatory assets and liabilities and $(2) million included in AOCI. As of December 31, 2010, of the $1.8 billion and $240 million related to pension benefits and other postretirement benefits, $978 million and $75 million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities.

The following table provides the components of AOCI and regulatory assets and liabilities as of December 31, 2011 that are expected to be amortized as components of periodic benefit cost in 2012:

	Pension Benefits	Other Postretirement Benefits
(millions)
Net actuarial loss	$132	$6
Prior service (credit) cost	3	(13)

Dominion determines the expected long-term rates of return on plan assets for its pension plans and other postretirement benefit plans by using a combination of:

•	Expected inflation and risk-free interest rate assumptions;
•	Historical return analysis to determine long term historic returns as well as historic risk premiums for various asset classes;
•	Expected future risk premiums, asset volatilities and correlations;
•	Forward-looking return expectations derived from the yield on long-term bonds and the price earnings ratios of major stock market indices; and
•	Investment allocation of plan assets.

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

Assumed healthcare cost trend rates have a significant effect on the amounts reported for Dominion’s retiree healthcare plans. A one percentage point change in assumed healthcare cost trend rates would have had the following effects:

	Other Postretirement Benefits
	One percentage point increase	One percentage point decrease
(millions)
Effect on total of service and interest cost components for 2011	$20	$(18)
Effect on other postretirement benefit obligation at December 31, 2011	174	(139)

Defined Contribution Plans

In addition, Dominion sponsors defined contribution employee savings plans. During 2011, 2010 and 2009, Dominion recognized $38 million, $39 million and $42 million, respectively, as contributions to these plans.

VIRGINIA POWER

Virginia Power participates in the Dominion Pension Plan, a defined benefit pension plan sponsored by Dominion that provides benefits to multiple Dominion subsidiaries. Retirement benefits payable under this plan are based primarily on years of service, age and the employee’s compensation. As a participating employer, Virginia Power is subject to Dominion’s funding policy, which is to contribute annually an amount that is in accordance with the provisions of ERISA. During 2011, Virginia Power made no contributions to the plan and no contributions are currently expected in 2012. Virginia Power’s net periodic pension cost related to this pension plan was $50 million, $84 million and $48 million in 2011, 2010 and 2009, respectively. The 2010 net periodic pension cost includes the impact of a settlement and curtailment as well as a one-time special termination benefit for certain employees in connection with a workforce reduction program. Employee compensation is the basis for determining Virginia Power’s share of total pension costs.

Virginia Power also participates in the Dominion Retiree Health and Welfare Plan, a plan sponsored by Dominion that provides certain retiree healthcare and life insurance benefits to multiple Dominion subsidiaries. Annual employee premiums are based on several factors such as age, retirement date and years of service. Virginia Power’s net periodic benefit cost related to this plan was $23 million, $59 million and $55 million in 2011, 2010 and 2009, respectively. Employee headcount is the basis for determining Virginia Power’s share of total other postretirement benefit costs.

Certain regulatory authorities have held that amounts recovered in rates for other postretirement benefits, in excess of benefits actually paid during the year, must be deposited in trust funds dedicated for the sole purpose of paying such benefits. Accordingly, Virginia Power funds other postretirement benefit costs through a VEBA. Virginia Power’s contributions to the VEBA were $35 million and $34 million in 2010 and 2009, respectively. Virginia Power made no contributions to the VEBA in 2011 and does not expect to contribute to the VEBA in 2012.

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

Virginia Power also participates in Dominion-sponsored defined contribution employee savings plans that cover substantially all employees. Employer matching contributions of $14 million were incurred in each of 2011, 2010 and 2009.

NOTE 23. COMMITMENTS AND CONTINGENCIES

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters that the Companies cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. This estimated range is based on currently available information and involves elements of judgment and significant uncertainties. This estimated range of possible loss does not represent the Companies’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations.

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

AIR

On December 21, 2011, the EPA issued MATS for coal and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance will be required by Spring 2015, with certain limited exceptions. In December 2011, Virginia Power recorded a $228 million ($139 million after-tax) charge reflecting plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain regulated coal units, primarily as a result of the issuance of the final MATS. Dominion continues to be governed by individual state mercury emission reduction regulations in Massachusetts and Illinois that are largely unaffected by this rule.

In July 2011, the EPA issued a final replacement rule for CAIR, called CSAPR, that requires 28 states to reduce power plant emissions that cross state lines. CSAPR establishes new SO2 and NOx emissions cap and trade programs that are completely independent of the current ARP. Specifically, CSAPR requires reductions in SO2 and NOx emissions from fossil fuel-fired electric generating units of 25 MW or more through annual NOx emissions caps, NOx emissions caps during the ozone season (May 1 through September 30) and annual SO2 emission caps with differing requirements for two groups of affected states.

Prior to the issuance of CSAPR, Dominion and Virginia Power held $57 million and $43 million, respectively, of SO2 emissions allowances obtained for ARP and CAIR compliance. Due to CSAPR’s establishment of a new allowance program and the elimination of CAIR, Dominion and Virginia Power have more SO2 emissions allowances than needed for ARP compliance, which resulted in the impairment of these allowances in the third quarter of 2011. See Note 7 for further details of the impairments.

With respect to Dominion’s generation fleet, the cost to comply with the rule is not expected to be material. However, following numerous petitions for review and motions for stay, in December 2011, the U.S. Court of Appeals for the D.C. Circuit issued a ruling to stay CSAPR pending judicial review. Also, in the fourth quarter of 2011, the EPA proposed technical revisions to CSAPR. Accordingly, future outcomes of litigation and/or final action to modify the rule could affect this assessment. While the stay of CSAPR is in effect, the EPA will continue to administer CAIR.

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

Combined Notes to Consolidated Financial Statements, Continued

results of operations, cash flows, and financial condition. Dominion is currently unable to make an estimate of the potential financial statement impacts related to these matters.

In June 2010, the Conservation Law Foundation and Healthlink Inc. filed a Complaint in the District Court of Massachusetts against Dominion Energy New England, Inc. alleging that Salem Harbor units 1, 2, 3, and 4 have been and are in violation of visible emissions standards and monitoring requirements of the Massachusetts State Implementation Plan and the station’s state and federal operating permits. In February 2012, the court entered a consent decree among the parties, pursuant to which Dominion will retire Salem Harbor. The consent decree is not expected to have a material effect on Dominion’s operations, financial statements or cash flows.

WATER

The CWA is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. Dominion and Virginia Power must comply with all aspects of the CWA programs at their operating facilities.

In October 2003, the EPA and the Massachusetts Department of Environmental Protection each issued new NPDES permits for Brayton Point. The new permits contained identical conditions that in effect require the installation of cooling towers to address concerns over the withdrawal and discharge of cooling water. Currently, Dominion is constructing the cooling towers and estimates the total cost to install these cooling towers at approximately $570 million, with remaining expenditures of approximately $65 million included in its planned capital expenditures through 2012.

In October 2007, the VSWCB issued a renewed VPDES permit for North Anna. BREDL, and other persons, appealed the VSWCB’s decision to the Richmond Circuit Court, challenging several permit provisions related to North Anna’s discharge of cooling water. In February 2009, the court ruled that the VSWCB was required to regulate the thermal discharge from North Anna into the waste heat treatment facility. Virginia Power filed a motion for reconsideration with the court in February 2009, which was denied. The final order was issued by the court in September 2009. The court’s order allowed North Anna to continue to operate pursuant to the currently issued VPDES permit. In October 2009, Virginia Power filed a Notice of Appeal of the court’s order with the Richmond Circuit Court, initiating the appeals process to the Virginia Court of Appeals. In June 2010, the Virginia Court of Appeals reversed the Richmond Circuit Court’s September 2009 order. The Virginia Court of Appeals held that the lower court had applied the wrong standard of review, and that the VSWCB’s determination not to regulate the station’s thermal discharge into the waste heat treatment facility was lawful. In July 2010, BREDL and the other original appellants filed a petition for appeal to the Supreme Court of Virginia requesting that it review the Court of Appeals’ decision. In December 2010, the Supreme Court of Virginia granted BREDL’s petition. In January 2012, the Supreme Court of Virginia upheld the Virginia Court of Appeals’ June 2010 ruling for Dominion and the VSWCB.

In September 2010, Millstone’s NPDES permit was reissued under the CWA. The conditions of the permit require an evalua-

tion of control technologies that could result in additional expenditures in the future, however, Dominion cannot currently predict the outcome of this evaluation. In October 2010, the permit issuance was appealed to the state court by a private plaintiff. The permit is expected to remain in effect during the appeal. Dominion is currently unable to make an estimate of the potential financial statement impacts related to this matter.

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

In September 2011, the EPA issued a UAO to Virginia Power and 22 other parties, ordering specific remedial action of certain areas at the Ward Transformer Superfund site located in Raleigh, North Carolina. Virginia Power does not believe it is a liable party under CERCLA based on its alleged connection to the site. In November 2011 Virginia Power and a number of other parties notified the EPA that they are declining to undertake the work set forth in the UAO.

The EPA may seek to enforce a UAO in court pursuant to its enforcement authority under CERCLA, and may seek recovery of its costs in undertaking removal or remedial action. If the court determines that a respondent failed to comply with the UAO without sufficient cause, the EPA may also seek civil penalties of up to $37,500 per day for the violation and punitive damages of up to three times the costs incurred by the EPA as a result of the party’s failure to comply with the UAO. Virginia Power is currently unable to make an estimate of the potential financial statement impacts related to the Ward Transformer matter.

Dominion has determined that it is associated with 17 former manufactured gas plant sites. Studies conducted by other utilities

112

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

CLIMATE CHANGE LEGISLATION AND REGULATION

Massachusetts, Rhode Island and Connecticut, among other states, have joined RGGI, a multi-state effort to reduce CO2 emissions in the Northeast implemented through state specific regulations. Under the initiative, aggregate CO2 emissions from power plants in participating states are required to be stabilized at current levels from 2009 to 2015. Further reductions from current levels would be required to be phased in starting in 2016 such that by 2019 there would be a 10% reduction in participating state power plant CO2 emissions. During 2012, RGGI will undergo a program review which could impact regulations and implementation of RGGI. The impact of this program review on Dominion’s fossil fired generation operations in RGGI states is unknown at this time. Dominion is currently unable to make an estimate of the potential financial statement impacts related to these matters.

Three of Dominion’s facilities, Brayton Point, Salem Harbor and Manchester Street, are subject to RGGI. Beginning with calendar year 2009, RGGI requires that Dominion cover each ton of CO2 direct stack emissions from these facilities with either an allowance or an offset. The allowances can be purchased through auction or through a secondary market. Dominion has participated in RGGI allowance auctions to date and has procured allowances to meet its estimated compliance requirements under RGGI for 2009 through 2013 and partially for 2014, therefore Dominion does not expect compliance with RGGI to have a material impact on its results of operations or financial condition. However, during June 2011, a lawsuit was filed in New York seeking to retroactively rescind RGGI participation by that state. Currently, a percentage of Dominion’s RGGI allowances have been acquired from New York. The allocated value of these allowances totaled approximately $38 million, of which the majority have been expensed as consumed. Dominion anticipates that it will surrender New York RGGI allowances for purposes of compliance prior to the issuance of a court decision in the lawsuit, should Dominion continue to hold New York allowances at such time that the court issues a decision that is adverse to New York, and RGGI does not exchange these allowances for other state allowances, replacement allowances would have to be purchased. Dominion cannot predict the outcome of the case and is currently unable to make an estimate of the potential financial statement impacts related to these matters.

Long-Term Purchase Agreements

At December 31, 2011, Virginia Power had the following long-term commitments that are noncancelable or are cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services:

	2012	2013	2014	2015	2016	Thereafter	Total
(millions)
Purchased electric capacity(1)	$347	$351	$359	$339	$275	$507	$2,178

(1)	Commitments represent estimated amounts payable for capacity under power purchase contracts with qualifying facilities and independent power producers, the last of which ends in 2021. Capacity payments under the contracts are generally based on fixed dollar amounts per month, subject to escalation using broad-based economic indices. At December 31, 2011, the present value of Virginia Power’s total commitment for capacity payments is $1.7 billion. Capacity payments totaled $338 million, $344 million, and $356 million, and energy payments totaled $275 million, $303 million, and $254 million for 2011, 2010 and 2009, respectively.

Lease Commitments

Dominion and Virginia Power lease various facilities, vehicles and equipment primarily under operating leases. Payments under certain leases are escalated based on an index such as the consumer price index. Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining lease terms in excess of one year as of December 31, 2011 are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
(millions)
Dominion	$83	$79	$68	$60	$52	$185	$527
Virginia Power	$28	$28	$22	$18	$15	$29	$140

Rental expense for Dominion totaled $155 million, $171 million, and $172 million for 2011, 2010 and 2009, respectively. Rental expense for Virginia Power totaled $50 million, $50 million, and $49 million for 2011, 2010, and 2009, respectively. The majority of rental expense is reflected in other operations and maintenance expense.

Nuclear Operations

NUCLEAR DECOMMISSIONING—MINIMUM FINANCIAL ASSURANCE

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of their nuclear facilities. Decommissioning involves the decontamination and removal of radioactive contaminants from a nuclear power station once operations have ceased, in accordance with standards established by the NRC. The 2011 calculation for the NRC minimum financial assurance amount, aggregated for Dominion’s and Virginia Power’s nuclear units, was $3.2 billion and $1.8 billion, respectively, and has been satisfied by a combination of the funds being collected and deposited in the nuclear decommissioning trusts and the real annual rate of return growth of the funds allowed by the NRC. The 2011 NRC minimum financial assurance amounts shown were calculated using preliminary December 31, 2011 U.S. Bureau of Labor Statistics indices. Dominion believes that the

Combined Notes to Consolidated Financial Statements, Continued

amounts currently available in its decommissioning trusts and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units. Virginia Power also believes that the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects a positive long-term outlook for trust fund investment returns as the units will not be decommissioned for decades. Dominion and Virginia Power will continue to monitor these trusts to ensure they meet the minimum financial assurance requirement, which may include the use of parent company guarantees, surety bonding or other financial guarantees recognized by the NRC.

NUCLEAR INSURANCE

The Price-Anderson Amendments Act of 1988 provides the public up to $12.6 billion of liability protection per nuclear incident, via obligations required of owners of nuclear power plants, and allows for an inflationary provision adjustment every five years. Dominion and Virginia Power have purchased $375 million of coverage from commercial insurance pools for each reactor site with the remainder provided through a mandatory industry risk-sharing program. In the event of a nuclear incident at any licensed nuclear reactor in the U.S., the Companies could be assessed up to $118 million for each of their licensed reactors not to exceed $18 million per year per reactor. There is no limit to the number of incidents for which this retrospective premium can be assessed.

The current level of property insurance coverage for Dominion’s and Virginia Power’s nuclear units is as follows:

Coverage
(billions)
Dominion
Millstone	$2.75
Kewaunee	1.80
Virginia Power(1)
Surry	$2.55
North Anna	2.55

(1)	Surry and North Anna share a blanket property limit of $1 billion.

The Companies’ coverage exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion’s and Virginia Power’s maximum retrospective premium assessment for the current policy period is $78 million and $40 million, respectively. Based on the severity of the incident, the Board of Directors of the nuclear insurer has the discretion to lower or eliminate the maximum retrospective premium assessment. Dominion and Virginia Power have the financial responsibility for any losses that exceed the limits or for which insurance pro-

ceeds are not available because they must first be used for stabilization and decontamination.

Dominion and Virginia Power also purchase insurance from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, the Companies are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. Dominion’s and Virginia Power’s maximum retrospective premium assessment for the current policy period is $31 million and $19 million, respectively.

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

In the second quarter of 2011, the Federal Appeals Court issued a decision affirming the trial court’s damages award. The government did not seek rehearing of the Federal Appeals Court decision or seek review by the U.S. Supreme Court. As a result, Dominion recognized a receivable in the amount of $64 million for certain Millstone spent nuclear fuel-related costs incurred through June 30, 2011 that were considered probable of recovery. Dominion recognized a pre-tax benefit of $24 million, with $17 million recorded in other operations and maintenance expense and $7 million recorded in depreciation, depletion and amortization expense during 2011, with the remainder largely offset against property, plant and equipment. Dominion received payment of the $155 million damages award, including $112 million of damages incurred by Virginia Power, during the third quarter of 2011.

114

A lawsuit was also filed for Kewaunee. In August 2010, Dominion and the federal government reached a settlement resolving Dominion’s claims for damages incurred at Kewaunee through December 31, 2008. The approximately $21 million settlement payment was received in September 2010.

The Companies continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. At December 31, 2011, Dominion’s and Virginia Power’s receivables for spent nuclear fuel-related costs totaled $102 million and $76 million, respectively. The Companies will continue to manage their spent fuel until it is accepted by the DOE.

Guarantees, Surety Bonds and Letters of Credit

DOMINION

At December 31, 2011, Dominion had issued $82 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of December 31, 2011, Dominion’s exposure under these guarantees was $49 million, primarily related to certain reserve requirements associated with non-recourse financing.

In addition to the above guarantees, Dominion and its partners, Shell and BP, may be required to make additional periodic equity contributions to NedPower and Fowler Ridge in connection with certain funding requirements associated with their respective non-recourse financings. As of December 31, 2011, Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $123 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million.

Dominion also enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third parties. To the extent that a liability subject to a guarantee has been incurred by one of Dominion’s consolidated subsidiaries, that liability is included in Consolidated Financial Statements. Dominion is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Terms of the guarantees typically end once obligations have been paid. Dominion currently believes it is unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations.

At December 31, 2011, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$363	$363
Commodity transactions(3)	3,238	330
Nuclear obligations(4)	231	60
Other(5)	485	82
Total	$4,317	$835

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of December 31, 2011 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations.
(5)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Additionally, as of December 31, 2011 Dominion had purchased $151 million of surety bonds and authorized the issuance of letters of credit by financial institutions of $36 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, Dominion is obligated to indemnify the respective surety bond company for any amounts paid.

VIRGINIA POWER

As of December 31, 2011, Virginia Power had issued $14 million of guarantees primarily to support tax-exempt debt issued through conduits. Virginia Power had also purchased $62 million of surety bonds for various purposes, including providing workers’ compensation coverage, and authorized the issuance of letters of credit by financial institutions of $15 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, Virginia Power is obligated to indemnify the respective surety bond company for any amounts paid.

Indemnifications

As part of commercial contract negotiations in the normal course of business, Dominion and Virginia Power may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. Dominion and Virginia Power are unable to develop an estimate of the maximum potential amount of future payments under these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence. However, at December 31, 2011,

Dominion and Virginia Power believe future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on their results of operations, cash flows or financial position.

Combined Notes to Consolidated Financial Statements, Continued

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

During the second quarter of 2011, Dominion announced that State Line would be retired by mid-2014, and that it would retire two of the four units at Salem Harbor by the end of 2011 and plans to retire the remaining units on June 1, 2014. In the second quarter of 2011, Dominion recorded a $17 million ($11 million after-tax) charge in other operations and maintenance expense for severance costs related to the expected closings of these merchant generation facilities. In August 2011, Dominion announced that State Line would be retired in the first quarter of 2012, given a continued decline in power prices and the expected cost to comply with CSAPR. During the third quarter of 2011, Dominion recorded a $15 million ($10 million after-tax) charge in other operations and maintenance expense related to the accelerated closure of State Line.

MF Global

Prior to October 31, 2011, certain of Dominion’s subsidiaries executed certain commodity transactions on exchanges using MF Global, an FCM registered with the CFTC. In order to secure its potential exposure on these commodity transactions, Dominion posted certain required margin collateral with MF Global. The parent company of MF Global, MF Global Holdings Ltd., filed for bankruptcy relief under Chapter 11 of the U.S. Bankruptcy Code on October 31, 2011. On the same date, the U.S. District Court for the Southern District of New York appointed a trustee to oversee the liquidation of MF Global pursuant to the Securities Investor Protection Act.

In accordance with court-approved procedures, Dominion transferred to other FCMs all open positions executed using MF Global. The initial margin posted for these open positions at October 31, 2011 was approximately $73 million. Dominion has received approximately $8 million of this amount through the liquidation process to date.

At this time, the MF Global trustee is determining the final amounts that will be recoverable and ultimately distributed to MF Global’s customers. As part of this process, the trustee has filed claims in the insolvency proceeding of MF Global affiliates in various foreign jurisdictions, including the United Kingdom, which claims are still pending. Due to the uncertainty surrounding the ultimate recovery on the claims filed by the MF Global trustee in the United Kingdom and elsewhere and the potential dilution of such recovered funds in the liquidation process, Dominion is unable to estimate the loss, if any, associated with its remaining margin claims.

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

Dominion and Virginia Power maintain a provision for credit losses based on factors surrounding the credit risk of their customers, historical trends and other information. Management believes, based on credit policies and the December 31, 2011 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

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

Dominion’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include trading of energy-related commodities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2011, Dominion’s gross credit exposure totaled $534 million. After the application of collateral, credit exposure is reduced to $504 million. Of this amount, investment grade counterparties, including those internally rated, represented 80%. One counterparty exposure represents 10% of Dominion’s total exposure and is a large financial institution rated investment grade.

VIRGINIA POWER

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2011, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

CREDIT-RELATED CONTINGENT PROVISIONS

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2011 and 2010, Dominion would have been required to post an additional $88 million of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $110 million in collateral, including $4 million of letters of credit at December 31, 2011 and $54 million in collateral, including $19 million of letters of credit at December 31, 2010, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of December 31, 2011 and 2010 was $259 million and $210 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power were not material as of December 31, 2011 and 2010. See Note 8 for further information about derivative instruments.

NOTE 25. RELATED-PARTY TRANSACTIONS

Virginia Power engages in related-party transactions primarily with other Dominion subsidiaries (affiliates). Virginia Power’s receivable and payable balances with affiliates are settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Virginia Power is included in Dominion’s consolidated federal income tax return and participates in certain Dominion benefit plans. A discussion of significant related-party transactions follows.

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

As of December 31, 2011 and 2010, Virginia Power’s derivative liabilities with affiliates were not material.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage. Presented below are significant transactions with DRS and other affiliates:

Year Ended December 31,	2011	2010	2009
(millions)
Commodity purchases from affiliates	$376	$373	$327
Services provided by affiliates	393	469	420
Services provided to affiliates	21	19	24

In the fourth quarter of 2011, a subsidiary of Virginia Power purchased nuclear fuel-related inventory from an affiliate for $39 million for future use at its nuclear generation stations.

The following table presents Virginia Power’s borrowings from Dominion under short-term arrangements:

At December 31,	2011	2010
(millions)
Outstanding borrowings, net of repayments, under the Dominion money pool for Virginia Power’s nonregulated subsidiaries	$187	$24
Short-term demand note borrowings from Dominion	—	79

Virginia Power’s interest charges related to its borrowings from Dominion were immaterial for the years ended December 31, 2011, 2010 and 2009.

In 2010 and 2009, Virginia Power issued 33,013 and 31,877 shares of its common stock to Dominion for approximately $1 billion in each year, for the purpose of retiring short-term demand note borrowings from Dominion. There were no such issuances of common stock in 2011.

Combined Notes to Consolidated Financial Statements, Continued

NOTE 26. OPERATING SEGMENTS

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

The Corporate and Other Segment of Dominion includes its corporate, service company and other functions (including unallocated debt) and the net impact of the operations and sale of Peoples, which is discussed in Note 4. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

DOMINION

In 2011, Dominion reported after-tax net expense of $346 million for specific items in the Corporate and Other segment, with $375 million of these net expenses attributable to its operating segments.

The net expenses for specific items in 2011 primarily related to the impact of the following items:

•

A $228 million ($139 million after-tax) charge reflecting plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain utility coal-fired generating units, attributable to Dominion Generation;

•	A $96 million ($59 million after-tax) charge reflecting restoration costs associated with damage caused by Hurricane Irene, primarily attributable to DVP;
•

A $66 million ($39 million after-tax) loss from the operations of Kewaunee, attributable to Dominion Generation. Kewaunee’s results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision in the first quarter of 2011 to pursue the sale of Kewaunee;

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

The net expenses for specific items in 2009 primarily related to the impact of the following items:

•	A $455 million ($281 million after-tax) ceiling test impairment charge related to the carrying value of Dominion’s E&P properties, attributable to Dominion Energy; and
•	A $712 million ($435 million after-tax) charge in connection with the settlement of Virginia Power’s 2009 base rate case proceedings, attributable to:
•	Dominion Generation ($257 million after-tax); and
•	DVP ($178 million after-tax).

The following table presents segment information pertaining to Dominion’s operations:

Year Ended December 31,	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2011
Total revenue from external customers	$3,663	$7,320	$2,044	$54	$1,298	$14,379
Intersegment revenue	173	350	1,077	596	(2,196)	—
Total operating revenue	3,836	7,670	3,121	650	(898)	14,379
Depreciation, depletion and amortization	374	459	207	29	—	1,069
Equity in earnings of equity method investees	—	3	23	9	—	35
Interest income	22	54	27	70	(106)	67
Interest and related charges	185	219	57	514	(106)	869
Income taxes	318	601	323	(497)	—	745
Net income attributable to Dominion	501	1,003	521	(617)	—	1,408
Investment in equity method investees	8	415	104	26	—	553
Capital expenditures	1,091	1,593	907	61	—	3,652
Total assets (billions)	11.5	22.1	10.6	11.4	(10)	45.6
2010
Total revenue from external customers	$3,613	$8,005	$2,335	$19	$1,225	$15,197
Intersegment revenue	207	413	1,166	750	(2,536)	—
Total operating revenue	3,820	8,418	3,501	769	(1,311)	15,197
Depreciation, depletion and amortization	353	462	210	30	—	1,055
Equity in earnings of equity method investees	—	11	21	10	—	42
Interest income	12	45	12	92	(90)	71
Interest and related charges	158	185	85	494	(90)	832
Income taxes	277	771	302	707	—	2,057
Loss from discontinued operations, net of tax	—	—	—	(155)	—	(155)
Net income attributable to Dominion	448	1,291	475	594	—	2,808
Investment in equity method investees	8	426	106	31	—	571
Capital expenditures	1,038	1,742	613	29	—	3,422
Total assets (billions)	10.8	20.4	9.7	10.8	(8.9)	42.8
2009
Total revenue from external customers	$3,107	$8,390	$2,604	$(472)	$1,169	$14,798
Intersegment revenue	174	361	1,206	711	(2,452)	—
Total operating revenue	3,281	8,751	3,810	239	(1,283)	14,798
Depreciation, depletion and amortization	341	492	258	47	—	1,138
Equity in earnings of equity method investees	—	8	21	13	—	42
Interest income	13	49	16	129	(118)	89
Interest and related charges	159	201	113	534	(118)	889
Income taxes	233	694	319	(650)	—	596
Income from discontinued operations, net of tax	—	—	—	26	—	26
Net income (loss) attributable to Dominion	384	1,281	517	(895)	—	1,287
Capital expenditures	841	2,140	737	119	—	3,837

At December 31, 2011, 2010, and 2009, none of Dominion’s long-lived assets and no significant percentage of its operating revenues were associated with international operations.

Combined Notes to Consolidated Financial Statements, Continued

VIRGINIA POWER

The majority of Virginia Power’s revenue is provided through tariff rates. Generally, such revenue is allocated for management reporting based on an unbundled rate methodology among Virginia Power’s DVP and Dominion Generation segments.

In 2011, Virginia Power reported after-tax net expenses of $268 million for specific items attributable to its operating segments in the Corporate and Other segment.

The net expenses for specific items in 2011 primarily related to the impact of the following:

•

A $228 million ($139 million after-tax) charge reflecting plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain coal-fired generating units, attributable to Dominion Generation;

•	A $96 million ($59 million after-tax) charge reflecting restoration costs associated with damage caused by Hurricane Irene, primarily attributable to DVP;
•	A $43 million ($26 million after-tax) charge related to the impairment of SO2 emissions allowances not expected to be
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

The following table presents segment information pertaining to Virginia Power’s operations:

Year Ended December 31,	DVP	Dominion Generation	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2011
Operating revenue	$1,793	$5,546	$(93)	$—	$7,246
Depreciation and amortization	368	350	—	—	718
Interest income	10	8	—	—	18
Interest and related charges	182	199	(50)	—	331
Income taxes	265	447	(172)	—	540
Net income (loss)	426	664	(268)	—	822
Capital expenditures	1,081	1,009	—	—	2,090
Total assets (billions)	10.7	14.3	—	(1.5)	23.5
2010
Operating revenue	$1,680	$5,546	$(7)	$—	$7,219
Depreciation and amortization	344	327	—	—	671
Interest income	11	4	—	—	15
Interest and related charges	158	189	—	—	347
Income taxes	228	385	(71)	—	542
Net income (loss)	377	630	(155)	—	852
Capital expenditures	1,035	1,199	—	—	2,234
Total assets (billions)	9.9	13.8	—	(1.4)	22.3
2009
Operating revenue	$1,465	$5,560	$(441)	$—	$6,584
Depreciation and amortization	320	320	1	—	641
Interest income	11	6	—	—	17
Interest and related charges	158	191	—	—	349
Income taxes	183	241	(277)	—	147
Net income (loss)	313	475	(432)	—	356
Capital expenditures	839	1,649	—	—	2,488

NOTE 27. QUARTERLY FINANCIAL AND COMMON STOCK DATA (UNAUDITED)

A summary of Dominion’s and Virginia Power’s quarterly results of operations for the years ended December 31, 2011 and 2010 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

DOMINION

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions, except per share amounts)
2011
Operating revenue	$4,057	$3,341	$3,803	$3,178	$14,379
Income from operations	963	725	833	340	2,861
Income from continuing operations(1)	479	336	392	201	1,408
Net income including noncontrolling interests	483	340	396	207	1,426
Net income attributable to Dominion	479	336	392	201	1,408
Basic EPS:
Income from continuing operations(1)	0.83	0.59	0.69	0.35	2.46
Net income attributable to Dominion	0.83	0.59	0.69	0.35	2.46
Diluted EPS:
Income from continuing operations(1)	0.82	0.58	0.69	0.35	2.45
Net income attributable to Dominion	0.82	0.58	0.69	0.35	2.45
Dividends paid per share	0.4925	0.4925	0.4925	0.4925	1.97
Common stock prices (intraday high-low)	$46.56 - 42.06	$48.55 - 43.27	$51.44 - 44.50	$53.59 - 48.21	$53.59 - 42.06
2010
Operating revenue	$4,168	$3,333	$3,950	$3,746	$15,197
Income from operations	734	3,110	1,119	737	5,700
Income from continuing operations(1)	323	1,759	575	306	2,963
Income (loss) from discontinued operations(1)	(149)	2	—	(8)	(155)
Net income including noncontrolling interests	178	1,765	579	303	2,825
Net income attributable to Dominion	174	1,761	575	298	2,808

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions, except per share amounts)
Basic EPS:
Income from continuing operations(1)	0.54	2.98	0.98	0.53	5.03
Income (loss) from discontinued operations(1)	(0.25)	—	—	(0.01)	(0.26)
Net income attributable to Dominion	0.29	2.98	0.98	0.52	4.77
Diluted EPS:
Income from continuing operations(1)	0.54	2.98	0.98	0.52	5.02
Income (loss) from discontinued operations(1)	(0.25)	—	—	(0.01)	(0.26)
Net income attributable to Dominion	0.29	2.98	0.98	0.51	4.76
Dividends paid per share	0.4575	0.4575	0.4575	0.4575	1.83
Common stock prices (intraday high-low)	$41.61 - 36.12	$42.56 - 38.05	$44.94 - 38.59	$45.12 - 41.13	$45.12 - 36.12

(1)	Amounts attributable to Dominion’s common shareholders.

Dominion’s 2011 results include the impact of the following significant item:

•

Fourth quarter results include a $139 million after-tax charge reflecting plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain utility coal-fired generating units.

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

Combined Notes to Consolidated Financial Statements, Continued

VIRGINIA POWER

Virginia Power’s quarterly results of operations were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions)
2011
Operating revenue	$1,757	$1,757	$2,177	$1,555	$7,246
Income from operations	511	471	568	55	1,605
Net income	278	241	297	6	822
Balance available for common stock	274	237	293	1	805
2010
Operating revenue	$1,739	$1,711	$2,111	$1,658	$7,219
Income (loss) from operations	254	479	673	235	1,641
Net income (loss)	95	267	380	110	852
Balance available for common stock	91	263	376	105	835

Virginia Power’s 2011 results include the impact of the following significant item:

•

Fourth quarter results include a $139 million after-tax charge reflecting plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain coal-fired power stations.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion’s 2011 Annual Report to contain a management’s report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2011, Dominion makes the following assertion:

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

Management evaluated Dominion’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that Dominion maintained effective internal control over financial reporting as of December 31, 2011.

Dominion’s independent registered public accounting firm is engaged to express an opinion on Dominion’s internal control over financial reporting, as stated in their report which is included herein.

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dominion Resources, Inc.

Richmond, Virginia

We have audited the internal control over financial reporting of Dominion Resources, Inc. and subsidiaries (“Dominion”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Dominion’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Dominion’s internal control over financial reporting based on our audit.

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

In our opinion, Dominion maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of Dominion and our report dated February 27, 2012, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2012

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Virginia Power’s 2011 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Virginia Power tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2011, Virginia Power makes the following assertion:

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

Management evaluated Virginia Power’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Management believes that Virginia Power maintained effective internal control over financial reporting as of December 31, 2011.

This annual report does not include an attestation report of Virginia Power’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Virginia Power’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 27, 2012

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DOMINION

The following information for Dominion is incorporated by reference from the Dominion 2012 Proxy Statement, which will be filed on or around March 23, 2012:

•	Information regarding the directors required by this item is found under the heading Election of Directors.
•

Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, required by this item is found under the heading Section 16(a) Beneficial Ownership Reporting Compliance.

•	Information regarding the Dominion Audit Committee Financial expert(s) required by this item is found under the headings Director Independence and Committees and Meeting Attendance.
•	Information regarding the Dominion Audit Committee required by this item is found under the headings The Audit Committee Report and Committees and Meeting Attendance.
•	Information regarding Dominion’s Code of Ethics required by this item is found under the heading Corporate Governance and Board Matters.

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
Thomas F. Farrell II (57)

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

Mr. Farrell’s qualifications to serve as a director include his 16 years of industry experience as well as his legal expertise, having served as General Counsel for Dominion and Virginia Power and as a practicing attorney with a private firm. He is chairman of the Edison Electric Institute and vice chairman of the Institute of Nuclear Power Operations through which he actively represents the interests of Dominion, Virginia Power and the energy sector. Mr. Farrell also has extensive community and public interest involvement and serves or has served on many non-profit and university foundations.

1999
Mark F. McGettrick (54)

Executive Vice President and CFO of Virginia Power and Dominion from June 2009 to date; President and COO-Generation of Virginia Power from February 2006 to May 2009; Executive Vice President of Dominion from April 2006 to May 2009.

Mr. McGettrick’s qualifications to serve as a director include his 32 years of power generation management and industry experience. He currently serves on the George Mason University board of visitors and business council and is on the Board of Directors of the Dominion Foundation. Mr. McGettrick also has community and public interest involvement and serves or has served on many non-profit foundations and boards.

2009
Steven A. Rogers (50)

Senior Vice President and Chief Administrative Officer of Dominion and President and Chief Administrative Officer of DRS from October 2007 to date; Senior Vice President and CAO of Virginia Power and Dominion from January 2007 to September 2007 and of CNG from January 2007 to June 2007.

Mr. Roger’s qualifications to serve as a director include his 16 years of industry experience, prior work with Deloitte & Touche, LLP and his former membership in the FASB’s Financial Accounting Standards Advisory Committee. Mr. Rogers also has community and public interest involvement and serves or has served on many non-profit foundations and boards.

2007
(1)	Any service listed for Dominion, DRS and CNG reflects service at a parent, subsidiary or affiliate. Virginia Power is a wholly-owned subsidiary of Dominion. DRS is an affiliate of Virginia Power and is also a subsidiary of Dominion. CNG is a former subsidiary of Dominion that merged with and into Dominion.

Executive Officers of Virginia Power

Information concerning the executive officers of Virginia Power, each of whom is elected annually, is as follows:

Name and Age	Business Experience Past Five Years(1)
Thomas F. Farrell II (57)	Chairman of the Board of Directors and CEO of Virginia Power from February 2006 to date; Chairman of the Board of Directors of Dominion from April 2007 to date; President and CEO of Dominion from January 2006 to date; Chairman of the Board of Directors, President and CEO of CNG from January 2006 to June 2007; Director of Dominion from March 2005 to April 2007.
Mark F. McGettrick (54)	Executive Vice President and CFO of Virginia Power and Dominion from June 2009 to date; President and COO-Generation of Virginia Power from February 2006 to June 2009; Executive Vice President of Dominion from April 2006 to May 2009.
Paul D. Koonce (52)	President and COO of Virginia Power from June 2009 to date; Executive Vice President of Dominion from April 2006 to date; President and COO-Energy of Virginia Power from February 2006 to September 2007.
David A. Christian (57)	President and COO of Virginia Power from June 2009 to date; Executive Vice President of Dominion from May 2011 to date; President and CNO of Virginia Power from October 2007 to May 2009; Senior Vice President-Nuclear Operations and CNO of Virginia Power from April 2000 to September 2007.
David A. Heacock (54)	President and CNO of Virginia Power from June 2009 to date; President and COO-DVP of Virginia Power and Senior Vice President of Dominion from June 2008 to May 2009; Senior Vice President-DVP of Virginia Power from October 2007 to May 2008; Senior Vice President-Fossil & Hydro of Virginia Power from April 2005 to September 2007.
Robert M. Blue (44)	Senior Vice President-Law, Public Policy and Environment of Virginia Power, Dominion and DRS from January 2011 to date; Senior Vice President-Public Policy and Environment of Dominion and DRS from February 2010 to December 2010; Senior Vice President-Public Policy and Corporate Communications of Dominion and DRS from May 2008 to January 2010; Vice President-State and Federal Affairs of DRS from September 2006 to May 2008.
Ashwini Sawhney (62)	Vice President-Accounting of Virginia Power from April 2006 to date; Vice President-Accounting and Controller (CAO) of Dominion from May 2010 to date; Vice President and Controller (CAO) of Dominion from July 2009 to May 2010; Vice President and Controller of Dominion from April 2007 to June 2009; Vice President-Accounting and Controller of Dominion from January 2007 to April 2007 and of CNG from January 2007 to June 2007.

(1)	Any service listed for Dominion, DRS and CNG reflects services at a parent, subsidiary or affiliate.

Section 16(a) Beneficial Ownership Reporting Compliance

To Virginia Power’s knowledge, for the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to its executive officers and directors were satisfied.

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

Item 11. Executive Compensation

DOMINION

The following information about Dominion is contained in the 2012 Proxy Statement and is incorporated by reference: the information regarding executive compensation contained under the headings Compensation Discussion and Analysis and Executive Compensation; the information regarding Compensation Committee interlocks contained under the heading Compensation Committee Interlocks and Insider Participation; the Compensation, Governance and Nominating Committee Report; and the information regarding director compensation contained under the heading Non-Employee Director Compensation.

VIRGINIA POWER

COMPENSATION COMMITTEE REPORT

In preparation for the filing of Virginia Power’s Annual Report on Form 10-K, Dominion’s CGN Committee reviewed and discussed the following CD&A with management and has recommended to the Board of Directors of Virginia Power that the CD&A be included in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011.

Frank S. Royal, Chairman

John W. Harris

Robert S. Jepson, Jr.

Mark J. Kington

David A. Wollard

February 21, 2012

INTRODUCTION

Virginia Power is a wholly-owned subsidiary of Dominion. Virginia Power’s Board is comprised of Messrs. Farrell, McGettrick and Rogers. As executive officers of Virginia Power, Messrs. Farrell and McGettrick are not independent. Mr. Rogers is not considered to be independent because he is an officer of Dominion. Because Virginia Power’s Board is not independent, there is not a separate compensation committee at the Virginia Power level. Instead, Virginia Power’s Board depends on the advice and recommendations of Dominion’s CGN Committee which is comprised of independent directors. Virginia Power’s Board approves all compensation paid to Virginia Power’s executive officers based on Dominion’s CGN Committee recommendations.

None of Virginia Power’s directors receive any compensation for services they provide as directors. No executive officer of Dominion or Virginia Power serves as a member of another compensation committee or on the Board of Directors of any company of which a member of Dominion’s CGN Committee, Dominion’s Board of Directors or Virginia Power’s Board of Directors serves as an executive officer.

Because the CGN Committee effectively administers one compensation program for all of Dominion, the following discussion and analysis is based on Dominion’s overall compensation program.

COMPENSATION DISCUSSION AND ANALYSIS

This CD&A provides a detailed explanation of the objectives and principles that underlie Dominion’s executive compensation program, its elements and the way performance is measured, evaluated and rewarded. It also describes Dominion’s compensation decision-making process. Dominion’s executive compensation program is designed to pay for performance and played an important role in the company’s success in 2011 by linking a significant amount of compensation to the achievement of performance goals.

The program and processes generally apply to all officers, but this discussion and analysis focuses primarily on compensation for the NEOs of Virginia Power. During 2011, Virginia Power’s NEOs were:

•	Thomas F. Farrell II, Chairman, President and CEO
•	Mark F. McGettrick, Executive Vice President and CFO
•	Paul D. Koonce, Executive Vice President and COO – DVP
•	David A. Christian, Executive Vice President and COO –Generation
•	David A. Heacock, President and CNO

The CGN Committee determines the compensation payable to officers of Dominion and its wholly-owned subsidiaries on an aggregate basis, taking into account all services performed by the officers, whether for Dominion or one or more of its subsidiaries. All of Virginia Power’s NEOs, except for Mr. Heacock, are NEOs of Dominion. For the NEOs included in Dominion’s annual proxy statement, these aggregate amounts are reported in the Summary Compensation Table and related executive compensation tables. For purposes of reporting each NEO’s compensation from Virginia Power in the Summary Compensation Table (and related tables that follow) in this Item 11, the aggregate compensation for each NEO is pro-rated based on the ratio of services performed by the NEO for Virginia Power to the NEO’s total services performed for all of Dominion. For officers who are NEOs of both Virginia Power and Dominion, the amounts reported in the tables below are part of, and not in addition to the aggregate compensation amounts that are reported for these NEOs in Dominion’s 2012 Proxy Statement. The CD&A below discusses the CGN Committee’s decisions with respect to each NEO’s aggregate compensation for all services performed for all of Dominion, not just the pro-rated portion attributable to the NEO’s services for Virginia Power.

OBJECTIVES OF DOMINION’S EXECUTIVE COMPENSATION PROGRAM AND THE COMPENSATION DECISION-MAKING PROCESS

Objectives

Dominion’s executive compensation philosophy is to provide a competitive total compensation program tied to performance and aligned with the interests of Dominion shareholders, employees and customers.

The major objectives of Dominion’s compensation program are to:

•	Attract, develop and retain an experienced and highly qualified management team;
•	Motivate and reward superior performance that supports Dominion’s business and strategic plans and contributes to the long-term success of the company;
•	Align the interests of management with those of Dominion’s shareholders by placing a substantial portion of pay at risk through performance goals that, if achieved, are expected to increase TSR;
•	Promote internal pay equity; and
•	Reinforce Dominion’s four core values of safety, ethics, excellence and One Dominion – Dominion’s term for teamwork.

These objectives provide the framework for the compensation decisions. To determine if Dominion is meeting the objectives of its compensation program, the CGN Committee reviews and compares Dominion’s actual performance to its short-term and long-term goals, strategies, and peer companies’ performance.

Dominion’s 2011 performance indicates that the design of Dominion’s compensation program is meeting these objectives. The NEOs have service with Dominion ranging from 13 to 35 years. Dominion has attracted, motivated and maintained a superior leadership team with skills, industry knowledge and institutional experience that strengthen their ability to act as sound stewards of Dominion’s shareholder dollars. Dominion is performing well relative to internal goals and as compared to its peers.

In 2011, Dominion shareholders voted on the executive compensation program (also known as “Say on Pay”) for the first time and approved it by 94%. The CGN Committee considered the very strong shareholder endorsement of the CGN Committee’s decisions and policies and Dominion’s overall executive compensation program in continuing the pay-for-performance program that is currently in place without any specific changes for 2012 based on the vote.

The Process for Setting Compensation

The CGN Committee is responsible for reviewing and approving NEO compensation and the overall executive compensation program. Each year, the CGN Committee reviews and considers a comprehensive assessment and analysis of the executive compensation program, including the elements of each NEO’s compensation, with input from management and the independent compensation consultant. As part of its assessment, the CGN Committee reviews the performance of the CEO and other executive officers, meets at least annually with the CEO to discuss succession planning for his position and the positions of senior officers, reviews the share ownership guidelines and executive officer compliance with the guidelines, and establishes compensation programs designed to achieve Dominion’s objectives.

THE ROLE OF THE INDEPENDENT COMPENSATION CONSULTANT

The CGN Committee’s practice has been to retain an independent compensation consultant, PM&P, to advise the committee on executive and director compensation matters. PM&P does not provide any services to Dominion other than its consulting services to the CGN Committee related to executive and director compensation. The PM&P consultant participates in meetings with the CGN Committee, either in person or by teleconference, and communicates directly with the chairman of the committee outside of the committee meetings as requested by the chairman of the committee. PM&P also reviewed meeting materials for the CGN Committee and provided the following services related to the 2011 executive compensation program:

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

•	Generally reviewed and offered advice as requested by or on behalf of the CGN Committee regarding other aspects of the executive compensation program, including best practices and other matters.

MANAGEMENT’S ROLE IN DOMINION’S PROCESS

Although the CGN Committee has the responsibility to approve and monitor all compensation for the NEOs, management plays an important role in determining executive compensation. Under the direction of the Corporate Secretary, internal compensation specialists provide the CGN Committee with data, analysis and counsel regarding the executive compensation program, including an ongoing assessment of the effectiveness of the program, peer practices, and executive compensation trends and best practices. The CEO, CFO and Corporate Secretary, along with the internal compensation and financial specialists, assist in the design of the incentive compensation plans, including performance target recommendations consistent with strategic goals, and recommendations for establishing the peer group.

Management also works with the Chairman of the CGN Committee to establish the agenda and prepare meeting information for each CGN Committee meeting.

On an annual basis, the CEO is responsible for reviewing Dominion’s succession plans for his own position and for Dominion’s senior officers with the CGN Committee. He is also responsible for reviewing the performance of his senior officers, including the other NEOs, with the CGN Committee at least annually. He makes recommendations on the compensation and benefits for the NEOs (other than himself) to the CGN Committee and provides other information and counsel as appropriate or as requested by the CGN Committee, but all decisions are ultimately made by the CGN Committee.

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

Dominion’s peer group is generally consistent from year to year, with merger and acquisition activity being the primary reason for any changes. With the announced mergers of Duke Energy Corporation with Progress Energy, Inc. and Exelon Corporation with Constellation Energy Group, Inc. two companies were added to Dominion’s 2011 peer group: CMS Energy Corporation and Xcel Energy Inc. The members of Dominion’s peer group are as follows:

Ameren Corporation American Electric Power Company, Inc. CMS Energy Corporation Constellation Energy Group, Inc. DTE Energy Company Duke Energy Corporation Entergy Corporation Exelon Corporation	FirstEnergy Corp. NextEra Energy, Inc. (formerly FPL Group, Inc.) NiSource, Inc. PPL Corporation Progress Energy, Inc. Public Service Enterprise Group Inc. Southern Company Xcel Energy Inc.

The CGN Committee, PM&P and management use peer company data to: (i) compare Dominion’s stock and financial performance against its peers using a number of different metrics and time periods to evaluate how Dominion is performing as compared to its peers; (ii) analyze compensation practices within the industry; (iii) evaluate peer company practices and determine peer median and 75th percentile ranges for base pay, annual incentive pay, long-term incentive pay and total direct compensation, both generally and for specific positions; and (iv) compare Employment Continuity Agreements and other benefits. In setting the levels for base pay, annual incentive pay, long-term incentive pay and total direct compensation, the CGN Committee also takes into consideration Dominion’s larger size compared with the median of the peer group.

SURVEY DATA

Dominion did not benchmark or otherwise use broad-based market data as the basis for compensation decisions for the NEOs and other senior officers. Survey compensation data is used only to provide a general understanding of compensation practices and trends. The CGN Committee takes into account individual and company specific factors, including internal pay equity, along with peer company data in establishing compensation opportunities. The CGN Committee believes that this emphasis better reflects Dominion’s specific needs in its distinct competitive market and with respect to its size and complexity versus its peers.

COMPENSATION DESIGN AND RISK

Dominion’s management, including Dominion’s chief risk officer and other executives, annually reviews the overall structure of Dominion’s executive compensation program and policies to ensure they are consistent with effective management of enterprise key risks and that they do not encourage executives to take unnecessary or excessive risks that could threaten the value of the enterprise. With respect to the programs and policies that apply to the NEOs, this review includes:

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

Among the factors considered in management’s assessment are: the balance of the overall program design, including the mix of cash and equity compensation; the mix of fixed and variable compensation; the balance of short-term and long-term objectives of incentive compensation; the performance metrics, performance targets, threshold performance requirements and capped payouts related to incentive compensation; the clawback provision on incentive compensation; Dominion’s share ownership guidelines, including share ownership levels and retention practices; prohibitions on hedging, pledging, and other derivative transactions related to Dominion stock; and internal controls and oversight structures in place at Dominion.

Management reviewed and provided the results of this assessment to the CGN Committee. Based on this review, the CGN Committee believes that Dominion’s well-balanced mix of salary and short-term and long-term incentives, as well as the performance metrics that are included in the incentive programs, are appropriate and consistent with Dominion’s risk management practices and overall strategies.

OTHER TOOLS

The CGN Committee uses a number of tools in its annual review of the compensation of Dominion’s NEOs, including charts illustrating the total range of payouts for each performance-based compensation element under a number of different scenarios; spreadsheets showing the cumulative dollar impact on total direct compensation that could result from implementing proposals on any single element of compensation; graphs showing the relationship between the CEO’s pay and that of the next highest-paid officer and Dominion’s NEOs as a group; and other information the CGN Committee may request in its discretion. Management’s internal compensation specialists provide the CGN Committee with detailed comparisons of the design and features of Dominion’s long-term incentive and other executive benefit programs with available information regarding similar programs at the peer companies. These tools are used as part of the overall process to ensure that the program results in appropriate pay relationships as compared to Dominion’s peer companies and internally among Dominion’s NEOs, and that an appropriate balance of at-risk, performance-based compensation is maintained to support the program’s core objectives. No material adjustments were made to Dominion’s NEO’s compensation as a result of using these tools.

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
Annual Incentive Plan

•      Provide competitive level of at-risk cash compensation for achievement of short-term financial and operational goals

•       Align short-term compensation with annual budget, earnings goals, business plans and core values

•      Cash payments based on achievement of annual financial and individual operating and stewardship goals

•       Rewards achievement of annual financial goals for Dominion as well as business unit and individual goals selected to support longer-term strategies

Long-Term Incentive Program	• Provide competitive level of at-risk compensation for achievement of long-term performance goals • Create long-term shareholder value • Retain talent and support the succession planning process

•      A combination of performance-based cash and restricted stock awards (for 2011, a 50/50 mix)

•      Encourages and rewards officers for making decisions and investments that create long-term shareholder value as reflected in superior relative TSR, as well as achieving desired returns on invested capital

Employee and Executive Benefits

•      Provide competitive retirement and other benefit programs that attract and retain highly qualified individuals

•       Provide competitive terms to encourage officers to remain with Dominion during any potential change in control to ensure an orderly transition of management

•      Includes company-wide benefit programs, executive retirement plans, limited perquisites, and change in control and other agreements, supplemented with non-compete provisions in the non-qualified retirement plans

•       Encourages officers to remain with Dominion long-term and to act in the best interests of shareholders, even during any potential change in control

Factors in Setting Compensation

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

The CGN Committee generally evaluates each NEO’s base salary, total cash and total direct compensation opportunities against peer group data, both at peer group median and the 75th percentile, to ensure the compensation levels are appropriately competitive, but with the exception of base salary, does not target these compensation levels at a particular percentile or range of the peer group data. Base salary is generally targeted at or slightly above the peer group 50th percentile (median). For Mr. Heacock, the same evaluation process is performed using the Towers Watson Energy Services data instead of peer group data. See Exhibit 99 of this Form 10-K for a listing of the companies included in the survey. Compensation decisions are based on what the

CGN Committee deems appropriate, taking into consideration a number of factors, including those discussed above. However, actual compensation targets may range from below peer median to at or above the 75th percentile based on a number of factors, including experience, tenure and internal pay equity considerations. As part of this analysis, the CGN Committee also takes into account Dominion’s larger size and complexity compared to its peer companies.

In setting compensation for 2011, due to continued economic uncertainty, Dominion provided a modest increase in base salary for all officers, generally, and made adjustments to performance-based compensation target levels for certain officers. Based on the review of peer company compensation data, each NEO’s job performance, recent promotions and internal pay equity considerations such as scope and complexity of the position relative to other positions at Dominion, the CGN Committee determined it was appropriate to increase the target levels under the LTIP for Messrs. McGettrick, Christian and Heacock as described below in Long-Term Incentive Program.

CEO Compensation Relative to Other NEOs

Mr. Farrell participates in the same compensation programs and receives compensation based on the same philosophy and factors as other NEOs. Application of the same philosophy and factors to Mr. Farrell’s position results in overall CEO compensation that is significantly higher than the compensation of the other NEOs. His compensation is commensurate with his greater responsibilities and decision-making authority, broader scope of duties encompassing the entirety of Dominion (as compared to the other NEOs who are responsible for significant but distinct areas within the company) and his overall responsibility for corporate strategy. His compensation also reflects his role as the principal corporate representative to investors, customers, regulators, analysts, legislators, industry and the media.

Dominion considers CEO compensation trends as compared to the next highest-paid officer, as well as to other executive officers as a group, over a multi-year period to monitor the ratio of Mr. Farrell’s pay relative to the pay of other executive officers based on (i) salary only and (ii) total direct compensation. Dominion also compares its ratios to that of its peers to confirm that its ratios are consistent with practices at the peer companies. There is no particular targeted ratio or goal, but instead the CGN Committee considers year-to-year trends and comparisons with peer companies. The CGN Committee did not make any adjustments to the compensation of any NEOs based on this review in 2011.

Allocation of Total Direct Compensation in 2011

Consistent with Dominion’s objective to reward strong performance based on the achievement of short-term and long-term goals, a significant portion of total cash and total direct compensation is at risk. Approximately 88% of Mr. Farrell’s targeted 2011 total direct compensation is performance-based, tied to pre-approved performance metrics, including relative TSR and ROIC, or tied to the performance of Dominion’s stock. For the other NEOs, performance-based and stock-based compensation ranges from 65% to 80% of targeted 2011 total direct compensation. This compares to an average of approximately 54% of targeted compensation at risk for most officers at the vice president level and an average of approximately 12% of total pay at risk for non-officer employees.

The charts below illustrate the elements of total direct compensation opportunities in 2011 for Mr. Farrell and the other NEOs as a group and the allocation of such compensation among base salary, targeted 2011 AIP award and targeted 2011 long-term incentive compensation.

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

The primary goal is to compensate its officers at a level that best achieves its objectives and reflects the considerations discussed above. Dominion believes that an overall goal of targeting base salary at or slightly above the peer group median is a conservative but appropriate target for base pay. However, an individual’s compensation may be below or above Dominion’s target range based on a number of factors such as performance, tenure, and other factors explained above in Factors in Setting Compensation. In addition to being ranked above the peer group median in 2011 in terms of revenues, assets and market capitalization, the scope of Dominion’s business operations is complex and unique in its industry. Successfully managing such a broad and complex business requires a skilled and experienced management team. Dominion believes it would not be able to successfully recruit and retain such a team if the base pay for officers was generally below the peer group median. Although individual and company performance would have supported merit increases, most officers, including all NEOs, have received modest or no increases in their base salaries since 2009 due to the uncertain market conditions and economic climate. For 2011, the CGN Committee approved a 2% base salary increase for all NEOs, except for Mr. Heacock. Mr. Heacock’s base salary was increased by 10% due to his continued transition to the President and CNO position which he assumed in June 2009. The 2011 merit increase was Mr. Farrell’s first increase in base salary since 2008.

Annual Incentive Plan

OVERVIEW

The AIP plays an important role in meeting Dominion’s overall objective of rewarding strong performance. The AIP is a cash-based program focused on short-term goal accomplishments and is designed to:

•	Tie interests of shareholders, customers and employees closely together;
•	Focus the workforce on company, operating group, team and individual goals that ultimately influence operational and financial results;
•	Reward corporate and operating unit earnings performance;
•	Reward safety and other operating and stewardship goal success;
•	Emphasize teamwork by focusing on common goals;
•	Appropriately balance risk and reward; and
•	Provide a competitive total compensation opportunity.

TARGET AWARDS

An NEO’s compensation opportunity under the AIP is based on a target award. Target awards are determined as a percentage of a participant’s base salary (for example, 85% of base salary). The target award is the amount of cash that will be paid if a participant achieves a score of 100% for the goals established at the beginning of the year and the plan is funded at the full funding target set for the year. Participants who retire during the plan year are eligible to receive a prorated payment of their AIP award after the end of the plan year based on final funding and goal achievement. Participants who voluntarily terminate employment during the plan year and who are not eligible to retire (before attainment of age 55) forfeit their AIP award.

AIP target award levels are established based on a number of factors, including historical practice, individual and company performance and internal pay equity considerations, and are compared against peer group data to ensure the appropriate competitiveness of an NEO’s total cash compensation opportunity. However, as discussed above, AIP target award levels were not targeted at a specific percentile or range of the peer group data, nor was survey data used in setting AIP target award levels for 2011. Annual incentive target award levels are also consistent with Dominion’s intent to have a significant portion of NEO compensation at risk. The 2011 AIP targets for all NEOs were the same as the 2010 AIP targets and are shown below.

Name	2011 AIP Target Award*
Thomas F. Farrell II	125%
Mark F. McGettrick	100%
Paul D. Koonce	90%
David A. Christian	85%
David A. Heacock	70%

* As a % of base salary

FUNDING OF THE 2011 AIP

Funding of the 2011 AIP was based solely on consolidated operating earnings per share, with potential funding ranging from 0% to 200% of the target funding. Consolidated operating earnings are Dominion’s reported earnings determined in accordance with GAAP, adjusted for certain items. Dominion believes that by placing a focus on pre-established consolidated operating earnings per share targets, it increases employee awareness of the company’s financial objectives and encourages behavior and performance that will help achieve these objectives.

The 2011 AIP had a full funding target of $3.05 consolidated operating earnings per share, which was at the lower end of the 2011 earnings guidance announced in January 2011 and the revised earnings guidance that was announced in October 2011. Funding is based on a formula where funding begins for all eligible employees, including all of the NEOs, when Dominion is able to report $3.05 consolidated operating earnings per share, exclusive of AIP funding expense. Additional earnings are then used to fund the AIP up to a 100% funding level. Once operating earnings support $3.05 consolidated operating earnings per share with all employees’ AIP funded at 100%, then any additional consolidated operating earnings above the full funding target of $3.05 operating earnings per share are shared equally between AIP participants and shareholders, up to the maximum AIP funding level of 200% at $3.16 operating earnings per share.

Full funding means that the AIP is 100% funded and participants can receive their full targeted AIP payout if they achieve a score of 100% for their particular goal package, as described below in How AIP Payouts are Determined. At the maximum plan funding level of 200%, participants can earn up to two times their targeted AIP payout, subject to achievement of their individual goal packages.

Dominion’s consolidated operating earnings for the year ended December 31, 2011 were $1.75 billion, or $3.05 per share, as compared to its consolidated reported earnings in accordance with GAAP of $1.41 billion or $2.45 per share.* This resulted in 75% funding for the 2011 AIP.

*Reconciliation of 2011 Consolidated Operating Earnings to Reported Earnings. The following items, which are after-tax, are included in Dominion’s 2011 reported earnings, but are excluded from consolidated operating earnings: $178 million impairment charge related to certain utility and merchant coal-fired power stations; $59 million of restoration costs associated with Hurricane Irene; $39 million net loss from operations at Kewaunee, which is being marketed for sale; $34 million impairment of excess emission allowances resulting from a new EPA air pollution rule; $21 million of severance costs and other charges resulting from expected closings of Salem Harbor and State Line; $19 million net charge in connection with the Virginia Commission’s final ruling associated with its biennial review of Virginia Power’s base rates for 2009-2010 test years; $13 million of earthquake related costs, largely related to inspections following the safe shutdown of reactors at North Anna; $14 million benefit related to litigation with the DOE for spent nuclear fuel-related costs at Millstone and $3 million net benefit related to other items.

HOW AIP PAYOUTS ARE DETERMINED

For most officers other than Dominion’s NEOs, payout of their funded AIP awards for 2011 was subject to the accomplishment of business unit financial and operating and stewardship goals, including a safety goal. The percentage allocated to each category of goals represents the percentage of the funded award subject to the performance of that goal. Officer goals are weighted according to their responsibilities. The overall score cannot exceed 100%.

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

The AIP is designed so that AIP payouts earned by Dominion’s NEOs will qualify as tax deductible “performance-based” compensation under Section 162(m) of the IRC. To preserve the tax deduction for payouts made to the NEOs whose compensation is subject to IRC Section 162(m), their payout, if any, is contingent solely on the achievement of the consolidated financial goal (weighted 100%). If the consolidated financial goal is met, the CGN Committee has the authority to exercise negative discretion to lower payouts if additional discretionary goals are adopted and these discretionary goals are not achieved.

For the 2011 AIP, all of the NEOs adopted a discretionary safety goal. Messrs. Koonce, Christian and Heacock also adopted discretionary business unit financial goals and Mr. Heacock also adopted discretionary operating and stewardship goals. These goals are described under 2011 AIP Payouts. The following table shows the goal weightings applied to the NEOs’ discretionary goals.

Name	Consolidated Financial Goal	Business Unit Financial Goals	Operating/ Stewardship*
Thomas F. Farrell II	95%	0%	5%
Mark F. McGettrick	95%	0%	5%
Paul D. Koonce	65%	30%	5%
David A. Christian	65%	30%	5%
David A. Heacock	40%	30%	30%

* 5% goal weighting is for safety goal. Mr. Heacock had other non-safety operating and stewardship goals as described below.

2011 AIP PAYOUTS

The formula for calculating an award is:

The 2011 discretionary business unit financial goals and accomplishment levels for Mr. Koonce (DVP) and Messrs. Christian and Heacock (Dominion Generation) were as follows:

Business Unit	Goal Threshold (Net Income)	Goal 100% Payout (Net Income)	Actual 2011 Net Income	Actual 2011 Net Income Excluding AIP Expense	2011 Approved Accomplishment
(Million/$)
DVP	$409	$511	$501	$512	100%
Dominion Generation	802	1,003	1,003	1,034	100%

For 2011, amounts for the AIP expense were not included in all business units’ budgets and are not reflected in the goal threshold and goal for 100% payout amounts shown above. The CGN Committee considered each business unit’s net income amount, including and excluding the expense for the AIP, and determined it was appropriate to approve 100% accomplishment of the business unit financial goals.

Both Messrs. Farrell and McGettrick met their target safety goal of four or less OSHA recordable incidents with an incident rate of 0.15 or less for the DRS business unit. For Mr. Koonce, DVP’s OSHA incident rate and lost time/restricted duty rate exceeded the target rates of 1.24 and 0.75, respectively, which resulted in a 52% accomplishment of his safety goal. Mr. Christian met his target safety goal of an OSHA incident rate ranging from 0.23 to 2.0 for certain operating units and recordable incident of 1 or less for another operating unit in the Dominion Generation business unit. Mr. Heacock met his target safety goal of total OSHA recordable injuries of ten or less (weighted 6%) and total station clock resets of six or less for the Dominion Nuclear fleet (weighted 8%).

In addition to his safety goal, Mr. Heacock had discretionary operating and stewardship goals in three other categories: environmental compliance (weighted 5%); radiation exposure (weighted 4%); and fleet capacity factor (weighted 7%). Mr. Heacock met his environmental compliance and radiation exposure goals, but missed his fleet capacity factor goal. Mr. Heacock earned five extra credit points for safety by exceeding his overall safety goal and was able to apply the extra credit to his missed fleet capacity factor goal in accordance with the AIP guidelines. As a result, Mr. Heacock’s total payout score was 100%.

Amounts earned under the 2011 AIP by NEOs are shown below and are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Name	Base Salary		Target Award		Funding %		Total Payout Score %		2011 AIP Payout
Thomas F. Farrell II	394,373	X	125%	X	75%	X	100%	=	369,725
Mark F. McGettrick	322,000	X	100%	X	75%	X	100%	=	241,500
Paul D. Koonce	425,230	X	90%	X	75%	X	97.6%	=	280,141
David A. Christian	310,343	X	85%	X	75%	X	100%	=	197,844
David A. Heacock	218,709	X	70%	X	75%	X	100%	=	114,822

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power for the year presented.

Mr. Koonce’s payout score was calculated as follows:

Consolidated Financial Goal Accomplishment		Goal Weighting		Business Unit Financial Goal Accomplishment		Goal Weighting		Operating/ Stewardship Goal Accomplishment		Goal Weighting		Total Payout Score
100%	X	65%	+	100%	X	30%	+	52%	X	5%	=	97.6%

Long-Term Incentive Program

OVERVIEW

Dominion’s LTIP focuses on Dominion’s longer-term strategic goals and retention of its executives. Since 2006, 50% of Dominion’s long-term incentives have been full value equity awards in the form of restricted stock with time-based vesting and the other 50% have been performance-based awards. Dominion believes restricted stock serves as a strong retention tool and also creates a focus on Dominion’s stock price to further align the interests of officers with the interests of its shareholders and customers. For those officers who have made substantial progress toward their share ownership guidelines, 50% of their long-term award is in the form of a cash performance grant. Officers who have not achieved 50% of their targeted share ownership guideline receive goal-based stock performance grants instead of a cash performance grant. Dividend equivalents are not paid on any performance-based grants. Because officers are expected to retain ownership of shares upon vesting of restricted stock awards, as explained in Share Ownership Guidelines, the long-term cash performance grant balances the program and allows a portion of the long-term incentive award to be accessible to the NEOs during the course of their employment.

The CGN Committee approves long-term incentive awards in January each year with a grant date established in early February. This process ensures incentive-based awards are made at the beginning of the performance period and shortly after the public disclosure of Dominion’s earnings for the prior year. Like the AIP target award levels discussed above, long-term incentive target award levels are established based on a number of factors, including historical practice, individual and company performance, and internal pay equity considerations, and are compared against peer group data to ensure the appropriate competitiveness of an NEO’s total direct compensation opportunity. However, as discussed above, long-term incentive target award levels are not targeted at a specific percentile or range of the peer group data, nor was market survey data a factor in setting long-term incentive target award levels for 2011.

For 2011, the CGN Committee approved increases to Messrs. McGettrick, Christian and Heacock’s target long-term incentive awards as discussed below.

MCGETTRICK. Among the factors considered by the CGN Committee in determining the amount of Mr. McGettrick’s award were Mr. McGettrick’s long tenure with Dominion, his performance as CFO and his increased responsibilities as a result of his promotion from CEO of the Dominion Generation business unit to CFO of Dominion in 2009. The CGN Committee determined it was appropriate to approve an 11% increase in Mr. McGettrick’s target long-term incentive award, which resulted in a 7% increase in target total direct compensation.

CHRISTIAN. For Mr. Christian, the CGN Committee considered, among other factors, Mr. Christian’s long tenure with Dominion, his performance as CEO of the Dominion Generation business unit and Mr. Christian’s increased responsibility as a result of his promotion from President and CNO of the Dominion Nuclear unit in 2009 to his current position. The CGN Committee also considered the size of the Dominion Generation business unit, which is the largest of Dominion’s three business units, relative to Dominion’s other business units in determining his long-term incentive target award and the continued transition of Mr. Christian’s compensation to a business unit CEO level. The CGN Committee determined it was appropriate to approve a 32% increase in Mr. Christian’s target long-term incentive award, which resulted in a 16% increase in target total direct compensation.

HEACOCK. Among the factors considered by the CGN Committee in determining the amount of Mr. Heacock’s award were his long tenure with Dominion, his performance as President and CNO of the Dominion Nuclear unit and his increased responsibilities related to that position and the complexity of the nuclear industry. The CGN Committee determined it was appropriate to approve an 11% increase in Mr. Heacock’s long-term incentive award, which resulted in a 10.5% increase in target total direct compensation.

Information regarding the fair value of the 2011 restricted stock grants and target cash performance grants for the NEOs is provided in the Grants of Plan-Based Awards table.

2011 RESTRICTED STOCK GRANTS

All officers received a restricted stock grant on February 1, 2011 based on a stated dollar value. The number of shares awarded was determined by dividing the stated dollar value by the closing price of Dominion’s common stock on January 31, 2011. The grants have a three-year vesting term, with cliff vesting at the end of the restricted period on February 1, 2014. Dividends are paid to officers during the restricted period. The grant date fair value and vesting terms of the 2011 restricted stock grant awards made to the NEOs are disclosed in the Grants of Plan-Based Awards table and related footnotes.

2011 PERFORMANCE GRANTS

Most officers, including the NEOs, received cash performance grants on February 1, 2011. The performance period commenced on January 1, 2011 and will end on December 31, 2012. The 2011 grants are denominated as a target award, with potential payouts ranging from 0-200% of the target based on Dominion’s TSR relative to the peer group of companies selected by the CGN Committee and ROIC, weighted equally. The CGN Committee regularly reviews the design of the LTIP. As part of its annual review of the compensation peer group, the CGN Committee also considers the relevance of the compensation peer group for measuring relative TSR under performance-based awards.

The TSR metric was selected to focus officers on long-term shareholder value when developing and implementing their strategic plans and in turn, reward management based on the achievement of TSR levels as measured relative to Dominion’s peer companies. The ROIC metric was selected to reward officers for the achievement of expected levels of return on Dominion’s investments. Dominion believes an ROIC measure encourages management to choose the right investments, and with those investments, to achieve the highest returns possible through prudent decisions, management and control of costs. The target award and vesting terms of 2011 performance grants made to the NEOs are disclosed in the Grants of Plan-Based Awards table and related footnotes.

PAYOUT UNDER 2010 PERFORMANCE GRANTS

In February 2012, final payouts were made to officers who received 2010 performance grants, including the NEOs. The 2010 performance grants were based on two goals: TSR for the two-year period ended December 31, 2011 relative to Dominion’s peer group of companies (weighted 50%) and ROIC for the same two-year period (weighted 50%).

•

Relative TSR (50% weighting). TSR is the difference between the value of a share of common stock at the beginning and end of the two-year performance period, plus dividends paid as if reinvested in stock. For this metric, Dominion’s TSR is compared to TSR levels at its peer companies for the same two-year period. The peer group for the TSR metric for the 2010 performance grant is the same group of companies described above in The Peer Group and Peer Group Comparisons, excluding CMS Energy Corporation and Xcel Energy Inc. The relative TSR targets and corresponding payout scores are as follows:

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

Actual relative TSR performance for the 2010-2011 period was in the top quartile.

•

ROIC (50% weighting). ROIC reflects Dominion’s total return divided by average invested capital for the performance period. The ROIC goal at target is consistent with the strategic plan/annual business plan as approved by Dominion’s Board. For this purpose, total return is Dominion’s consolidated operating earnings plus its after-tax interest and related charges, plus preferred dividends. Dominion designed its 2010 ROIC goals to provide 100% payout if it achieved an average ROIC of 8.00% over the two-year performance period. The ROIC performance targets and corresponding payout scores are as follows:

ROIC Performance	Percentage Payout of ROIC Percentage*
8.20% and above	200%
8.10% – 8.19%	150% –199.9%
8.00% – 8.09%	100% – 149.9%
7.90% – 7.99%	50% – 99.9%
Below 7.90%	0%

*	ROIC percentage payout is interpolated between the top and bottom of the percentages for any range.

Actual ROIC performance for the 2010-2011 period was 8.18%.

Based on the achievement of the performance criteria, the CGN Committee approved a 175.7% payout for the 2010 performance grants. The following table summarizes the achievement of the 2010 performance criteria:

Measure	Goal Weight%		Goal Achievement%		Payout%
Relative TSR	50%	X	157.0%	=	78.5%
ROIC	50%	X	194.4%	=	97.2%

Combined Overall Performance Score					175.7%

The resulting payout amounts for the NEOs for the 2010 performance grants are shown below and are also reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Name	2010 Performance Grant Award		Overall Performance Score		Calculated Performance Grant Payout
Thomas F. Farrell II	$1,127,700	X	175.7%	=	$1,981,369
Mark F. McGettrick	436,500	X	175.7%	=	766,931
Paul D. Koonce	470,981	X	175.7%	=	827,514
David A. Christian	233,495	X	175.7%	=	410,251
David A. Heacock	115,920	X	175.7%	=	203,671

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power for the year presented.

Employee and Executive Benefits

Benefit plans and limited perquisites compose the fourth element of the compensation program. These benefits serve as a retention tool and reward long-term employment.

RETIREMENT PLANS

Dominion sponsors two types of tax-qualified retirement plans for eligible non-union employees, including the NEOs: a defined benefit pension plan and a defined contribution 401(k) savings plan. The NEOs, as employees hired before 2008, are eligible for a pension benefit upon attainment of retirement age based on a formula that takes into account final compensation and years of service. They also receive a cash retirement benefit under which Dominion contributes 2% of each participant’s compensation to a special retirement account, which may be paid in a lump sum or added to the annuity benefit upon retirement. Dominion began funding the special retirement account for eligible employees in January 2001. The formula for the DPP is explained in the narrative following the Pension Benefits table. The change in DPP value for 2011 for the NEOs is included in the Summary Compensation Table.

Officers whose matching contributions under the 401(k) Plan are limited by the IRC receive a cash payment to make them whole for the company match lost as a result of these limits. These cash payments are currently taxable. The company matching contributions to the 401(k) Plan and the cash payments of company matching contributions above IRC limits for the NEOs are included in the All Other Compensation column of the Summary Compensation Table and detailed in the footnote for that column.

Dominion also maintains two nonqualified retirement plans for its executives, the BRP and the ESRP. Unlike the DPP and 401(k) Plan, these plans are unfunded, unsecured obligations of Dominion. These plans keep Dominion competitive in attracting and retaining officers. Due to IRC limits on pension plan benefits and because a more substantial portion of total compensation for officers is paid as incentive compensation than for other employees, the DPP and 401(k) Plan alone will produce a lower percentage of replacement income in retirement for officers than these plans will for other employees. The BRP restores benefits that will not be paid under the DPP due to the IRC limits. The ESRP provides a benefit that covers a portion (25%) of final base salary and target annual incentive compensation to partially make up for this gap in retirement income. The BRP and ESRP do not include long-term incentive compensation in benefit calculations and, therefore, a significant portion of the potential compensation for the officers is excluded from calculation in any retirement plan benefit. As consideration for the benefits earned under the BRP and ESRP, all officers agree to comply with confidentiality and one-year non-competition requirements set forth in the plan documents following their retirement or other termination of employment. The present value of accumulated benefits under these retirement plans is disclosed in the Pension Benefits table and the terms of the plans are fully explained in the narrative following that table.

In individual situations and primarily for mid-career changes or retention purposes, the CGN Committee has granted certain officers additional years of credited age and service for purposes of calculating benefits under the BRP. Age and service credits granted to the NEOs are described in Dominion Retirement Benefit Restoration Plan under Pension Benefits. Additional age and service may also be earned under the terms of an officer’s Employee Continuity Agreement in the event of a change in control, as described in Change in Control under Potential Payments Upon Termination or Change in Control. No additional years of credit were granted to the NEOs during 2011.

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

Dominion also maintains an executive life insurance program for officers to replace a former company-wide retiree life insurance program that was discontinued in 2003. The plan is fully insured by individual policies that provide death benefits at a fixed amount depending on an officer’s salary tier. This life insurance coverage is in addition to the group-term insurance that is provided to all employees. The officer is the owner of the policy and Dominion makes premium payments until the later of 10 years from enrollment date or the date the officer attains age 64. Officers are taxed on the premiums paid by Dominion. The premiums for these policies are included in the All Other Compensation column of the Summary Compensation Table.

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

•

In limited circumstances, use of company aircraft for personal travel by executive officers. For security and other reasons, the Board has directed Mr. Farrell to use the aircraft for all travel, including personal travel, whenever it is feasible to do so. His family and guests may accompany Mr. Farrell on any personal trips. The use of company aircraft for personal travel by other executive officers is limited and usually related to (i) travel with the CEO or (ii) personal travel to accommodate business demands on an executive’s schedule. With the exception of Mr. Farrell, personal use of aircraft is not available when there is a company need for the aircraft. Use of company aircraft saves substantial time and allows Dominion to have better access to the executives for business purposes. During 2011, 97% of the use of Dominion’s aircraft was for business purposes. Other than Mr. Farrell, none of the NEOs or other executive officers used company aircraft for personal travel in 2011.

Other than costs associated with comprehensive executive physical exams (which are exempt from taxation under the IRC), these perquisites are fully taxable to officers. There is no tax gross-up for imputed income on any perquisites.

EMPLOYMENT CONTINUITY AGREEMENTS

Dominion has entered into Employment Continuity Agreements with all officers to ensure continuity in the event of a change in control at Dominion. While Dominion has determined these agreements are consistent with the practices of its peer companies, the most important reason for these agreements is to protect the company in the event of an anticipated or actual change in control of Dominion. In a time of transition, it is critical to protect shareholder value by retaining and continuing to motivate the company’s core management team. In a change in control situation, workloads typically increase dramatically, outside competitors are more likely to attempt to recruit top performers away from the company, and officers and other key employees may consider other opportunities when faced with uncertainties at their own company. Therefore, the Employment Continuity Agreements provide security and protection to officers in such circumstances for the long-term benefit of Dominion and its shareholders.

In determining the appropriate multiples of compensation and benefits payable upon a change in control, Dominion evaluated peer group and general practices and considered the levels of protection necessary to retain officers in such situations. The Employment Continuity Agreements are double-trigger agreements that require both a change in control and a qualifying termination of employment to trigger a benefit. The specific terms of the Employment Continuity Agreements are discussed in Potential Payments Upon Termination or Change in Control.

OTHER AGREEMENTS

Dominion does not have comprehensive employment agreements or severance agreements for its NEOs. Although the CGN Committee believes the compensation and benefit programs described in this CD&A are appropriate, Dominion, as one of the nation’s largest producers and transporters of energy, is part of a constantly changing and increasingly competitive environment. In recognition of their valuable knowledge and experience and to secure and retain their services, Dominion has entered into letter agreements with certain of its NEOs to provide certain benefit enhancements or other protections, as described in Dominion Executive Supplemental Retirement Plan and Potential Payments Upon Termination or Change in Control.

OTHER RELEVANT COMPENSATION PRACTICES

Share Ownership Guidelines

Dominion requires officers to own and retain significant amounts of Dominion stock during their careers to align their interests with those of Dominion’s shareholders by promoting a long-term focus through long-term share ownership. The guidelines ensure that management maintains a personal stake in the company through significant equity investment in Dominion. Targeted ownership levels are the lesser of the following value or number of shares:

Position	Value/# of Shares
Chairman, President & Chief Executive Officer	8 x salary/145,000
Executive Vice President – Dominion	5 x salary/35,000
Senior Vice President – Dominion & Subsidiaries/President – Dominion Subsidiaries	4 x salary/20,000
Vice President – Dominion & Subsidiaries	3 x salary/10,000

The levels of ownership reflect the increasing level of responsibility for that officer’s position. Shares owned by an officer and his or her immediate family members as well as shares held under company benefit plans contribute to the ownership targets. Restricted stock, goal-based stock and shares underlying stock options do not contribute to the ownership targets until the shares vest or the options are exercised. Dominion prohibits certain types of transactions related to Dominion stock, including owning derivative securities, hedging transactions, using margin accounts and pledging shares as collateral.

With limited exceptions, officers are expected to retain ownership of their Dominion stock, including restricted stock and goal-based shares that have vested, as long as they remain employed by the company. Dominion refers to shares held by an officer that are more than 15% above his or her ownership target as Qualifying Excess Shares. Officers may sell up to 50% of their Qualifying Excess Shares at any time, subject to insider trading rules and other policy provisions, and may sell all Qualifying Excess Shares during the one-year period preceding retirement. Qualifying Excess Shares may also be gifted to a charitable organization or put into a trust outside of the officer’s control for estate planning purposes at any time.

At least annually, the CGN Committee reviews the share ownership guidelines and monitors compliance by executive officers, both individually and by the officer group as a whole. The NEOs’ ownership is shown in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Each NEO exceeds his ownership target.

Recovery of Incentive Compensation

Consistent with standards established by the Sarbanes-Oxley Act of 2002, Dominion’s Corporate Governance Guidelines authorize the Board to seek recovery of performance-based compensation paid to officers who are found to be personally responsible for fraud or intentional misconduct that causes a restatement of financial results filed with the SEC. Beginning in 2009, the CGN Committee approved a broader clawback provision for inclusion in Dominion’s AIP and long-term incentive performance grant documents. This clawback provision authorizes the CGN Committee, in its discretion and based on facts and circumstances, to recoup AIP and performance grant payouts from any employee whose fraudulent or intentional misconduct (i) directly causes or partially causes the need for a restatement of a financial statement or (ii) relates to or materially affects Dominion’s operations or the employee’s duties at the company. Dominion reserves the right to recover a payout by seeking repayment from the employee, by reducing the amount that would otherwise be payable to the employee under another company benefit plan or compensation program to the extent permitted by applicable law, by withholding future incentive compensation, or any combination of these actions. The clawback provision is in addition to, and not in lieu of, other actions Dominion may take to remedy or discipline misconduct, including termination of employment or a legal action for breach of fiduciary duty, and any actions imposed by law enforcement agencies.

Tax Deductibility of Compensation

IRC Section 162(m) generally disallows a deduction by publicly held corporations for compensation in excess of $1 million paid to the CEO and next three most highly compensated officers other than the CFO. If certain requirements are met, performance-based compensation qualifies for an exemption from the IRC Section 162(m) deduction limit. Dominion intends to provide competitive executive compensation while maximizing Dominion’s tax deduction. While the CGN Committee considers IRC Section 162(m) tax implications when designing annual and long-term compensation programs and approving payouts under such programs, it reserves the right to approve, and in some cases has approved, non-deductible compensation when corporate objectives justify the cost of being unable to deduct such compensation. Dominion’s tax department has advised the CGN Committee that the cost of any such lost tax deductions is not material to the company.

Accounting for Stock-Based Compensation

Dominion measures and recognizes compensation expense in accordance with the FASB guidance for share-based payments, which requires that compensation expense relating to share-based payment transactions be recognized in the financial statements based on the fair value of the equity or liability instruments issued. The CGN Committee considers the accounting treatment of equity and performance-based compensation when approving awards.

Executive Compensation

SUMMARY COMPENSATION TABLE – AN OVERVIEW

The Summary Compensation Table provides information in accordance with SEC requirements regarding compensation earned by the NEOs, stock awards made to the NEOs, as well as amounts accrued or accumulated during years reported with respect to retirement plans and other items. The NEOs include the CEO, the CFO, and the three most highly compensated executive officers of Virginia Power other than the CEO and CFO.

The amounts reported in the Summary Compensation Table and the other tables below represent the prorated compensation amounts attributable to each NEO’s services performed for Virginia Power. The percentage of each NEO’s overall Dominion services performed for Virginia Power during 2011 was as follows: Mr. Farrell, 32%; Mr. McGettrick, 49%; Mr. Koonce, 84%; Mr. Christian, 55%; and Mr. Heacock, 52%.

The following highlights some of the disclosures contained in this table for the NEOs. Detailed explanations regarding certain types of compensation paid to an NEO are included in the footnotes to the table.

Salary. The amounts in this column are the base salaries earned by the NEOs for the years indicated. For 2010, this amount also includes a 2% merit lump sum payment to all NEOs.

Stock Awards. The amounts in this column reflect the full grant date fair value of the stock awards for accounting purposes for the respective year. Stock awards are reported in the year in which the awards are granted regardless of when or if the awards vest or are exercised.

Non-Equity Incentive Plan Compensation. This column includes amounts earned under two performance-based programs: the AIP and cash-based performance grant awards under Dominion’s LTIP. These performance programs are based on performance criteria established by the CGN Committee at the beginning of the performance period, with actual performance scored against the pre-set criteria by the CGN Committee at the end of the performance period.

Change in Pension Value and Nonqualified Deferred Compensation Earnings. This column shows any year-over-year increases in the annual accrual of pension and supplemental retirement benefits for the NEOs. These are accruals for future benefits that may be earned under the terms of the retirement plans, and are not actual payments made during the year to the NEOs. The amounts disclosed reflect the annual change in the actuarial present value of benefits under defined benefit plans sponsored by Dominion, which include Dominion’s tax-qualified pension plan and the nonqualified plans described in the narrative following the Pension Benefits table. The annual change equals the difference in the accumulated amount for the current fiscal year and the accumulated amount for the prior fiscal year, generally using the same actuarial assumptions used for Dominion’s audited financial statements for the applicable fiscal year. Accrued benefit calculations are based on assumptions that the NEOs would retire at the earliest age at which they are projected to become eligible for full, unreduced pension benefits (including the effect of future service for eligibility purposes), instead of their unreduced retirement age based on current years of service. The application of these assumptions results in a greater increase in the accumulated amount of pension benefits for certain NEOs than would result without the application of these assumptions. This method of calculation does not increase actual benefits payable at retirement but only how much of that benefit is allocated to the increase during the years presented in the Summary Compensation Table. Please refer to the footnotes to the Pension Benefits table and the narrative following that table for additional information related to actuarial assumptions used to calculate pension benefits.

All Other Compensation. The amounts in this column disclose compensation that is not classified as compensation reportable in another column, including perquisites and benefits with an aggregate value of at least $10,000, the value of company-paid life insurance premiums, company matching contributions to an NEO’s 401(k) Plan account, and company matching contributions paid directly to the NEO that would be credited to the 401(k) Plan if IRC contribution limits did not apply. For 2010 and 2011, dividends paid on outstanding restricted stock are not included in All Other Compensation in accordance with SEC rules as the value of the dividends is factored into the grant date fair value of the restricted stock.

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

SUMMARY COMPENSATION TABLE

The following table presents information concerning compensation paid or earned by the NEOs for the years ended December 31, 2011, 2010 and 2009, as well as the grant date fair value of stock awards and changes in pension value.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Thomas F. Farrell II Chairman, President and Chief Executive Officer	2011	$393,084	$1,127,702	$2,351,094	$584,944	$51,827	$4,508,651
	2010	342,720	2,164,671	1,634,640	551,838	44,950	4,738,819
	2009	348,000	870,001	1,604,280	461,615	188,429	3,472,325
Mark F. McGettrick Executive Vice President and Chief Financial Officer	2011	320,948	485,013	1,008,431	802,520	33,962	2,650,874
	2010	305,402	413,970	841,435	1,590,831	33,281	3,184,919
	2009	298,195	345,010	766,034	861,244	83,450	2,353,933
Paul D. Koonce Executive Vice President (COO – DVP)	2011	423,840	471,012	1,107,655	695,145	49,323	2,746,975
	2010	431,679	478,139	998,467	642,025	40,721	2,591,031
	2009	242,983	220,508	533,418	188,154	58,545	1,243,608
David A. Christian Executive Vice President (COO – Generation)	2011	309,329	309,058	608,095	682,795	52,785	1,962,062
	2010	299,384	225,247	554,103	661,527	49,013	1,789,274
	2009	259,229	152,752	434,621	588,777	67,838	1,503,217
David A. Heacock President and CNO	2011	215,395	128,803	318,493	388,820	20,921	1,072,432
	2010	195,288	114,750	292,961	346,705	19,595	969,299
	2009	198,586	108,530	295,165	330,717	42,987	975,985

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

(1)

All NEOs received a 2% base salary increase effective on March 1, 2011, except for Mr. Heacock who received a 10% base salary increase due to continued transition to his position as President and CNO. For 2010, this amount also includes a 2% merit lump sum payment to all NEOs.

(2)

The amounts in this column reflect the full grant date fair value of stock awards for the respective year of grant in accordance with FASB guidance for share-based payments. Dominion did not grant any stock options in 2011. See also Note 20 to the Consolidated Financial Statements for more information on the valuation of stock-based awards, the Grants of Plan-Based Awards table for stock awards granted in 2011, and the Outstanding Equity Awards at Fiscal Year-End table for a listing of all outstanding equity awards as of December 31, 2011.

(3)

The 2011 amounts in this column include the payout under Dominion’s 2011 AIP and 2010 Performance Grant Awards. All of the named executive officers received 75% funding of their 2011 AIP target awards and 100% payout for accomplishment of their goals except Mr. Koonce who achieved a 97.6% payout. The 2011 AIP payout amounts were as follows: Mr. Farrell: $369,725; Mr. McGettrick: $241,500; Mr. Koonce: $280,141; Mr. Christian: $197,844; and Mr. Heacock: $114,822. See the CD&A for additional information on the 2011 AIP and the Grants of Plan Based Awards table for the range of each NEO’s potential award under the 2011 AIP. The 2010 Performance Grant Award was issued on February 1, 2010 and the payout amount was determined based on achievement of performance goals for the performance period ended December 31, 2011. Payouts can range from 0% to 200%. The actual payout was 175.7% of the target amount. The payout amounts were as follows: Mr. Farrell: $1,981,369; Mr. McGettrick: $766,931; Mr. Koonce: $827,514; Mr. Christian: $410,251 and Mr. Heacock: $203,671. The 2010 amounts in this column reflect both the 2010 AIP and the 2009 Performance Grant payouts, and the 2009 amounts reflect both the 2009 AIP and 2008 Performance Grant payouts.

(4)

All amounts in this column are for the aggregate change in the actuarial present value of the NEO’s accumulated benefit under the qualified DPP and nonqualified executive retirement plans. There are no above-market earnings on nonqualified deferred compensation plans. These accruals are not directly in relation to final payout potential, and can vary significantly year over year based on (i) promotions and corresponding changes in salary; (ii) other one-time adjustments to salary or incentive target for market or other reasons; (iii) actual age versus predicted age at retirement; and (iv) other relevant factors.

(5)	All Other Compensation amounts for 2011 are as follows:

Name	Executive Perquisites(a)	Life Insurance Premiums	Employee 401(k) Plan Match(b)	Company Match Above IRS Limits(c)	Total All Other Compensation
Thomas F. Farrell II	$27,405	$9,488	$2,368	$12,566	$51,827
Mark F. McGettrick	14,363	6,761	4,753	8,085	33,962
Paul D. Koonce	25,884	10,724	6,154	6,561	49,323
David A. Christian	18,383	22,029	5,384	6,989	52,785
David A. Heacock	8,672	3,633	5,049	3,567	20,921

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

(a)	Unless noted, the amounts in this column for all NEOs are comprised of the following: personal use of company vehicle and financial planning and health and wellness allowance. For Mr. Farrell, the amounts in this column also include personal use of the corporate aircraft. The value of Mr. Farrell’s personal use of the aircraft during 2011 was $19,216. For personal flights, all direct operating costs are included in calculating aggregate incremental cost. Direct operating costs include the following: fuel, airport fees, catering, ground transportation and crew expenses (any food, lodging and other costs). The fixed costs of owning the aircraft and employing the crew are not taken into consideration, as more than 97% of the use of the corporate aircraft is for business purposes. The CGN Committee has directed Mr. Farrell to use corporate aircraft for all personal travel whenever it is feasible to do so.
(b)	Employees initially hired before 2008 who contribute to the 401(k) Plan receive a matching contribution of 50 cents for each dollar contributed up to 6% of compensation (subject to IRS limits) for employees who have less than 20 years of service, and 67 cents for each dollar contributed up to 6% of compensation (subject to IRS limits) for employees who have 20 or more years of service.
(c)	Represents each payment of lost 401(k) Plan matching contribution due to IRS limits.

GRANTS OF PLAN-BASED AWARDS

The following table provides information about stock awards and non-equity incentive awards granted to the NEOs during the year ended December 31, 2011.

Name	Grant Date(1)	Grant Approval Date(1)	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Options Award(1)(4)
			Threshold	Target	Maximum
Thomas F. Farrell II
2011 Annual Incentive Plan(2)			$0	$492,966	$985,932
2011 Cash Performance Grant(3)			0	1,127,700	2,255,400
2011 Restricted Stock Grant(4)	2/1/2011	1/20/2011				25,900	$1,127,702
Mark F. McGettrick
2011 Annual Incentive Plan(2)			$0	322,000	644,000
2011 Cash Performance Grant(3)			0	485,000	970,000
2011 Restricted Stock Grant(4)	2/1/2011	1/20/2011				11,139	485,013
Paul D. Koonce
2011 Annual Incentive Plan(2)			$0	382,706	765,413
2011 Cash Performance Grant(3)			0	470,981	941,963
2011 Restricted Stock Grant(4)	2/1/2011	1/20/2011				10,818	471,012
David A. Christian
2011 Annual Incentive Plan(2)			$0	263,792	527,583
2011 Cash Performance Grant(3)			0	309,038	618,075
2011 Restricted Stock Grant(4)	2/1/2011	1/20/2011				7,098	309,058
David A. Heacock
2011 Annual Incentive Plan(2)			$0	153,096	306,192
2011 Cash Performance Grant(3)			0	128,800	257,600
2011 Restricted Stock Grant(4)	2/1/2011	1/20/2011				2,958	128,803

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

(1)

On January 20, 2011, the CGN Committee approved the 2011 long-term incentive compensation awards for Dominion officers, which consisted of a restricted stock grant and a cash performance grant. The 2011 restricted stock award was granted on February 1, 2011. Under the 2005 Incentive Compensation Plan, fair market value is defined as the closing price of Dominion common stock as of the last day on which the stock is traded preceding the date of grant. The grant date fair market value for the February 1, 2011 restricted stock grant was $43.54 per share, which was Dominion’s closing stock price on January 31, 2011.

(2)

Amounts represent the range of potential payouts under the 2011 AIP. Actual amounts paid under the 2011 AIP are found in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Under Dominion’s AIP, officers are eligible for an annual performance-based award. The CGN Committee establishes target awards for each NEO based on his salary level and expressed as a percentage of the individual NEO’s base salary. The target award is the amount of cash that will be paid if the plan is fully funded and payout goals are achieved. For the 2011 AIP, funding was based on the achievement of consolidated operating earnings goals with the maximum funding capped at 200%, as explained under the Annual Incentive Plan section of the CD&A.

(3)

Amounts represent the range of potential payouts under the 2011 performance grant of the LTIP. Payouts can range from 0% to 200% of the target award. Awards will be paid by March 15, 2013 depending on the achievement of performance goals for the two-year period ending December 31, 2012. The amount earned will depend on the level of achievement of two performance metrics: TSR—50% and ROIC—50%. TSR measures Dominion’s share performance for the two-year period ended December 31, 2012 relative to the TSR of a group of industry peers selected by the CGN Committee. ROIC goal achievement will be scored against 2011 and 2012 budget goals.

The performance grant is forfeited in its entirety if an officer voluntarily terminates employment or is terminated with cause before the vesting date. The grants have pro-rated vesting for retirement, termination without cause, death or disability. In the case of retirement, pro-rated vesting will not occur if the CEO (or, for the CEO, the CGN Committee) determines the officer’s retirement is detrimental to Dominion. Payout for an officer who retires or whose employment is terminated without cause, is made following the end of the performance period so that the officer is rewarded only to the extent the performance goals are achieved. In the case of death or disability, payout is made as soon as possible to facilitate the administration of the officer’s estate or financial planning. The payout amount will be the greater of the officer’s target award or an amount based on the predicted performance used for compensation cost disclosure purposes in Dominion’s financial statements.

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

(4)

The 2011 restricted stock grant fully vests at the end of three years. The restricted stock grant is forfeited in its entirety if an officer voluntarily terminates employment or is terminated with cause before the vesting date. The restricted stock grant provides for pro-rated vesting if an officer retires, dies, becomes disabled, is terminated without cause, or if there is a change in control. In the case of retirement, pro-rated vesting will not occur if the CEO (or for the CEO, the CGN Committee) determines the officer’s retirement is detrimental to Dominion. In the event of a change in control, pro-rated vesting is provided as of the change in control date, and full vesting if an officer’s employment is terminated, or constructively terminated by the successor entity following the change in control date but before the scheduled vesting date. Dividends on the restricted shares are paid during the restricted period at the same rate declared by Dominion for all shareholders.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes equity awards made to NEOs that were outstanding as of December 31, 2011. There were no unexercised or unexercisable option awards outstanding for any NEOs as of December 31, 2011.

Name	Stock Awards
	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)
Thomas F. Farrell II	27,475	(2)	$1,458,373
	30,104	(3)	1,597,920
	25,900	(4)	1,374,772
	33,569	(5)	1,781,843
Mark F. McGettrick	10,339	(2)	548,794
	11,652	(3)	618,488
	11,139	(4)	591,258
Paul D. Koonce	10,710	(2)	568,487
	12,573	(3)	667,375
	10,817	(4)	574,166
David A. Christian	5,075	(2)	269,381
	6,233	(3)	330,848
	7,098	(4)	376,762
David A. Heacock	2,563	(2)	136,044
	3,094	(3)	164,230
	2,958	(4)	157,011

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Amounts for the NEOs listed in the table reflect only the applicable portion related to their service for Virginia Power.

(1)	The market value is based on closing stock price of $53.08 on December 30, 2011, which was the last day of Dominion’s fiscal year on which Dominion stock was traded.
(2)	Shares scheduled to vest on February 1, 2012.
(3)	Shares scheduled to vest on February 1, 2013.
(4)	Shares scheduled to vest on February 1, 2014.
(5)

Shares scheduled to vest on December 17, 2015. Amount includes dividends reinvested into additional shares that are restricted and subject to the same terms and conditions of the underlying restricted stock grant.

OPTION EXERCISES AND STOCK VESTED

The following table provides information about the value realized by NEOs during the year ended December 31, 2011 on vested restricted stock awards. There were no option exercises by NEOs in 2011.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Thomas F. Farrell II	23,668	$1,057,967
Mark F. McGettrick	8,907	398,144
Paul D. Koonce	9,226	412,412
David A. Christian	4,372	195,434
David A. Heacock	2,208	98,704

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

PENSION BENEFITS

The following table shows the actuarial present value of accumulated benefits payable to NEOs, together with the number of years of benefit service credited to each NEO, under the plans listed in the table. Values are computed as of December 31, 2011, using the same interest rate and mortality assumptions used in determining the aggregate pension obligations disclosed in Dominion’s financial statements. The years of credited service and the present value of accumulated benefits were determined by the plan actuaries, using the appropriate accrued service, pay and other assumptions similar to those used for accounting and disclosure purposes. Please refer to Actuarial Assumptions Used to Calculate Pension Benefits for detailed information regarding these assumptions.

Name	Plan Name	Number of Years of Credited Service(1)	Present Value of Accumulated Benefit(2)
Thomas F. Farrell II	Pension Plan	16.00	$253,590
	Benefit Restoration Plan	27.00	2,701,963
	Supplemental Retirement Plan	27.00	3,887,697
Mark F. McGettrick	Pension Plan	27.50	551,425
	Benefit Restoration Plan	30.00	2,709,316
	Supplemental Retirement Plan	30.00	2,745,239
Paul D. Koonce	Pension Plan	13.00	415,178
	Benefit Restoration Plan	13.00	564,548
	Supplemental Retirement Plan	13.00	2,564,210
David A. Christian	Pension Plan	27.50	779,457
	Benefit Restoration Plan	27.50	1,549,168
	Supplemental Retirement Plan	27.50	2,024,547
David A. Heacock	Pension Plan	24.50	588,339
	Benefit Restoration Plan	24.50	342,034
	Supplemental Retirement Plan	24.50	586,629

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Amounts for the NEOs listed in the table reflect only the applicable portion related to their service for Virginia Power.

(1)

Years of credited service shown in this column for the DPP are actual years accrued by an NEO from his date of participation to December 31, 2011. Service for the BRP and the ESRP is the NEO’s actual credited service as of December 31, 2011 plus any potential total credited service to the plan maximum, including any extra years of credited service granted to Messrs. Farrell and McGettrick by the CGN Committee for the purpose of calculating benefits under these plans. Please refer to the narrative below and under Dominion Executive Supplemental Retirement Plan and Potential Payments Upon Termination or Change In Control for information about the requirements for receiving extra years of credited service and the amount credited, if any, for each NEO.

(2)

The amounts in this column are based on actuarial assumptions that all of the NEOs would retire at the earliest age they become eligible for unreduced benefits, which is (i) age 60 for Messrs. Farrell, Koonce, Christian and Heacock, and (ii) age 55 for Mr. McGettrick (when he would be treated as age 60 based on his five additional years of credited age). In addition, for purposes of calculating the BRP benefits for Messrs. Farrell and McGettrick, the amounts reflect additional credited years of service granted to them pursuant to their agreements with Dominion (see Dominion Executive Supplemental Retirement Plan). If the amounts in this column did not include the additional years of credited service, the present value of the BRP benefit would be $1,299,525 lower for Mr. Farrell, and $1,403,744 lower for Mr. McGettrick. DPP and ESRP benefits amounts are not augmented by the additional service credit assumptions.

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

The DPP also includes a special retirement account, which is in addition to the pension benefit. The special retirement account is credited with 2% of base pay each month as well as interest based on the 30-year Treasury bond rate set annually (3.77% in 2011). The special retirement account can be paid in a lump sum or paid in the form of an annuity benefit.

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

The IRC limits the amount of compensation that may be included in determining pension benefits under qualified pension plans. For 2011, the compensation limit was $245,000. The IRC also limits the total annual benefit that may be provided to a participant under a qualified defined benefit plan. For 2011, this limitation was the lesser of (i) $195,000 or (ii) the average of the participant’s compensation during the three consecutive years in which the participant had the highest aggregate compensation.

Dominion Retirement Benefit Restoration Plan

The BRP is a nonqualified defined benefit pension plan designed to make up for benefit reductions under the DPP due to the limits imposed by the IRC.

A Dominion employee is eligible to participate in the BRP if (1) he or she is a member of management or a highly compensated employee, (2) his or her DPP benefit is or has been limited by the IRC compensation or benefit limits, and (3) he or she has been designated as a participant by the CGN Committee. A participant remains a participant until he or she ceases to be eligible for any reason other than retirement or until his or her status as a participant is revoked by the CGN Committee.

Upon retirement, a participant’s BRP benefit is calculated using the same formula (except that the IRC salary limit is not applied) used to determine the participant’s default annuity form of benefit under the DPP (single life annuity for unmarried participants and 50% joint and survivor annuity for married participants), and then subtracting the benefit the participant is entitled to receive under the DPP. To accommodate the enactment of IRC Section 409A, the portion of a participant’s BRP benefit that had accrued as of December 31, 2004 is frozen, but the calculation of the overall restoration benefit is not changed.

The restoration benefit is generally paid in the form of a single lump sum cash payment. However, a participant may elect to receive a single life or 50% or 100% joint and survivor annuity for the portion of his or her benefit that accrued prior to 2005. For the portion of his or her benefit that accrued in 2005 or later, a participant may also elect to receive a 75% joint and survivor annuity. The lump sum calculation includes an amount approximately equivalent to the amount of taxes the participant will owe on the lump sum payment so that the participant will have sufficient funds, on an after-tax basis, to purchase an annuity contract.

A participant who terminates employment before he or she is eligible for benefits under the DPP generally is not entitled to a restoration benefit. Messrs. Farrell and McGettrick have been granted age and service credits for purposes of calculating their DPP and BRP benefits. Per Mr. Farrell’s letter agreement, he was granted 25 years of service when he reached age 55 and will continue to accrue service as long as he remains employed. At age 60, benefits will be calculated based on 30 years of service, if he remains employed. Mr. McGettrick, having attained age 50, has earned benefits calculated based on five additional years of age and service. For each of these NEOs, the additional years of service count for determining both the amount of benefits and the eligibility to receive them. For additional information regarding service credits, see Dominion Executive Supplemental Retirement Plan.

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

Dominion Executive Supplemental Retirement Plan

The ESRP is a nonqualified defined benefit plan that provides for an annual retirement benefit equal to 25% of a participant’s final cash compensation (base salary plus target annual incentive award) payable for a period of 10 years or, for certain participants designated by the CGN Committee, for the participant’s lifetime. To accommodate the enactment of IRC Section 409A, the portion of a participant’s ESRP benefit that had accrued as of December 31, 2004 is frozen, but the calculation of the overall benefit is not changed.

A Dominion employee is eligible to participate in the ESRP if (1) he or she is a member of management or a highly compensated employee, and (2) he or she has been designated as a participant by the CGN Committee. A participant remains a participant until he or she ceases to be eligible for any reason other than retirement or until his or her status as a participant is revoked by the CGN Committee.

A participant is entitled to the full ESRP benefit if he or she separates from service with Dominion after reaching age 55 and achieving 60 months of service. A participant who separates from service with Dominion with at least 60 months of service but who has not yet reached age 55 is entitled to a reduced, pro-rated retirement benefit. A participant who separates from service with Dominion with fewer than 60 months of service is generally not entitled to an ESRP benefit unless the participant separated from service on account of disability or death. Effective December 1, 2006, officers who are participants must achieve 60 months of service as an officer to be eligible for the ESRP benefit.

The ESRP benefit is generally paid in the form of a single lump sum cash payment. However, a participant may elect to receive the portion of his or her benefit that had accrued as of December 31, 2004 in monthly installments. For any new participants, the ESRP benefit must be paid in the form of a single lump sum cash payment. The lump sum calculation includes an amount approximately equivalent to the amount of taxes the participant will owe on the lump sum payment so that the participant will have sufficient funds, on an after-tax basis, to purchase a 10-year or lifetime annuity contract.

All of the NEOs except Mr. Koonce and Mr. Heacock are currently entitled to a full ESRP retirement benefit. If Mr. Koonce and Mr. Heacock terminate employment before attaining age 55, they will receive a pro-rated ESRP benefit. Based on the terms of their individual letter agreements, Messrs. Farrell and Koonce will receive an ESRP benefit calculated as a lifetime benefit. Under the terms of his letter agreement, Mr. McGettrick will earn a lifetime benefit under the ESRP if he remains employed until he attains age 55. Mr. McGettrick has earned five years of additional age and service credit for purposes of computing his retirement benefits and eligibility for benefits under the ESRP, long-term incentive grants, and retiree medical and life insurance plans as he has met the requirement of remaining employed until he attained age 50. If Mr. McGettrick terminates employment before he attains age 55, he will be deemed to have retired for purposes of determining his vesting credit under the terms of his restricted stock and performance grant awards. Mr. Christian will receive ESRP benefits calculated as a lifetime benefit provided he remains employed with Dominion until attainment of age 60. As consideration for this benefit, Mr. Christian has agreed not to compete with Dominion for a two-year period following retirement. This agreement ensures that his knowledge and services will not be available to competitors for two years following his retirement date.

Actuarial Assumptions Used to Calculate Pension Benefits

Actuarial assumptions used to calculate DPP benefits are prescribed by the terms of the DPP based on IRC and PBGC requirements. The present value of the accumulated benefit is calculated using actuarial and other factors as determined by the plan actuaries and approved by Dominion. Actuarial assumptions used for the December 31, 2011 benefit calculations shown in the Pension Benefits table include a discount rate of 5.50% to determine the present value of the future benefit obligations for the DPP, BRP and ESRP and a lump sum interest rate of 4.75% to estimate the lump sum values of BRP and ESRP benefits. Each NEO is assumed to retire at the earliest age at which he is projected to become eligible for full, unreduced pension benefits. Beginning with the 2009 calculations, for purposes of estimating future eligibility for unreduced DPP and ESRP benefits, the effect of future service is considered. Each NEO is assumed to commence DPP payments at the same age as BRP payments. The longevity assumption used to determine the present value of benefits is the same assumption used for financial reporting of the DPP liabilities, with no assumed mortality before retirement age. Assumed mortality after retirement is based on tables from the Society of Actuaries’ RP-2000 study, projected from 2000 to a point five years beyond the calculation date (this year, to 2016) with 100% of the Scale AA factors, and further adjusted for Dominion experience by using an age set-forward factor. For BRP and ESRP benefits, other actuarial assumptions include an assumed tax rate of 42%.

BRP and ESRP benefits are assumed to be paid as lump sums; pension plan benefits are assumed to be paid as annuities.

The discount rate for calculating lump sum BRP and ESRP payments at the time an officer terminates employment is selected by Dominion’s Administrative Benefits Committee and adjusted periodically. For year 2011, a 5.46% discount rate was used to determine the lump sum payout amounts. The discount rate for each year will be based on a rolling average of the blended rate published by the PBGC in October of the previous five years.

NONQUALIFIED DEFERRED COMPENSATION

Name	Aggregate Earnings in Last FY (as of 12/31/2011)*	Aggregate Withdrawals / Distributions (as of 12/31/2011)	Aggregate Balance at Last FYE (as of 12/31/2011)
Thomas F. Farrell II	$133	$4,620	$—
Mark F. McGettrick	5,768	379,093	—
Paul D. Koonce	168,260	—	1,140,800
David A. Christian	415	—	15,919
David A. Heacock	—	—	—

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

*No	preferential earnings are paid and therefore no earnings from these plans are included in the Summary Compensation Table.

At this time, Dominion does not offer any nonqualified elective deferred compensation plans to its officers or other employees. The Nonqualified Deferred Compensation table reflects, in aggregate, the plan balances for two former plans offered to Dominion officers and other highly compensated employees: the Frozen Deferred Compensation Plan and the Frozen DSOP, which were frozen as of December 31, 2004. Although the Frozen DSOP was an option plan rather than a deferred compensation plan, Dominion is including information regarding the plan and any balances in this table to make full disclosure about possible future payments to officers under Dominion’s employee benefit plans.

Frozen Deferred Compensation Plan

The Frozen Deferred Compensation Plan includes amounts previously deferred from one of the following categories of compensation: (i) salary; (ii) bonus; (iii) vesting restricted stock; and (iv) gains from stock option exercises. The plan also provided for company contributions of lost company 401(k) Plan match contributions and transfers from several CNG deferred compensation plans. The Frozen Deferred Compensation Plan offers 27 investment funds for the plan balances, including a Dominion Stock Fund. Participants may change investment elections on any business day. Any vested restricted stock and gains from stock option exercises that were deferred were automatically allocated to the Dominion Stock Fund and this allocation cannot be changed. Earnings are calculated based on the performance of the underlying investment fund.

The following funds had rates of returns for 2011 as follows: Dominion Resources Stock Fund, 29.37%; and Dominion Fixed Income Fund, 3.35%.

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

Frozen DSOP

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

The NEO participating in the Frozen DSOP held options on the publicly available mutual fund, Vanguard Short-Term Bond Index, which had a rate of return for 2011 of 2.96%.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Under certain circumstances, Dominion provides benefits to eligible employees upon termination of employment, including a termination of employment involving a change in control of Dominion, that are in addition to termination benefits for other employees in the same situation.

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
•

The executive must either be terminated without cause, or terminate his or her employment with the surviving company after a constructive termination. Constructive termination means the executive’s salary, incentive compensation or job responsibility is reduced after a change in control or the executive’s work location is relocated more than 50 miles without his or her consent.

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
•

If any payments are classified as excess parachute payments for purposes of IRC Section 280G and the executive incurs the excise tax, Dominion will pay the executive an amount equal to the 280G excise tax plus a gross-up multiple.

The terms of awards made under the LTIP, rather than the terms of Employment Continuity Agreements, will determine the vesting of each award in the event of a change in control. These provisions are described in the Long-Term Incentive Program section of the CD&A and footnotes to the Grants of Plan-Based Awards table.

Other Post Employment Benefit for Mr. Farrell.

Mr. Farrell will become entitled to a payment of one times salary upon his retirement as consideration for his agreement not to compete with Dominion for a two-year period following retirement. This agreement ensures that his knowledge and services will not be available to competitors for two years following his retirement date.

The following table provides the incremental payments that would be earned by each NEO if his employment had been terminated, or constructively terminated, as of December 31, 2011. These benefits are in addition to retirement benefits that would be payable on any termination of employment. Please refer to the Pension Benefits table for information related to the present value of accumulated retirement benefits payable to the NEOs.

Incremental Payments Upon Termination or Change in Control

Name	Non-Qualified Plan Payment	Restricted Stock(1)	Performance Grant(1)	Non-Compete Payments(2)	Severance Payments	Retiree Medical and Executive Life Insurance(3)	Outplacement Services	Excise Tax & Tax Gross-Up	Total
Thomas F. Farrell II(4)
Retirement	$—	$2,858,867	$539,335	$394,373	$—	$—	$—	$—	$3,792,575
Death / Disability	—	3,215,229	539,335	—	—	—	—	—	3,754,564
Change in Control(5)	996,447	1,928,645	588,365	—	3,459,461	—	8,055	—	6,980,973
Mark F. McGettrick(4)
Retirement	—	1,109,377	231,957	—	—	—	—	—	1,341,334
Change in Control(5)	136,916	649,259	253,043	—	2,344,036	—	12,125	—	3,395,379
Paul D. Koonce
Termination Without Cause	—	1,154,519	225,252	—	—	—	—	—	1,379,771
Voluntary Termination	—	—	—	—	—	—	—	—	—
Termination With Cause	—	—	—	—	—	—	—	—	—
Death / Disability	—	1,154,519	225,252	—	—	—	—	—	1,379,771
Change in Control(5)	2,185,234	655,636	245,729	—	2,999,945	10,849	20,933	—	6,118,326
David A. Christian(4)
Retirement	—	588,405	147,801	—	—	—	—	—	736,206
Change in Control(5)	648,500	388,673	161,237	—	1,970,677	—	13,735	1,102,373	4,285,195
David A. Heacock
Termination Without Cause	—	285,145	61,600	—	—	—	—	—	346,745
Voluntary Termination	—	—	—	—	—	—	—	—	—
Termination With Cause	—	—	—	—	—	—	—	—	—
Death / Disability	—	285,145	61,600	—	—	—	—	—	346,745
Change in Control(5)	1,110,859	172,203	67,200	—	1,122,620	78,344	12,880	1,003,542	3,567,648

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Amounts for the NEOs listed in the table reflect only the applicable portion related to their service for Virginia Power.

(1)

Grants made in 2009, 2010 and 2011 under the LTIP vest prorated upon termination without cause, death or disability. These grants vest prorated upon retirement provided the CEO of Dominion (or in the case of the CEO, the CGN Committee) determines the NEO’s retirement is not detrimental to Dominion; amounts shown assume this determination was made. However, the December 2010 restricted stock award issued to Mr. Farrell does not vest prorated if Mr. Farrell is terminated or leaves for any reason other than following change of control, death or disability. The amounts shown in the restricted stock column are based on Dominion’s closing stock price of $53.08 on December 30, 2011.

(2)

Pursuant to a letter agreement dated February 28, 2003, Mr. Farrell will be entitled to a special payment of one times salary upon retirement in exchange for a two-year non-compete agreement. Mr. Farrell would not be entitled to this non-compete payment in the event of his death.

(3)

Amounts in this column represent the value of the incremental benefit the NEOs would receive for executive life insurance and retiree medical coverage. Mr. McGettrick is eligible for retiree medical and executive life insurance upon any termination due to his letter agreement. Messrs. Farrell and Christian are entitled to executive life insurance coverage and retiree medical benefit upon any termination since they are retirement eligible and have completed 10 years of service. Messrs. Koonce and Heacock are eligible for executive life insurance upon a change in control. Mr. Heacock is eligible for retiree medical upon a change in control. Mr. Koonce would not be eligible for retiree medical upon a change in control because with an additional 5 years of age credit he would not reach the required retiree medical age of 58. Retiree health benefits have been quantified using assumptions used for financial accounting purposes.

(4)

For the NEOs who are eligible for retirement, this table above assumes they would retire in connection with any termination event. Pursuant to a letter agreement dated May 2010, Mr. McGettrick would be considered as retired under any termination event.

(5)

The amounts indicated upon a change in control are the incremental amounts attributable to five years of additional age and service credited pursuant to the Employment Continuity Agreements that each NEO would receive over the amounts payable upon a retirement (Messrs. Farrell, McGettrick, and Christian) or termination without cause (Messrs. Koonce and Heacock).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DOMINION

The information concerning stock ownership by directors, executive officers and five percent beneficial owners contained under the headings Share Ownership-Director and Officer Share Ownership and Significant Shareholders in the 2012 Proxy Statement is incorporated by reference.

The information regarding equity securities of Dominion that are authorized for issuance under its equity compensation plans contained under the heading Executive Compensation-Equity Compensation Plans in the 2012 Proxy Statement is incorporated by reference.

VIRGINIA POWER

The table below sets forth as of February 15, 2012, the number of shares of Dominion common stock owned by directors and by the executive officers of Virginia Power named on the Summary Compensation Table. Dominion owns all of the outstanding common stock of Virginia Power. None of the executive officers or directors own any of the outstanding preferred stock of Virginia Power.

Name of Beneficial Owner	Shares	Restricted Shares	Total(1)
Thomas F. Farrell II	573,018	347,424	920,442
Mark F. McGettrick	159,919	68,067	227,986
Steven A. Rogers	48,653	12,163	60,816
David A. Christian	78,569	37,406	115,975
David A. Heacock	52,978	16,708	69,686
Paul D. Koonce	106,323	40,581	146,904
All directors and executive officers as a group (8 persons)(2)	1,059,849	547,191	1,607,040

(1)	Includes shares as to which voting and/or investment power is shared with or controlled by another person as follows: Mr. Rogers, 643 (shares held in joint tenancy); all directors and executive officers as a group, 16,112.
(2)	Neither any individual director or executive officer, nor all of the directors and executive officers as a group, own more than one percent of Dominion common shares outstanding as of February 15, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DOMINION

The information regarding related party transactions required by this item found under the heading Related Party Transactions, and information regarding director independence found under the heading Director Independence, in the 2012 Proxy Statement is incorporated by reference.

VIRGINIA POWER

Related Party Transactions

Virginia Power’s Board of Directors has adopted the Related Party Guidelines also approved by Dominion’s Board of Direc-

tors. These guidelines were adopted for the purpose of identifying potential conflicts of interest arising out of financial transactions, arrangements and relations between Virginia Power and any related persons. Under the guidelines, a related person is a director, executive officer, director nominee, a beneficial owner of more than 5% of Dominion’s common stock, or any immediate family member of one of the foregoing persons. A related party transaction is any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in excess of $120,000 in which Virginia Power (and/or any of its consolidated subsidiaries) is a party and in which the related person has or will have a direct or indirect material interest.

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

Virginia Power collects information about potential related party transactions in its annual questionnaires completed by directors and executive officers. Management reviews the potential related party transactions and assesses whether any of the identified transactions constitute a related party transaction. Any identified related party transactions are then reported to Dominion’s CGN Committee. Dominion’s CGN Committee reviews and considers relevant facts and circumstances and determines whether to ratify or approve the related party transactions identified. Dominion’s CGN Committee may only approve or ratify related party transactions that are in, or are not inconsistent with, the best interests of Dominion and its shareholders and are in compliance with Virginia Power’s Code of Ethics.

Since January 1, 2011 there have been no related party transactions involving Virginia Power that were required either to be approved under Virginia Power’s policies or reported under the SEC related party transactions rules.

Director Independence

Under NYSE listing standards, Messrs. Farrell, McGettrick and Rogers are not independent as they are executive officers of Virginia Power or of its parent company, Dominion. All of Virginia Power’s outstanding common stock is owned by Dominion and therefore, Virginia Power is a “controlled” company under the rules of the NYSE. Because Virginia Power meets the definition of a “controlled company” and has only preferred stock listed on the NYSE, it is exempt under Section 303A of the NYSE Rules from the provisions relating to board committees and the requirement to have a majority of its board be independent.

Item 14. Principal Accountant Fees and Services

DOMINION

The information concerning principal accountant fees and services contained under the heading Auditors-Fees and Pre-Approval Policy in the 2012 Proxy Statement is incorporated by reference.

VIRGINIA POWER

The following table presents fees paid to Deloitte & Touche LLP for the fiscal years ended December 31, 2011 and 2010.

Type of Fees	2011	2010
(millions)
Audit fees	$1.32	$1.36
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1.32	$1.36

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

Virginia Power’s Board of Directors has adopted the Dominion Audit Committee pre-approval policy for its independent auditor’s services and fees and has delegated the execution of this policy to the Dominion Audit Committee. In accordance with this delegation, each year the Dominion Audit Committee pre-approves a schedule that details the services to be provided for the following year and an estimated charge for such services. At its December 2011 and January 2012 meetings, the Dominion Audit Committee approved Virginia Power’s schedule of services and fees for 2012. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Audit Committee or a member of the Dominion Audit Committee.

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

3. Exhibits (incorporated by reference unless otherwise noted)

Exhibit Number	Description	Dominion	Virginia Power
2	Purchase and Sale Agreement between Dominion Resources, Inc., Dominion Energy, Inc., Dominion Transmission, Inc. and CONSOL Energy Holdings LLC VI (Exhibit 99.1, Form 8-K filed March 15, 2010, File No. 1-8489).	X

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q for the quarter ended March 30, 2011 filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 15, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1.a	See Exhibit 3.1.a above.	X

4.1.b	See Exhibit 3.1.b above.		X

4.2	Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by Fifty-Eighth Supplemental Indentures (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255).	X	X

4.3	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of First Supplemental Indenture, dated June 1, 1998 (Exhibit 4.2, Form 8-K filed June 12, 1998, File No. 1-2255); Form of Second Supplemental Indenture, dated June 1, 1999 (Exhibit 4.2, Form 8-K filed June 4, 1999, File No. 1-2255); Form of Third Supplemental Indenture, dated November 1, 1999 (Exhibit 4.2, Form 8-K filed October 27, 1999, File No. 1-2255); Forms of Fourth and Fifth Supplemental Indentures, dated March 1, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed March 26, 2001, File No. 1-2255); Form of Sixth Supplemental Indenture, dated January 1, 2002 (Exhibit 4.2, Form 8-K filed January 29, 2002, File No. 1-2255); Seventh Supplemental Indenture, dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255); Form of Eighth Supplemental Indenture, dated February 1, 2003 (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255); Forms of Ninth and Tenth Supplemental Indentures, dated December 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Eleventh Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255); Forms of Twelfth and Thirteenth Supplemental Indentures, dated January 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Forms of Sixteenth and Seventeenth Supplemental Indentures, dated November 1, 2007 (Exhibits 4.2 and 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008	X	X

Exhibit Number	Description	Dominion	Virginia Power
(Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255).

4.4	Indenture, Junior Subordinated Debentures, dated December 1, 1997, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)) as supplemented by a First Supplemental Indenture, dated December 1, 1997 (Exhibit 4.1 and Exhibit 4.2 to Form S-4 Registration Statement filed April 22, 1998, File No. 333-50653); Forms of Second and Third Supplemental Indentures, dated January 1, 2001 (Exhibits 4.6 and 4.13, Form 8-K filed January 12, 2001, File No. 1-8489).	X

4.5	Indenture, dated May 1, 1971, between Consolidated Natural Gas Company and The Bank of New York (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Manufacturers Hanover Trust Company)) (Exhibit (5) to Certificate of Notification at Commission File No. 70-5012); Fifteenth Supplemental Indenture, dated October 1, 1989 (Exhibit (5) to Certificate of Notification at Commission File No. 70-7651); Seventeenth Supplemental Indenture, dated August 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167); Eighteenth Supplemental Indenture, dated December 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167); Nineteenth Supplemental Indenture, dated January 28, 2000 (Exhibit (4A)(iii), Form 10-K for the fiscal year ended December 31, 1999 filed March 7, 2000, File No. 1-3196); Twentieth Supplemental Indenture, dated March 19, 2001 (Exhibit 4.1, Form 10-Q for the quarter ended September 30, 2003 filed November 7, 2003, File No. 1-3196); Twenty-First Supplemental Indenture, dated June 27, 2007 (Exhibit 4.2, Form 8-K filed July 3, 2007, File No. 1-8489).	X

4.6	Indenture, dated April 1, 1995, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to United States Trust Company of New York) (Exhibit (4), Certificate of Notification No. 1 filed April 19, 1995, File No. 70-8107); First Supplemental Indenture dated January 28, 2000 (Exhibit (4A)(ii), Form 10-K for the fiscal year ended December 31, 1999 filed March 7, 2000, File No. 1-3196); Securities Resolution No. 1 effective as of April 12, 1995 (Exhibit 2, Form 8-A filed April 21, 1995, File No. 1-3196 and relating to the 7 3/8% Debentures Due April 1, 2005); Securities Resolution No. 2 effective as of October 16, 1996 (Exhibit 2, Form 8-A filed October 18, 1996, File No. 1-3196 and relating to the 6 7/8% Debentures Due October 15, 2006); Securities Resolution No. 3 effective as of December 10, 1996 (Exhibit 2, Form 8-A filed December 12, 1996, File No. 1-3196 and relating to the 6 5/8% Debentures Due December 1, 2008); Securities Resolution No. 4 effective as of December 9, 1997 (Exhibit 2, Form 8-A filed December 12, 1997, File No. 1-3196 and relating to the 6.80% Debentures Due December 15, 2027); Securities Resolution No. 5 effective as of October 20, 1998 (Exhibit 2, Form 8-A filed October 22, 1998, File No. 1-3196 and relating to the 6% Debentures Due October 15, 2010); Securities Resolution No. 6 effective as of September 21, 1999 (Exhibit 4A(iv), Form 10-K for the fiscal year ended December 31, 1999 filed March 7, 2000, File No. 1-3196, and relating to the 7 1/4% Notes Due October 1, 2004); Second Supplemental Indenture dated as of June 27, 2007 (Exhibit 4.4, Form 8-K filed July 3, 2007, File No. 1-8489).	X

4.7	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K	X

Exhibit Number	Description	Dominion	Virginia Power
filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489); Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K filed August 15, 2011, File No. 1-8489).

4.8	Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to Bank One Trust Company, National Association) (Exhibit 4.1, Form S-3 Registration Statement filed December 22, 2000, File No. 333-52602); Form of First Supplemental Indenture, dated April 1, 2001 (Exhibit 4.2, Form 8-K filed April 12, 2001, File No. 1-3196); Forms of Second and Third Supplemental Indentures, dated October 25, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed October 23, 2001, File No. 1-3196); Fourth Supplemental Indenture, dated May 1, 2002 (Exhibit 4.4, Form 8-K filed May 22, 2002, File No. 1-3196); Form of Fifth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed November 25, 2003, File No. 1-3196); Form of Sixth Supplemental Indenture, dated November 1, 2004 (Exhibit 4.2, Form 8-K filed November 16, 2004, File No. 1-3196); Seventh Supplemental Indenture, dated June 27, 2007 (Exhibit 4.6, Form 8-K filed July 3, 2007, File No. 1-8489).	X

4.9	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Form of Third Supplemental and Amending Indenture, dated June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489).	X

Exhibit Number	Description	Dominion	Virginia Power
4.10	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 17, 2009 (Exhibit 4.3, Form 8-K filed June 15, 2009, File No. 1-8489).	X

4.11

Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 23, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489 and File No. 1-2255).

X

4.12

Replacement Capital Covenant entered into by Dominion Resources, Inc. dated September 29, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489 and File No. 1-2255).

X

10.1	DRS Services Agreement, dated January 1, 2003, between Dominion Resources, Inc. and Dominion Resources Services, Inc. (filed herewith).	X

10.2	DRS Services Agreement, dated January 1, 2012, between Dominion Resources Services, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

10.3	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

10.4	$3.0 billion Three-Year Revolving Credit Agreement dated September 24, 2010 among Dominion Resources, Inc., Virginia Electric and Power Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Barclays Capital, The Royal Bank of Scotland plc, and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein. (Exhibit 10.1, Form 8-K filed September 28, 2010, File Nos. 1-8489 and 1-2255), as amended October 1, 2011 (Exhibit 10.1, Form 8-K filed October 3, 2011, File Nos. 1-8489 and 1-2255).	X	X

10.5	$500 million Three-Year Revolving Credit Agreement dated September 24, 2010 among Dominion Resources, Inc., Virginia Electric and Power Company, Keybank National Association, as Administrative Agent, Bayerische Landesbank, New York Branch, and U.S. Bank National Association, as Syndication Agents, and other lenders named therein. (Exhibit 10.2, Form 8-K filed September 28, 2010, File Nos. 1-8489 and 1-2255), as amended October 1, 2011 (Exhibit 10.2, Form 8-K filed October 3, 2011, File Nos. 1-8489 and 1-2255).	X	X

10.6	Form of Settlement Agreement in the form of a proposed Consent Decree among the United States of America, on behalf of the United States Environmental Protection Agency, the State of New York, the State of New Jersey, the State of Connecticut, the Commonwealth of Virginia and the State of West Virginia and Virginia Electric and Power Company (Exhibit 10, Form 10-Q for the quarter ended March 31, 2003, File No. 1-8489).	X	X

10.7	Dominion Resources, Inc. Executive Supplemental Retirement Plan, as amended and restated effective December 17, 2004 (Exhibit 10.5, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.8	Dominion Resources, Inc. Incentive Compensation Plan, effective April 22, 1997, as amended and restated effective July 20, 2001 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2001 filed August 3, 2001, File No. 1-8489), as amended June 20, 2007 (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489 and Exhibit 10.5, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-2255).	X	X

10.9	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company, amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003 filed August 11, 2003, File No. 1-8489 and File No. 2255), as amended March 31, 2006 (Form 8-K filed April 4, 2006, File No. 1-8489).	X	X

10.10	Dominion Resources, Inc. Retirement Benefit Restoration Plan, as amended and restated effective December 17, 2004 (Exhibit 10.6, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.11*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 17, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

Exhibit Number	Description	Dominion	Virginia Power
10.12*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, effective January 1, 2005 (Exhibit 10.8, Form 8-K filed December 23, 2004, File No. 1-8489), amended January 19, 2006 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2005 filed March 2, 2006, File No. 1-8489), as amended December 1, 2006 and further amended January 1, 2007 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2006, filed February 28, 2007, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489).	X	X

10.13*	Dominion Resources, Inc. New Retirement Benefit Restoration Plan, effective January 1, 2005 (Exhibit 10.9, Form 8-K filed December 23, 2004, File No. 1-8489), as amended January 1, 2007 (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255), as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489 and Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-2255).	X	X

10.14*	Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, amended as of February 27, 2004 (Exhibit 10.15, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.1, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.15*	Dominion Resources, Inc. Directors Stock Compensation Plan, as amended February 27, 2004 (Exhibit 10.16, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.2, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.16*	Dominion Resources, Inc. Directors’ Deferred Cash Compensation Plan, as amended and in effect September 20, 2002 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2002 filed November 8, 2002, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.3, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.17*	Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective January 1, 2008 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489), as amended and restated effective December 17, 2009 (Exhibit 10.18, Form 10-K filed for the fiscal year ended December 31, 2009 filed February 26, 2010, File No. 1-8489).	X

10.18*	Dominion Resources, Inc. Leadership Stock Option Plan, effective July 1, 2000, as amended and restated effective July 20, 2001 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2001 filed August 3, 2001, File No. 1-8489 and File No. 1-2255).	X	X

10.19*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated February 18, 2011 (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2010 filed February 28, 2011, File No. 1-8489).	X

10.20*	Dominion Resources, Inc. Security Option Plan, effective January 1, 2003, amended December 31, 2004 and restated effective January 1, 2005 (Exhibit 10.13, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.21*	Letter agreement between Dominion Resources, Inc. and Thomas F. Farrell II, dated February 27, 2003 (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended December 16, 2005 (Exhibit 10.1, Form 8-K filed December 16, 2005, File No. 1-8489).	X

10.22*	Employment agreement dated February 13, 2007 between Dominion Resources Services, Inc. and Mark F. McGettrick (Exhibit 10.34, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File No. 1-8489).	X

Exhibit Number	Description	Dominion	Virginia Power
10.23*	Supplemental retirement agreement dated October 22, 2003 between Dominion Resources, Inc. and Paul D. Koonce (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-2255).	X

10.24*	Supplemental Retirement Agreement dated December 12, 2000, between Dominion Resources, Inc. and David A. Christian (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2001 filed March 11, 2002, File No. 1-2255).	X

10.25*	Letter Agreement between Consolidated Natural Gas Company and George A. Davidson, Jr. dated December 22, 1998, related letter dated January 8, 1999 and Amendment to Letter Agreement dated February 26, 2008 (Exhibit 10.37, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489).	X

10.26*	Form of Restricted Stock Grant under 2007 Long-Term Compensation Program approved March 30, 2007 (Exhibit 10.1, Form 8-K filed April 5, 2007, File No. 1-8489).	X	X

10.27*	Form of Restricted Stock Award Agreement under 2008 Long-Term Compensation Program approved March 27, 2008 (Exhibit 10.1, Form 8-K filed April 2, 2008, File No. 1-8489).	X	X

10.28*	2008 Performance Grant Plan under 2008 Long-Term Compensation Program approved March 27, 2008 (Exhibit 10.2, Form 8-K filed April 2, 2008, File No. 1-8489).	X	X

10.29*	Form of Advancement of Expenses for certain directors and officers of Dominion Resources, Inc., approved by the Dominion Resources, Inc. Board of Directors on October 24, 2008 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255).	X	X

10.30*	2009 Performance Grant Plan under 2009 Long-Term Compensation Program approved January 26, 2009 (Exhibit 10.1, Form 8-K filed January 29, 2009, File No. 1-8489).	X	X

10.31*	Form of Restricted Stock Award Agreement under 2009 Long-Term Compensation Program approved January 26, 2009 (Exhibit 10.2, Form 8-K filed January 29, 2009, File No. 1-8489).	X	X

10.32*	Dominion Resources, Inc. 2005 Incentive Compensation Plan, originally effective May 1, 2005, as amended and restated effective December 20, 2011 (filed herewith).	X	X

10.33*	2010 Performance Grant Plan under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.1, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X

10.34*	Form of Restricted Stock Award Agreement under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.2, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X

10.35*	Supplemental Retirement Agreement with Mark F. McGettrick effective May 19, 2010 (Exhibit 10.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X	X

10.36*	2011 Performance Grant Plan under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.1, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

10.37*	Form of Restricted Stock Award Agreement under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.2, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

10.38*	Restricted Stock Award Agreement for Thomas F. Farrell II, dated December 17, 2010 (Exhibit 10.1, Form 8-K filed December 17, 2010, File No. 1-8489).	X	X

10.39*	Base salaries for named executive officers of Dominion Resources, Inc. (filed herewith).	X

10.40*	Non-employee directors’ annual compensation for Dominion Resources, Inc. (filed herewith).	X

10.41*	Restricted Stock Award Agreement for Gary L. Sypolt approved September 24, 2010 (Exhibit 10.46, Form 10-K for the fiscal year ended December 31, 2010 filed February 28, 2011, File No. 1-8489).	X

10.42*	2012 Performance Grant Plan under the 2012 Long-term Incentive Program approved January 19, 2012 (Exhibit 10.1, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X

10.43*	Form Restricted Stock Award Agreement under the 2012 Long-term Incentive Program approved January 19, 2012 (Exhibit 10.2, Form 8-K filed January 20, 2012. File No. 1-8489).	X	X

Exhibit Number	Description	Dominion	Virginia Power
12.a	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.b	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.c	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

21	Subsidiaries of Dominion Resources, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

23	Consent of Deloitte & Touche LLP (filed herewith).	X	X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Towers Watson Energy Services Survey participants (filed herewith).		X

101^	The following financial statements from Dominion Resources, Inc. and Virginia Electric and Power Company Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.	X	X

*	Indicates management contract or compensatory plan or arrangement
^	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that one of the Companies specifically incorporates it by reference.

Signatures

DOMINION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION RESOURCES, INC.

By:	/S/ THOMAS F. FARRELL II
(Thomas F. Farrell II, Chairman, President and Chief Executive Officer)

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2012.

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
(Thomas F. Farrell II, Chairman of the Board of Directors and Chief Executive Officer)

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2012.

Signature	Title

/S/ THOMAS F. FARRELL II Thomas F. Farrell II	Chairman of the Board of Directors and Chief Executive Officer

/S/ MARK F. MCGETTRICK Mark F. McGettrick	Director, Executive Vice President and Chief Financial Officer

/S/ ASHWINI SAWHNEY Ashwini Sawhney	Vice President—Accounting (Chief Accounting Officer)

/S/ STEVEN A. ROGERS Steven A. Rogers	Director

Exhibit Index

Exhibit Number	Description	Dominion	Virginia Power
2	Purchase and Sale Agreement between Dominion Resources, Inc., Dominion Energy, Inc., Dominion Transmission, Inc. and CONSOL Energy Holdings LLC VI (Exhibit 99.1, Form 8-K filed March 15, 2010, File No. 1-8489).	X

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q for the quarter ended March 30, 2011 filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 15, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1.a	See Exhibit 3.1.a above.	X

4.1.b	See Exhibit 3.1.b above.		X

4.2	Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by Fifty-Eighth Supplemental Indentures (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255).	X	X

4.3	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of First Supplemental Indenture, dated June 1, 1998 (Exhibit 4.2, Form 8-K filed June 12, 1998, File No. 1-2255); Form of Second Supplemental Indenture, dated June 1, 1999 (Exhibit 4.2, Form 8-K filed June 4, 1999, File No. 1-2255); Form of Third Supplemental Indenture, dated November 1, 1999 (Exhibit 4.2, Form 8-K filed October 27, 1999, File No. 1-2255); Forms of Fourth and Fifth Supplemental Indentures, dated March 1, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed March 26, 2001, File No. 1-2255); Form of Sixth Supplemental Indenture, dated January 1, 2002 (Exhibit 4.2, Form 8-K filed January 29, 2002, File No. 1-2255); Seventh Supplemental Indenture, dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255); Form of Eighth Supplemental Indenture, dated February 1, 2003 (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255); Forms of Ninth and Tenth Supplemental Indentures, dated December 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Eleventh Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255); Forms of Twelfth and Thirteenth Supplemental Indentures, dated January 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Forms of Sixteenth and Seventeenth Supplemental Indentures, dated November 1, 2007 (Exhibits 4.2 and 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255).	X	X

Exhibit Number	Description	Dominion	Virginia Power
4.4	Indenture, Junior Subordinated Debentures, dated December 1, 1997, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)) as supplemented by a First Supplemental Indenture, dated December 1, 1997 (Exhibit 4.1 and Exhibit 4.2 to Form S-4 Registration Statement filed April 22, 1998, File No. 333-50653); Forms of Second and Third Supplemental Indentures, dated January 1, 2001 (Exhibits 4.6 and 4.13, Form 8-K filed January 12, 2001, File No. 1-8489).	X

4.5	Indenture, dated May 1, 1971, between Consolidated Natural Gas Company and The Bank of New York (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Manufacturers Hanover Trust Company)) (Exhibit (5) to Certificate of Notification at Commission File No. 70-5012); Fifteenth Supplemental Indenture, dated October 1, 1989 (Exhibit (5) to Certificate of Notification at Commission File No. 70-7651); Seventeenth Supplemental Indenture, dated August 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167); Eighteenth Supplemental Indenture, dated December 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167); Nineteenth Supplemental Indenture, dated January 28, 2000 (Exhibit (4A)(iii), Form 10-K for the fiscal year ended December 31, 1999 filed March 7, 2000, File No. 1-3196); Twentieth Supplemental Indenture, dated March 19, 2001 (Exhibit 4.1, Form 10-Q for the quarter ended September 30, 2003 filed November 7, 2003, File No. 1-3196); Twenty-First Supplemental Indenture, dated June 27, 2007 (Exhibit 4.2, Form 8-K filed July 3, 2007, File No. 1-8489).	X

4.6	Indenture, dated April 1, 1995, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to United States Trust Company of New York) (Exhibit (4), Certificate of Notification No. 1 filed April 19, 1995, File No. 70-8107); First Supplemental Indenture dated January 28, 2000 (Exhibit (4A)(ii), Form 10-K for the fiscal year ended December 31, 1999 filed March 7, 2000, File No. 1-3196); Securities Resolution No. 1 effective as of April 12, 1995 (Exhibit 2, Form 8-A filed April 21, 1995, File No. 1-3196 and relating to the 7 3/8% Debentures Due April 1, 2005); Securities Resolution No. 2 effective as of October 16, 1996 (Exhibit 2, Form 8-A filed October 18, 1996, File No. 1-3196 and relating to the 6 7/8% Debentures Due October 15, 2006); Securities Resolution No. 3 effective as of December 10, 1996 (Exhibit 2, Form 8-A filed December 12, 1996, File No. 1-3196 and relating to the 6 5/8% Debentures Due December 1, 2008); Securities Resolution No. 4 effective as of December 9, 1997 (Exhibit 2, Form 8-A filed December 12, 1997, File No. 1-3196 and relating to the 6.80% Debentures Due December 15, 2027); Securities Resolution No. 5 effective as of October 20, 1998 (Exhibit 2, Form 8-A filed October 22, 1998, File No. 1-3196 and relating to the 6% Debentures Due October 15, 2010); Securities Resolution No. 6 effective as of September 21, 1999 (Exhibit 4A(iv), Form 10-K for the fiscal year ended December 31, 1999 filed March 7, 2000, File No. 1-3196, and relating to the 7 1/4% Notes Due October 1, 2004); Second Supplemental Indenture dated as of June 27, 2007 (Exhibit 4.4, Form 8-K filed July 3, 2007, File No. 1-8489).	X

4.7	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed	X

Exhibit Number	Description	Dominion	Virginia Power
February 11, 2003, File No. 1-8489); Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K filed August 15, 2011, File No. 1-8489).

4.8	Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to Bank One Trust Company, National Association) (Exhibit 4.1, Form S-3 Registration Statement filed December 22, 2000, File No. 333-52602); Form of First Supplemental Indenture, dated April 1, 2001 (Exhibit 4.2, Form 8-K filed April 12, 2001, File No. 1-3196); Forms of Second and Third Supplemental Indentures, dated October 25, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed October 23, 2001, File No. 1-3196); Fourth Supplemental Indenture, dated May 1, 2002 (Exhibit 4.4, Form 8-K filed May 22, 2002, File No. 1-3196); Form of Fifth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed November 25, 2003, File No. 1-3196); Form of Sixth Supplemental Indenture, dated November 1, 2004 (Exhibit 4.2, Form 8-K filed November 16, 2004, File No. 1-3196); Seventh Supplemental Indenture, dated June 27, 2007 (Exhibit 4.6, Form 8-K filed July 3, 2007, File No. 1-8489).	X

4.9	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Form of Third Supplemental and Amending Indenture, dated June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489).	X

4.10	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 17, 2009 (Exhibit 4.3, Form 8-K filed June 15, 2009, File No. 1-8489).	X

4.11

Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 23, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489 and File No. 1-2255).

X

4.12

Replacement Capital Covenant entered into by Dominion Resources, Inc. dated September 29, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489 and File No. 1-2255).

X

Exhibit Number	Description	Dominion	Virginia Power
10.1	DRS Services Agreement, dated January 1, 2003, between Dominion Resources, Inc. and Dominion Resources Services, Inc. (filed herewith).	X

10.2	DRS Services Agreement, dated January 1, 2012, between Dominion Resources Services, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

10.3	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

10.4	$3.0 billion Three-Year Revolving Credit Agreement dated September 24, 2010 among Dominion Resources, Inc., Virginia Electric and Power Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Barclays Capital, The Royal Bank of Scotland plc, and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein. (Exhibit 10.1, Form 8-K filed September 28, 2010, File Nos. 1-8489 and 1-2255), as amended October 1, 2011 (Exhibit 10.1, Form 8-K filed October 3, 2011, File Nos. 1-8489 and 1-2255).	X	X

10.5	$500 million Three-Year Revolving Credit Agreement dated September 24, 2010 among Dominion Resources, Inc., Virginia Electric and Power Company, Keybank National Association, as Administrative Agent, Bayerische Landesbank, New York Branch, and U.S. Bank National Association, as Syndication Agents, and other lenders named therein. (Exhibit 10.2, Form 8-K filed September 28, 2010, File Nos. 1-8489 and 1-2255), as amended October 1, 2011 (Exhibit 10.2, Form 8-K filed October 3, 2011, File Nos. 1-8489 and 1-2255).	X	X

10.6	Form of Settlement Agreement in the form of a proposed Consent Decree among the United States of America, on behalf of the United States Environmental Protection Agency, the State of New York, the State of New Jersey, the State of Connecticut, the Commonwealth of Virginia and the State of West Virginia and Virginia Electric and Power Company (Exhibit 10, Form 10-Q for the quarter ended March 31, 2003, File No. 1-8489).	X	X

10.7	Dominion Resources, Inc. Executive Supplemental Retirement Plan, as amended and restated effective December 17, 2004 (Exhibit 10.5, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.8	Dominion Resources, Inc. Incentive Compensation Plan, effective April 22, 1997, as amended and restated effective July 20, 2001 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2001 filed August 3, 2001, File No. 1-8489), as amended June 20, 2007 (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489 and Exhibit 10.5, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-2255).	X	X

10.9	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company, amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003 filed August 11, 2003, File No. 1-8489 and File No. 2255), as amended March 31, 2006 (Form 8-K filed April 4, 2006, File No. 1-8489).	X	X

10.10	Dominion Resources, Inc. Retirement Benefit Restoration Plan, as amended and restated effective December 17, 2004 (Exhibit 10.6, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.11*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 17, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.12*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, effective January 1, 2005 (Exhibit 10.8, Form 8-K filed December 23, 2004, File No. 1-8489), amended January 19, 2006 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2005 filed March 2, 2006, File No. 1-8489), as amended December 1, 2006 and further amended January 1, 2007 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2006, filed February 28, 2007, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489).	X	X

10.13*	Dominion Resources, Inc. New Retirement Benefit Restoration Plan, effective January 1, 2005 (Exhibit 10.9, Form 8-K filed December 23, 2004, File No. 1-8489), as amended January 1, 2007 (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.2, Form 10-Q for the	X	X

Exhibit Number	Description	Dominion	Virginia Power
quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255), as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489 and Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-2255).

10.14*	Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, amended as of February 27, 2004 (Exhibit 10.15, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.1, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.15*	Dominion Resources, Inc. Directors Stock Compensation Plan, as amended February 27, 2004 (Exhibit 10.16, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.2, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.16*	Dominion Resources, Inc. Directors’ Deferred Cash Compensation Plan, as amended and in effect September 20, 2002 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2002 filed November 8, 2002, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.3, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.17*	Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective January 1, 2008 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489), as amended and restated effective December 17, 2009 (Exhibit 10.18, Form 10-K filed for the fiscal year ended December 31, 2009 filed February 26, 2010, File No. 1-8489).	X

10.18*	Dominion Resources, Inc. Leadership Stock Option Plan, effective July 1, 2000, as amended and restated effective July 20, 2001 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2001 filed August 3, 2001, File No. 1-8489 and File No. 1-2255).	X	X

10.19*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated February 18, 2011 (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2010 filed February 28, 2011, File No. 1-8489).	X

10.20*	Dominion Resources, Inc. Security Option Plan, effective January 1, 2003, amended December 31, 2004 and restated effective January 1, 2005 (Exhibit 10.13, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.21*	Letter agreement between Dominion Resources, Inc. and Thomas F. Farrell II, dated February 27, 2003 (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended December 16, 2005 (Exhibit 10.1, Form 8-K filed December 16, 2005, File No. 1-8489).	X

10.22*	Employment agreement dated February 13, 2007 between Dominion Resources Services, Inc. and Mark F. McGettrick (Exhibit 10.34, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File No. 1-8489).	X

10.23*	Supplemental retirement agreement dated October 22, 2003 between Dominion Resources, Inc. and Paul D. Koonce (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-2255).	X

10.24*	Supplemental Retirement Agreement dated December 12, 2000, between Dominion Resources, Inc. and David A. Christian (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2001 filed March 11, 2002, File No. 1-2255).	X

10.25*	Letter Agreement between Consolidated Natural Gas Company and George A. Davidson, Jr. dated December 22, 1998, related letter dated January 8, 1999 and Amendment to Letter Agreement dated February 26, 2008 (Exhibit 10.37, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489).	X

10.26*	Form of Restricted Stock Grant under 2007 Long-Term Compensation Program approved March 30, 2007 (Exhibit 10.1, Form 8-K filed April 5, 2007, File No. 1-8489).	X	X

Exhibit Number	Description	Dominion	Virginia Power
10.27*	Form of Restricted Stock Award Agreement under 2008 Long-Term Compensation Program approved March 27, 2008 (Exhibit 10.1, Form 8-K filed April 2, 2008, File No. 1-8489).	X	X

10.28*	2008 Performance Grant Plan under 2008 Long-Term Compensation Program approved March 27, 2008 (Exhibit 10.2, Form 8-K filed April 2, 2008, File No. 1-8489).	X	X

10.29*	Form of Advancement of Expenses for certain directors and officers of Dominion Resources, Inc., approved by the Dominion Resources, Inc. Board of Directors on October 24, 2008 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255).	X	X

10.30*	2009 Performance Grant Plan under 2009 Long-Term Compensation Program approved January 26, 2009 (Exhibit 10.1, Form 8-K filed January 29, 2009, File No. 1-8489).	X	X

10.31*	Form of Restricted Stock Award Agreement under 2009 Long-Term Compensation Program approved January 26, 2009 (Exhibit 10.2, Form 8-K filed January 29, 2009, File No. 1-8489).	X	X

10.32*	Dominion Resources, Inc. 2005 Incentive Compensation Plan, originally effective May 1, 2005, as amended and restated effective December 20, 2011 (filed herewith).	X	X

10.33*	2010 Performance Grant Plan under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.1, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X

10.34*	Form of Restricted Stock Award Agreement under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.2, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X

10.35*	Supplemental Retirement Agreement with Mark F. McGettrick effective May 19, 2010 (Exhibit 10.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X	X

10.36*	2011 Performance Grant Plan under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.1, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

10.37*	Form of Restricted Stock Award Agreement under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.2, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

10.38*	Restricted Stock Award Agreement for Thomas F. Farrell II, dated December 17, 2010 (Exhibit 10.1, Form 8-K filed December 17, 2010, File No. 1-8489).	X	X

10.39*	Base salaries for named executive officers of Dominion Resources, Inc. (filed herewith).	X

10.40*	Non-employee directors’ annual compensation for Dominion Resources, Inc. (filed herewith).	X

10.41*	Restricted Stock Award Agreement for Gary L. Sypolt approved September 24, 2010 (Exhibit 10.46, Form 10-K for the fiscal year ended December 31, 2010 filed February 28, 2011, File No. 1-8489).	X

10.42*	2012 Performance Grant Plan under the 2012 Long-term Incentive Program approved January 19, 2012 (Exhibit 10.1, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X

10.43*	Form Restricted Stock Award Agreement under the 2012 Long-term Incentive Program approved January 19, 2012 (Exhibit 10.2, Form 8-K filed January 20, 2012. File No. 1-8489).	X	X

12.a	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.b	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.c	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

21	Subsidiaries of Dominion Resources, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

23	Consent of Deloitte & Touche LLP (filed herewith).	X	X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

Exhibit Number	Description	Dominion	Virginia Power
31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Towers Watson Energy Services Survey participants (filed herewith).		X

101^	The following financial statements from Dominion Resources, Inc. and Virginia Electric and Power Company Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.	X	X

*	Indicates management contract or compensatory plan or arrangement
^	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that one of the Companies specifically incorporates it by reference.

