Form 10-Q
period 2012-03-31
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2012-04-26
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At March 31, 2012, the latest practicable date for determination, Dominion Resources, Inc. had 571,498,534 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representations as to the information relating to Dominion Resources, Inc.’s other operations.

COMBINED INDEX

Page Number

	Glossary of Terms	PAGE 3

PART I. Financial Information

Item 1.	Financial Statements	PAGE 6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	PAGE 49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	PAGE 63
Item 4.	Controls and Procedures	PAGE 64

PART II. Other Information

Item 1.	Legal Proceedings	PAGE 64
Item 1A.	Risk Factors	PAGE 65
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	PAGE 65
Item 6.	Exhibits	PAGE 66

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
2009 Base Rate Review	Order entered by the Virginia Commission in January 2009, pursuant to the Regulation Act, initiating reviews of the base rates and terms and conditions of all investor-owned utilities in Virginia
AFUDC	Allowance for funds used during construction
AOCI	Accumulated other comprehensive income (loss)
ARO	Asset retirement obligation
ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA
bcf	Billion cubic feet
Bear Garden	A 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia
Biennial Review Order	Order issued by the Virginia Commission in November 2011 concluding the 2009 - 2010 biennial review of Virginia Power’s base rates, terms and conditions
Brayton Point	Brayton Point power station
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CO2	Carbon dioxide
Companies	Dominion and Virginia Power, collectively
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Cove Point	Dominion Cove Point LNG, LP
CSAPR	Cross State Air Pollution Rule
CWA	Clean Water Act
DEI	Dominion Energy, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	Department of Energy
Dominion

The legal entity, Dominion Resources, Inc., one or more of Dominion Resources, Inc.’s consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

DRS	Dominion Resources Services, Inc.
Dth	Dekatherm
DVP	Dominion Virginia Power operating segment
East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio
EPA	Environmental Protection Agency
EPS	Earnings per share
ERM	Enterprise Risk Management
Fairless	Fairless power station
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP Alternative Energy, Inc. in Benton County, Indiana
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
Gal	Gallon
GHG	Greenhouse gas

Abbreviation or Acronym	Definition
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
INPO	Institute of Nuclear Power Operations
ISO	Independent system operator
Kewaunee	Kewaunee nuclear power station
Kincaid	Kincaid power station
LNG	Liquefied natural gas
Manchester Street	Manchester Street power station
MATS	Utility Mercury and Air Toxics Standard Rule
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MF Global	MF Global Inc.
Millstone	Millstone nuclear power station
Moody’s	Moody’s Investors Service
MW	Megawatt
MWh	Megawatt hour
NCEMC	North Carolina Electric Membership Corporation
NedPower	A wind-turbine facility joint venture between Dominion and Shell WindEnergy Inc. in Grant County, West Virginia
NGLs	Natural gas liquids
North Anna	North Anna nuclear power station
North Carolina Commission	North Carolina Utilities Commission
NOx	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
OPEB	Other Postretirement Employee Benefits
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
RCC	Replacement Capital Covenants
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act

RGGI	Regional Greenhouse Gas Initiative
Rider B	A rate adjustment clause associated with the recovery of costs related to the proposed conversion of three of Virginia Power’s coal-fired power stations to biomass
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
ROE	Return on equity
RPS	Renewable Portfolio Standard
RTO	Regional transmission organization
Salem Harbor	Salem Harbor power station
SEC	Securities and Exchange Commission
September 2006 hybrids	2006 Series B Enhanced Junior Subordinated Notes due 2066
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
State Line	State Line power station

Abbreviation or Acronym	Definition
U.S.	United States of America
UAO	Unilateral Administrative Order
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 585 MW baseload carbon-capture compatible, clean coal powered electric generation facility under construction in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries
Virginia Settlement Approval Order	Order issued by the Virginia Commission in March 2010 concluding Virginia Power’s 2009 Base Rate Review

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(millions, except per share amounts)
Operating Revenue	$3,492	$4,057

Operating Expenses
Electric fuel and other energy-related purchases	948	1,049
Purchased electric capacity	113	119
Purchased gas	412	642
Other operations and maintenance	647	861
Depreciation, depletion and amortization	287	262
Other taxes	170	161

Total operating expenses	2,577	3,094

Income from operations	915	963

Other income	74	57
Interest and related charges	228	227

Income from operations including noncontrolling interests before income tax expense	761	793
Income tax expense	260	310

Net Income Including Noncontrolling Interests	501	483
Noncontrolling Interests	7	4

Net Income Attributable to Dominion	$494	$479

Amounts Attributable to Dominion:
Earnings Per Common Share – Basic	$0.87	$0.83

Earnings Per Common Share – Diluted	$0.86	$0.82

Dividends declared per common share	$0.5275	$0.4925

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(millions)
Net income including noncontrolling interests	$501	$483
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $(80) and $58 tax	128	(85)
Changes in unrealized net gains on investment securities, net of $(56) and $(25) tax	85	38
Changes in net unrecognized pension and other postretirement benefit costs, net of $— and $(15) tax	—	25
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $12 and $(5) tax	(16)	13
Net realized gains on investment securities, net of $6 and $2 tax	(10)	(2)
Net pension and other postretirement benefit costs, net of $(9) and $(2) tax	12	14

Total other comprehensive income	199	3

Comprehensive income including noncontrolling interests	700	486
Comprehensive income attributable to noncontrolling interests	7	4

Comprehensive income attributable to Dominion	$693	$482

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$133	$102
Customer receivables (less allowance for doubtful accounts of $29 at both dates)	1,539	1,780
Other receivables (less allowance for doubtful accounts of $5 and $8)	173	255
Inventories	1,249	1,348
Derivative assets	822	705
Other	1,103	1,240

Total current assets	5,019	5,430

Investments
Nuclear decommissioning trust funds	3,231	2,999
Investment in equity method affiliates	552	553
Restricted cash equivalents	104	141
Other	296	292

Total investments	4,183	3,985

Property, Plant and Equipment
Property, plant and equipment	42,895	42,033
Property, plant and equipment, VIE	957	957
Accumulated depreciation, depletion and amortization	(13,564)	(13,320)

Total property, plant and equipment, net	30,288	29,670

Deferred Charges and Other Assets
Goodwill	3,141	3,141
Regulatory assets	1,319	1,382
Other	2,143	2,006

Total deferred charges and other assets	6,603	6,529

Total assets	$46,093	$45,614

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2012	December 31, 2011(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,131	$1,479
Short-term debt	1,057	1,814
Accounts payable	935	1,250
Derivative liabilities	871	951
Other	1,660	1,468

Total current liabilities	6,654	6,962

Long-Term Debt
Long-term debt	14,564	14,785
Long-term debt, VIE	882	890
Junior subordinated notes payable to affiliates	268	268
Enhanced junior subordinated notes	1,365	1,451

Total long-term debt	17,079	17,394

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,719	5,216
Asset retirement obligations	1,396	1,383
Regulatory liabilities	1,423	1,324
Other	1,596	1,575

Total deferred credits and other liabilities	10,134	9,498

Total liabilities	33,867	33,854

Commitments and Contingencies (see Note 12)

Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Equity
Common stock – no par(2)	5,256	5,180
Other paid-in capital	173	179
Retained earnings	6,891	6,697
Accumulated other comprehensive loss	(411)	(610)

Total common shareholders’ equity	11,909	11,446

Noncontrolling interest	60	57

Total equity	11,969	11,503

Total liabilities and equity	$46,093	$45,614

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 571 million shares and 570 million shares outstanding at March 31, 2012 and December 31, 2011, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31,	2012	2011
(millions)
Operating Activities
Net income including noncontrolling interests	$501	$483
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	353	318
Deferred income taxes and investment tax credits	269	227
Rate refunds	(55)	(29)
Other adjustments	(72)	(17)
Changes in:
Accounts receivable	327	292
Inventories	99	119
Deferred fuel and purchased gas costs, net	162	(50)
Prepayments	37	54
Accounts payable	(275)	(299)
Accrued interest, payroll and taxes	89	(129)
Margin deposit assets and liabilities	97	(120)
Other operating assets and liabilities	91	63

Net cash provided by operating activities	1,623	912

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(981)	(806)
Proceeds from sales of securities	415	502
Purchases of securities	(420)	(522)
Restricted cash equivalents	37	56
Other	3	18

Net cash used in investing activities	(946)	(752)

Financing Activities
Repayment of short-term debt, net	(757)	(538)
Issuance and remarketing of long-term debt	450	1,060
Repayment and repurchase of long-term debt	(104)	(2)
Issuance of common stock	69	17
Repurchase of common stock	—	(274)
Common dividend payments	(301)	(285)
Subsidiary preferred dividend payments	(4)	(4)
Other	1	(8)

Net cash used in financing activities	(646)	(34)

Increase in cash and cash equivalents	31	126
Cash and cash equivalents at beginning of period	102	62

Cash and cash equivalents at end of period	$133	$188

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$298	$167

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(millions)
Operating Revenue	$1,754	$1,757

Operating Expenses
Electric fuel and other energy-related purchases	614	593
Purchased electric capacity	113	118
Other operations and maintenance:
Affiliated suppliers	83	73
Other	223	229
Depreciation and amortization	188	174
Other taxes	65	59

Total operating expenses	1,286	1,246

Income from operations	468	511

Other income	23	29
Interest and related charges	100	92

Income before income tax expense	391	448
Income tax expense	148	170

Net Income	243	278
Preferred dividends	4	4

Balance available for common stock	$239	$274

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(millions)
Net income	$243	$278
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities, net of $— tax at both dates	(1)	—
Changes in unrealized net gains on nuclear decommissioning trust funds, net of $(5) and $(2) tax	9	3
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $(1) and $— tax	1	(1)
Net realized gains on nuclear decommissioning trust funds, net of $1 and $— tax	(1)	—

Other comprehensive income	8	2

Comprehensive income	$251	$280

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$28	$29
Customer receivables (less allowance for doubtful accounts of $11 at both dates)	789	892
Other receivables (less allowance for doubtful accounts of $4 and $7)	127	145
Inventories (average cost method)	777	797
Prepayments	29	41
Other	373	532

Total current assets	2,123	2,436

Investments
Nuclear decommissioning trust funds	1,467	1,370
Other	32	36

Total investments	1,499	1,406

Property, Plant and Equipment
Property, plant and equipment	29,136	28,626
Accumulated depreciation and amortization	(9,758)	(9,615)

Total property, plant and equipment, net	19,378	19,011

Deferred Charges and Other Assets
Intangible assets	185	183
Regulatory assets	345	399
Other	86	109

Total deferred charges and other assets	616	691

Total assets	$23,616	$23,544

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2012	December 31, 2011(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$1,016	$616
Short-term debt	255	894
Accounts payable	395	405
Payables to affiliates	54	108
Affiliated current borrowings	187	187
Accrued interest, payroll and taxes	363	226
Other	520	685

Total current liabilities	2,790	3,121

Long-Term Debt	6,292	6,246

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,339	3,180
Asset retirement obligations	628	624
Regulatory liabilities	1,191	1,095
Other	270	271

Total deferred credits and other liabilities	5,428	5,170

Total liabilities	14,510	14,537

Commitments and Contingencies (see Note 12)

Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock – no par(2)	5,738	5,738
Other paid-in capital	1,111	1,111
Retained earnings	1,973	1,882
Accumulated other comprehensive income	27	19

Total common shareholder’s equity	8,849	8,750

Total liabilities and shareholder’s equity	$23,616	$23,544

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.
(2)	500,000 shares authorized; 274,723 shares outstanding at March 31, 2012 and December 31, 2011.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2012	2011
(millions)
Operating Activities
Net income	$243	$278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	222	205
Deferred income taxes and investment tax credits	85	150
Rate refunds	(55)	(29)
Other adjustments	(20)	(32)
Changes in:
Accounts receivable	125	127
Affiliated accounts receivable and payable	(15)	(31)
Inventories	20	(42)
Deferred fuel expenses	156	(32)
Accounts payable	(59)	(69)
Accrued interest, payroll and taxes	137	25
Other operating assets and liabilities	67	(26)

Net cash provided by operating activities	906	524

Investing Activities
Plant construction and other property additions	(483)	(408)
Purchases of nuclear fuel	(67)	(49)
Purchases of securities	(193)	(362)
Proceeds from sales of securities	191	343
Restricted cash equivalents	3	56
Other	(9)	9

Net cash used in investing activities	(558)	(411)

Financing Activities
Repayment of short-term debt, net	(639)	(18)
Repayment of affiliated current borrowings, net	—	(44)
Issuance and remarketing of long-term debt	450	160
Common dividend payments	(149)	(130)
Preferred dividend payments	(4)	(4)
Other	(7)	(2)

Net cash used in financing activities	(349)	(38)

Increase (decrease) in cash and cash equivalents	(1)	75
Cash and cash equivalents at beginning of period	29	5

Cash and cash equivalents at end of period	$28	$80

Supplemental Cash Flow Information
Significant noncash investing and financing activities:
Accrued capital expenditures	$208	$121

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

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of March 31, 2012 and their results of operations and cash flows for the three months ended March 31, 2012 and 2011. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, their accounts and those of their respective majority-owned subsidiaries and those VIEs where Dominion has been determined to be the primary beneficiary.

The results of operations for interim periods are not necessarily indicative of the results expected for the full year. Information for quarterly periods is affected by seasonal variations in sales, rate changes, electric fuel and other energy-related purchases, purchased gas expenses and other factors.

Certain amounts in Dominion’s and Virginia Power’s 2011 Consolidated Financial Statements and Notes have been reclassified to conform to the 2012 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion are inclusive of Virginia Power, where applicable.

Note 3. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2012	2011
(millions)
Dominion
Electric sales:
Regulated	$1,724	$1,730
Nonregulated	738	941
Gas sales:
Regulated	99	139
Nonregulated	398	602
Gas transportation and storage	405	538
Other	128	107

Total operating revenue	$3,492	$4,057

Virginia Power
Regulated electric sales	$1,724	$1,730
Other	30	27

Total operating revenue	$1,754	$1,757

Note 4. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Three Months Ended March 31,	2012	2011	2012	2011
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.8	3.7	3.9	3.9
Valuation allowances	(2.7)	0.8	—	—
AFUDC - equity	(0.7)	(0.7)	(0.9)	(1.1)
Other, net	(1.3)	0.3	(0.2)	0.2

Effective tax rate	34.1%	39.1%	37.8%	38.0%

Dominion’s effective tax rate in 2012 reflects a $20 million reduction of a valuation allowance related to certain state operating loss carryforwards. As disclosed in Note 16 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2011, Dominion expects to purchase Fairless in 2013. Dominion currently operates the facility under a lease and, as a result of a 2012 contract modification, the exercise price of Dominion’s option to purchase Fairless is fixed at approximately $923 million. After considering the results of Fairless’ operations in recent years and a forecast of future operating results reflecting the planned purchase of the facility, Dominion has concluded that it is more likely than not that the tax benefit of the operating losses will be realized. Significant assumptions include future commodity prices, in particular, those for electric energy produced by Fairless and those for natural gas, as compared to other fuels used for the generation of electricity, which will significantly influence the extent to which Fairless is dispatched by PJM. Realization of these tax benefits ultimately depends on whether or not the forecasted results are achieved. Dominion will continue to evaluate the likelihood of realizing these tax benefits on a quarterly basis.

As of March 31, 2012, there have been no material changes in Dominion’s and Virginia Power’s unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 6 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of these unrecognized tax benefits.

Note 5. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended March 31,
	2012	2011
(millions, except EPS)
Net income attributable to Dominion	$494	$479

Average shares of common stock outstanding – Basic	570.5	579.8
Net effect of potentially dilutive securities(1)	1.4	0.7

Average shares of common stock outstanding – Diluted	571.9	580.5

Earnings Per Common Share – Basic	$0.87	$0.83
Earnings Per Common Share – Diluted	$0.86	$0.82

(1)	Potentially dilutive securities consist of options, goal-based stock and contingently convertible senior notes.

There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2012 and 2011.

Note 6. Fair Value Measurements

Dominion’s and Virginia Power’s fair value measurements are made in accordance with the policies discussed in Note 7 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2011. See Note 7 in this report for further information about their derivatives and hedge accounting activities.

At March 31, 2012, Dominion’s and Virginia Power’s net balance of commodity derivatives categorized as Level 3 fair value measurements was a net liability of $61 million and $17 million, respectively.

Dominion’s and Virginia Power’s commodity derivative valuations are prepared by the ERM department. The ERM department reports directly to the Companies’ CFO. The ERM department creates a daily computer-generated file containing mark-to-market valuations for the Companies’ derivative transactions. Standard transactions are programmatically calculated using software. The inputs that go into the mark-to-market valuations are transactional information stored in the systems of record and market pricing information that resides in data warehouse databases. The majority of forward prices are automatically uploaded into the data warehouse databases from various third party sources. Inputs obtained from third party sources are evaluated for reliability considering the reputation, independence, market presence, and methodology used by the third party. If forward prices are not available from third party sources, then the ERM department models the forward prices based on other available market data. A team consisting of risk management and risk quantitative analysts meets each business day to assess the validity of market prices and mark-to-market valuations. During this meeting, the changes in mark-to-market valuations from period to period are examined and qualified against historical expectations. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

Dominion and Virginia Power use the discounted cash flow method to value Level 3 physical and financial forwards and futures and an option model to value Level 3 physical and financial options. The discounted cash flow model calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, price correlations, the original sales prices, and volumes. For Level 3 fair value measurements, the forward market prices, the implied price volatilities, and price correlations are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third party pricing sources.

The following table presents Dominion’s quantitative information about Level 3 fair value measurements. Included are descriptions of the valuation techniques, the significant unobservable inputs, and the range of market price, price correlation and price volatility inputs used in the fair value measurements at March 31, 2012 for each category of transaction and commodity type. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility and correlations.

	Fair Value (millions)	Valuation Technique(s)	Unobservable Input		Range	Weighted Average(1)

At March 31, 2012
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$31	Discounted Cash Flow	Market Price (per Dth	) (3)	(1) - 6	3
Electricity	69	Discounted Cash Flow	Market Price (per MWh	) (3)	21 - 61	43
FTRs	1	Discounted Cash Flow	Market Price (per MWh	) (3)	(3) - 3	—
Capacity	9	Discounted Cash Flow	Market Price (per MW	) (3)	95-120	101
Liquids	1	Discounted Cash Flow	Market Price (per Gal	) (3)	1 - 2	1
Physical and Financial Options:
Natural Gas	6	Option Model	Market Price (per Dth	) (3)	2 - 5	4
			Price Volatility	(4)	23% - 60%	30%
			Price Correlation	(5)	100% - 100%	100%

Total assets	$117

Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$21	Discounted Cash Flow	Market Price (per Dth	) (3)	(1) - 6	3
Electricity	17	Discounted Cash Flow	Market Price (per MWh	) (3)	12 - 61	41
FTRs	18	Discounted Cash Flow	Market Price (per MWh	) (3)	(6) - 5	—
Liquids	108	Discounted Cash Flow	Market Price (per Gal	) (3)	1 - 3	2
Physical and Financial Options:
Natural Gas(2)	14	Option Model	Market Price (per Dth	) (3)	(1) - 5	2
			Price Volatility	(4)	23% - 59%	36%
			Price Correlation	(5)	70% - 100%	90%

Total liabilities	$178

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 & 2.
(4)	Represents volatilities unrepresented in published markets.
(5)	Represents intra-price correlations for which markets do not exist.

The following table presents Virginia Power’s quantitative information about Level 3 fair value measurements. Included are descriptions of the valuation techniques, the significant unobservable inputs, and the range of market price inputs used in the fair value measurements at March 31, 2012 for each category of transaction and commodity type. The range and weighted average are presented in dollars for market price inputs.

	Fair Value (millions)	Valuation Technique(s)	Unobservable Input		Range	Weighted Average(1)

At March 31, 2012
Assets:
Physical and Financial Forwards and Futures:
FTRs	$1	Discounted Cash Flow	Market Price (per MWh	)(2)	(3) - 3	0

Total assets	$1

Liabilities:
Physical and Financial Forwards and Futures:
FTRs	$18	Discounted Cash Flow	Market Price (per MWh	)(2)	(6) - 3	0

Total liabilities	$18

(1)	Averages weighted by volume.
(2)	Represents market prices beyond defined terms for Levels 1 & 2.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Price Correlation	Buy	Increase (decrease)	Loss (gain)
Price Correlation	Sell	Increase (decrease)	Gain (loss)

Non-recurring Fair Value Measurements

During March 2011, Dominion determined that it was unlikely that State Line would participate in the May 2011 PJM capacity base residual auction that would commit State Line’s capacity from June 2014 through May 2015. This determination reflected an expectation that margins for coal-fired generation will remain compressed in the 2014 and 2015 period in combination with the expectation that State Line may be impacted during the same time period by environmental regulations that would likely require significant capital expenditures. As a result, Dominion evaluated State Line for impairment since it was more likely than not that State Line would be retired before the end of its previously estimated useful life. As a result of this evaluation, Dominion recorded an impairment charge of $55 million ($39 million after-tax) reflected in other operations and maintenance expense in its Consolidated Statement of Income, to write down State Line’s long-lived assets to their estimated fair value of less than $1 million. As management was not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion used the income approach (discounted cash flows) to estimate the fair value of State Line’s long-lived assets in the impairment test. This was considered a Level 3 fair value measurement due to the use of significant unobservable inputs including estimates of future power and other commodity prices. State Line was retired in March 2012.

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2012
Assets:
Derivatives:
Commodity	$54	$1,007	$117	$1,178
Interest rate	—	94	—	94
Investments(1):
Equity securities:
U.S.:
Large cap	1,933	—	—	1,933
Other	59	—	—	59
Non-U.S.:
Large cap	11	—	—	11
Fixed income:
Corporate debt instruments	—	317	—	317
U.S. Treasury securities and agency debentures	308	170	—	478
State and municipal	—	328	—	328
Other	—	20	—	20
Cash equivalents and other	—	82	—	82
Restricted cash equivalents	—	104	—	104

Total assets	$2,365	$2,122	$117	$4,604

Liabilities:
Derivatives:
Commodity	$19	$737	$178	$934
Interest rate	—	176	—	176

Total liabilities	$19	$913	$178	$1,110

At December 31, 2011
Assets:
Derivatives:
Commodity	$44	$828	$93	$965
Interest rate	—	105	—	105
Investments(1):
Equity securities:
U.S.:
Large cap	1,718	—	—	1,718
Other	51	—	—	51
Non-U.S.:
Large cap	10	—	—	10
Fixed income:
Corporate debt instruments	—	332	—	332
U.S. Treasury securities and agency debentures	277	181	—	458
State and municipal	—	329	—	329
Other	—	23	—	23
Cash equivalents and other	—	60	—	60
Restricted cash equivalents	—	141	—	141

Total assets	$2,100	$1,999	$93	$4,192

Liabilities:
Derivatives:
Commodity	$10	$714	$164	$888
Interest rate	—	269	—	269

Total liabilities	$10	$983	$164	$1,157

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2012	2011
(millions)
Beginning balance	$(71)	$(50)
Total realized and unrealized gains (losses):
Included in earnings	(35)	14
Included in other comprehensive income (loss)	5	(94)
Included in regulatory assets/liabilities	11	(21)
Settlements	30	(16)
Transfers out of Level 3	(1)	4

Ending balance	$(61)	$(163)

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$1	$4

The following table presents Dominion’s gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy-related purchases	Total
(millions)
Three Months Ended March 31, 2012
Total gains (losses) included in earnings	$(9)	$(26)	$(35)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	—	1

Three Months Ended March 31, 2011
Total gains (losses) included in earnings	$(2)	$16	$14
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	4	—	4

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2012
Assets:
Derivatives:
Commodity	$—	$—	$1	$1
Investments(1):
Equity securities:
U.S.:
Large cap	764	—	—	764
Other	27	—	—	27
Fixed income:
Corporate debt instruments	—	197	—	197
U.S. Treasury securities and agency debentures	123	65	—	188
State and municipal	—	129	—	129
Other	—	13	—	13
Cash equivalents and other	—	41	—	41
Restricted cash equivalents	—	29	—	29

Total assets	$914	$474	$1	$1,389

Liabilities:
Derivatives:
Commodity	$—	$21	$18	$39
Interest rate	—	38	—	38

Total liabilities	$—	$59	$18	$77

At December 31, 2011
Assets:
Derivatives:
Commodity	$—	$—	$2	$2
Investments(1):
Equity securities:
U.S.:
Large cap	679	—	—	679
Other	23	—	—	23
Fixed income:
Corporate debt instruments	—	214	—	214
U.S. Treasury securities and agency debentures	107	63	—	170
State and municipal	—	125	—	125
Other	—	16	—	16
Cash equivalents and other	—	40	—	40
Restricted cash equivalents	—	32	—	32

Total assets	$809	$490	$2	$1,301

Liabilities:
Derivatives:
Commodity	$—	$17	$30	$47
Interest rate	—	100	—	100

Total liabilities	$—	$117	$30	$147

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2012	2011
(millions)
Beginning balance	$(28)	$14
Total realized and unrealized gains (losses):
Included in earnings	(27)	16
Included in regulatory assets/liabilities	11	(21)
Settlements	27	(16)

Ending balance	$(17)	$(7)

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three months ended March 31, 2012 and 2011. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2012 and 2011.

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

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$16,695	$19,256	$16,264	$18,936
Long-term debt, VIE(3)	882	889	890	892
Junior subordinated notes payable to affiliates	268	272	268	268
Enhanced junior subordinated notes	1,365	1,437	1,451	1,518
Subsidiary preferred stock(4)	257	259	257	256

Virginia Power
Long-term debt, including securities due within one year(2)	$7,308	$8,628	$6,862	$8,281
Preferred stock(4)	257	259	257	256

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At March 31, 2012 and December 31, 2011, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $93 million and $105 million, respectively.
(3)	Includes amounts which represent the unamortized premium.
(4)	Includes deferred issuance expenses of $2 million at March 31, 2012 and December 31, 2011.

Note 7. Derivatives and Hedge Accounting Activities

Dominion’s and Virginia Power’s accounting policies and objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2011. See Note 6 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Dominion

The following table presents the volume of Dominion’s derivative activity as of March 31, 2012. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	315	74
Basis(1)	861	484
Electricity (MWh):
Fixed price(1)	21,953,642	21,718,420
FTRs	21,805,241	810,816
Capacity (MW)	63,825	272,968
Liquids (gallons)(2)	137,508,000	221,214,000
Interest rate	$2,000,000,000	$1,940,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

For the three months ended March 31, 2012, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at March 31, 2012:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(30)	$(16)	33 months
Electricity	243	102	45 months
NGLs	(64)	(27)	33 months
Other	6	2	38 months
Interest rate	(97)	(12)	369 months

Total	$58	$49

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
(millions)
March 31, 2012
ASSETS
Current Assets
Commodity	$312	$472	$784
Interest rate	38	—	38

Total current derivative assets	350	472	822

Noncurrent Assets
Commodity	295	99	394
Interest rate	56	—	56

Total noncurrent derivative assets(1)	351	99	450

Total derivative assets	$701	$571	$1,272

LIABILITIES
Current Liabilities
Commodity	$206	$492	$698
Interest rate	158	15	173

Total current derivative liabilities	364	507	871

Noncurrent Liabilities
Commodity	151	85	236
Interest rate	—	3	3

Total noncurrent derivative liabilities(2)	151	88	239

Total derivative liabilities	$515	$595	$1,110

December 31, 2011
ASSETS
Current Assets
Commodity	$176	$495	$671
Interest rate	34	—	34

Total current derivative assets	210	495	705

Noncurrent Assets
Commodity	198	96	294
Interest rate	71	—	71

Total noncurrent derivative assets(1)	269	96	365

Total derivative assets	$479	$591	$1,070

LIABILITIES
Current Liabilities
Commodity	$162	$530	$692
Interest rate	222	37	259

Total current derivative liabilities	384	567	951

Noncurrent Liabilities
Commodity	118	78	196
Interest rate	—	10	10

Total noncurrent derivative liabilities(2)	118	88	206

Total derivative liabilities	$502	$655	$1,157

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$64
Purchased gas		(30)
Electric fuel and other energy-related purchases		(7)

Total commodity	$176	27	$(1)

Interest rate(3)	32	1	27

Total	$208	$28	$26

Three Months Ended March 31, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$28
Purchased gas		(48)
Electric fuel and other energy-related purchases		1
Purchased electric capacity		1

Total commodity	$(142)	(18)	$(5)

Interest rate(3)	(1)	—	(1)

Total	$(143)	$(18)	$(6)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2012	2011
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$69	$19
Purchased gas	(10)	(11)
Electric fuel and other energy-related purchases	(27)	16
Interest rate(2)	(2)	—

Total	$30	$24

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

Virginia Power

The following table presents the volume of Virginia Power’s derivative activity as of March 31, 2012. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	21	—
Basis	10	—
Electricity (MWh):
Fixed price	664,000	—
FTRs	20,365,031	195,840
Capacity (MW)	30,500	182,500
Interest rate	$750,000,000	$90,000,000

For the three months ended March 31, 2012 and 2011, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
March 31, 2012
ASSETS
Current Assets
Commodity	$—	$1	$1

Total current derivative assets(1)	—	1	1

Total derivative assets	$—	$1	$1

LIABILITIES
Current Liabilities
Commodity	$17	$20	$37
Interest rate	20	15	35

Total current derivative liabilities(2)	37	35	72

Noncurrent Liabilities
Commodity	2	—	2
Interest rate	—	3	3

Total noncurrent derivative liabilities(3)	2	3	5

Total derivative liabilities	$39	$38	$77

December 31, 2011
ASSETS
Current Assets
Commodity	$—	$2	$2

Total current derivative assets(1)	—	2	2

Total derivative assets	$—	$2	$2

LIABILITIES
Current Liabilities
Commodity	$14	$31	$45
Interest rate	53	37	90

Total current derivative liabilities(2)	67	68	135

Noncurrent Liabilities
Commodity	2	—	2
Interest rate	—	10	10

Total noncurrent derivative liabilities(3)	2	10	12

Total derivative liabilities	$69	$78	$147

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(2)

Total commodity	$(2)	(2)	$(1)

Interest rate(3)	1	—	27

Total	$(1)	$(2)	$26

Three Months Ended March 31, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Purchased electric capacity		$1

Total commodity	$—	1	$(5)

Interest rate(3)	—	—	(1)

Total	$—	$1	$(6)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2012	2011
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(27)	$16
Interest rate(3)	(2)	—

Total	$(29)	$16

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts are recorded in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.

Note 8. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $95 million and $90 million at March 31, 2012 and December 31, 2011, respectively. Net unrealized gains on trading securities totaled $4 million and $3 million for the three months ended March 31, 2012 and 2011, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $16 million and $17 million at March 31, 2012 and December 31, 2011, respectively.

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
(millions)
March 31, 2012
Marketable equity securities
U.S.:
Large Cap	$1,178	$724	$—		$1,902
Other	38	15	—		53
Marketable debt securities:
Corporate bonds	296	22	(1)		317
U.S. Treasury securities and agency debentures	459	18	(1)		476
State and municipal	267	21	—		288
Other	19	1	—		20
Cost method investments	117	—	—		117
Cash equivalents and other(2)	58	—	—		58

Total	$2,432	$801	$(2	)(3)	$3,231

December 31, 2011
Marketable equity securities:
U.S.:
Large Cap	$1,152	$537	$—		$1,689
Other	36	10	—		46
Marketable debt securities:
Corporate bonds	314	19	(1)		332
U.S. Treasury securities and agency debentures	437	20	(1)		456
State and municipal	264	24	—		288
Other	23	1	—		24
Cost method investments	118	—	—		118
Cash equivalents and other(2)	46	—	—		46

Total	$2,390	$611	$(2	)(3)	$2,999

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $20 million and $11 million at March 31, 2012 and December 31, 2011, respectively.
(3)	The fair value of securities in an unrealized loss position was $192 million and $164 million at March 31, 2012 and December 31, 2011, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at March 31, 2012 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$62
Due after one year through five years	324
Due after five years through ten years	338
Due after ten years	377

Total	$1,101

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2012	2011
(millions)
Proceeds from sales	$415	$502
Realized gains(1)	28	14
Realized losses(1)	4	8

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion were not material for the three months ended March 31, 2012 and 2011.

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
(millions)
March 31, 2012
Marketable equity securities:
U.S.:
Large Cap	$469	$294	$—		$763
Other	19	8	—		27
Marketable debt securities:
Corporate bonds	185	13	(1)		197
U.S. Treasury securities and agency debentures	185	4	(1)		188
State and municipal	121	8	—		129
Other	12	1	—		13
Cost method investments	117	—	—		117
Cash equivalents and other(2)	33	—	—		33

Total	$1,141	$328	$(2	)(3)	$1,467

December 31, 2011
Marketable equity securities
U.S.:
Large Cap	$460	$218	$—		$678
Other	18	5	—		23
Marketable debt securities:
Corporate bonds	204	11	(1)		214
U.S. Treasury securities and agency debentures	166	4	—		170
State and municipal	114	10	—		124
Other	16	1	(1)		16
Cost method investments	118	—	—		118
Cash equivalents and other(2)	27	—	—		27

Total	$1,123	$249	$(2	)(3)	$1,370

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $8 million and $13 million at March 31, 2012 and December 31, 2011, respectively.
(3)	The fair value of securities in an unrealized loss position was $115 million and $99 million at March 31, 2012 and December 31, 2011, respectively.

The fair value of Virginia Power’s debt securities at March 31, 2012 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$2
Due after one year through five years	162
Due after five years through ten years	199
Due after ten years	164

Total	$527

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended March 31,
	2012	2011
(millions)
Proceeds from sales	$191	$343
Realized gains(1)	11	5
Realized losses(1)	2	4

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments for Virginia Power were not material for the three months ended March 31, 2012 and 2011.

Note 9. Regulatory Matters

Regulatory Matters Involving Potential Loss Contingencies

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in various regulatory matters. Certain regulatory matters may ultimately result in a loss; however, as such matters are in an initial procedural phase, involve uncertainty as to the outcome of pending reviews or orders, and/or involve significant factual issues that need to be resolved, it is not possible for the Companies to estimate a range of possible loss. For matters for which the Companies cannot estimate a range of possible loss, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the regulatory process such that the Companies are able to estimate a range of possible loss. For regulatory matters for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. This estimated range is based on currently available information and involves elements of judgment and significant uncertainties. This estimated range of possible loss does not represent the Companies’ maximum possible loss exposure. The circumstances of such regulatory matters will change from time to time and actual results may vary significantly from the current estimate. For current matters not specifically reported below, management does not anticipate that the outcome from such matters would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations.

FERC - Electric

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

In July 2008, Virginia Power filed an application with FERC requesting a revision to its revenue requirement to reflect an additional ROE incentive adder for eleven electric transmission enhancement projects. Under the proposal, the cost of transmission service would increase to include an ROE incentive adder for each of the eleven projects, beginning the date each project enters commercial operation (but not before January 1, 2009). Virginia Power proposed an incentive of 1.5% for four of the projects and an incentive of 1.25% for the other seven projects. In August 2008, FERC approved the proposal, effective September 1, 2008. All eleven projects are currently expected to be completed by the end of 2012. Numerous parties sought rehearing of the FERC order in August 2008, and rehearing is pending. Although Virginia Power cannot predict the outcome of the rehearing, it is not expected to have a material effect on results of operations.

In March 2010, ODEC and NCEMC filed a complaint with FERC against Virginia Power claiming that approximately $223 million in transmission costs related to specific projects were unjust, unreasonable and unduly discriminatory or preferential and should be excluded from Virginia Power’s transmission formula rate. ODEC and NCEMC requested that FERC establish procedures to determine the amount of costs for each applicable project that should be excluded from Virginia Power’s rates. In October 2010, FERC issued an order dismissing the complaint in part and established hearings and settlement procedures on the remaining part of the complaint. In February 2012, Virginia Power submitted to FERC a settlement agreement to resolve all issues set for hearing. All transmission customer parties to the proceeding joined the settlement. The Virginia Commission, North Carolina Commission and Public Staff of the North Carolina Commission, while not parties to the settlement, have agreed to not oppose the settlement. If accepted by FERC, the settlement provides for payment by Virginia Power to the transmission customer parties collectively of $250,000 per year for ten years and resolves all matters other than the incremental cost of certain underground transmission facilities, which will be set for briefing. While Virginia Power cannot predict the outcome of the briefing, it is not expected to have a material effect on results of operations.

PJM

In November 2011, PJM issued a formal notification that it would recalculate certain ancillary service revenues that had previously been paid during 2009, 2010 and 2011. Also in November 2011, PJM requested FERC permission to suspend its rebilling and repayment obligations associated with the recalculation of such revenues and petitioned FERC to establish a proceeding to determine the appropriate recalculations for the revenues during this period. In December 2011, FERC permitted the suspension of rebilling and repayment by PJM, subject to the outcome of FERC’s proceedings to determine the appropriate revenue recalculation. In April 2012, FERC issued an Order Establishing Hearing and Settlement Judge Procedures to address the appropriate recalculation of the ancillary service credits PJM will be required to collect from Virginia Power. Virginia Power has accrued a liability of $36 million as of March 31, 2012 for estimated future billing adjustments from PJM related to the ancillary service revenues.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011.

Virginia Regulation

Biennial Review

In November 2011, the Virginia Commission issued the Biennial Review Order, which included a determination that Virginia Power’s new authorized ROE is 10.9%, inclusive of a performance incentive of 50 basis points for meeting certain RPS targets. In December 2011, Virginia Power filed a petition with the Virginia Commission seeking rehearing or reconsideration of the Biennial Review Order, to confirm the effective date of the newly authorized 10.9% base ROE. Virginia Power’s petition requested the Virginia Commission to confirm that the 10.9% ROE authorized in the Biennial Review Order would apply prospectively, effective following the date of the Biennial Review Order on November 30, 2011, and that Virginia Power’s previously-approved 11.9% base ROE authorized in the Virginia Settlement Approval Order would be used to measure base rate earnings for the period January 1, 2011 through November 30, 2011. In March 2012, the Virginia Commission issued an order denying Virginia Power’s petition seeking rehearing or reconsideration. Contrary to Virginia Power’s position, the Virginia Commission ruled that the new 10.9% ROE will be used to measure earnings for the entire 2011-2012 test period in the next biennial review in 2013. Also in March 2012, Virginia Power filed Petitions for Appeal with the Supreme Court of Virginia regarding the Biennial Review Order and the March 2012 order.

In the Biennial Review Order, the Virginia Commission declined to award a performance incentive for generating plant performance, customer service or operating efficiency in connection with the 2009-2010 biennial review. Instead, in March 2012, the Virginia Commission issued an order initiating a rulemaking proceeding to develop specific performance metrics and nationally recognized standards for determining positive or negative performance incentives for electric utilities. Such incentive criteria would be applied in future biennial review proceedings. Virginia Power expects the Staff of the Virginia Commission to file proposed rules and regulations for performance incentives in September 2012.

Generation Riders R and S

In March 2012, the Virginia Commission approved annual updates for Riders R and S for the April 1, 2012 to March 31, 2013 rate year, utilizing an 11.4% ROE (inclusive of a 100 basis point statutory enhancement) consistent with the base ROE authorized in the Biennial Review Order. The Virginia Commission’s approvals authorized an approximately $74 million revenue requirement for Rider R, and an approximately $226 million revenue requirement for Rider S, comprised of approximately $52 million for the pre-commercial operation period and approximately $174 million for the commercial operation period.

Generation Rider B

In March 2012, the Virginia Commission approved the conversion of the Altavista, Hopewell, and Southampton power stations to biomass. The conversions will increase Dominion’s renewable generation by more than 150 MW. The conversions are expected to be completed by the end of 2013.

As part of its approval, the Virginia Commission also approved Rider B. The approved revenue requirement for Rider B is approximately $6 million for the April 1, 2012 to March 31, 2013 rate year, utilizing a 12.4% ROE (inclusive of a 200 basis point statutory enhancement) consistent with the base ROE authorized in the Biennial Review Order. The renewable generating unit statutory enhancement of 200 basis points will apply during construction and the first five years of the service lives of the converted facilities.

North Carolina Regulation

In March 2012, Virginia Power filed an application with the North Carolina Commission to increase base non-fuel revenues by approximately $64 million, with January 1, 2013 as the proposed effective date for the permanent rate revision. Virginia Power plans to file an application in August 2012 to decrease its fuel rates. The net effect of the proposed change in base rates and current estimate of fuel charges would be a net revenue increase of approximately $37 million. Virginia Power intends to implement rates on a temporary basis, subject to refund, on November 1, 2012, as permitted by North Carolina law. Virginia Power expects to receive an order from the North Carolina Commission in December 2012.

Ohio Regulation

In February 2012, East Ohio submitted an application with the Ohio Commission to adjust the cost recovery charge for costs associated with PIR investments for the six months ended December 31, 2011. The filing was made in accordance with changes to the PIR program approved by the Ohio Commission in August 2011 and effects a transition from a fiscal year ending June 30 to a calendar year for annual filings thereafter. The application includes total gross plant investment for the six-month July 1-December 31, 2011 transition period of $73 million, cumulative gross plant investment of $362 million, and a revenue requirement of $47 million. A stipulation was submitted by East Ohio, the Staff of the Ohio Commission and the Ohio Consumers’ Counsel that supports the rates filed by East Ohio. The Ohio Commission issued an order approving the stipulation in April 2012.

FERC Gas - Cove Point Rate Case

In May 2011, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective July 1, 2011. In June 2011, FERC accepted a July 1, 2011 effective date for all proposed rates but two, for which the effective date was suspended from July 1 to December 1, 2011. In December 2011, Cove Point, FERC trial staff and the other active parties in the rate case reached a settlement in principle on all issues set for hearing by FERC, as well as on all outstanding proposed tariff changes filed in May 2011. In April 2012, Cove Point filed a stipulation and agreement resolving all outstanding issues in the rate case and establishing the mechanism for operational purchases of LNG. The settlement is subject to FERC approval. Settlement rates and tariff changes will be effective retroactive to April 1, 2012, once the FERC order approving the settlement is no longer subject to rehearing or appeal. Cove Point and settling customers will be subject to a rate moratorium through December 31, 2016. Cove Point is required to file its next rate case with rates to be effective January 1, 2017.

Note 10. Variable Interest Entities

As discussed in Note 16 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.2 billion as of March 31, 2012. Virginia Power paid $55 million and $53 million for electric capacity and $19 million and $39 million for electric energy to these entities in the three months ended March 31, 2012 and 2011, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $96 million and $93 million for the three months ended March 31, 2012 and 2011, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

See Note 16 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information about consolidated VIEs.

Note 11. Significant Financing Transactions

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

At March 31, 2012, Dominion’s commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$3,000	$1,057	$—	$1,943
Joint revolving credit facility(2)	500	—	36	464

Total	$3,500	$1,057	$36	$2,407

(1)	This credit facility has a maturity date of September 2016, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility has a maturity date of September 2016, and can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

At March 31, 2012, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$1,000	$255	$—	$745
Joint revolving credit facility(2)	250	—	15	235

Total	$1,250	$255	$15	$980

(1)	This credit facility has a maturity date of September 2016, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	This credit facility has a maturity date of September 2016, and can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility with a maturity date of September 2016. This facility supports certain tax-exempt financings of Virginia Power.

Long-term Debt

In January 2012, Virginia Power issued $450 million of 2.95% senior notes that mature in 2022.

Convertible Securities

At March 31, 2012, Dominion had $137 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of March 31, 2012, the conversion rate has been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 29.0360 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $34.44.

The senior notes are eligible for conversion during any calendar quarter when the closing price of Dominion’s common stock was equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter. During the three months ended March 31, 2012, the senior notes were eligible for conversion and approximately $6 million of the notes were converted by holders. The senior notes are eligible for conversion during the second quarter of 2012.

Enhanced Junior Subordinated Notes

In February 2012, Dominion launched a tender offer to purchase up to $150 million of the September 2006 hybrids, which amount could be increased or decreased at Dominion’s sole discretion. In the first quarter of 2012, Dominion purchased and canceled approximately $86 million of the September 2006 hybrids primarily as a result of this tender offer, which expired on March 23, 2012. All purchases were conducted in compliance with the RCC. From time to time, Dominion may reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity and repurchases in the open market, in privately negotiated transactions, through additional tender offers or otherwise.

Note 12. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, and/or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For matters for which the Companies cannot estimate a range of possible loss, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. This estimated range is based on currently available information and involves elements of judgment and significant uncertainties. This estimated range of possible loss does not represent the Companies’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations.

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

On December 21, 2011, the EPA issued MATS for coal and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance will be required by Spring 2015, with certain limited exceptions. Other than impacts disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, the cost to comply with the rule is not expected to be material. Dominion continues to be governed by individual state mercury emission reduction regulations in Massachusetts and Illinois that are largely unaffected by this rule.

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

With respect to Dominion’s generation fleet, the cost to comply with the rule is not expected to be material. However, following numerous petitions by industry participants for review and motions for stay, the U.S. Court of Appeals for the D.C. Circuit issued a ruling in December 2011 to stay CSAPR pending judicial review. Also, in the fourth quarter of 2011, the EPA proposed technical revisions to CSAPR. Accordingly, future outcomes of litigation and/or final action to modify the rule could affect this assessment. While the stay of CSAPR is in effect, the EPA will continue to administer CAIR.

In February 2008, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA. The request concerns historical operating changes and capital improvements undertaken at State Line and Kincaid. In April 2009, Dominion received a second request for information. Dominion provided information in response to both requests. Also in April 2009, Dominion received a Notice and Finding of Violations from the EPA claiming violations of the CAA New Source Review requirements, NSPS, the Title V permit program and the stations’ respective State Implementation Plans. The Notice states that the EPA may issue an order requiring compliance with the relevant CAA provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the CAA.

Dominion believes that it complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. The CAA authorizes maximum civil penalties of $25,000 to $37,500 per day, per violation at each generating unit, depending on the date of the alleged violation. In addition to any such penalties that may be awarded, an adverse outcome could require substantial capital expenditures or affect the timing of currently budgeted capital expenditures. Such expenditures could affect future results of operations, cash flows, and financial condition. Dominion is currently unable to make an estimate of the potential financial statement impacts related to these matters.

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

In September 2011, the EPA issued a UAO to Virginia Power and 22 other parties, ordering specific remedial action of certain areas at the Ward Transformer Superfund site located in Raleigh, North Carolina. Virginia Power does not believe it is a liable party under CERCLA based on its alleged connection to the site. In November 2011, Virginia Power and a number of other parties notified the EPA that they are declining to undertake the work set forth in the UAO.

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

Climate Change Legislation and Regulation

Massachusetts, Rhode Island and Connecticut, among other states, have joined RGGI, a multi-state effort to reduce CO2 emissions in the Northeast implemented through state specific regulations. Under the initiative, aggregate CO2 emissions from power plants in participating states are required to be stabilized at current levels from 2009 to 2015. Further reductions from current levels would be required to be phased in starting in 2016 such that by 2019 there would be a 10% reduction in participating state power plant CO2 emissions. During 2012, RGGI will undergo a program review which could impact regulations and implementation of RGGI. The impact of this program review on Dominion’s fossil fired generation operations in RGGI states is unknown at this time, and Dominion is currently unable to make an estimate of the potential financial statement impacts related to these matters.

Three of Dominion’s facilities, Brayton Point, Salem Harbor and Manchester Street, are subject to RGGI. Beginning with calendar year 2009, RGGI requires that Dominion cover each ton of CO2 direct stack emissions from these facilities with either an allowance or an offset. The allowances can be purchased through auction or through a secondary market. Dominion has periodically participated in RGGI allowance auctions to date and has procured allowances to meet its estimated compliance requirements under RGGI’s current requirement for 2009 through 2014 and partially for 2015, therefore Dominion does not expect compliance with RGGI to have a material impact on its results of operations or financial condition. During June 2011, a lawsuit was filed in New York seeking to retroactively rescind RGGI participation by that state. A percentage of Dominion’s RGGI allowances had been acquired from New York. The allocated value of these allowances totaled approximately $38 million, of which all have been expensed as consumed for RGGI Phase I compliance. In February 2012, Dominion surrendered these New York RGGI allowances for the RGGI Phase I compliance period and therefore does not expect any significant financial statement impacts from this lawsuit as it no longer holds allowances issued by the state of New York.

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

At this time, the MF Global trustee is determining the final amounts that will be recoverable and ultimately distributed to MF Global’s customers. As part of this process, the trustee has filed claims in the insolvency proceeding of MF Global affiliates in various foreign jurisdictions, including the United Kingdom, which claims are still pending. Due to the uncertainty surrounding the ultimate recovery on the claims filed by the MF Global trustee in the United Kingdom and elsewhere, the uncertain timing of such recovery, and the potential dilution of such recovered funds in the liquidation process, Dominion is unable to estimate the loss, if any, associated with its remaining margin claims or when it will receive any additional recoveries on such claims.

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

In March 2012, the NRC issued orders and information requests requiring specific reviews and actions to all operating reactors, construction permit holders and combined license holders based on the lessons learned from the Fukushima Daiichi event. The orders applicable to Dominion require implementation of safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, and enhancing spent fuel pool instrumentation. The orders require prompt implementation of the safety enhancements and completion of implementation within two refueling outages or by December 31, 2016, whichever comes first. Information requests issued by the NRC request each reactor to reevaluate the seismic and flooding hazards at their site using present-day methods and information, conduct walkdowns of their facilities to ensure protection against the hazards in their current design basis, and to reevaluate their emergency communications systems and staffing levels. These orders could require U.S. nuclear facilities, including those owned by Dominion and Virginia Power, to undertake plant modifications or perform additional analyses that may result in increased costs and capital requirements. Dominion and Virginia Power are evaluating the orders and information requests issued by the NRC and are currently unable to estimate the potential financial impacts related to these matters.

Guarantees

Dominion

At March 31, 2012, Dominion had issued $77 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of March 31, 2012, Dominion’s exposure under these guarantees was $45 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At March 31, 2012, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$363	$363
Commodity transactions(3)	3,360	273
Nuclear obligations(4)	231	62
Other(5)	481	44

Total	$4,435	$742

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of March 31, 2012 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations.
(5)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Surety Bonds and Letters of Credit

As of March 31, 2012, Dominion had purchased $155 million of surety bonds, including $62 million at Virginia Power, and authorized the issuance of standby letters of credit by financial institutions of $36 million, including $15 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of the surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Merchant Generation Operations

Dominion continually reviews its portfolio of assets to determine which assets fit strategically and support its objectives to improve return on invested capital and shareholder value. If Dominion identifies assets that do not support its objectives, it may consider such assets for divestiture. In connection with this effort, in the first quarter of 2011, Dominion decided to pursue the sale of Kewaunee. If these efforts are successful, Dominion may be required to present Kewaunee’s assets and liabilities that are subject to sale as held for sale in its Consolidated Balance Sheet and Kewaunee’s results of operations in discontinued

operations in its Consolidated Statements of Income. Held for sale classification would require that amounts be recorded at the lower of book value or sale price less costs to sell and could result in the recording of an impairment charge. Any sale of Kewaunee would be subject to the approval of Dominion’s Board of Directors, as well as applicable state and federal approvals.

Note 13. Credit Risk

Dominion’s and Virginia Power’s accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2011.

At March 31, 2012, Dominion’s gross credit exposure totaled $531 million. After the application of collateral, credit exposure was reduced to $461 million. Of this amount, investment grade counterparties, including those internally rated, represented 81%. One counterparty exposure represented 11% of Dominion’s total exposure and is a large financial institution rated investment grade. At March 31, 2012, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2012 and December 31, 2011, Dominion would have been required to post an additional $71 million and $88 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $145 million in collateral, including $4 million of letters of credit, at March 31, 2012 and $110 million in collateral, including $4 million of letters of credit, at December 31, 2011, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2012 and December 31, 2011 was $277 million and $259 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power were not material as of March 31, 2012 and December 31, 2011. See Note 7 for further information about derivative instruments.

Note 14. Related Party Transactions

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

DRS and affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power.

Presented below are significant transactions with DRS and other affiliates:

	Three Months Ended March 31,
	2012	2011
(millions)
Commodity purchases from affiliates	$78	$62
Services provided by affiliates	96	93

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power’s outstanding borrowings, net of repayments, under the Dominion money pool for its nonregulated subsidiaries totaled $187 million as of both March 31, 2012 and December 31, 2011. There were no short-term demand note borrowings from Dominion as of March 31, 2012 and December 31, 2011. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the three months ended March 31, 2012 and 2011, respectively.

Note 15. Employee Benefit Plans

The components of Dominion’s provision for net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
(millions)
Three Months Ended March 31,
Service cost	$29	$27	$11	$12
Interest cost	67	64	20	23
Expected return on plan assets	(108)	(110)	(21)	(20)
Amortization of prior service cost (credit)	1	1	(3)	(3)
Amortization of net loss	33	24	2	3

Net periodic benefit cost	$22	$6	$9	$15

Employer Contributions

During the three months ended March 31, 2012, Dominion made no contributions to its defined benefit pension plans or OPEB plans. Dominion expects to contribute approximately $16 million to its OPEB plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2012.

Note 16. Operating Segments

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

In the three months ended March 31, 2012, Dominion reported an after-tax net benefit of $7 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments. In the three months ended March 31, 2011, Dominion reported after-tax net expenses of $62 million for specific items in the Corporate and Other segment, with $54 million of these net expenses attributable to its operating segments.

There were no material net benefit or expense items in the Corporate and Other segment in 2012.

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

The Corporate and Other Segment of Virginia Power primarily includes certain specific items that are not included in profit measures evaluated by executive management in assessing segment performance or allocating resources among the segments. In the three months ended March 31, 2012, Virginia Power reported an after-tax benefit of $1 million for specific items attributable to its operating segments in the Corporate and Other segment. Virginia Power recorded no such amounts in its Corporate and Other segment during the three months ended March 31, 2011.

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation	Dominion Energy	Corporate and Other	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended March 31,
2012
Total revenue from external customers	$930	$1,675	$616	$39	$232	$3,492
Intersegment revenue	63	76	200	149	(488)	—

Total operating revenue	993	1,751	816	188	(256)	3,492

Net income (loss) attributable to Dominion	166	223	149	(44)	—	494

2011
Total revenue from external customers	$1,051	$1,863	$834	$36	$273	$4,057
Intersegment revenue	95	70	208	143	(516)	—

Total operating revenue	1,146	1,933	1,042	179	(243)	4,057
Net income (loss) attributable to Dominion	149	298	169	(137)	—	479

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31,
2012
Operating revenue	$459	$1,295	$—	$1,754
Net income	107	133	3	243

2011
Operating revenue	$453	$1,304	$—	$1,757
Net income	113	165	—	278

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

•	Unplanned outages of the Companies’ facilities;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s earnings and Dominion’s and Virginia Power’s liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Price risk due to investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion;

•	Fluctuations in interest rates;

•	Changes in federal and state tax laws and regulations;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	The risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;

•	Changes in rules for RTOs and ISOs in which Dominion and Virginia Power participate, including changes in rate designs and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Industrial, commercial and residential growth or decline in the Companies’ service areas and changes in customer growth or usage patterns, including as a result of energy conservation programs;

•	Additional competition in electric markets in which Dominion’s merchant generation facilities operate;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects;

•	The inability to complete planned construction projects within the terms and time frames initially anticipated; and

•	Adverse outcomes in litigation matters or regulatory proceedings.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2012, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2012	2011	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion	$494	$479	$15
Diluted EPS	0.86	0.82	0.04

Overview

First Quarter 2012 vs. 2011

Net income attributable to Dominion increased by 3%. Favorable drivers include the absence of an impairment charge related to State Line recorded in 2011 and a lower effective income tax rate. Unfavorable drivers include lower margins from merchant generation operations and the impact of less favorable weather on electric utility operations.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	First Quarter
	2012	2011	$ Change
(millions)
Operating revenue	$3,492	$4,057	$(565)
Electric fuel and other energy-related purchases	948	1,049	(101)
Purchased electric capacity	113	119	(6)
Purchased gas	412	642	(230)

Net revenue	2,019	2,247	(228)

Other operations and maintenance	647	861	(214)
Depreciation, depletion and amortization	287	262	25
Other taxes	170	161	9
Other income	74	57	17
Interest and related charges	228	227	1
Income tax expense	260	310	(50)

An analysis of Dominion’s results of operations follows:

First Quarter 2012 vs. 2011

Net revenue decreased 10%, primarily reflecting:

•	A $121 million decrease from regulated natural gas distribution operations primarily reflecting decreased rider revenue related to low income assistance programs;

•	A $99 million decrease from merchant generation operations primarily due to a decrease in realized prices ($65 million) and lower generation ($34 million);

•

A $22 million decrease in producer services primarily related to lower physical margins partially offset by favorable price changes on economic hedging positions, all associated with natural gas aggregation, marketing and trading activities; and

•	A $19 million decrease from electric utility operations primarily reflecting:

•

The impact ($41 million) of a decrease in sales to retail customers primarily due to a decrease in heating degree days ($90 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($49 million); partially offset by

•	The impact of rate adjustment clauses ($22 million).

These decreases were partially offset by:

•	A $29 million increase in retail energy marketing activities primarily due to price risk management activities.

Other operations and maintenance decreased 25%, primarily reflecting:

•

A $99 million decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These expenses are recovered through rates and do not impact net income; and

•	A $55 million decrease due to the absence of an impairment charge recorded in 2011 related to State Line.

Depreciation, depletion and amortization increased 10%, primarily due to property additions.

Income tax expense decreased 16%, primarily reflecting lower pre-tax income and a lower effective income tax rate in 2012.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
First Quarter	2012	2011	$ Change	2012	2011	$ Change
(millions, except EPS)
DVP	$166	$149	$17	$0.29	$0.26	$0.03
Dominion Generation	223	298	(75)	0.39	0.51	(0.12)
Dominion Energy	149	169	(20)	0.26	0.29	(0.03)

Primary operating segments	538	616	(78)	0.94	1.06	(0.12)
Corporate and Other	(44)	(137)	93	(0.08)	(0.24)	0.16

Consolidated	$494	$479	$15	$0.86	$0.82	$0.04

DVP

Presented below are selected operating statistics related to DVP’s operations:

	First Quarter
	2012	2011	% Change
Electricity delivered (million MWh)	19.6	20.9	(6)%
Degree days (electric distribution service area):
Cooling	26	1	2,500
Heating	1,472	2,068	(29)
Average electric distribution customer accounts (thousands)(1)	2,448	2,435	1
Average retail energy marketing customer accounts (thousands)(1)	2,122	2,121	—

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	First Quarter 2012 vs. 2011 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(18)	$(0.03)
Other	6	0.01
FERC transmission equity return	9	0.02
Retail energy marketing operations	20	0.03
Storm damage and service restoration	5	0.01
Other	(5)	(0.01)

Change in net income contribution	$17	$0.03

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	First Quarter
	2012	2011	% Change
Electricity supplied (million MWh):
Utility	19.6	20.9	(6)%
Merchant	11.0	11.2	(2)
Degree days (electric utility service area):
Cooling	26	1	2,500
Heating	1,472	2,068	(29)

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	First Quarter 2012 vs. 2011 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(37)	$(0.07)
Other	15	0.03
Merchant generation margin	(62)	(0.11)
PJM ancillary services	(14)	(0.02)
Other O&M expenses	18	0.03
Other	5	0.01
Share accretion	—	0.01

Change in net income contribution	$(75)	$(0.12)

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	First Quarter
	2012	2011	% Change
Gas distribution throughput (bcf):
Sales	12	16	(25)%
Transportation	98	110	(11)
Heating degree days (gas distribution service area)	2,309	3,143	(27)
Average gas distribution customer accounts (thousands)(1):
Sales	256	259	(1)
Transportation	1,051	1,053	—

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	First Quarter 2012 vs. 2011 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Producer services margin	$(14)	$(0.02)
Weather	(6)	(0.01)

Change in net income contribution	$(20)	$(0.03)

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2012	2011	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$7	$(54)	$61
Specific items attributable to corporate operations	—	(8)	8

Total specific items	7	(62)	69
Other corporate operations	(51)	(75)	24

Total net benefit (expense)	$(44)	$(137)	$93

EPS impact	$(0.08)	$(0.24)	$0.16

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 16 to the Consolidated Financial Statements for discussion of these items.

Other Corporate Operations

First Quarter 2012 vs. 2011

Net expenses decreased primarily due to lower state income tax expense and a net gain from the September 2006 hybrids tender offer.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2012	2011	$ Change
(millions)
Net income	$243	$278	$(35)

Overview

First Quarter 2012 vs. 2011

Net income decreased by 13% largely due to the impact of less favorable weather, partially offset by the impact of rate adjustment clauses and favorable economic conditions on customer usage and other factors.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2012	2011	$ Change
(millions)
Operating revenue	$1,754	$1,757	$(3)
Electric fuel and other energy-related purchases	614	593	21
Purchased electric capacity	113	118	(5)

Net revenue	1,027	1,046	(19)

Other operations and maintenance	306	302	4
Depreciation and amortization	188	174	14
Other taxes	65	59	6
Other income	23	29	(6)
Interest and related charges	100	92	8
Income tax expense	148	170	(22)

An analysis of Virginia Power’s results of operations follows:

First Quarter 2012 vs. 2011

Net revenue decreased 2%, primarily reflecting:

•

The impact ($41 million) of a decrease in sales to retail customers primarily due to a decrease in heating degree days ($90 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($49 million); partially offset by

•	The impact of rate adjustment clauses ($22 million).

Depreciation and amortization increased 8%, primarily due to property additions.

Income tax expense decreased 13%, primarily reflecting lower pre-tax income in 2012.

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	First Quarter
	2012	2011	$ Change
(millions)
DVP	$107	$113	$(6)
Dominion Generation	133	165	(32)

Primary operating segments	240	278	(38)
Corporate and Other	3	—	3

Consolidated	$243	$278	$(35)

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	First Quarter
	2012	2011	% Change
Electricity delivered (million MWh)	19.6	20.9	(6)%
Degree days (electric distribution service area):
Cooling	26	1	2,500
Heating	1,472	2,068	(29)
Average electric distribution customer accounts (thousands)(1)	2,448	2,435	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s DVP segment’s net income contribution:

First Quarter 2012 vs. 2011 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(18)
Other	6
FERC transmission equity return	9
Storm damage and service restoration	5
Other	(8)

Change in net income contribution	$(6)

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	First Quarter
	2012	2011	% Change
Electricity supplied (million MWh):	19.6	20.9	(6)%
Degree days (electric utility service area):
Cooling	26	1	2,500
Heating	1,472	2,068	(29)

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s Dominion Generation segment’s net income contribution:

First Quarter 2012 vs. 2011 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(37)
Other	15
PJM ancillary services	(14)
Other	4

Change in net income contribution	$(32)

Corporate and Other

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 16 to the Consolidated Financial Statements for discussion of these items.

Liquidity and Capital Resources

Dominion and Virginia Power depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At March 31, 2012, Dominion had $2.4 billion of unused capacity under its credit facilities, including $980 million of unused capacity under joint credit facilities available to Virginia Power.

A summary of Dominion’s cash flows is presented below:

	2012	2011
(millions)
Cash and cash equivalents at January 1	$102	$62
Cash flows provided by (used in):
Operating activities	1,623	912
Investing activities	(946)	(752)
Financing activities	(646)	(34)

Net increase in cash and cash equivalents	31	126

Cash and cash equivalents at March 31	$133	$188

A summary of Virginia Power’s cash flows is presented below:

	2012	2011
(millions)
Cash and cash equivalents at January 1	$29	$5
Cash flows provided by (used in):
Operating activities	906	524
Investing activities	(558)	(411)
Financing activities	(349)	(38)

Net increase (decrease) in cash and cash equivalents	(1)	75

Cash and cash equivalents at March 31	$28	$80

Operating Cash Flows

Net cash provided by Dominion’s operating activities increased by $711 million, primarily due to higher deferred fuel cost recoveries in its Virginia jurisdiction, lower margin collateral requirements, income tax refunds received in 2012, and changes in other working capital items, partially offset by lower merchant generation margins and the impact of less favorable weather.

Net cash provided by Virginia Power’s operating activities increased by $382 million, primarily due to higher deferred fuel cost recoveries in its Virginia jurisdiction and net changes in other working capital items. The increase was partially offset by the impact of less favorable weather.

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

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of March 31, 2012 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$389	$70	$319
Non-investment grade(2)	10	—	10
No external ratings:
Internally rated—investment grade(3)	54	—	54
Internally rated—non-investment grade(4)	78	—	78

Total	$531	$70	$461

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 38% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 2% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 7% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 9% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. At March 31, 2012, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased by $194 million, primarily due to higher capital expenditures, mainly related to investments in growth projects.

Net cash used in Virginia Power’s investing activities increased by $147 million, primarily due to higher capital expenditures and less restricted cash reimbursements for the purpose of funding certain qualifying construction projects.

Financing Cash Flows and Liquidity

Dominion and Virginia Power rely on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by their operations. As discussed further in Credit Ratings and Debt Covenants in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, the Companies’ ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC and, in the case of Virginia Power, approval by the Virginia Commission.

Each of the Companies meets the definition of a well-known seasoned issuer under SEC rules governing the registration, communications and offering processes under the Securities Act of 1933, as amended. The rules provide for a streamlined shelf registration process to provide registrants with timely access to capital. This allows the Companies to use automatic shelf registration statements to register any offering of securities, other than those for exchange offers or business combination transactions.

Net cash used in Dominion’s financing activities increased by $612 million, primarily due to net debt repayments in 2012 as compared to net debt issuances in 2011 as a result of higher cash inflow from operations, partially offset by the absence of the repurchase of common stock recorded in 2011.

Net cash used in Virginia Power’s financing activities increased by $311 million, primarily due to net debt repayments in 2012 as compared to net debt issuances in 2011 as a result of higher cash inflow from operations.

See Note 11 to the Consolidated Financial Statements for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2012, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. As of March 31, 2012, there have been no material changes to debt covenants, nor any events of default under the Companies’ debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2012, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Off-Balance Sheet Arrangements

As of March 31, 2012, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2011.

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

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 and Note 12 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Regulatory Matters

See Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 and Note 9 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 and Notes 9 and 12 to the Consolidated Financial Statements for additional information on various legal matters.

Dodd-Frank Act

The Dodd-Frank Act was enacted into law in July 2010 in an effort to improve regulation of financial markets. The Dodd-Frank Act includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform. Non-financial entities that use swaps to hedge or mitigate commercial risk, often referred to as end users, can choose to exempt their hedging transactions from these clearing and exchange trading requirements. In addition, the Dodd-Frank Act allows applicable regulators, including the CFTC and SEC, to impose initial and variation margin requirements on entities who execute swaps. End users were not expressly exempted from these requirements for non-cleared swaps and rules have been proposed that address the margin obligations to be imposed on non-cleared swaps entered with end users. Final rules for the over-the-counter derivative-related provisions of the Dodd-Frank Act, including the clearing, exchange trading and margin requirements and the swap dealer definition, will be established through the ongoing rulemaking process of the applicable regulators. In June 2011, both the CFTC and the SEC confirmed that they would not complete the required rulemakings by the July 2011 deadline under the Dodd-Frank Act. Each agency has granted temporary relief from most derivative-related provisions of the Dodd-Frank Act until the effective date of the applicable rules. Currently, the CFTC’s temporary relief would expire no later than July 16, 2012, if not extended. If, as a result of the rulemaking process, Dominion’s or Virginia Power’s derivative activities are not exempted from the clearing, exchange trading or margin requirements, the Companies could be subject to higher costs, including from higher margin requirements, for their derivative activities. In addition, implementation of, and compliance with, the over-the-counter derivative provisions of the Dodd-Frank Act by the Companies’ swap counterparties could result in increased costs related to the Companies’ derivative activities. While new rules implementing part of the Dodd-Frank Act were recently issued, the Companies are still evaluating the impact of these rules. Additional rules will be issued over the next few months. Due to the ongoing rulemaking process, the Companies are currently unable to assess the potential impact of the Dodd-Frank Act’s derivative-related provisions on their financial condition, results of operations or cash flows.

Cove Point Export Project

In connection with the recent increase in U.S. natural gas production, Dominion is continuing to pursue a liquefaction project at Cove Point, which would enable the facility to liquefy domestically produced natural gas and export it as LNG. In March 2012, Cove Point entered into precedent agreements with two major companies, one of which is Sumitomo Corporation. Between the two companies, the planned project capacity of approximately 750 million cubic feet per day on the inlet and approximately 4.5 to 5 million metric tons per annum on the outlet, is fully subscribed. Pursuant to the precedent agreements, Cove Point would provide liquefaction, storage and loading services but would not own or directly export the LNG. Cove Point is negotiating binding terminal service agreements with the parties, which it expects to complete during the second quarter of this year.

Cove Point has applied to the DOE for authority to export to countries without free trade agreements the equivalent of approximately 1 bcf of natural gas per day over a twenty-five year period. Cove Point plans to submit a request to FERC in the second quarter to initiate the pre-filing process for approval of the project, which could take up to two years. In addition, the project would likely generate opposition from certain environmental and other special interest groups. For example, the Sierra Club has expressed its opposition to LNG export facilities and to the hydraulic fracturing process used to produce much of the natural gas from shale formations.

Subject to a final decision on pursuing the project, execution of binding terminal service agreements, receipt of regulatory and other approvals, and successful completion of engineering studies, construction of liquefaction facilities could begin in 2014 with an in-service date in 2017.

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $191 million and $179 million as of March 31, 2012 and December 31, 2011, respectively. A hypothetical 10% unfavorable change in commodity prices of Dominion’s commodity-based financial derivative instruments held for trading purposes would have resulted in a decrease in fair value of approximately $5 million and $8 million as of March 31, 2012 and December 31, 2011, respectively.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of March 31, 2012 or December 31, 2011.

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

Interest Rate Risk

Dominion and Virginia Power manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in annual earnings at March 31, 2012 or December 31, 2011.

Additionally, Dominion and Virginia Power may use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of March 31, 2012, Dominion and Virginia Power had $1.9 billion and $840 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $35 million and $16 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at March 31, 2012.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $41 million, $28 million and $54 million for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $196 million, $96 million and $52 million for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $17 million, $8 million and $24 million for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $79 million, $39 million, and $25 million for the three months ended March 31, 2012 and 2011 and for the year ended December 31, 2011, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and Virginia Power are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Companies, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Companies and their subsidiaries are involved in various legal proceedings. There have been no material changes to the legal proceedings reported in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011. See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party:

•	Notes 14 and 23 to the Consolidated Financial Statements and Future Issues in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011.

•	Notes 9 and 12 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

Dominion’s and Virginia Power’s businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, which should be taken into consideration when reviewing the information contained in this report. There have been no material changes with regard to the risk factors previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/12-1/31/12	1,754	$53.08	—	19,629,059 shares/ $1.18 billion
2/1/12-2/29/12	110,663	50.42	—	19,629,059 shares/ $1.18 billion
3/1/12-3/31/12	330	50.41	—	19,629,059 shares/ $1.18 billion

Total	112,747	$50.46	—	19,629,059 shares/ $1.18 billion

(1)	In January, February and March 2012, 1,754 shares, 110,663 shares and 330 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted and goal-based stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power
3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 13, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of First Supplemental Indenture, dated June 1, 1998 (Exhibit 4.2, Form 8-K filed June 12, 1998, File No. 1-2255); Form of Second Supplemental Indenture, dated June 1, 1999 (Exhibit 4.2, Form 8-K filed June 4, 1999, File No. 1-2255); Form of Third Supplemental Indenture, dated November 1, 1999 (Exhibit 4.2, Form 8-K filed October 27, 1999, File No. 1-2255); Forms of Fourth and Fifth Supplemental Indentures, dated March 1, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed March 26, 2001, File No. 1-2255); Form of Sixth Supplemental Indenture, dated January 1, 2002 (Exhibit 4.2, Form 8-K filed January 29, 2002, File No. 1-2255); Seventh Supplemental Indenture, dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255); Form of Eighth Supplemental Indenture, dated February 1, 2003 (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255); Forms of Ninth and Tenth Supplemental Indentures, dated December 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Eleventh Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255); Forms of Twelfth and Thirteenth Supplemental Indentures, dated January 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Forms of Sixteenth and Seventeenth Supplemental Indentures, dated November 1, 2007 (Exhibits 4.2 and 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255).	X

5.1	Opinion of McGuireWoods LLP regarding Legality (filed herewith).	X

10.1	DRS Services Agreement, dated January 1, 2012, between Dominion Resources Services, Inc. and Virginia Electric and Power Company (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2011, File No. 1-2255 and File No. 1-8489).	X	X

10.2*	2012 Long-Term Incentive Program - 2012 Performance Grant Plan (Exhibit 10.1, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X

10.3*	2012 Long-Term Incentive Program - Form of 2012 Restricted Stock Award Agreement (Exhibit 10.2, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2.a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2.b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

23.1	Consent of McGuire Woods LLP (contained in Exhibit 5.1).	X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 26, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Common Shareholders’ Equity (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X

*	Indicates management contract or compensatory plan or arrangement
^	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that one of the Companies specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

April 26, 2012	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting and Controller (Chief Accounting Officer)

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

April 26, 2012	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power
3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 13, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of First Supplemental Indenture, dated June 1, 1998 (Exhibit 4.2, Form 8-K filed June 12, 1998, File No. 1-2255); Form of Second Supplemental Indenture, dated June 1, 1999 (Exhibit 4.2, Form 8-K filed June 4, 1999, File No. 1-2255); Form of Third Supplemental Indenture, dated November 1, 1999 (Exhibit 4.2, Form 8-K filed October 27, 1999, File No. 1-2255); Forms of Fourth and Fifth Supplemental Indentures, dated March 1, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed March 26, 2001, File No. 1-2255); Form of Sixth Supplemental Indenture, dated January 1, 2002 (Exhibit 4.2, Form 8-K filed January 29, 2002, File No. 1-2255); Seventh Supplemental Indenture, dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255); Form of Eighth Supplemental Indenture, dated February 1, 2003 (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255); Forms of Ninth and Tenth Supplemental Indentures, dated December 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Eleventh Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255); Forms of Twelfth and Thirteenth Supplemental Indentures, dated January 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Forms of Sixteenth and Seventeenth Supplemental Indentures, dated November 1, 2007 (Exhibits 4.2 and 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255).	X

5.1	Opinion of McGuireWoods LLP regarding Legality (filed herewith).	X

10.1	DRS Services Agreement, dated January 1, 2012, between Dominion Resources Services, Inc. and Virginia Electric and Power Company (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2011, File No. 1-2255 and File No. 1-8489).	X	X

10.2*	2012 Long-Term Incentive Program - 2012 Performance Grant Plan (Exhibit 10.1, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X

10.3*	2012 Long-Term Incentive Program - Form of 2012 Restricted Stock Award Agreement (Exhibit 10.2, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2.a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2.b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

23.1	Consent of McGuire Woods LLP (contained in Exhibit 5.1).	X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 26, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Common Shareholders’ Equity (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X

*	Indicates management contract or compensatory plan or arrangement
^	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that one of the Companies specifically incorporates it by reference.