Form 10-Q
period 2012-06-30
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2012-08-01
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At June 30, 2012, the latest practicable date for determination, Dominion Resources, Inc. had 573,352,279 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

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

Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

DRS	Dominion Resources Services, Inc.

DSM	Demand-side management

Dth	Dekatherm

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

EPA	Environmental Protection Agency

EPS	Earnings per share

ERM	Enterprise Risk Management

Fairless	Fairless power station

FCM	Futures Commission Merchant

FERC	Federal Energy Regulatory Commission

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP Alternative Energy, Inc. in Benton County, Indiana

FTRs	Financial transmission rights

GAAP	U.S. generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Abbreviation or Acronym	Definition
INPO	Institute of Nuclear Power Operations

ISO	Independent system operator

ISO-NE	ISO New England

Kewaunee	Kewaunee nuclear power station

Kincaid	Kincaid power station

kV	Kilovolt

LNG	Liquefied natural gas

Manchester Street	Manchester Street power station

MATS	Utility Mercury and Air Toxics Standard Rule

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MF Global	MF Global Inc.

Millstone	Millstone nuclear power station

MISO	Midwest Independent Transmission System Operators, Inc.

Moody’s	Moody’s Investors Service

MW	Megawatt

MWh	Megawatt hour

NCEMC	North Carolina Electric Membership Corporation

NedPower	A wind-turbine facility joint venture between Dominion and Shell WindEnergy Inc. in Grant County, West Virginia

NGLs	Natural gas liquids

North Anna	North Anna nuclear power station

North Carolina Commission	North Carolina Utilities Commission

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NRC	Nuclear Regulatory Commission

NSPS	New Source Performance Standards

O&M	Operations and maintenance

ODEC	Old Dominion Electric Cooperative

Ohio Commission	Public Utilities Commission of Ohio

OPEB	Other Postretirement Employee Benefits

PIPP	Percentage of Income Payment Plan

PJM	PJM Interconnection, LLC

ppb	Parts-per-billion

RCC	Replacement Capital Covenants

RGGI	Regional Greenhouse Gas Initiative

Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass

Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden

Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center

Rider T	A rate adjustment clause associated with the recovery of certain electric transmission-related expenditures

Rider T1

A rate adjustment clause to recover the difference between revenues produced from current Rider T rates included in base rates, and the new revenue requirement developed for the rate year beginning September 1, 2012

Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County

Riders C1 and C2	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in the 2009 DSM case

Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in the 2011 DSM case

ROE	Return on equity

RTO	Regional transmission organization

Salem Harbor	Salem Harbor power station

Abbreviation or Acronym	Definition
SEC	Securities and Exchange Commission

September 2006 hybrids	2006 Series B Enhanced Junior Subordinated Notes due 2066

Skiffes Creek-to-Whealton line	Virginia Power project to construct a 20-mile 230 kV line from the proposed Skiffes Creek Switching Station to the Whealton substation

SO2	Sulfur dioxide

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.

State Line	State Line power station

Surry	Surry nuclear power station

Surry-to-Skiffes Creek line	Virginia Power project to construct a 7-mile 500 kV line from Surry to the proposed Skiffes Creek Switching Station

U.S.	United States of America

UAO	Unilateral Administrative Order

UEX Rider	Uncollectible Expense Rider

VIE	Variable interest entity

Virginia City Hybrid Energy Center	A 585 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

Warren County	A 1,300 MW, combined-cycle, natural gas-fired power station under construction in Warren County, Virginia

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012(1)	2011(1)
(millions, except per share amounts)
Operating Revenue	$3,053	$3,288	$6,515	$7,271

Operating Expenses
Electric fuel and other energy-related purchases	906	957	1,841	1,978
Purchased electric capacity	98	116	211	235
Purchased gas	215	365	627	1,007
Other operations and maintenance	782	739	1,415	1,528
Depreciation, depletion and amortization	289	255	576	515
Other taxes	146	123	315	282

Total operating expenses	2,436	2,555	4,985	5,545

Income from operations	617	733	1,530	1,726

Other income	44	39	118	96
Interest and related charges	224	216	452	442

Income from continuing operations including noncontrolling interests before income tax expense	437	556	1,196	1,380
Income tax expense	154	211	413	527

Income from continuing operations including noncontrolling interests	283	345	783	853
Loss from discontinued operations(2)	(18)	(5)	(17)	(30)

Net Income Including Noncontrolling Interests	265	340	766	823
Noncontrolling Interests	7	4	14	8

Net Income Attributable to Dominion	$258	$336	$752	$815

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$276	$341	$769	$845
Loss from discontinued operations, net of tax	(18)	(5)	(17)	(30)

Net income attributable to Dominion	$258	$336	$752	$815

Earnings Per Common Share-Basic
Income from continuing operations	$0.48	$0.60	$1.35	$1.46
Loss from discontinued operations	(0.03)	(0.01)	(0.03)	(0.05)

Net income attributable to Dominion	$0.45	$0.59	$1.32	$1.41

Earnings Per Common Share-Diluted
Income from continuing operations	$0.48	$0.59	$1.34	$1.46
Loss from discontinued operations	(0.03)	(0.01)	(0.03)	(0.05)

Net income attributable to Dominion	$0.45	$0.58	$1.31	$1.41

Dividends declared per common share	$0.5275	$0.4925	$1.0550	$0.9850

(1)	Dominion’s Consolidated Statements of Income for the six months ended June 30, 2012 and the three and six months ended June 30, 2011 have been recast to reflect Salem Harbor and State Line as discontinued operations, as discussed in Note 3.
(2)	Includes income tax benefit of $14 million and $3 million for the three months ended June 30, 2012 and 2011, respectively, and $13 million and $9 million for the six months ended June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(millions)
Net income including noncontrolling interests	$265	$340	$766	$823
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	2	11	130	(74)
Changes in unrealized net gains (losses) on investment securities(2)	(23)	2	61	40
Changes in net unrecognized pension and other postretirement benefit costs(3)	1	(2)	2	23
Amounts reclassified to net income:
Net derivative gains-hedging activities(4)	(31)	(17)	(47)	(4)
Net realized gains on investment securities(5)	(5)	(3)	(14)	(6)
Net pension and other postretirement benefit costs(6)	12	7	23	22

Total other comprehensive income (loss)	(44)	(2)	155	1

Comprehensive income including noncontrolling interests	221	338	921	824
Comprehensive income attributable to noncontrolling interests	7	4	14	8

Comprehensive income attributable to Dominion	$214	$334	$907	$816

(1)	Net of $(1) million and $(7) million tax for the three months ended June 30, 2012 and 2011, respectively, and net of $(81) million and $51 million tax for the six months ended June 30, 2012 and 2011, respectively.
(2)	Net of $16 million and $(2) million tax for the three months ended June 30, 2012 and 2011, respectively, and net of $(41) million and $(27) million tax for the six months ended June 30, 2012 and 2011, respectively.
(3)	Net of $(1) million and $1 million tax for the three months ended June 30, 2012 and 2011, respectively, and net of $(1) million and $(16) million tax for the six months ended June 30, 2012 and 2011, respectively.
(4)	Net of $11 million and $10 million tax for the three months ended June 30, 2012 and 2011, respectively, and net of $23 million and $5 million tax for the six months ended June 30, 2012 and 2011, respectively.
(5)	Net of $3 million and $2 million tax for the three months ended June 30, 2012 and 2011, respectively, and net of $10 million and $4 million tax for the six months ended June 30, 2012 and 2011, respectively.
(6)	Net of $(8) million and $(9) million tax for the three months ended June 30, 2012 and 2011, respectively, and net of $(17) million and $(11) million tax for the six months ended June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$162	$102
Customer receivables (less allowance for doubtful accounts of $28 and $29)	1,494	1,780
Other receivables (less allowance for doubtful accounts of $5 and $8)	184	255
Inventories	1,251	1,348
Derivative assets	661	705
Other	960	1,240

Total current assets	4,712	5,430

Investments
Nuclear decommissioning trust funds	3,186	2,999
Investment in equity method affiliates	537	553
Restricted cash equivalents	70	141
Other	305	292

Total investments	4,098	3,985

Property, Plant and Equipment
Property, plant and equipment	43,732	42,033
Property, plant and equipment, VIE	957	957
Accumulated depreciation, depletion and amortization	(13,768)	(13,320)

Total property, plant and equipment, net	30,921	29,670

Deferred Charges and Other Assets
Goodwill	3,141	3,141
Regulatory assets	1,328	1,382
Other	2,216	2,006

Total deferred charges and other assets	6,685	6,529

Total assets	$46,416	$45,614

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2012	December 31, 2011(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$2,141	$1,479
Short-term debt	1,530	1,814
Accounts payable	917	1,250
Derivative liabilities	752	951
Other	1,466	1,468

Total current liabilities	6,806	6,962

Long-Term Debt
Long-term debt	14,497	14,785
Long-term debt, VIE	875	890
Junior subordinated notes payable to affiliates	268	268
Enhanced junior subordinated notes	1,363	1,451

Total long-term debt	17,003	17,394

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,026	5,216
Asset retirement obligations	1,405	1,383
Regulatory liabilities	1,436	1,324
Other	1,530	1,575

Total deferred credits and other liabilities	10,397	9,498

Total liabilities	34,206	33,854

Commitments and Contingencies (see Note 14)
Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Equity

Common stock – no par(2)	5,351	5,180
Other paid-in capital	153	179
Retained earnings	6,847	6,697
Accumulated other comprehensive loss	(455)	(610)

Total common shareholders’ equity	11,896	11,446

Noncontrolling interest	57	57

Total equity	11,953	11,503

Total liabilities and equity	$46,416	$45,614

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 573 million shares and 570 million shares outstanding at June 30, 2012 and December 31, 2011, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30,	2012	2011
(millions)
Operating Activities
Net income including noncontrolling interests	$766	$823
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	704	627
Deferred income taxes and investment tax credits	444	454
Rate refunds	(103)	(45)
Other adjustments	(68)	(80)
Changes in:
Accounts receivable	363	276
Inventories	75	(31)
Deferred fuel and purchased gas costs, net	312	(90)
Accounts payable	(265)	(394)
Accrued interest, payroll and taxes	(76)	(267)
Margin deposit assets and liabilities	177	(142)
Other operating assets and liabilities	69	156

Net cash provided by operating activities	2,398	1,287

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(1,960)	(1,635)
Proceeds from sales of securities	764	938
Purchases of securities	(763)	(983)
Restricted cash equivalents	71	99
Other	24	46

Net cash used in investing activities	(1,864)	(1,535)

Financing Activities
Issuance (repayment) of short-term debt, net	(284)	401
Issuance and remarketing of long-term debt	450	1,060
Repayment of long-term debt	(168)	(38)
Issuance of common stock	139	32
Repurchase of common stock	—	(601)
Common dividend payments	(603)	(568)
Subsidiary preferred dividend payments	(8)	(8)
Other	—	(12)

Net cash provided by (used in) financing activities	(474)	266

Increase in cash and cash equivalents	60	18
Cash and cash equivalents at beginning of period	102	62

Cash and cash equivalents at end of period	$162	$80

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$262	$197

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(millions)
Operating Revenue	$1,756	$1,757	$3,510	$3,514

Operating Expenses
Electric fuel and other energy-related purchases	602	583	1,216	1,176
Purchased electric capacity	97	116	210	234
Other operations and maintenance:
Affiliated suppliers	82	77	165	150
Other	360	279	583	508
Depreciation and amortization	188	175	376	349
Other taxes	66	56	131	115

Total operating expenses	1,395	1,286	2,681	2,532

Income from operations	361	471	829	982

Other income	17	10	40	39
Interest and related charges	100	84	200	176

Income before income tax expense	278	397	669	845
Income tax expense	106	156	254	326

Net Income	172	241	415	519
Preferred dividends	4	4	8	8

Balance available for common stock	$168	$237	$407	$511

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(millions)
Net income	$172	$241	$415	$519
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(2)	—	(3)	—
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	(2)	—	6	3
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	1	—	2	(1)
Net realized gains on nuclear decommissioning trust funds(4)	(1)	—	(1)	—

Other comprehensive income (loss)	(4)	—	4	2

Comprehensive income	$168	$241	$419	$521

(1)	Net of $2 million and $— million tax for the three months ended June 30, 2012 and 2011, respectively, and net of $2 million and $— million tax for the six months ended June 30, 2012 and 2011, respectively.
(2)	Net of $1 million and $— million tax for the three months ended June 30, 2012 and 2011, respectively, and net of $(5) million and $(3) million tax for the six months ended June 30, 2012 and 2011, respectively.
(3)	Net of $— million and $1 million tax for the three months ended June 30, 2012 and 2011, respectively, and net of $(1) million and $1 million tax for the six months ended June 30, 2012 and 2011, respectively.
(4)	Net of $— million and $— million tax for the three months ended June 30, 2012 and 2011, respectively, and net of $1 million and $— million tax for the six months ended June 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$27	$29
Customer receivables (less allowance for doubtful accounts of $10 and $11)	879	892
Other receivables (less allowance for doubtful accounts of $4 and $7)	129	145
Inventories (average cost method)	756	797
Prepayments	86	41
Other	270	532

Total current assets	2,147	2,436

Investments
Nuclear decommissioning trust funds	1,451	1,370
Other	14	36

Total investments	1,465	1,406

Property, Plant and Equipment
Property, plant and equipment	29,519	28,626
Accumulated depreciation and amortization	(9,872)	(9,615)

Total property, plant and equipment, net	19,647	19,011

Deferred Charges and Other Assets
Intangible assets	188	183
Regulatory assets	363	399
Other	82	109

Total deferred charges and other assets	633	691

Total assets	$23,892	$23,544

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	June 30, 2012	December 31, 2011(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$1,017	$616
Short-term debt	465	894
Accounts payable	362	405
Payables to affiliates	80	108
Affiliated current borrowings	187	187
Accrued interest, payroll and taxes	205	226
Other	562	685

Total current liabilities	2,878	3,121

Long-Term Debt	6,285	6,246

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,487	3,180
Asset retirement obligations	635	624
Regulatory liabilities	1,204	1,095
Other	252	271

Total deferred credits and other liabilities	5,578	5,170

Total liabilities	14,741	14,537

Commitments and Contingencies (see Note 14)
Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity

Common stock – no par(2)	5,738	5,738
Other paid-in capital	1,112	1,111
Retained earnings	2,021	1,882
Accumulated other comprehensive income	23	19

Total common shareholder’s equity	8,894	8,750

Total liabilities and shareholder’s equity	$23,892	$23,544

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.
(2)	500,000 shares authorized; 274,723 shares outstanding at June 30, 2012 and December 31, 2011.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,	2012	2011
(millions)
Operating Activities
Net income	$415	$519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	444	410
Deferred income taxes and investment tax credits	188	328
Rate refunds	(103)	(45)
Other adjustments	(36)	(55)
Changes in:
Accounts receivable	33	(114)
Affiliated accounts receivable and payable	11	2
Inventories	41	(92)
Deferred fuel expenses	293	(105)
Accounts payable	(11)	(57)
Accrued interest, payroll and taxes	(21)	(15)
Other operating assets and liabilities	97	61

Net cash provided by operating activities	1,351	837

Investing Activities
Plant construction and other property additions	(956)	(898)
Purchases of nuclear fuel	(125)	(118)
Purchases of securities	(361)	(616)
Proceeds from sales of securities	353	596
Restricted cash equivalents	22	63
Other	(17)	—

Net cash used in investing activities	(1,084)	(973)

Financing Activities
Issuance (repayment) of short-term debt, net	(429)	333
Repayment of affiliated current borrowings, net	—	(44)
Issuance/remarketing of long-term debt	450	160
Repayment of long-term debt	(9)	(8)
Common dividend payments	(269)	(249)
Preferred dividend payments	(8)	(8)
Other	(4)	—

Net cash provided by (used in) financing activities	(269)	184

Increase (decrease) in cash and cash equivalents	(2)	48
Cash and cash equivalents at beginning of period	29	5

Cash and cash equivalents at end of period	$27	$53

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$126	$104

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 and their Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of June 30, 2012, their results of operations for the three and six months ended June 30, 2012 and 2011 and their cash flows for the six months ended June 30, 2012 and 2011. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Note 3. Dispositions

In June 2012, Dominion entered into an agreement to sell Salem Harbor. FERC approval was received in July 2012 and the transaction is expected to close in the third quarter. In the second quarter of 2012, the assets and liabilities to be disposed were classified as held for sale and adjusted to their estimated fair value less cost to sell, resulting in a pre-tax charge of $27 million ($16 million after-tax), which is included in loss from discontinued operations in Dominion’s Consolidated Statements of Income. This was considered a Level 2 fair value measurement as it was based on the negotiated sales price. As of June 30, 2012, Salem Harbor’s assets and liabilities classified as held for sale are included in other current assets and other current liabilities, respectively, in Dominion’s Consolidated Balance Sheet.

During the second quarter of 2012, Dominion sold State Line, which ceased operations in March 2012.

The following table presents selected information regarding the results of operations of Salem Harbor and State Line, which were reclassified to discontinued operations in Dominion’s Consolidated Statements of Income for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(millions)
Operating revenue	$22	$53	$52	$127
Loss before income taxes	(32)	(8)	(30)	(39)

The carrying amounts of the major classes of Salem Harbor’s assets and liabilities classified as held for sale and included in other current assets and other current liabilities in Dominion’s Consolidated Balance Sheet are as follows:

June 30, 2012
(millions)
ASSETS
Inventories	$22
Disposal group valuation allowance	(22)

Total assets	—

LIABILITIES
Current liabilities	6
Deferred credits and other liabilities	13

Total liabilities	$19

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(millions)
Dominion
Electric sales:
Regulated	$1,725	$1,728	$3,449	$3,458
Nonregulated	675	741	1,383	1,608
Gas sales:
Regulated	33	44	132	183
Nonregulated	165	337	563	939
Gas transportation and storage	305	322	710	860
Other	150	116	278	223

Total operating revenue	$3,053	$3,288	$6,515	$7,271

Virginia Power
Regulated electric sales	$1,725	$1,728	$3,449	$3,458
Other	31	29	61	56

Total operating revenue	$1,756	$1,757	$3,510	$3,514

Note 5. Income Taxes

Continuing Operations

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Six Months Ended June 30,	2012	2011	2012	2011
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	3.7	3.7	3.9	3.9
Valuation allowances	(1.8)	0.1	—	—
AFUDC – equity	(0.7)	(0.5)	(1.1)	(0.6)
Other, net	(1.7)	(0.1)	0.1	0.3

Effective tax rate	34.5%	38.2%	37.9%	38.6%

Dominion’s effective tax rate in 2012 reflects a $22 million reduction of a valuation allowance related to certain state operating loss carryforwards. As disclosed in Note 16 to the Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2011, Dominion expects to purchase Fairless in 2013. Dominion currently operates the facility under a lease and, as a result of a 2012 contract modification, the exercise price of Dominion’s option to purchase Fairless is fixed at approximately $923 million. After considering the results of Fairless’ operations in recent years and a forecast of future operating results reflecting the planned purchase of the facility, Dominion has concluded that it is more likely than not that the tax benefit of the operating losses will be realized. Significant assumptions include future commodity prices, in particular, those for electric energy produced by Fairless and those for natural gas, as compared to other fuels used for the generation of electricity, which will significantly influence the extent to which Fairless is dispatched by PJM. Realization of these tax benefits ultimately depends on whether or not the expected future operating results are achieved. Dominion will continue to evaluate the likelihood of realizing these tax benefits on a quarterly basis.

As of June 30, 2012, there have been no material changes in Dominion’s and Virginia Power’s unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 6 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of these unrecognized tax benefits.

Discontinued Operations

Dominion’s effective tax rate for the six months ended June 30, 2011 reflects an expectation that State Line’s deferred tax assets, including 2011 operating losses, will not be realized in State Line’s separately filed state tax returns.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(millions, except EPS)
Net income attributable to Dominion	$258	$336	$752	$815

Average shares of common stock outstanding – Basic	572.0	573.4	571.3	576.6
Net effect of potentially dilutive securities(1)	1.1	1.8	1.2	1.3

Average shares of common stock outstanding – Diluted	573.1	575.2	572.5	577.9

Earnings Per Common Share – Basic	$0.45	$0.59	$1.32	$1.41
Earnings Per Common Share – Diluted	$0.45	$0.58	$1.31	$1.41

(1)	Potentially dilutive securities consist of options, goal-based stock and contingently convertible senior notes.

There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three and six months ended June 30, 2012 and 2011.

Note 7. Fair Value Measurements

Dominion’s and Virginia Power’s fair value measurements are made in accordance with the policies discussed in Note 7 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2011. See Note 8 in this report for further information about their derivatives and hedge accounting activities.

Dominion’s and Virginia Power’s commodity derivative valuations are prepared by the ERM department. The ERM department reports directly to the Companies’ CFO. The ERM department creates a daily computer-generated file containing mark-to-market valuations for the Companies’ derivative transactions. Standard transactions are programmatically calculated using software. The inputs that go into the mark-to-market valuations are transactional information stored in the systems of record and market pricing information that resides in data warehouse databases. The majority of forward prices are automatically uploaded into the data warehouse databases from various third-party sources. Inputs obtained from third-party sources are evaluated for reliability considering the reputation, independence, market presence, and methodology used by the third-party. If forward prices are not available from third-party sources, then the ERM department models the forward prices based on other available market data. A team consisting of risk management and risk quantitative analysts meets each business day to assess the validity of market prices and mark-to-market valuations. During this meeting, the changes in mark-to-market valuations from period to period are examined and qualified against historical expectations. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

Dominion and Virginia Power enter into certain physical and financial forwards and futures, options, and full requirements contracts, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards, futures, and full requirements contracts. An option model is used to value Level 3 physical and financial options. The discounted cash flow model for forwards and futures calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return and credit spreads. Full requirements contracts add load shaping and usage factors in addition to the discounted cash flow model inputs. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, price correlations, the original sales prices, and volumes. For Level 3 fair value measurements, the forward market prices, the implied price volatilities, price correlations, load shaping, and usage factors are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

The following table presents Dominion’s quantitative information about Level 3 fair value measurements. Included are descriptions of the valuation techniques, the significant unobservable inputs, and the range of market price, price correlation and price volatility inputs used in the fair value measurements at June 30, 2012 for each category of transaction and commodity type. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility, price correlations, load shaping, and usage factors.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)

At June 30, 2012
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$33	Discounted Cash Flow	Market Price (per Dth) (4)	(1) - 6	3
Electricity	72	Discounted Cash Flow	Market Price (per MWh) (4)	32 - 60	43
FTRs	3	Discounted Cash Flow	Market Price (per MWh) (4)	(5) - 5	0
Capacity	9	Discounted Cash Flow	Market Price (per MW) (4)	95 - 115	100
Liquids(3)	56	Discounted Cash Flow	Market Price (per Gal) (4)	0 - 2	1
Physical and Financial Options:
Natural Gas	5	Option Model	Market Price (per Dth) (4)	2 - 5	4
			Price Volatility (5)	22% - 62%	29%
			Price Correlation (6)	73%	73%
Full Requirements Contracts:
Electricity	32	Discounted Cash Flow	Market Price (per MWh) (4)	8 - 464	42
			Load Shaping (7)	2% - 6%	4%
			Usage Factor (8)	4% - 14%	9%

Total assets	$210

Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$20	Discounted Cash Flow	Market Price (per Dth) (4)	(1) - 6	1
Electricity	16	Discounted Cash Flow	Market Price (per MWh) (4)	23 - 73	42
FTRs	3	Discounted Cash Flow	Market Price (per MWh) (4)	(2) - 5	1
Liquids(3)	1	Discounted Cash Flow	Market Price (per Gal) (4)	2 - 3	2
Physical and Financial Options:
Natural Gas(2)	15	Option Model	Market Price (per Dth) (4)	(1) - 5	3
			Price Volatility (5)	22% - 62%	34%
			Price Correlation (6)	99%	99%

Total liabilities	$55

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Includes NGLs and oil.
(4)	Represents market prices beyond defined terms for Levels 1 & 2.
(5)	Represents volatilities unrepresented in published markets.
(6)	Represents intra-price correlations for which markets do not exist.
(7)	Converts block monthly loads to 24-hour load shapes.
(8)	Represents expected increase (decrease) in sales volumes compared to historical usage.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Price Correlation	Buy	Increase (decrease)	Loss (gain)
Price Correlation	Sell	Increase (decrease)	Gain (loss)
Load Factor	Sell(1)	Increase (decrease)	Loss (gain)
Usage Factor	Sell(2)	Increase (decrease)	Gain (loss)

(1)	Assumes the contract is in a gain position and load increases during peak hours.
(2)	Assumes the contract is in a gain position.

Non-recurring Fair Value Measurements

During March 2011, Dominion determined that it was unlikely that State Line would participate in the May 2011 PJM capacity base residual auction that would commit State Line’s capacity from June 2014 through May 2015. This determination reflected an expectation that margins for coal-fired generation will remain compressed in the 2014 and 2015 period in combination with the expectation that State Line may be impacted during the same time period by environmental regulations that would likely require significant capital expenditures. As a result, Dominion evaluated State Line for impairment since it was more likely than not that State Line would be retired before the end of its previously estimated useful life. As a result of this evaluation, Dominion recorded an impairment charge of $55 million ($39 million after-tax), which is now reflected in loss from discontinued operations in its Consolidated Statement of Income, to write down State Line’s long-lived assets to their estimated fair value of less than $1 million. As management was not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion used the income approach (discounted cash flows) to estimate the fair value of State Line’s long-lived assets in the impairment test. This was considered a Level 3 fair value measurement due to the use of significant unobservable inputs including estimates of future power and other commodity prices. State Line was retired in March 2012 and sold in the second quarter of 2012. See Note 3 for further information.

See Note 3 for non-recurring fair value measurement related to Salem Harbor.

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2012
Assets:
Derivatives:
Commodity	$26	$771	$210	$1,007
Interest rate	—	104	—	104
Investments(1):
Equity securities:
U.S.:
Large cap	1,865	—	—	1,865
Other	55	—	—	55
Non-U.S.:
Large cap	10	—	—	10
Fixed income:
Corporate debt instruments	—	299	—	299
U.S. Treasury securities and agency debentures	298	160	—	458
State and municipal	—	360	—	360
Other	—	19	—	19
Cash equivalents and other	—	78	—	78
Restricted cash equivalents	—	70	—	70

Total assets	$2,254	$1,861	$210	$4,325

Liabilities:
Derivatives:
Commodity	$10	$555	$55	$620
Interest rate	—	321	—	321

Total liabilities	$10	$876	$55	$941

At December 31, 2011
Assets:
Derivatives:
Commodity	$44	$828	$93	$965
Interest rate	—	105	—	105
Investments(1):
Equity securities:
U.S.:
Large cap	1,718	—	—	1,718
Other	51	—	—	51
Non-U.S.:
Large cap	10	—	—	10
Fixed income:
Corporate debt instruments	—	332	—	332
U.S. Treasury securities and agency debentures	277	181	—	458
State and municipal	—	329	—	329
Other	—	23	—	23
Cash equivalents and other	—	60	—	60
Restricted cash equivalents	—	141	—	141

Total assets	$2,100	$1,999	$93	$4,192

Liabilities:
Derivatives:
Commodity	$10	$714	$164	$888
Interest rate	—	269	—	269

Total liabilities	$10	$983	$164	$1,157

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(millions)
Beginning balance	$(61)	$(163)	$(71)	$(50)
Total realized and unrealized gains (losses):
Included in earnings	12	(22)	(23)	(8)
Included in other comprehensive income (loss)	166	35	171	(59)
Included in regulatory assets/liabilities	18	(11)	29	(32)
Settlements	21	39	51	23
Transfers out of Level 3	(1)	—	(2)	4

Ending balance	$155	$(122)	$155	$(122)

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$33	$27	$33	$31

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy- related purchases	Total
(millions)
Three Months Ended June 30, 2012
Total gains (losses) included in earnings	$32	$(20)	$12
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	33	—	33

Three Months Ended June 30, 2011
Total gains (losses) included in earnings	$2	$(24)	$(22)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	27	—	27

Six Months Ended June 30, 2012
Total gains (losses) included in earnings	$23	$(46)	$(23)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	33	—	33

Six Months Ended June 30, 2011
Total gains (losses) included in earnings	$—	$(8)	$(8)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	31	—	31

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At June 30, 2012
Assets:
Derivatives:
Commodity	$—	$1	$4	$5
Investments(1):
Equity securities:
U.S.:
Large cap	737	—	—	737
Other	24	—	—	24
Fixed income:
Corporate debt instruments	—	180	—	180
U.S. Treasury securities and agency debentures	116	71	—	187
State and municipal	—	148	—	148
Other	—	14	—	14
Cash equivalents and other	—	35	—	35
Restricted cash equivalents	—	11	—	11

Total assets	$877	$460	$4	$1,341

Liabilities:
Derivatives:
Commodity	$—	$8	$3	$11
Interest rate	—	105	—	105

Total liabilities	$—	$113	$3	$116

At December 31, 2011
Assets:
Derivatives:
Commodity	$—	$—	$2	$2
Investments(1):
Equity securities:
U.S.:
Large cap	679	—	—	679
Other	23	—	—	23
Fixed income:
Corporate debt instruments	—	214	—	214
U.S. Treasury securities and agency debentures	107	63	—	170
State and municipal	—	125	—	125
Other	—	16	—	16
Cash equivalents and other	—	40	—	40
Restricted cash equivalents	—	32	—	32

Total assets	$809	$490	$2	$1,301

Liabilities:
Derivatives:
Commodity	$—	$17	$30	$47
Interest rate	—	100	—	100

Total liabilities	$—	$117	$30	$147

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(millions)
Beginning balance	$(17)	$(7)	$(28)	$14
Total realized and unrealized gains (losses):
Included in earnings	(19)	(24)	(46)	(8)
Included in regulatory assets/liabilities	18	(11)	29	(32)
Settlements	19	24	46	8

Ending balance	$1	$(18)	$1	$(18)

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and six months ended June 30, 2012 and 2011.

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

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion

Long-term debt, including securities due within one year(2)	$16,638	$19,672	$16,264	$18,936
Long-term debt, VIE(3)	875	880	890	892
Junior subordinated notes payable to affiliates	268	275	268	268
Enhanced junior subordinated notes	1,363	1,457	1,451	1,518
Subsidiary preferred stock(4)	257	268	257	256

Virginia Power

Long-term debt, including securities due within one year(2)	$7,302	$8,919	$6,862	$8,281
Preferred stock(4)	257	268	257	256

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At June 30, 2012 and December 31, 2011, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $103 million and $105 million, respectively.
(3)	Includes amounts which represent the unamortized premium.
(4)	Includes deferred issuance expenses of $2 million at June 30, 2012 and December 31, 2011.

Note 8. Derivatives and Hedge Accounting Activities

Dominion’s and Virginia Power’s accounting policies and objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2011. See Note 7 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Dominion

The following table presents the volume of Dominion’s derivative activity as of June 30, 2012. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	306	74
Basis(1)	817	495
Electricity (MWh):
Fixed price(1)	25,636,509	19,532,389
FTRs	97,639,210	353,110
Capacity (MW)	49,825	266,460
Liquids (Gal)(2)	141,162,000	204,960,000
Interest rate	$2,200,000,000	$2,840,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

For the three and six months ended June 30, 2012 and 2011, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at June 30, 2012:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(26)	$(18)	30 months
Electricity	180	68	42 months
NGLs	34	12	30 months
Other	5	3	47 months
Interest rate	(164)	(14)	366 months

Total	$29	$51

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
(millions)
June 30, 2012
ASSETS
Current Assets
Commodity	$238	$384	$622
Interest rate	39	—	39

Total current derivative assets	277	384	661

Noncurrent Assets
Commodity	277	108	385
Interest rate	65	—	65

Total noncurrent derivative assets(1)	342	108	450

Total derivative assets	$619	$492	$1,111

LIABILITIES
Current Liabilities
Commodity	$95	$369	$464
Interest rate	256	32	288

Total current derivative liabilities	351	401	752

Noncurrent Liabilities
Commodity	78	78	156
Interest rate	23	10	33

Total noncurrent derivative liabilities(2)	101	88	189

Total derivative liabilities	$452	$489	$941

December 31, 2011
ASSETS
Current Assets
Commodity	$176	$495	$671
Interest rate	34	—	34

Total current derivative assets	210	495	705

Noncurrent Assets
Commodity	198	96	294
Interest rate	71	—	71

Total noncurrent derivative assets(1)	269	96	365

Total derivative assets	$479	$591	$1,070

LIABILITIES
Current Liabilities
Commodity	$162	$530	$692
Interest rate	222	37	259

Total current derivative liabilities	384	567	951

Noncurrent Liabilities
Commodity	118	78	196
Interest rate	—	10	10

Total noncurrent derivative liabilities(2)	118	88	206

Total derivative liabilities	$502	$655	$1,157

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended June 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$63
Purchased gas		(17)
Electric fuel and other energy-related purchases		(5)

Total commodity	$111	41	$9

Interest rate(3)	(108)	1	(68)

Total	$3	$42	$(59)

Three Months Ended June 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$32
Purchased gas		(7)
Electric fuel and other energy-related purchases		1
Purchased electric capacity		1

Total commodity	$49	27	$(4)

Interest rate(3)	(31)	—	1

Total	$18	$27	$(3)

Six Months Ended June 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$127
Purchased gas		(47)
Electric fuel and other energy-related purchases		(12)

Total commodity	$287	68	$8

Interest rate(3)	(76)	2	(41)

Total	$211	$70	$(33)

Six Months Ended June 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$60
Purchased gas		(55)
Electric fuel and other energy-related purchases		2
Purchased electric capacity		2

Total commodity	$(93)	9	$(9)

Interest rate(3)	(32)	—	—

Total	$(125)	$9	$(9)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2012	2011	2012	2011
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$34	$23	$103	$42
Purchased gas	5	(7)	(5)	(18)
Electric fuel and other energy-related purchases	(9)	(24)	(36)	(8)
Interest rate(2)	9	—	7	—

Total	$39	$(8)	$69	$16

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

Virginia Power

The following table presents the volume of Virginia Power’s derivative activity as of June 30, 2012. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	23	—
Basis	12	—
Electricity (MWh):
Fixed price	580,000	—
FTRs	95,756,457	—
Capacity (MW)	15,000	185,800
Interest rate	$500,000,000	$840,000,000

For the three and six months ended June 30, 2012 and 2011, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
June 30, 2012
ASSETS
Current Assets
Commodity	$1	$4	$5

Total current derivative assets(1)	1	4	5

Total derivative assets	$1	$4	$5

LIABILITIES
Current Liabilities
Commodity	$5	$4	$9
Interest rate	41	32	73

Total current derivative liabilities(2)	46	36	82

Noncurrent Liabilities
Commodity	2	—	2
Interest rate	22	10	32

Total noncurrent derivative liabilities(3)	24	10	34

Total derivative liabilities	$70	$46	$116

December 31, 2011
ASSETS
Current Assets
Commodity	$—	$2	$2

Total current derivative assets(1)	—	2	2

Total derivative assets	$—	$2	$2

LIABILITIES
Current Liabilities
Commodity	$14	$31	$45
Interest rate	53	37	90

Total current derivative liabilities(2)	67	68	135

Noncurrent Liabilities
Commodity	2	—	2
Interest rate	—	10	10

Total noncurrent derivative liabilities(3)	2	10	12

Total derivative liabilities	$69	$78	$147

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended June 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$1	(1)	$9

Interest rate(3)	(5)	—	(68)

Total	$(4)	$(1)	$(59)

Three Months Ended June 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Purchased electric capacity		$—

Total commodity	$—	—	$(4)

Interest rate(3)	—	1	1

Total	$—	$1	$(3)

Six Months Ended June 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(3)

Total commodity	$(1)	(3)	$8

Interest rate(3)	(4)	—	(41)

Total	$(5)	$(3)	$(33)

Six Months Ended June 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Purchased electric capacity		$1

Total commodity	$—	1	$(9)

Interest rate(3)	—	1	—

Total	$—	$2	$(9)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	2012	2011	2012	2011
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(19)	$(24)	$(46)	$(8)
Interest rate(3)	1	—	(1)	—

Total	$(18)	$(24)	$(47)	$(8)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts are recorded in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.

Note 9. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $91 million and $90 million at June 30, 2012 and December 31, 2011, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $16 million and $17 million at June 30, 2012 and December 31, 2011, respectively.

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
(millions)
June 30, 2012
Marketable equity securities
U.S.:
Large Cap	$1,185	$653	$—		$1,838
Other	38	11	—		49
Marketable debt securities:
Corporate bonds	277	23	(1)		299
U.S. Treasury securities and agency debentures	439	21	(2)		458
State and municipal	294	24	—		318
Other	18	1	—		19
Cost method investments	128	—	—		128
Cash equivalents and other(2)	77	—	—		77

Total	$2,456	$733	$(3	)(3)	$3,186

December 31, 2011
Marketable equity securities:
U.S.:
Large Cap	$1,152	$537	$—		$1,689
Other	36	10	—		46
Marketable debt securities:
Corporate bonds	314	19	(1)		332
U.S. Treasury securities and agency debentures	437	20	(1)		456
State and municipal	264	24	—		288
Other	23	1	—		24
Cost method investments	118	—	—		118
Cash equivalents and other(2)	46	—	—		46

Total	$2,390	$611	$(2	)(3)	$2,999

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $4 million and pending purchases of securities of $11 million at June 30, 2012 and December 31, 2011, respectively.
(3)	The fair value of securities in an unrealized loss position was $196 million and $164 million at June 30, 2012 and December 31, 2011, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at June 30, 2012 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$100
Due after one year through five years	271
Due after five years through ten years	326
Due after ten years	397

Total	$1,094

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(millions)
Proceeds from sales	$349	$437	$764	$939
Realized gains(1)	28	18	56	32
Realized losses(1)	15	12	19	20

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion were not material for the three or six months ended June 30, 2012 and 2011.

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
(millions)
June 30, 2012
Marketable equity securities:
U.S.:
Large Cap	$470	$266	$—		$736
Other	19	5	—		24
Marketable debt securities:
Corporate bonds	167	14	(1)		180
U.S. Treasury securities and agency debentures	183	5	(1)		187
State and municipal	138	10	—		148
Other	13	1	—		14
Cost method investments	128	—	—		128
Cash equivalents and other(2)	34	—	—		34

Total	$1,152	$301	$(2	)(3)	$1,451

December 31, 2011
Marketable equity securities
U.S.:
Large Cap	$460	$218	$—		$678
Other	18	5	—		23
Marketable debt securities:
Corporate bonds	204	11	(1)		214
U.S. Treasury securities and agency debentures	166	4	—		170
State and municipal	114	10	—		124
Other	16	1	(1)		16
Cost method investments	118	—	—		118
Cash equivalents and other(2)	27	—	—		27

Total	$1,123	$249	$(2	)(3)	$1,370

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $1 million and $13 million at June 30, 2012 and December 31, 2011, respectively.
(3)	The fair value of securities in an unrealized loss position was $104 million and $99 million at June 30, 2012 and December 31, 2011, respectively.

The fair value of Virginia Power’s debt securities at June 30, 2012 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$22
Due after one year through five years	129
Due after five years through ten years	190
Due after ten years	188

Total	$529

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(millions)
Proceeds from sales	$162	$253	$353	$596
Realized gains(1)	10	6	21	11
Realized losses(1)	5	4	7	8

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments for Virginia Power were not material for the three and six months ended June 30, 2012 and 2011.

Note 10. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	June 30, 2012	December 31, 2011
(millions)
Dominion
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$78	$249
Deferred rate adjustment clause costs(2)	70	113
Other	114	179

Regulatory assets-current(3)	262	541

Unrecognized pension and other postretirement benefit costs(4)	861	887
Income taxes recoverable through future rates(5)	135	121
Derivatives(6)	107	49
Deferred rate adjustment clause costs(2)	104	72
Other	121	253

Regulatory assets-non-current	1,328	1,382

Total regulatory assets	$1,590	$1,923

Regulatory liabilities:
PIPP(7)	$78	$58
Provision for rate proceedings(8)	51	150
Other	36	35

Regulatory liabilities-current(9)	165	243

Provision for future cost of removal and AROs(10)	939	901
Decommissioning trust(11)	457	399
Other	40	24

Regulatory liabilities-non-current	1,436	1,324

Total regulatory liabilities	$1,601	$1,567

Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$78	$249
Deferred rate adjustment clause costs(2)	70	113
Other	70	117

Regulatory assets-current(3)	218	479

Income taxes recoverable through future rates(5)	109	100
Derivatives(6)	107	49
Deferred rate adjustment clause costs(2)	104	70
Other	43	180

Regulatory assets-non-current	363	399

Total regulatory assets	$581	$878

Regulatory liabilities:
Provision for rate proceedings(8)	$51	$150
Other	28	28

Regulatory liabilities-current(9)	79	178

Provision for future cost of removal(10)	720	687
Decommissioning trust(11)	457	399
Other	27	9

Regulatory liabilities-non-current	1,204	1,095

Total regulatory liabilities	$1,283	$1,273

(1)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Virginia Power’s generation operations. See Note 11 for more information.
(2)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain riders. See Note 11 for more information.
(3)	Current regulatory assets are presented in other current assets in Dominion’s and Virginia Power’s Consolidated Balance Sheets.
(4)	Represents unrecognized pension and other postretirement benefit costs expected to be recovered through future rates by certain of Dominion’s rate-regulated subsidiaries.
(5)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(6)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(7)	Under PIPP, eligible customers can receive energy assistance based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions. See Note 11 for more information.
(8)	Reflects a reserve associated with the settlement of Virginia Power’s 2009 base rate case proceedings and associated with the Biennial Review Order.
(9)	Current regulatory liabilities are presented in other current liabilities in Dominion’s and Virginia Power’s Consolidated Balance Sheets.
(10)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(11)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related ARO.

At June 30, 2012, approximately $262 million of Dominion’s and $208 million of Virginia Power’s regulatory assets represented past expenditures on which they do not currently earn a return. Dominion’s expenditures primarily include deferred cost of fuel used in electric generation. The above expenditures are expected to be recovered within the next two years.

Note 11. Regulatory Matters

Regulatory Matters Involving Potential Loss Contingencies

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in various regulatory matters. Certain regulatory matters may ultimately result in a loss; however, as such matters are in an initial procedural phase, involve uncertainty as to the outcome of pending reviews or orders, and/or involve significant factual issues that need to be resolved, it is not possible for the Companies to estimate a range of possible loss. For matters for which the Companies cannot estimate a range of possible loss, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the regulatory process such that the Companies are able to estimate a range of possible loss. For regulatory matters for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. This estimated range is based on currently available information and involves elements of judgment and significant uncertainties. This estimated range of possible loss may not represent the Companies’ maximum possible loss exposure. The circumstances of such regulatory matters will change from time to time and actual results may vary significantly from the current estimate. For current matters not specifically reported below, management does not anticipate that the outcome from such matters would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations.

FERC - Electric

Under the Federal Power Act, FERC regulates wholesale sales and transmission of electricity in interstate commerce by public utilities. Dominion’s merchant generators sell electricity in the PJM, MISO and ISO-NE wholesale markets under Dominion’s market-based sales tariffs authorized by FERC. Virginia Power purchases and, under its FERC market-based rate authority, sells electricity in the wholesale market. In addition, Virginia Power has FERC approval of a tariff to sell wholesale power at capped rates based on its embedded cost of generation. This cost-based sales tariff could be used to sell to loads within or outside Virginia Power’s service territory. Any such sales would be voluntary.

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

In July 2008, Virginia Power filed an application with FERC requesting a revision to its revenue requirement to reflect an additional ROE incentive adder for eleven electric transmission enhancement projects. Under the proposal, the cost of transmission service would increase to include an ROE incentive adder for each of the eleven projects, beginning the date each project enters commercial operation (but not before January 1, 2009). Virginia Power proposed an incentive of 1.5% for four of the projects and an incentive of 1.25% for the other seven projects. In August 2008, FERC approved the proposal, effective September 1, 2008. Ten of the eleven projects are currently expected to be completed by the end of 2012. The one remaining project represents Virginia Power’s small portion of a larger transmission expansion which has been suspended by PJM. Numerous parties sought rehearing of the FERC order in August 2008. In May 2012, FERC issued an order denying the rehearing requests. In July 2012, the North Carolina Commission filed an appeal of the FERC order with the U.S. Court of Appeals for the Fourth Circuit. While Virginia Power cannot predict the outcome of the appeal, it is not expected to have a material effect on results of operations.

In March 2010, ODEC and NCEMC filed a complaint with FERC against Virginia Power claiming that approximately $223 million in transmission costs related to specific projects were unjust, unreasonable and unduly discriminatory or preferential and should be excluded from Virginia Power’s transmission formula rate. ODEC and NCEMC requested that FERC establish procedures to determine the amount of costs for each applicable project that should be excluded from Virginia Power’s rates. In October 2010, FERC issued an order dismissing the complaint in part and established hearings and settlement procedures on the remaining part of the complaint. In February 2012, Virginia Power submitted to FERC a settlement agreement to resolve all issues set for hearing. All transmission customer parties to the proceeding joined the settlement. The Virginia Commission, North Carolina Commission and Public Staff of the North Carolina Commission, while not parties to the settlement, have agreed to not oppose the settlement. The settlement was accepted by FERC in May 2012 and provides for payment by Virginia Power to the transmission customer parties collectively of $250,000 per year for ten years and resolves all matters other than allocation of the incremental cost of certain underground transmission facilities, which have been set for briefing. While Virginia Power cannot predict the outcome of the briefing, it is not expected to have a material effect on results of operations.

PJM

In November 2011, PJM issued a formal notification that it would recalculate certain ancillary service revenues that had previously been paid during 2009, 2010 and 2011. Also in November 2011, PJM requested FERC permission to suspend its rebilling and repayment obligations associated with the recalculation of such revenues and petitioned FERC to establish a proceeding to determine the appropriate recalculations for the revenues during this period. In December 2011, FERC permitted the suspension of rebilling and repayment by PJM, subject to the outcome of FERC’s proceedings to determine the appropriate revenue recalculation. In April 2012, FERC issued an Order Establishing Hearing and Settlement Judge Procedures to address the appropriate recalculation of the ancillary service credits PJM will be required to collect from Virginia Power. Virginia Power has reduced the accrual for this matter to $33 million as of June 30, 2012 for estimated future billing adjustments from PJM related to the ancillary service revenues in anticipation of a settlement among Virginia Power, PJM and the PJM Market Monitor.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 and Note 9 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Virginia Regulation

Biennial Review

In May 2012, the Supreme Court of Virginia granted review of Virginia Power’s appeals from the Biennial Review Order and the March 2012 Order denying Virginia Power’s petition seeking rehearing or reconsideration, and paired both appeals for the purpose of oral argument. These appeals are pending.

Virginia Fuel Expenses

In May 2012, Virginia Power submitted its annual fuel factor filing to the Virginia Commission, proposing a decrease of approximately $389 million in fuel revenue for the rate year beginning July 1, 2012. In May 2012, the Virginia Commission issued an order implementing the proposed rate effective July 1, 2012 on an interim basis, and setting a hearing for September 2012.

Transmission Rider T1

In May 2012, Virginia Power filed Rider T1 with the Virginia Commission to recover costs of transmission service and demand response programs for the September 1, 2012 to August 31, 2013 rate year. The proposed Rider T1 reduction of approximately $100 million produces a total annual revenue requirement of approximately $373 million when netted with the revenue requirement of approximately $473 million associated with the Rider T customer rates currently in effect, and now combined in Virginia Power’s base rates. Virginia Power’s filing stated that Rider T costs combined in base rates should be identified and separately tracked, with the continuation of deferral accounting and dollar-for-dollar recovery for these costs. Virginia Power’s proposed revenue requirement was supported by the Staff of the Virginia Commission, although the Staff concurrently proposed an alternative methodology for the Rider T1 revenue requirement which would represent an increase of approximately $18 million from the current Rider T customer rates. The Staff’s alternative methodology, if accepted, would preclude deferral accounting and dollar-for-dollar recovery for Rider T in future periods.

In July 2012, a hearing examiner issued a report to the Virginia Commission stating that Virginia Power’s proposed revenue requirement for Rider T1 was unopposed, and that both Virginia Power’s proposal and the Staff’s alternative methodology were proper depending on how the Virginia Commission interpreted the statute requiring the combining of Rider T into Virginia Power’s base rates. An order from the Virginia Commission is expected by August 2012.

Generation Riders R and S

In June 2012, Virginia Power requested Virginia Commission approval of its annual updates for Riders R and S for the next two consecutive rate years, utilizing an 11.4% ROE (inclusive of a 100 basis point statutory enhancement) consistent with the base ROE authorized in the Biennial Review Order. For Rider R, Virginia Power proposed an approximately $81 million revenue requirement for the rate year beginning April 1, 2013 and an approximately $75 million revenue requirement for the rate year beginning April 1, 2014. For Rider S, an approximately $249 million revenue requirement was proposed for the rate year beginning April 1, 2013 and an approximately $229 million revenue requirement was proposed for the rate year beginning April 1, 2014. If the Virginia Commission approves the proposed multi-year approach for Riders R and S, then Virginia Power would file its next update filings for Riders R and S in 2014. Construction of the Virginia City Hybrid Energy Center was completed and the facility commenced commercial operations in July 2012.

Generation Riders B and W

In June 2012, Virginia Power requested Virginia Commission approval of its annual updates for Riders B and W for the April 1, 2013 to March 31, 2014 rate year. For Rider B, Virginia Power proposed an approximately $12 million revenue requirement, utilizing a 12.4% ROE (inclusive of a 200 basis point statutory enhancement) consistent with the base ROE authorized in the Biennial Review Order. For Rider W, an approximately $86 million revenue requirement was proposed, utilizing an 11.4% ROE (inclusive of a 100 basis point statutory enhancement) also consistent with the base ROE authorized in the Biennial Review Order.

DSM Riders C1 and C2

In April 2012, the Virginia Commission held that Riders C1 and C2 are now to be combined in the Company’s base rates and are to be considered as part of Virginia Power’s future biennial reviews. The Virginia Commission rejected Virginia Power’s requests to identify and separately track the revenues for these existing riders in base rates, and to preserve deferral accounting for these revenues in base rates, stating that such deferral accounting ceased December 1, 2011 for existing Riders C1 and C2. The Virginia Commission held that this treatment of Riders C1 and C2 does not set a precedent for deferral accounting for Rider T costs combined in base rates. The Virginia Commission also rejected additional funding for two existing commercial energy efficiency DSM programs.

DSM Riders C1A and C2A

In April 2012, the Virginia Commission approved four new energy efficiency DSM programs as a bundle for residential customers for a five-year period starting June 1, 2012, subject to a total $90 million cost cap. The Virginia Commission also approved two new energy efficiency DSM programs as a bundle for commercial customers for the same five-year period, subject to a total $45 million cost cap, as well as a new peak-shaving DSM program for commercial customers for the same five-year period, subject to an approximately $14 million cost cap. The Virginia Commission rejected one new residential and one new commercial energy efficiency DSM program.

North Anna COL

Virginia Power is considering the construction of a third nuclear unit at a site located adjacent to North Anna. Virginia Power has not yet committed to building a new nuclear unit. If Virginia Power decides to build the new unit, it must first receive a COL from the NRC, the approval of the Virginia Commission and certain environmental permits and other approvals. Virginia Power continues to pursue the COL from the NRC. Based on current NRC review schedules, the COL issuance is now expected no earlier than late 2015.

Ohio Regulation

In July 2012, the Ohio Commission approved East Ohio’s annual update of the UEX Rider, which reflects the elimination of accumulated unrecovered bad debt expense of approximately $1 million as of March 31, 2012, and recovery of prospective bad debt expense projected to total approximately $23 million for the 12-month period from April 2012 to March 2013.

In July 2012, the Ohio Commission approved East Ohio’s annual update of the PIPP Rider, which reflects the refund of an over-recovery of accumulated arrearages of approximately $70 million over the next two years and recovery of projected deferred program costs of approximately $104 million for the 12-month period from April 2012 to March 2013.

FERC Gas - Cove Point Rate Case

In May 2011, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective July 1, 2011. In June 2011, FERC accepted a July 1, 2011 effective date for all proposed rates but two, for which the effective date was suspended from July 1 to December 1, 2011. In April 2012, Cove Point filed a stipulation and agreement among Cove Point, FERC trial staff and the other active parties in the rate case resolving all issues set for hearing by FERC and establishing the mechanism for operational purchases of LNG. In July 2012, FERC issued an order approving the stipulation and agreement, including the settlement rates that are effective April 1, 2012, provided there are no requests for rehearing by August 9, 2012. Pursuant to the terms of the settlement, future operational purchases of LNG are not expected to affect Cove Point’s net results of operations. Cove Point and settling customers will be subject to a rate moratorium through December 31, 2016. Cove Point is required to file its next rate case in 2016 with rates to be effective January 1, 2017.

Note 12. Variable Interest Entities

As discussed in Note 16 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.2 billion as of June 30, 2012. Virginia Power paid $53 million and $52 million for electric capacity and $16 million and $26 million for electric energy to these entities in the three months ended June 30, 2012 and 2011, respectively. Virginia Power paid $108 million and $105 million for electric capacity and $35 million and $65 million for electric energy to these entities in the six months ended June 30, 2012 and 2011, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $77 million and $99 million for the three months ended June 30, 2012 and 2011, respectively, and $153 million and $192 million for the six months ended June 30, 2012 and 2011, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

See Note 16 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 for additional information about consolidated VIEs.

Note 13. Significant Financing Transactions

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

At June 30, 2012, Dominion’s commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$3,000	$1,530	$—	$1,470
Joint revolving credit facility(2)	500	—	36	464

Total	$3,500	$1,530	$36	$1,934

(1)	This credit facility has a maturity date of September 2016, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	This credit facility has a maturity date of September 2016, and can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

At June 30, 2012, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$1,000	$465	$—	$535
Joint revolving credit facility(2)	250	—	15	235

Total	$1,250	$465	$15	$770

(1)	This credit facility has a maturity date of September 2016, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	This credit facility has a maturity date of September 2016, and can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility with a maturity date of September 2016. This facility supports certain tax-exempt financings of Virginia Power.

Long-term Debt

In January 2012, Virginia Power issued $450 million of 2.95% senior notes that mature in 2022.

Convertible Securities

At June 30, 2012, Dominion had $82 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of June 30, 2012, the conversion rate has been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 29.1516 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $34.30.

The senior notes are eligible for conversion during any calendar quarter when the closing price of Dominion’s common stock was equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter. During the six months ended June 30, 2012, the senior notes were eligible for conversion and approximately $61 million of the notes were converted by holders. The senior notes are eligible for conversion during the third quarter of 2012.

Enhanced Junior Subordinated Notes

In February 2012, Dominion launched a tender offer to purchase up to $150 million of the September 2006 hybrids. In the first quarter of 2012, Dominion purchased and canceled approximately $86 million of the September 2006 hybrids primarily as a result of this tender offer, which expired on March 23, 2012. In the second quarter of 2012, Dominion purchased and canceled approximately $2 million of the September 2006 hybrids. All purchases were conducted in compliance with the RCC.

From time to time, Dominion may reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity and repurchases in the open market, in privately negotiated transactions, through additional tender offers or otherwise.

Note 14. Commitments and Contingencies

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in legal proceedings before various courts and are periodically subject to governmental examinations (including by regulatory authorities), inquiries and investigations. Certain legal proceedings and governmental examinations involve demands for unspecified amounts of damages, are in an initial procedural phase, involve uncertainty as to the outcome of pending appeals or motions, and/or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For matters for which the Companies cannot estimate a range of possible loss, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the litigation or investigative processes such that the Companies are able to estimate a range of possible loss. For legal proceedings and governmental examinations for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. Estimated ranges of loss are inclusive of legal fees and net of any anticipated insurance recoveries. This estimated range is based on currently available information and involves elements of judgment and significant uncertainties. This estimated range of possible loss may not represent the Companies’ maximum possible loss exposure. The circumstances of such legal proceedings and governmental examinations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations.

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

On December 21, 2011, the EPA issued MATS for coal and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance will be required by April 16, 2015, with certain limited exceptions. The Companies do not expect the future costs of compliance with this rule to have a material effect on results of operations, financial condition, and/or cash flows. Dominion continues to be governed by individual state mercury emission reduction regulations in Massachusetts and Illinois that are largely unaffected by this rule.

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

With respect to Dominion’s generation fleet, the cost to comply with the rule is not expected to be material. However, following numerous petitions by industry participants for review and motions for stay, the U.S. Court of Appeals for the D.C. Circuit issued a ruling in December 2011 to stay CSAPR pending judicial review. In February and June 2012, the EPA issued technical revisions to CSAPR that are not material to Dominion. Future outcomes of litigation and/or any additional action to further modify the rule could affect the assessment regarding cost of compliance. While the stay of CSAPR is in effect, the EPA will continue to administer CAIR.

In May 2012, the EPA issued final designations for the 75-ppb ozone air quality standard. Several Dominion electric generating facilities are located in areas impacted by this standard. As part of the standard, states will be required to develop and implement plans to address sources emitting pollutants which contribute to the formation of ozone. Until the states have developed implementation plans, Dominion is unable to predict whether or to what extent the new rules will ultimately require additional controls.

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

In October 2003, the EPA and the Massachusetts Department of Environmental Protection each issued new NPDES permits for Brayton Point. The new permits contained identical conditions that in effect require the installation of cooling towers to address concerns over the withdrawal and discharge of cooling water. As of the end of the second quarter of 2012, construction of the cooling towers was essentially complete. The total cost to install these cooling towers is approximately $570 million, with remaining expenditures of approximately $25 million.

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

Dominion has determined that it is associated with 17 former manufactured gas plant sites. Studies conducted by other utilities at their former manufactured gas plant sites have indicated that those sites contain coal tar and other potentially harmful materials. None of the 17 former sites with which Dominion is associated is under investigation by any state or federal environmental agency. At one of the former sites, Dominion is conducting a state-approved post closure groundwater monitoring program and an environmental land use restriction has been recorded. Another site has been accepted into a state-based voluntary remediation program. Dominion is currently evaluating the nature and extent of the contamination from this site as well as potential remedial options, but is not yet able to estimate the future remediation costs. Due to the uncertainty surrounding these sites, Dominion is unable to make an estimate of the potential financial statement impacts related to these sites.

Climate Change Legislation and Regulation

Massachusetts, Rhode Island and Connecticut, among other states, have joined RGGI, a multi-state effort to reduce CO2 emissions in the Northeast implemented through state specific regulations. Under the initiative, aggregate CO2 emissions from power plants in participating states are required to be stabilized at current levels from 2009 to 2015. Further reductions from current levels would be required to be phased in starting in 2016 such that by 2019 there would be a 10% reduction in participating state power plant CO2 emissions. During 2012, RGGI is undergoing a program review which could impact regulations and implementation of RGGI. The impact of this program review on Dominion’s fossil fired generation operations in RGGI states is unknown at this time, and Dominion is currently unable to make an estimate of the potential financial statement impacts related to these matters.

Three of Dominion’s facilities, Brayton Point, Salem Harbor and Manchester Street, are subject to RGGI. Beginning with calendar year 2009, RGGI requires that Dominion cover each ton of CO2 direct stack emissions from these facilities with either an allowance or an offset. The allowances can be purchased through auction or through a secondary market. Dominion has periodically participated in RGGI allowance auctions to date and has procured allowances to meet its estimated compliance requirements under RGGI’s current requirement for 2012 through 2013 and most of 2014, therefore Dominion does not expect compliance with RGGI to have a material impact on its results of operations or financial condition. During June 2011, a lawsuit was filed in New York seeking to retroactively rescind RGGI participation by that state. A percentage of Dominion’s RGGI allowances had been acquired from New York. The allocated value of these allowances totaled approximately $38 million, of which all have been expensed as consumed for RGGI Phase I compliance. In February 2012, Dominion surrendered these New York RGGI allowances for the RGGI Phase I compliance period and therefore does not expect any significant financial statement impacts from this lawsuit as it no longer holds allowances issued by the state of New York. In June 2012, a New York state court dismissed the lawsuit. An appeal was filed in July 2012.

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

In July 2011, an NRC task force provided initial recommendations based on its review of the Fukushima Daiichi accident and in October 2011 the NRC staff prioritized these recommendations into Tiers 1, 2 and 3, with the Tier 1 recommendations consisting of actions which the staff determined should be started without unnecessary delay. In December 2011, the NRC Commissioners approved the agency staff’s prioritization and recommendations; and that same month an appropriations act directed the NRC to require reevaluation of external hazards (not limited to seismic and flooding hazards) as soon as possible.

Based on the prioritized recommendations, in March 2012, the NRC issued orders and information requests requiring specific reviews and actions to all operating reactors, construction permit holders and combined license holders based on the lessons learned from the Fukushima Daiichi event. The orders applicable to Dominion require implementation of safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at plants, and enhancing spent fuel pool instrumentation. The orders require prompt implementation of the safety enhancements and completion of implementation within two refueling outages or by December 31, 2016, whichever comes first. The information requests issued by the NRC request each reactor to reevaluate the seismic and flooding hazards at their site using present-day methods and information, conduct walkdowns of their facilities to ensure protection against the hazards in their current design basis, and to reevaluate their emergency communications systems and staffing levels. Dominion and Virginia Power do not currently expect that compliance with the NRC’s March 2012 orders and information requests will materially impact their financial position, results of operations or cash flows during the approximately four-year implementation period. The NRC staff is evaluating the implementation of the longer term Tier 2 and Tier 3 recommendations. Dominion and Virginia Power are currently unable to estimate the potential financial impacts related to compliance with Tier 2 and Tier 3 recommendations.

Guarantees

Dominion

At June 30, 2012, Dominion had issued $86 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of June 30, 2012, Dominion’s exposure under these guarantees was $45 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At June 30, 2012, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$363	$363
Commodity transactions(3)	3,107	263
Nuclear obligations(4)	231	54
Other(5)	487	38

Total	$4,188	$718

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of June 30, 2012 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations.
(5)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Surety Bonds and Letters of Credit

As of June 30, 2012, Dominion had purchased $165 million of surety bonds, including $72 million at Virginia Power, and authorized the issuance of standby letters of credit by financial institutions of $36 million, including $15 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of the surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

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

Nuclear Operations

Spent Nuclear Fuel

Dominion and Virginia Power entered into contracts with the DOE for the disposal of spent nuclear fuel under provisions of the Nuclear Waste Policy Act of 1982. The DOE failed to begin accepting the spent fuel on January 31, 1998, the date provided by the Nuclear Waste Policy Act and by the Companies’ contracts with the DOE. The Companies have previously received damages award payments and settlement payments related to these contracts.

Dominion and Virginia Power are presently seeking to resolve additional claims for damages incurred at Surry, North Anna and Millstone after June 30, 2006, and additional claims for damages incurred at Kewaunee after December 31, 2008. In May 2012, Dominion made formal offers of settlement to the Authorized Representative of the Attorney General for resolution of claims incurred at Millstone for the period July 1, 2006 through December 31, 2010 and periodic payments after that date, and for resolution of claims incurred at Kewaunee for the period January 1, 2009 through December 31, 2010 and periodic payments after that date. These offers have not yet been formally accepted by the government, and will not be effective until such formal acceptance is received. Dominion believes it is probable that its offers will be accepted by the government. In June 2012, Dominion and Virginia Power filed lawsuits in the U.S. Court of Federal Claims for Millstone, Surry and North Anna against DOE requesting additional damages for the period July 1, 2006 through December 31, 2010.

Dominion recognizes receivables for certain spent nuclear fuel-related costs that it believes are probable of recovery from the DOE. At June 30, 2012, Dominion’s and Virginia Power’s receivables for spent nuclear fuel-related costs totaled $122 million and $88 million, respectively.

Dominion will continue to manage its spent fuel until it is accepted by the DOE.

Note 15. Credit Risk

Dominion’s and Virginia Power’s accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2011.

At June 30, 2012, Dominion’s gross credit exposure totaled $464 million. After the application of collateral, credit exposure was reduced to $424 million. Of this amount, investment grade counterparties, including those internally rated, represented 62%. Two counterparty exposures each represent 10% of Dominion’s total exposure and are rated investment grade. One is a large financial institution and one is a utility holding company. At June 30, 2012, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of June 30, 2012 and December 31, 2011, Dominion would have been required to post an additional $32 million and $88 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $5 million in collateral, including $3 million of letters of credit, at June 30, 2012 and $110 million in collateral, including $4 million of letters of credit, at December 31, 2011, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of June 30, 2012 and December 31, 2011 was $146 million and $259 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power were not material as of June 30, 2012 and December 31, 2011. See Note 8 for further information about derivative instruments.

Note 16. Related Party Transactions

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

DRS and affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power.

Presented below are significant transactions with DRS and other affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(millions)
Commodity purchases from affiliates	$78	$90	$156	$152
Services provided by affiliates	95	100	191	193

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power’s outstanding borrowings, net of repayments, under the Dominion money pool for its nonregulated subsidiaries totaled $187 million as of both June 30, 2012 and December 31, 2011. There were no short-term demand note borrowings from Dominion as of June 30, 2012 and December 31, 2011. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the three and six months ended June 30, 2012 and 2011, respectively.

Note 17. Employee Benefit Plans

The components of Dominion’s provision for net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
(millions)
Three Months Ended June 30,
Service cost	$29	$27	$11	$12
Interest cost	67	65	20	24
Expected return on plan assets	(107)	(111)	(20)	(19)
Amortization of prior service cost (credit)	1	1	(3)	(4)
Amortization of net loss	33	24	1	3
Settlements and curtailments	—	—	—	(1)

Net periodic benefit cost	$23	$6	$9	$15

Six Months Ended June 30,
Service cost	$58	$54	$22	$24
Interest cost	134	129	40	47
Expected return on plan assets	(215)	(221)	(41)	(39)
Amortization of prior service cost (credit)	2	2	(6)	(7)
Amortization of net loss	66	48	3	6
Settlements and curtailments	—	—	—	(1)

Net periodic benefit cost	$45	$12	$18	$30

Employer Contributions

During the six months ended June 30, 2012, Dominion made no contributions to its defined benefit pension plans or OPEB plans. Dominion expects to contribute approximately $16 million to its OPEB plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2012.

49

Note 18. Operating Segments

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

In the six months ended June 30, 2012, Dominion reported an after-tax net expense of $71 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments. In the six months ended June 30, 2011, Dominion reported after-tax net expenses of $44 million for specific items in the Corporate and Other segment, with $36 million of these net expenses attributable to its operating segments.

The net expenses for specific items in 2012 primarily related to the impact of the following items:

•	A $74 million ($45 million after-tax) charge reflecting restoration costs associated with damage caused by late June summer storms, attributable to DVP;

•

A $30 million ($17 million after-tax) loss from discontinued operations of State Line and Salem Harbor for which agreements to sell were executed in the second quarter of 2012, attributable to Dominion Generation; and

•

A $23 million ($16 million after-tax) loss from operations of Kewaunee, attributable to Dominion Generation. Kewaunee’s results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision in the first quarter of 2011 to pursue the sale of Kewaunee.

The net expenses for specific items in 2011 primarily related to the impact of the following items:

•

A $39 million ($30 million after-tax) loss from discontinued operations of State Line and Salem Harbor for which agreements to sell were executed in the second quarter of 2012, attributable to Dominion Generation; and

•

A $37 million ($20 million after-tax) loss from the operations of Kewaunee, attributable to Dominion Generation. Kewaunee’s results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision in the first quarter of 2011 to pursue the sale of Kewaunee.

The Corporate and Other Segment of Virginia Power primarily includes certain specific items that are not included in profit measures evaluated by executive management in assessing segment performance or allocating resources among the segments. In the six months ended June 30, 2012, Virginia Power reported an after-tax expense of $44 million for specific items attributable to its operating segments in the Corporate and Other segment. In the six months ended June 30, 2011, Virginia Power reported after-tax net expenses of $5 million for specific items attributable to its operating segments in the Corporate and Other segment.

The net expenses for specific items in 2012 primarily related to the impact of a $74 million ($45 million after-tax) charge reflecting restoration costs associated with damage caused by late June summer storms, attributable to DVP.

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation(1)	Dominion Energy	Corporate and Other(1)	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended June 30,
2012
Total revenue from external customers	$806	$1,604	$371	$33	$239	$3,053
Intersegment revenue	13	89	220	146	(468)	—

Total operating revenue	819	1,693	591	179	(229)	3,053
Loss from discontinued operations	—	—	—	(18)	—	(18)
Net income (loss) attributable to Dominion	143	152	109	(146)	—	258

2011
Total revenue from external customers	$828	$1,707	$379	$37	$337	$3,288
Intersegment revenue	18	87	294	151	(550)	—

Total operating revenue	846	1,794	673	188	(213)	3,288
Loss from discontinued operations	—	—	—	(5)	—	(5)
Net income (loss) attributable to Dominion	115	188	104	(71)	—	336

Six Months Ended June 30,
2012
Total revenue from external customers	$1,737	$3,249	$987	$72	$470	$6,515
Intersegment revenue	75	165	420	295	(955)	—

Total operating revenue	1,812	3,414	1,407	367	(485)	6,515
Loss from discontinued operations	—	—	—	(17)	—	(17)
Net income (loss) attributable to Dominion	309	374	258	(189)	—	752

2011
Total revenue from external customers	$1,879	$3,495	$1,213	$74	$610	$7,271
Intersegment revenue	113	157	502	294	(1,066)	—

Total operating revenue	1,992	3,652	1,715	368	(456)	7,271
Loss from discontinued operations	—	—	—	(30)	—	(30)
Net income (loss) attributable to Dominion	264	472	273	(194)	—	815

(1)	Dominion’s segment information for the six months ended June 30, 2012 and the three and six months ended June 30, 2011 has been recast to reflect Salem Harbor and State Line as discontinued operations, as discussed in Note 3.

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended June 30,
2012
Operating revenue	$449	$1,307	$—	$1,756
Net income (loss)	100	118	(46)	172

2011
Operating revenue	$430	$1,328	$(1)	$1,757
Net income (loss)	102	144	(5)	241

Six Months Ended June 30,
2012
Operating revenue	$908	$2,602	$—	$3,510
Net income (loss)	207	251	(43)	415

2011
Operating revenue	$883	$2,632	$(1)	$3,514
Net income (loss)	215	309	(5)	519

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

•	Unplanned outages of the Companies’ facilities;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s earnings and Dominion’s and Virginia Power’s liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Price risk due to investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion;

•	Fluctuations in interest rates;

•	Changes in federal and state tax laws and regulations;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	The risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Asset portfolio reviews and resulting decisions to acquire or divest assets; and receipt of approvals for, and timing of, closing dates for these or other transactions;

•	Changes in rules for RTOs and ISOs in which Dominion and Virginia Power participate, including changes in rate designs and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Industrial, commercial and residential growth or decline in the Companies’ service areas and changes in customer growth or usage patterns, including as a result of energy conservation programs;

•

Additional competition in the electric industry, including in electric markets in which Dominion’s merchant generation facilities operate, and potential competition in the construction and ownership of electric transmission facilities in Virginia Power’s service territory, in connection with recent FERC orders;

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

Accounting Matters

Critical Accounting Policies and Estimates

As of June 30, 2012, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2012	2011	$ Change
(millions, except EPS)
Second Quarter
Net income attributable to Dominion	$258	$336	$(78)
Diluted EPS	0.45	0.58	(0.13)
Year-To-Date
Net income attributable to Dominion	$752	$815	$(63)
Diluted EPS	1.31	1.41	(0.10)

Overview

Second Quarter 2012 vs. 2011

Net income attributable to Dominion decreased by 23%. Unfavorable drivers include the restoration costs associated with damage caused by late June 2012 summer storms and the impact of less favorable weather on Dominion’s electric utility operations.

Year-To-Date 2012 vs. 2011

Net income attributable to Dominion decreased by 8%. Unfavorable drivers include the restoration costs associated with damage caused by late June 2012 summer storms, the impact of less favorable weather on Dominion’s electric utility operations and lower margins from merchant generation operations, partially offset by lower operations and maintenance expenses.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	Second Quarter			Year-To-Date
	2012	2011	$ Change	2012	2011	$ Change
(millions)
Operating revenue	$3,053	$3,288	$(235)	$6,515	$7,271	$(756)
Electric fuel and other energy-related purchases	906	957	(51)	1,841	1,978	(137)
Purchased electric capacity	98	116	(18)	211	235	(24)
Purchased gas	215	365	(150)	627	1,007	(380)

Net revenue	1,834	1,850	(16)	3,836	4,051	(215)

Other operations and maintenance	782	739	43	1,415	1,528	(113)
Depreciation, depletion and amortization	289	255	34	576	515	61
Other taxes	146	123	23	315	282	33
Other income	44	39	5	118	96	22
Interest and related charges	224	216	8	452	442	10
Income tax expense	154	211	(57)	413	527	(114)
Loss from discontinued operations	(18)	(5)	(13)	(17)	(30)	13

An analysis of Dominion’s results of operations follows:

Second Quarter 2012 vs. 2011

Net revenue decreased 1%, primarily reflecting:

•	A $42 million decrease from merchant generation operations primarily due to a decrease in realized prices at certain fossil generation facilities;

•	An $11 million decrease from regulated natural gas distribution operations primarily reflecting decreased rider revenue related to low income assistance programs;

•	An $8 million decrease from regulated natural gas transmission operations; and

•	A $1 million decrease from electric utility operations primarily reflecting:

•	The impact ($47 million) of a decrease in sales to retail customers primarily due to a decrease in cooling degree days; and

•	A decrease in ancillary revenues received from PJM ($18 million), largely reflecting milder weather and lower commodity prices; partially offset by

•	An increase in rate adjustment clause revenue ($37 million);

•	A decrease in net capacity expenses ($15 million); and

•	The impact of various other immaterial items ($12 million).

These decreases were partially offset by:

•	A $50 million increase in retail energy marketing activities primarily due to price risk management activities.

Other operations and maintenance increased 6%, primarily reflecting:

•	A $64 million increase in storm damage and service restoration costs primarily due to the damage caused by late June summer storms in 2012; and

•	A $22 million increase in certain electric transmission-related expenditures. These expenses are recovered through FERC rates.

These increases were partially offset by:

•	A $29 million decrease attributable to increased deferrals for construction activities related to regulated operations;

•	A $15 million decrease in rent expense due to the consolidation of Fairless in October 2011; and

•

An $11 million decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These expenses are recovered through rates and do not impact net income.

Depreciation, depletion and amortization increased 13%, primarily due to property additions.

Other taxes increased 19%, primarily reflecting the Connecticut electric generation tax enacted in the second half of 2011 ($11 million) and additional property tax due to increased investments ($6 million).

Income tax expense decreased 27%, primarily reflecting lower pre-tax income in 2012.

Year-To-Date 2012 vs. 2011

Net revenue decreased 5%, primarily reflecting:

•	A $132 million decrease from regulated natural gas distribution operations primarily reflecting decreased rider revenue ($110 million) related to low income assistance programs;

•

A $97 million decrease from merchant generation operations primarily reflecting a decline at certain nuclear generation facilities ($51 million) largely due to a decrease in realized prices and a decline at certain fossil generation facilities ($46 million) largely due to a decrease in realized prices ($30 million) and lower generation ($16 million);

•

A $23 million decrease in producer services primarily related to lower physical margins partially offset by favorable price changes on economic hedging positions, all associated with natural gas aggregation, marketing and trading activities; and

•	A $20 million decrease from electric utility operations primarily reflecting:

•

The impact ($88 million) of a decrease in sales to retail customers primarily due to a decrease in cooling and heating degree days ($144 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($56 million); and

•	A decrease in ancillary revenues received from PJM ($22 million), largely reflecting milder weather and lower commodity prices; partially offset by

•	An increase in rate adjustment clause revenue ($59 million);

•	A decrease in net capacity expenses ($24 million); and

•	The impact of various other immaterial items ($7 million).

These decreases were partially offset by:

•	A $79 million increase in retail energy marketing activities primarily due to price risk management activities.

Other operations and maintenance decreased 7%, primarily reflecting:

•

A $110 million decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These expenses are recovered through rates and do not impact net income;

•	A $49 million decrease attributable to increased deferrals for construction activities related to regulated operations;

•	A $30 million decrease in salaries, wages and benefits; and

•	A $30 million decrease in rent expense due to the consolidation of Fairless in October 2011.

These decreases were partially offset by:

•	A $55 million increase in storm damage and service restoration costs primarily due to the damage caused by late June summer storms in 2012; and

•	A $35 million increase in certain electric transmission-related expenditures. These expenses are recovered through FERC rates.

Depreciation, depletion and amortization increased 12%, primarily due to property additions.

Other taxes increased 12%, primarily reflecting the Connecticut electric generation tax enacted in the second half of 2011 ($22 million) and additional property tax due to increased investments ($12 million).

Other income increased 23%, primarily due to higher realized gains (including investment income) on nuclear decommissioning trust funds ($8 million), an increase in the equity component of AFUDC ($5 million) and an increase in earnings from equity method investments ($5 million).

Income tax expense decreased 22%, primarily reflecting lower pre-tax income and a lower effective income tax rate in 2012.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
Second Quarter	2012	2011	$ Change	2012	2011	$ Change
(millions, except EPS)
DVP	$143	$115	$28	$0.25	$0.20	$0.05
Dominion Generation	152	188	(36)	0.27	0.33	(0.06)
Dominion Energy	109	104	5	0.19	0.18	0.01

Primary operating segments	404	407	(3)	0.71	0.71	—
Corporate and Other	(146)	(71)	(75)	(0.26)	(0.13)	(0.13)

Consolidated	$258	$336	$(78)	$0.45	$0.58	$(0.13)

Year-To-Date
DVP	$309	$264	$45	$0.54	$0.46	$0.08
Dominion Generation	374	472	(98)	0.66	0.82	(0.16)
Dominion Energy	258	273	(15)	0.45	0.47	(0.02)

Primary operating segments	941	1,009	(68)	1.65	1.75	(0.10)
Corporate and Other	(189)	(194)	5	(0.34)	(0.34)	—

Consolidated	$752	$815	$(63)	$1.31	$1.41	$(0.10)

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Second Quarter			Year-To-Date
	2012	2011	% Change	2012	2011	% Change
Electricity delivered (million MWh)	19.1	19.9	(4)%	38.7	40.8	(5)%
Degree days (electric distribution service area):

Cooling	510	630	(19)	536	631	(15)
Heating	230	222	4	1,702	2,290	(26)
Average electric distribution customer accounts (thousands)(1)	2,452	2,435	1	2,450	2,435	1
Average retail energy marketing customer accounts (thousands)(1)	2,134	2,164	(1)	2,128	2,144	(1)

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Second Quarter 2012 vs. 2011 Increase (Decrease)		Year-To-Date 2012 vs. 2011 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(10)	$(0.02)	$(28)	$(0.05)
Other	6	0.01	12	0.02
FERC transmission equity return	3	0.01	12	0.02
Retail energy marketing operations	31	0.05	51	0.08
Storm damage and service restoration(1)	6	0.01	11	0.02
Other	(8)	(0.01)	(13)	(0.02)
Share accretion	—	—	—	0.01

Change in net income contribution	$28	$0.05	$45	$0.08

(1)	Excludes restoration costs associated with damage caused by late June 2012 summer storms reflected in the Corporate and Other segment.

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Second Quarter			Year-To-Date
	2012	2011	% Change	2012	2011	% Change
Electricity supplied (million MWh):
Utility	19.1	19.9	(4)%	38.7	40.8	(5)%
Merchant(1)	9.5	10.7	(11)	20.5	21.9	(6)
Degree days (electric utility service area):
Cooling	510	630	(19)	536	631	(15)
Heating	230	222	4	1,702	2,290	(26)

(1)	Includes 0.8 and 2.7 million MWh for the quarter and year-to-date periods ended June 30, 2012, respectively, and 2.0 and 3.9 million MWh for the quarter and year-to-date periods ended June 30, 2011, respectively, related to Kewaunee, State Line and Salem Harbor.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Second Quarter 2012 vs. 2011 Increase (Decrease)		Year-To-Date 2012 vs. 2011 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)

Merchant generation margin	$(31)	$(0.05)	$(76)	$(0.13)
Regulated electric sales:
Weather	(22)	(0.04)	(59)	(0.11)
Other	—	—	15	0.03
PJM ancillary services	(11)	(0.02)	(25)	(0.04)
Net capacity expenses	9	0.02	15	0.03
Outage costs	21	0.03	16	0.03
Other O&M expenses	7	0.01	24	0.04
Other	(9)	(0.02)	(8)	(0.01)
Share accretion	—	0.01	—	—

Change in net income contribution	$(36)	$(0.06)	$(98)	$(0.16)

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	Second Quarter			Year-To-Date
	2012	2011	% Change	2012	2011	% Change
Gas distribution throughput (bcf):
Sales	3	4	(25)%	15	20	(25)%
Transportation	47	45	4	145	155	(6)
Heating degree days (gas distribution service area)	579	613	(6)	2,888	3,756	(23)
Average gas distribution customer accounts (thousands)(1):
Sales	243	249	(2)	251	254	(1)
Transportation	1,054	1,051	—	1,050	1,051	—

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Second Quarter 2012 vs. 2011 Increase (Decrease)		Year-To-Date 2012 vs. 2011 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$—	$—	$(7)	$(0.01)
Producer services margin	(1)	—	(15)	(0.02)
Gas transmission margin	(6)	(0.01)	(6)	(0.01)
Other O&M expenses	10	0.02	12	0.02
Other	2	—	1	—

Change in net income contribution	$5	$0.01	$(15)	$(0.02)

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Second Quarter			Year-To-Date
	2012	2011	$ Change	2012	2011	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(79)	$4	$(83)	$(71)	$(36)	$(35)
Specific items attributable to corporate operations	—	—	—	—	(8)	8

Total specific items	(79)	4	(83)	(71)	(44)	(27)
Other corporate operations	(67)	(75)	8	(118)	(150)	32

Total net benefit (expense)	$(146)	$(71)	$(75)	$(189)	$(194)	$5
EPS impact	$(0.26)	$(0.13)	$(0.13)	$(0.34)	$(0.34)	$—

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 18 to the Consolidated Financial Statements in this report for discussion of these items.

Other Corporate Operations

Year-To-Date 2012 vs. 2011

Net expenses decreased primarily due to lower state income tax expense and lower net interest expense.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Second Quarter			Year-To-Date
	2012	2011	$ Change	2012	2011	$ Change
(millions)
Net income	$172	$241	$(69)	$415	$519	$(104)

Overview

Second Quarter 2012 vs. 2011

Net income decreased by 29%. Unfavorable drivers include the impact of less favorable weather and the restoration costs associated with damage caused by late June 2012 summer storms.

Year-To-Date 2012 vs. 2011

Net income decreased by 20%. Unfavorable drivers include the impact of less favorable weather and the restoration costs associated with damage caused by late June 2012 summer storms, partially offset by the impact of rate adjustment clauses and favorable economic conditions on customer usage and other factors.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Second Quarter			Year-To-Date
	2012	2011	$ Change	2012	2011	$ Change
(millions)
Operating revenue	$1,756	$1,757	$(1)	$3,510	$3,514	$(4)
Electric fuel and other energy-related purchases	602	583	19	1,216	1,176	40
Purchased electric capacity	97	116	(19)	210	234	(24)

Net revenue	1,057	1,058	(1)	2,084	2,104	(20)

Other operations and maintenance	442	356	86	748	658	90
Depreciation and amortization	188	175	13	376	349	27
Other taxes	66	56	10	131	115	16
Other income	17	10	7	40	39	1
Interest and related charges	100	84	16	200	176	24
Income tax expense	106	156	(50)	254	326	(72)

An analysis of Virginia Power’s results of operations follows:

Second Quarter 2012 vs. 2011

Net revenue decreased $1 million, primarily reflecting:

•	The impact ($47 million) of a decrease in sales to retail customers primarily due to a decrease in cooling degree days; and

•	A decrease in ancillary revenues received from PJM ($18 million), largely reflecting milder weather and lower commodity prices; partially offset by

•	An increase in rate adjustment clause revenue ($37 million);

•	A decrease in net capacity expenses ($15 million); and

•	The impact of various other immaterial items ($12 million).

Other operations and maintenance increased 24%, primarily reflecting:

•	A $64 million increase in storm damage and service restoration costs primarily due to the damage caused by late June summer storms in 2012;

•	A $22 million increase in certain electric transmission-related expenditures. These expenses are recovered through FERC rates; and

•	An $18 million increase in planned outage costs due to an increase in scheduled outage days at certain generation facilities.

These increases were partially offset by:

•	A $16 million decrease attributable to increased deferrals for construction activities related to regulated operations.

Interest and related charges increased 19%, primarily due to the absence of an interest benefit in 2011 relating to resolutions with taxing authorities ($11 million) and an increase related to unfavorable changes on interest rate derivatives ($5 million).

Income tax expense decreased 32%, primarily reflecting lower pre-tax income in 2012.

Year-To-Date 2012 vs. 2011

Net revenue decreased $20 million, primarily reflecting:

•

The impact ($88 million) of a decrease in sales to retail customers primarily due to a decrease in cooling and heating degree days ($144 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($56 million); and

•	A decrease in ancillary revenues received from PJM ($22 million), largely reflecting milder weather and lower commodity prices; partially offset by

•	An increase in rate adjustment clause revenue ($59 million);

•	A decrease in net capacity expenses ($24 million); and

•	The impact of various other immaterial items ($7 million).

Other operations and maintenance increased 14%, primarily reflecting:

•	A $55 million increase in storm damage and service restoration costs primarily due to the damage caused by late June summer storms in 2012;

•	A $35 million increase in certain electric transmission-related expenditures. These expenses are recovered through FERC rates; and

•	A $29 million increase in planned outage costs due to an increase in scheduled outage days at certain nuclear generation facilities.

These increases were partially offset by:

•	A $30 million decrease attributable to increased deferrals for construction activities related to regulated operations.

Other taxes increased 14%, primarily reflecting higher use taxes ($9 million) and additional property tax due to increased investments and higher rates ($5 million).

Interest and related charges increased 14%, primarily due to the absence of an interest benefit in 2011 relating to resolutions with taxing authorities ($11 million), an increase in interest expense associated with the January 2012 senior note issuance ($6 million) and an increase related to unfavorable changes on interest rate derivatives ($4 million).

Income tax expense decreased 22%, primarily reflecting lower pre-tax income in 2012.

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	Second Quarter			Year-To-Date
	2012	2011	$ Change	2012	2011	$ Change
(millions)
DVP	$100	$102	$(2)	$207	$215	$(8)
Dominion Generation	118	144	(26)	251	309	(58)

Primary operating segments	218	246	(28)	458	524	(66)
Corporate and Other	(46)	(5)	(41)	(43)	(5)	(38)

Consolidated	$172	$241	$(69)	$415	$519	$(104)

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	Second Quarter			Year-To-Date
	2012	2011	% Change	2012	2011	% Change
Electricity delivered (million MWh)	19.1	19.9	(4)%	38.7	40.8	(5)%
Degree days (electric distribution service area):
Cooling	510	630	(19)	536	631	(15)
Heating	230	222	4	1,702	2,290	(26)
Average electric distribution customer accounts (thousands)(1)	2,452	2,435	1	2,450	2,435	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s DVP segment’s net income contribution:

	Second Quarter 2012 vs. 2011 Increase (Decrease)	Year-To-Date 2012 vs. 2011 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(10)	$(28)
Other	6	12
FERC transmission equity return	3	12
Storm damage and service restoration(1)	6	11
Other	(7)	(15)

Change in net income contribution	$(2)	$(8)

(1)	Excludes restoration costs associated with damage caused by late June 2012 summer storms reflected in the Corporate and Other segment.

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	Second Quarter			Year-To-Date
	2012	2011	% Change	2012	2011	% Change
Electricity supplied (million MWh):	19.1	19.9	(4)%	38.7	40.8	(5)%
Degree days (electric utility service area):
Cooling	510	630	(19)	536	631	(15)
Heating	230	222	4	1,702	2,290	(26)

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s Dominion Generation segment’s net income contribution:

	Second Quarter 2012 vs. 2011 Increase (Decrease)	Year-To-Date 2012 vs. 2011 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(22)	$(59)
Other	—	15
PJM ancillary services	(11)	(25)
Net capacity expenses	9	15
Outage costs	(11)	(18)
Other O&M expenses	8	19
Other	1	(5)

Change in net income contribution	$(26)	$(58)

Corporate and Other

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 18 to the Consolidated Financial Statements in this report for discussion of these items.

Liquidity and Capital Resources

Dominion and Virginia Power depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At June 30, 2012, Dominion had $1.9 billion of unused capacity under its credit facilities, including $770 million of unused capacity under joint credit facilities available to Virginia Power.

The sales of Salem Harbor and State Line, which were classified as discontinued operations in the second quarter of 2012, are not expected to negatively impact Dominion’s liquidity. Two of the four units at Salem Harbor were retired on December 31, 2011, with the remaining two units to be retired on June 1, 2014. State Line was retired in March 2012.

A summary of Dominion’s cash flows is presented below:

	2012	2011
(millions)
Cash and cash equivalents at January 1	$102	$62
Cash flows provided by (used in):
Operating activities	2,398	1,287
Investing activities	(1,864)	(1,535)
Financing activities	(474)	266

Net increase in cash and cash equivalents	60	18

Cash and cash equivalents at June 30	$162	$80

A summary of Virginia Power’s cash flows is presented below:

	2012	2011
(millions)
Cash and cash equivalents at January 1	$29	$5
Cash flows provided by (used in):
Operating activities	1,351	837
Investing activities	(1,084)	(973)
Financing activities	(269)	184

Net increase (decrease) in cash and cash equivalents	(2)	48

Cash and cash equivalents at June 30	$27	$53

Operating Cash Flows

Net cash provided by Dominion’s operating activities increased by $1.1 billion, primarily due to higher deferred fuel cost recoveries in its Virginia jurisdiction, lower margin collateral requirements, lower state income tax payments and changes in other working capital items, partially offset by lower merchant generation margins and the impact of less favorable weather.

Net cash provided by Virginia Power’s operating activities increased by $514 million, primarily due to higher deferred fuel cost recoveries in its Virginia jurisdiction and net changes in other working capital items. The increase was partially offset by higher income tax payments and the impact of less favorable weather.

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

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of June 30, 2012 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$266	$22	$244
Non-investment grade(2)	101	18	83
No external ratings:
Internally rated – investment grade(3)	19	—	19
Internally rated – non-investment grade(4)	78	—	78

Total	$464	$40	$424

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 39% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 13% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 4% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 9% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. At June 30, 2012, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased by $329 million, primarily due to higher capital expenditures, mainly related to investments in growth projects.

Net cash used in Virginia Power’s investing activities increased by $111 million, primarily due to higher capital expenditures and lower restricted cash reimbursements for the purpose of funding certain qualifying construction projects.

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

For the six months ended June 30, 2012, net cash used in Dominion’s financing activities was $474 million as compared to net cash provided by financing activities of $266 million in 2011, primarily due to net debt repayments in 2012 as compared to net debt issuances in 2011 as a result of higher cash inflow from operations, partially offset by the absence of the repurchase of common stock recorded in 2011.

For the six months ended June 30, 2012, net cash used in Virginia Power’s financing activities was $269 million as compared to net cash provided by financing activities of $184 million in 2011, primarily due to lower net debt issuances.

See Note 13 to the Consolidated Financial Statements in this report for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of June 30, 2012, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. As of June 30, 2012, there have been no material changes to debt covenants, nor any events of default under the Companies’ debt covenants.

Virginia Power Mortgage Supplement

Substantially all of Virginia Power’s property is subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding as of June 30, 2012; however, by leaving the indenture open, Virginia Power expects to retain the flexibility to issue mortgage bonds in the future. In July 2012, Virginia Power entered into a supplement to the indenture in order to amend various of its terms and conditions and to incorporate certain new provisions. The supplement reduces Virginia Power’s overall compliance responsibilities associated with the indenture by limiting the maximum principal amount of bonds that may be outstanding under the indenture to $10 million unless otherwise provided in a further supplement, and by modifying or eliminating altogether certain compliance requirements while there are no bonds outstanding. The supplement also provides Virginia Power with flexibility to determine when or if certain newly or recently acquired properties will be pledged as collateral under the indenture. A copy of the Ninety-Second Supplemental Indenture is attached hereto as Exhibit 4.1.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of June 30, 2012, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Off-Balance Sheet Arrangements

As of June 30, 2012, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2011.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s and Virginia Power’s Consolidated Financial Statements that may impact the Companies’ future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in Item 7. MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 and Future Issues and Other Matters in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, Note 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and Note 14 to the Consolidated Financial Statements in this report for additional information on various environmental matters.

Air

In June 2012, the EPA issued a proposed rule that would set a more stringent annual air quality standard for fine particulate matter. The EPA is expected to issue a final rule in December 2012 and complete final air quality designations by December 2014. States will have until 2020 to meet the revised standard. The extent to which a revised particulate matter standard will impact Dominion is uncertain at this time, but is not expected to be material.

Water

In July 2012, the EPA announced a delay from July 2012 to June 2013 of its impending rulemaking related to CWA Section 316(b) which seeks to establish a uniform national standard for impingement, but forgoes the creation of a single technology standard for entrainment. Dominion and Virginia Power cannot estimate the need or potential for entrainment controls under the proposed rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. However, the impacts of this proposed rule may be material to results of operations, financial condition, and/or cash flows.

Regulatory Matters

See Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, Note 9 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and Note 11 to the Consolidated Financial Statements in this report for additional information on various regulatory matters.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, Notes 9 and 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and Notes 11 and 14 to the Consolidated Financial Statements in this report for additional information on various legal matters.

Dodd-Frank Act

The Dodd-Frank Act was enacted into law in July 2010 in an effort to improve regulation of financial markets. The Dodd-Frank Act includes provisions that will require certain over-the-counter derivatives, or swaps, to be centrally cleared and executed through an exchange or other approved trading platform. Non-financial entities that use swaps to hedge or mitigate commercial risk, often referred to as end users, can choose to exempt their hedging transactions from these clearing and exchange trading requirements. Final rules for the over-the-counter derivative-related provisions of the Dodd-Frank Act will continue to be established through the ongoing rulemaking process of the applicable regulators. In June 2011, both the CFTC and the SEC confirmed that they would not complete the required rulemakings by the July 2011 deadline under the Dodd-Frank Act. Each agency has granted temporary relief from most derivative-related provisions of the Dodd-Frank Act until the effective date of the applicable rules. Currently, the CFTC’s temporary relief would expire no later than December 31, 2012. If, as a result of the rulemaking process, Dominion’s or Virginia Power’s derivative activities are not exempted from the clearing, exchange trading or margin requirements, the Companies could be subject to higher costs, including from higher margin requirements, for their derivative activities. In addition, implementation of, and compliance with, the over-the-counter derivative provisions of the Dodd-Frank Act by the Companies’ swap counterparties could result in increased costs related to the Companies’ derivative activities. While new rules implementing part of the Dodd-Frank Act were recently issued, the Companies are still evaluating the impact of these rules. Due to the ongoing rulemaking process, the Companies are currently unable to assess the potential impact of the Dodd-Frank Act’s derivative-related provisions on their financial condition, results of operations or cash flows.

Cove Point Export Project

Dominion is pursuing a liquefaction project at Cove Point, which would enable the facility to liquefy domestically-produced natural gas and export it as LNG. The planned capacity is approximately 750 million cubic feet per day on the inlet and approximately 4.5 to 5 million metric tons per annum on the outlet. In March 2012, Cove Point entered into precedent agreements with two major companies, one of which is Sumitomo Corporation, pursuant to which Cove Point would provide liquefaction, storage and loading services but would not own or directly export the LNG. In June 2012, Dominion and the two companies amended the respective precedent agreements to extend negotiations for the definitive terminal service agreements, which Cove Point expects to complete by the end of this year. In May 2012, in response to claims by the Sierra Club, Cove Point filed a complaint for declaratory judgment to confirm its right to construct the project. A hearing on the matter is set for October 2012.

Subject to a final decision on pursuing the project, execution of binding terminal service agreements, receipt of regulatory and other approvals, and successful completion of engineering studies, construction of liquefaction facilities could begin in 2014 with an in-service date in 2017.

Moving Ahead for Progress in the 21st Century Act

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. This Act includes a provision that increases the interest rates used to determine plan sponsors’ pension contributions for required funding purposes. Although the Internal Revenue Service has not yet released the new interest rates, Dominion expects the new rates will reduce required pension contributions for 2013 through 2015. Dominion believes that required pension contributions will rise subsequent to 2015, resulting in little net impact to cumulative required contributions over a 10-year period.

Electric Transmission Projects

In June 2012, Virginia Power requested Virginia Commission approval of the Surry-to-Skiffes Creek line and Skiffes Creek-to-Whealton line. The proposed project is estimated to cost approximately $151 million. Subject to the receipt of applicable state and federal regulatory approvals, the Surry-to-Skiffes Creek line and Skiffes Creek-to-Whealton line are expected to be completed by May 2015.

Virginia Power also presented for the Virginia Commission’s consideration an approximately 37-mile alternate route for the 500-kV line from Virginia Power’s existing Chickahominy Substation to the proposed Skiffes Creek Switching Station. The alternate route combined with the Skiffes Creek-to-Whealton line is estimated to cost approximately $213 million.

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $175 million and $179 million as of June 30, 2012 and December 31, 2011, respectively. A hypothetical 10% unfavorable change in commodity prices of Dominion’s commodity-based financial derivative instruments held for trading purposes would have resulted in a decrease in fair value of approximately $9 million and $8 million as of June 30, 2012 and December 31, 2011, respectively.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of June 30, 2012 or December 31, 2011.

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

Interest Rate Risk

Dominion and Virginia Power manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in annual earnings at June 30, 2012 or December 31, 2011.

Additionally, Dominion and Virginia Power may use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of June 30, 2012, Dominion and Virginia Power had $3.0 billion and $1.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $46 million and $21 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at June 30, 2012.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $67 million, $50 million and $54 million for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $121 million, $98 million and $52 million for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $27 million, $16 million and $24 million for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $52 million, $43 million, and $25 million for the six months ended June 30, 2012 and 2011 and for the year ended December 31, 2011, respectively.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and Virginia Power are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Companies, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Companies and their subsidiaries are involved in various legal proceedings. There have been no material changes to the legal proceedings reported in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011. See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party:

•	Notes 14 and 23 to the Consolidated Financial Statements and Future Issues in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011.

•	Notes 9 and 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

•	Notes 11 and 14 to the Consolidated Financial Statements in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
4/1/12-4/30/12	104,409	$51.21	—	19,629,059 shares/ $1.18 billion
5/1/12-5/31/12	3,329	52.44	—	19,629,059 shares/ $1.18 billion
6/1/12-6/30/12	—	—	—	19,629,059 shares/ $1.18 billion

Total	107,738	$51.25	—	19,629,059 shares/ $1.18 billion

(1)	In April and May 2012, 104,409 shares and 3,329 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted and goal-based stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q for the quarter ended March 30, 2011 filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 13, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by Fifty-Eight Supplemental Indentures (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255); Ninety-Second Supplemental Indenture, dated as of July 1, 2012 (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statement (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on filed on August 1, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X

^	This exhibit will not be deemed “filed” by Virginia Electric and Power Company for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Virginia Electric and Power Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

August 1, 2012	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting and Controller (Chief Accounting Officer)

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

August 1, 2012	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q for the quarter ended March 30, 2011 filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 13, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by Fifty-Eight Supplemental Indentures (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255); Ninety-Second Supplemental Indenture, dated as of July 1, 2012 (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statement (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on filed on August 1, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X

^	This exhibit will not be deemed “filed” by Virginia Electric and Power Company for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Virginia Electric and Power Company specifically incorporates it by reference.