Form 10-Q
period 2012-09-30
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2012-10-25
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At September 30, 2012, the latest practicable date for determination, Dominion Resources, Inc. had 574,609,995 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representations as to the information relating to Dominion Resources, Inc.’s other operations.

COMBINED INDEX

GLOSSARY OF TERMS

The following abbreviations or acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym	Definition
AFUDC	Allowance for funds used during construction

AOCI	Accumulated other comprehensive income (loss)

ARO	Asset retirement obligation

ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA

ATEX line	Appalachia to Texas Express ethane line

bcf	Billion cubic feet

Biennial Review Order	Order issued by the Virginia Commission in November 2011 concluding the 2009 - 2010 biennial review of Virginia Power’s base rates, terms and conditions

BOD	Board of Directors

Brayton Point	Brayton Point power station

Bremo	Bremo power station

CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980

CFO	Chief Financial Officer

CFTC	Commodity Futures Trading Commission

CO2	Carbon dioxide

Companies	Dominion and Virginia Power, collectively

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Cove Point	Dominion Cove Point LNG, LP

CSAPR	Cross State Air Pollution Rule

CWA	Clean Water Act

DEI	Dominion Energy, Inc.

DOE	Department of Energy

Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

DRS	Dominion Resources Services, Inc.

DSM	Demand-side management

Dth	Dekatherm

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

Elwood	Elwood power station

Enterprise	Enterprise Products Partners, L.P.

EPA	Environmental Protection Agency

EPS	Earnings per share

ERM	Enterprise Risk Management

Fairless	Fairless power station

FCM	Futures Commission Merchant

FERC	Federal Energy Regulatory Commission

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP Alternative Energy, Inc. in Benton County, Indiana

FTRs	Financial transmission rights

GAAP	U.S. generally accepted accounting principles

Gal	Gallon

Abbreviation or Acronym	Definition
GHG	Greenhouse gas

Harrisonburg-to-Endless-Caverns line	Virginia Power project to construct a 20-mile 230 kilovolt line from the Harrisonburg substation to the Endless Caverns substation

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

INPO	Institute of Nuclear Power Operations

ISO	Independent system operator

ISO-NE	ISO New England

Juniper	Juniper Capital L.P.

Kewaunee	Kewaunee nuclear power station

Kincaid	Kincaid power station

LNG	Liquefied natural gas

Manchester Street	Manchester Street power station

MATS	Utility Mercury and Air Toxics Standard Rule

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MF Global	MF Global Inc.

Millstone	Millstone nuclear power station

MISO	Midwest Independent Transmission System Operators, Inc.

Moody’s	Moody’s Investors Service

MW	Megawatt

MWh	Megawatt hour

NCEMC	North Carolina Electric Membership Corporation

NedPower	A wind-turbine facility joint venture between Dominion and Shell WindEnergy Inc. in Grant County, West Virginia

NGLs	Natural gas liquids

North Anna	North Anna nuclear power station

North Carolina Commission	North Carolina Utilities Commission

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NRC	Nuclear Regulatory Commission

NSPS	New Source Performance Standards

O&M	Operations and maintenance

ODEC	Old Dominion Electric Cooperative

OPEB	Other Postretirement Employee Benefits

PIPP	Percentage of Income Payment Plan

PJM	PJM Interconnection, LLC

ppb	Parts-per-billion

RCC	Replacement Capital Covenants

RGGI	Regional Greenhouse Gas Initiative

Rider A1	A rate adjustment clause to reduce anticipated over-collected fuel expense for the second half of 2012, effective November 1, 2012 to December 31, 2012

Rider T	A rate adjustment clause associated with the recovery of certain electric transmission-related expenditures

Rider T1

A rate adjustment clause to recover the difference between revenues produced from current Rider T rates included in base rates, and the new revenue requirement developed for the rate year beginning September 1, 2012

Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in the 2011 DSM case

ROE	Return on equity

RTO	Regional transmission organization

Salem Harbor	Salem Harbor power station

SEC	Securities and Exchange Commission

September 2006 hybrids	2006 Series B Enhanced Junior Subordinated Notes due 2066

Abbreviation or Acronym	Definition
SO2	Sulfur dioxide

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.

State Line	State Line power station

Surry	Surry nuclear power station

U.S.	United States of America

UAO	Unilateral Administrative Order

VIE	Variable interest entity

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(1)	2012	2011(1)
(millions, except per share amounts)
Operating Revenue	$3,411	$3,745	$9,926	$11,016

Operating Expenses
Electric fuel and other energy-related purchases	1,052	1,217	2,893	3,195
Purchased electric capacity	86	109	297	344
Purchased gas	191	335	818	1,342
Other operations and maintenance	1,134	859	2,549	2,387
Depreciation, depletion and amortization	306	268	882	783
Other taxes	124	129	439	411

Total operating expenses	2,893	2,917	7,878	8,462

Income from operations	518	828	2,048	2,554

Other income	56	16	174	112
Interest and related charges	215	249	667	691

Income from continuing operations including noncontrolling interests before income tax expense	359	595	1,555	1,975
Income tax expense	139	203	552	730

Income from continuing operations including noncontrolling interests	220	392	1,003	1,245
Income (loss) from discontinued operations(2)	(5)	4	(22)	(26)

Net Income Including Noncontrolling Interests	215	396	981	1,219
Noncontrolling Interests	6	4	20	12

Net Income Attributable to Dominion	$209	$392	$961	$1,207

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$214	$388	$983	$1,233
Income (loss) from discontinued operations, net of tax	(5)	4	(22)	(26)

Net income attributable to Dominion	$209	$392	$961	$1,207

Earnings Per Common Share-Basic
Income from continuing operations	$0.37	$0.68	$1.72	$2.15
Income (loss) from discontinued operations	(0.01)	0.01	(0.04)	(0.05)

Net income attributable to Dominion	$0.36	$0.69	$1.68	$2.10

Earnings Per Common Share-Diluted
Income from continuing operations	$0.37	$0.68	$1.72	$2.14
Income (loss) from discontinued operations	(0.01)	0.01	(0.04)	(0.04)

Net income attributable to Dominion	$0.36	$0.69	$1.68	$2.10

Dividends declared per common share	$0.5275	$0.4925	$1.5825	$1.4775

(1)	Dominion’s Consolidated Statements of Income for the three and nine months ended September 30, 2011 have been recast to reflect Salem Harbor and State Line as discontinued operations, as discussed in Note 3.
(2)	Includes income tax benefit (expense) of $14 million and $(1) million for the three months ended September 30, 2012 and 2011, respectively, and $27 million and $8 million for the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Net income including noncontrolling interests	$215	$396	$981	$1,219
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(86)	(85)	40	(159)
Changes in unrealized net gains (losses) on investment securities(2)	49	(101)	110	(61)
Changes in net unrecognized pension and other postretirement benefit costs(3)	(6)	—	(4)	23
Amounts reclassified to net income:
Net derivative gains-hedging activities(4)	(20)	(9)	(63)	(13)
Net realized (gains) losses on investment securities(5)	(4)	18	(18)	12
Net pension and other postretirement benefit costs(6)	15	7	38	29

Total other comprehensive income (loss)	(52)	(170)	103	(169)

Comprehensive income including noncontrolling interests	163	226	1,084	1,050
Comprehensive income attributable to noncontrolling interests	6	4	20	12

Comprehensive income attributable to Dominion	$157	$222	$1,064	$1,038

(1)	Net of $57 million and $50 million tax for the three months ended September 30, 2012 and 2011, respectively, and net of $(28) million and $101 million tax for the nine months ended September 30, 2012 and 2011, respectively.
(2)	Net of $(33) million and $67 million tax for the three months ended September 30, 2012 and 2011, respectively, and net of $(73) million and $40 million tax for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Net of $(7) million and $— tax for both the three months ended September 30, 2012 and 2011, and net of $(8) million and $(15) million tax for the nine months ended September 30, 2012 and 2011, respectively.
(4)	Net of $12 million and $6 million tax for the three months ended September 30, 2012 and 2011, respectively, and net of $39 million and $11 million tax for the nine months ended September 30, 2012 and 2011, respectively.
(5)	Net of $3 million and $(12) million tax for the three months ended September 30, 2012 and 2011, respectively, and net of $12 million and $(8) million tax for the nine months ended September 30, 2012 and 2011, respectively.
(6)	Net of $(6) million and $(7) million tax for the three months ended September 30, 2012 and 2011, respectively, and net of $(23) million and $(19) million tax for the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$81	$102
Customer receivables (less allowance for doubtful accounts of $28 and $29)	1,510	1,780
Other receivables (less allowance for doubtful accounts of $4 and $8)	169	255
Inventories	1,257	1,348
Derivative assets	514	705
Other	1,122	1,240

Total current assets	4,653	5,430

Investments
Nuclear decommissioning trust funds	3,322	2,999
Investment in equity method affiliates	538	553
Restricted cash equivalents	49	141
Other	269	292

Total investments	4,178	3,985

Property, Plant and Equipment
Property, plant and equipment	44,397	42,033
Property, plant and equipment, VIE	957	957
Accumulated depreciation, depletion and amortization	(13,831)	(13,320)

Total property, plant and equipment, net	31,523	29,670

Deferred Charges and Other Assets
Goodwill	3,141	3,141
Regulatory assets	1,306	1,382
Other	2,085	2,006

Total deferred charges and other assets	6,532	6,529

Total assets	$46,886	$45,614

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2012	December 31, 2011(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,308	$1,479
Securities due within one year, VIE	867	—
Short-term debt	1,382	1,814
Accounts payable	1,020	1,250
Derivative liabilities	499	951
Other	1,486	1,468

Total current liabilities	6,562	6,962

Long-Term Debt
Long-term debt	15,513	14,785
Long-term debt, VIE	—	890
Junior subordinated notes payable to affiliates	268	268
Enhanced junior subordinated notes	1,363	1,451

Total long-term debt	17,144	17,394

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,337	5,216
Asset retirement obligations	1,610	1,383
Regulatory liabilities	1,508	1,324
Other	1,590	1,575

Total deferred credits and other liabilities	11,045	9,498

Total liabilities	34,751	33,854

Commitments and Contingencies (see Note 15)
Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Equity
Common stock – no par(2)	5,420	5,180
Other paid-in capital	152	179
Retained earnings	6,753	6,697
Accumulated other comprehensive loss	(507)	(610)

Total common shareholders’ equity	11,818	11,446

Noncontrolling interest	60	57

Total equity	11,878	11,503

Total liabilities and equity	$46,886	$45,614

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 575 million shares and 570 million shares outstanding at September 30, 2012 and December 31, 2011, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30,	2012	2011
(millions)
Operating Activities
Net income including noncontrolling interests	$981	$1,219
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Impairment of merchant generation assets	444	55
Depreciation, depletion and amortization (including nuclear fuel)	1,080	951
Deferred income taxes and investment tax credits	550	643
Rate refunds	(132)	(64)
Other adjustments	(91)	(96)
Changes in:
Accounts receivable	371	527
Inventories	35	(162)
Deferred fuel and purchased gas costs, net	332	(60)
Prepayments	(72)	(53)
Accounts payable	(216)	(419)
Accrued interest, payroll and taxes	1	(201)
Margin deposit assets and liabilities	126	(92)
Other operating assets and liabilities	53	150

Net cash provided by operating activities	3,462	2,398

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(2,884)	(2,616)
Proceeds from sales of securities	1,040	1,404
Purchases of securities	(1,047)	(1,459)
Restricted cash equivalents	92	196
Other	15	111

Net cash used in investing activities	(2,784)	(2,364)

Financing Activities
Repayment of short-term debt, net	(433)	(602)
Issuance and remarketing of long-term debt	1,500	2,245
Repayment of long-term debt	(1,037)	(74)
Issuance of common stock	197	37
Repurchase of common stock	—	(601)
Common dividend payments	(906)	(848)
Subsidiary preferred dividend payments	(12)	(12)
Other	(8)	(29)

Net cash provided by (used in) financing activities	(699)	116
Increase (decrease) in cash and cash equivalents	(21)	150
Cash and cash equivalents at beginning of period	102	62

Cash and cash equivalents at end of period	$81	$212

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$328	$237

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Operating Revenue	$2,086	$2,177	$5,596	$5,691

Operating Expenses
Electric fuel and other energy-related purchases	634	746	1,850	1,922
Purchased electric capacity	86	108	296	342
Other operations and maintenance:
Affiliated suppliers	91	79	256	229
Other	278	435	861	943
Depreciation and amortization	203	184	579	533
Other taxes	48	57	179	172

Total operating expenses	1,340	1,609	4,021	4,141

Income from operations	746	568	1,575	1,550

Other income	25	25	65	64
Interest and related charges	97	114	297	290

Income before income tax expense	674	479	1,343	1,324
Income tax expense	259	182	513	508

Net Income	415	297	830	816
Preferred dividends	4	4	12	12

Balance available for common stock	$411	$293	$818	$804

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Net income	$415	$297	$830	$816
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities(1)	(2)	(3)	(5)	(3)
Changes in unrealized net gains (losses) on nuclear decommissioning trust funds(2)	4	(10)	11	(5)
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	1	1	2	(2)
Net realized (gains) losses on nuclear decommissioning trust funds(4)	—	1	(1)	1

Other comprehensive income (loss)	3	(11)	7	(9)

Comprehensive income	$418	$286	$837	$807

(1)	Net of $1 million and $3 million tax for the three months ended September 30, 2012 and 2011, respectively, and net of $3 million tax for both the nine months ended September 30, 2012 and 2011.
(2)	Net of $(4) million and $5 million tax for the three months ended September 30, 2012 and 2011, respectively, and net of $(7) million and $4 million tax for the nine months ended September 30, 2012 and 2011, respectively.
(3)	Net of $— million tax for both the three months ended September 30, 2012 and 2011, and net of $(2) million and $— million tax for the nine months ended September 30, 2012 and 2011, respectively.
(4)	Net of $— million and $(1) million tax for the three months ended September 30, 2012 and 2011, respectively, and net of $1 million and $— million tax for the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$21	$29
Customer receivables (less allowance for doubtful accounts of $10 and $11)	930	892
Other receivables (less allowance for doubtful accounts of $3 and $7)	122	145
Inventories (average cost method)	757	797
Prepayments	28	41
Other	249	532

Total current assets	2,107	2,436

Investments
Nuclear decommissioning trust funds	1,506	1,370
Other	14	36

Total investments	1,520	1,406

Property, Plant and Equipment
Property, plant and equipment	29,942	28,626
Accumulated depreciation and amortization	(9,975)	(9,615)

Total property, plant and equipment, net	19,967	19,011

Deferred Charges and Other Assets
Intangible assets	178	183
Regulatory assets	350	399
Other	97	109

Total deferred charges and other assets	625	691

Total assets	$24,219	$23,544

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	September 30, 2012	December 31, 2011(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$1,042	$616
Short-term debt	105	894
Accounts payable	410	405
Payables to affiliates	108	108
Affiliated current borrowings	187	187
Accrued interest, payroll and taxes	296	226
Other	475	685

Total current liabilities	2,623	3,121

Long-Term Debt	6,258	6,246

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,667	3,180
Asset retirement obligations	696	624
Regulatory liabilities	1,269	1,095
Other	252	271

Total deferred credits and other liabilities	5,884	5,170

Total liabilities	14,765	14,537

Commitments and Contingencies (see Note 15)
Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity

Common stock – no par(2)	5,738	5,738
Other paid-in capital	1,112	1,111
Retained earnings	2,321	1,882
Accumulated other comprehensive income	26	19

Total common shareholder’s equity	9,197	8,750

Total liabilities and shareholder’s equity	$24,219	$23,544

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2011 has been derived from the audited Consolidated Financial Statements at that date.
(2)	500,000 shares authorized; 274,723 shares outstanding at September 30, 2012 and December 31, 2011.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,	2012	2011
(millions)
Operating Activities
Net income	$830	$816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	687	625
Deferred income taxes and investment tax credits	331	449
Rate refunds	(132)	(64)
Other adjustments	(47)	9
Changes in:
Accounts receivable	(2)	14
Affiliated accounts receivable and payable	40	7
Inventories	40	(135)
Deferred fuel expenses	321	(58)
Accounts payable	28	6
Accrued interest, payroll and taxes	70	72
Other operating assets and liabilities	121	(44)

Net cash provided by operating activities	2,287	1,697

Investing Activities
Plant construction and other property additions	(1,402)	(1,392)
Purchases of nuclear fuel	(142)	(169)
Purchases of securities	(491)	(850)
Proceeds from sales of securities	481	838
Restricted cash equivalents	21	131
Other	(18)	11

Net cash used in investing activities	(1,551)	(1,431)

Financing Activities
Repayment of short-term debt, net	(789)	(50)
Issuance of affiliated current borrowings, net	—	112
Issuance and remarketing of long-term debt	450	160
Repayment of long-term debt	(10)	(10)
Common dividend payments	(379)	(448)
Preferred dividend payments	(12)	(12)
Other	(4)	1

Net cash used in financing activities	(744)	(247)

Increase (decrease) in cash and cash equivalents	(8)	19
Cash and cash equivalents at beginning of period	29	5

Cash and cash equivalents at end of period	$21	$24

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$136	$86

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

Note 2. Significant Accounting Policies

As permitted by the rules and regulations of the SEC, Dominion’s and Virginia Power’s accompanying unaudited Consolidated Financial Statements contain certain condensed financial information and exclude certain footnote disclosures normally included in annual audited consolidated financial statements prepared in accordance with GAAP. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 and their Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of September 30, 2012, their results of operations for the three and nine months ended September 30, 2012 and 2011 and their cash flows for the nine months ended September 30, 2012 and 2011. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Note 3. Dispositions

In June 2012, Dominion entered into an agreement to sell Salem Harbor, which closed in the third quarter of 2012. In the second quarter of 2012, the assets and liabilities to be disposed were classified as held for sale and adjusted to their estimated fair value less cost to sell, resulting in a pre-tax charge of $27 million ($16 million after-tax), which is included in loss from discontinued operations in Dominion’s Consolidated Statements of Income. This was considered a Level 2 fair value measurement as it was based on the negotiated sales price.

During the second quarter of 2012, Dominion sold State Line, which ceased operations in March 2012.

The following table presents selected information regarding the results of operations of Salem Harbor and State Line, which are classified in discontinued operations in Dominion’s Consolidated Statements of Income for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Operating revenue	$5	$58	$57	$185
Income (loss) before income taxes	(19)	5	(49)	(34)

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Dominion
Electric sales:
Regulated	$2,046	$2,136	$5,495	$5,594
Nonregulated	739	857	2,122	2,465
Gas sales:
Regulated	34	25	166	208
Nonregulated	177	281	740	1,220
Gas transportation and storage	297	291	1,007	1,151
Other	118	155	396	378

Total operating revenue	$3,411	$3,745	$9,926	$11,016

Virginia Power
Regulated electric sales	$2,046	$2,136	$5,495	$5,594
Other	40	41	101	97

Total operating revenue	$2,086	$2,177	$5,596	$5,691

Note 5. Income Taxes

Continuing Operations

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Nine Months Ended September 30,	2012	2011	2012	2011
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	5.0	3.6	3.9	3.9
AFUDC – equity	(1.1)	(0.5)	(0.8)	(0.6)
Employee stock ownership plan deduction	(0.8)	(0.6)	—	—
Production tax credits	(0.7)	(0.5)	—	—
Valuation allowances	(0.6)	0.1	—	—
Other, net	(1.3)	(0.2)	0.1	0.1

Effective tax rate	35.5%	36.9%	38.2%	38.4%

Dominion’s effective tax rate in 2012 reflects a $20 million reduction of a valuation allowance related to state operating loss carryforwards attributable to Fairless. After considering the results of Fairless’ operations in recent years and a forecast of future operating results reflecting Dominion’s planned purchase of the facility, Dominion has concluded that it is more likely than not that the tax benefit of the operating losses will be realized. Significant assumptions include future commodity prices, in particular, those for electric energy produced by Fairless and those for natural gas, as compared to other fuels used for the generation of electricity, which will significantly influence the extent to which Fairless is dispatched by PJM. In addition, as disclosed in Note 15, in the third quarter of 2012, Dominion announced its intention to sell Brayton Point. Based on an evaluation of state tax credits previously recognized for Brayton Point, Dominion recorded an $11 million increase in valuation allowance related to credit carryforwards and a $14 million deferred tax liability, representing potential recapture of credits claimed in prior years. Dominion will continue to evaluate the likelihood of realizing these tax benefits on a quarterly basis.

As of September 30, 2012, there have been no material changes in Dominion’s and Virginia Power’s unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 6 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of these unrecognized tax benefits.

Discontinued Operations

Dominion’s effective tax rate for the nine months ended September 30, 2012 reflects the dispositions of State Line and Salem Harbor.

Dominion’s effective tax rate for the nine months ended September 30, 2011 reflects an expectation that State Line’s deferred tax assets, including 2011 operating losses, will not be realized in State Line’s separately filed state tax returns.

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions, except EPS)
Net income attributable to Dominion	$209	$392	$961	$1,207

Average shares of common stock outstanding – Basic	573.8	569.4	572.1	574.2
Net effect of potentially dilutive securities(1)	0.9	1.8	1.1	1.4

Average shares of common stock outstanding – Diluted	574.7	571.2	573.2	575.6

Earnings Per Common Share – Basic	$0.36	$0.69	$1.68	$2.10
Earnings Per Common Share – Diluted	$0.36	$0.69	$1.68	$2.10

(1)	Potentially dilutive securities consist of options, goal-based stock and contingently convertible senior notes.

There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2012 and 2011.

Note 7. Fair Value Measurements

Dominion’s and Virginia Power’s fair value measurements are made in accordance with the policies discussed in Note 7 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2011. See Note 8 in this report for further information about their derivatives and hedge accounting activities.

Dominion’s and Virginia Power’s commodity derivative valuations are prepared by the ERM department. The ERM department reports directly to the Companies’ CFO. The ERM department creates a daily file containing market valuations for the Companies’ derivative transactions. The inputs that go into the market valuations are transactional information stored in the systems of record and market pricing information that resides in data warehouses. The majority of forward prices are automatically uploaded into the data warehouses from various third-party sources. Inputs obtained from third-party sources are evaluated for reliability considering the reputation, independence, market presence, and methodology used by the third-party. If forward prices are not available from third-party sources, then the ERM department models the forward prices based on other available market data. A team consisting of risk management and risk quantitative analysts meets each business day to assess the validity of market prices and valuations. During this meeting, the changes in market valuations from period to period are examined and qualified against historical expectations. If any discrepancies are identified during this process, the mark-to-market valuations or the market pricing information is evaluated further and adjusted, if necessary.

Dominion and Virginia Power enter into certain physical and financial forwards and futures, options, and full requirements contracts, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards, futures, and full requirements contracts. An option model is used to value Level 3 physical and financial options. The discounted cash flow model for forwards and futures calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return, and credit spreads. Full requirements contracts add load shaping and usage factors in addition to the discounted cash flow model inputs. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, risk-free rate of return, the option expiration dates, the option strike prices, price correlations, the original sales prices, and volumes. For Level 3 fair value measurements, the forward market prices, the implied price volatilities, price correlations, load shaping, and usage factors are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

The following table presents Dominion’s quantitative information about Level 3 fair value measurements. Included are descriptions of the valuation techniques, the significant unobservable inputs, and the range of market price, price correlation and price volatility inputs used in the fair value measurements at September 30, 2012 for each category of transaction and commodity type. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility, price correlations, load shaping, and usage factors.

	Fair Value (millions)	Valuation Techniques	Unobservable Input	Range	Weighted Average(1)

At September 30, 2012
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$29	Discounted Cash Flow	Market Price (per Dth) (3)	(1) - 6	3
Electricity	63	Discounted Cash Flow	Market Price (per MWh) (3)	30 - 64	44
FTRs	6	Discounted Cash Flow	Market Price (per MWh) (3)	(5) - 7	0
Capacity	8	Discounted Cash Flow	Market Price (per MW) (3)	95 - 115	100
Liquids	29	Discounted Cash Flow	Market Price (per Gal) (3)	0 - 3	1
Physical and Financial Options:
Natural Gas	4	Option Model	Market Price (per Dth) (3)	0 - 5	4
			Price Volatility (4)	20% - 53%	25%
			Price Correlation (5)	73% - 99%	77%
Full Requirements Contracts:
Electricity	31	Discounted Cash Flow	Market Price (per MWh) (3)	9 - 420	40
			Load Shaping (6)	2% - 6%	4%
			Usage Factor (7)	1% - 15%	8%

Total assets	$170

Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$19	Discounted Cash Flow	Market Price (per Dth) (3)	(1) - 6	4
Electricity	13	Discounted Cash Flow	Market Price (per MWh) (3)	27 - 64	43
FTRs	3	Discounted Cash Flow	Market Price (per MWh) (3)	(2) - 10	1
Liquids(8)	14	Discounted Cash Flow	Market Price (per Gal) (3)	1 - 3	2
Physical and Financial Options:
Natural Gas(2)	18	Option Model	Market Price (per Dth) (3)	3 - 5	4
			Price Volatility (4)	20% - 50%	27%
			Price Correlation (5)	99%	99%

Total liabilities	$67

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 & 2.
(4)	Represents volatilities unrepresented in published markets.
(5)	Represents intra-price correlations for which markets do not exist.
(6)	Converts block monthly loads to 24-hour load shapes.
(7)	Represents expected increase (decrease) in sales volumes compared to historical usage.
(8)	Includes NGLs and oil.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Price Correlation	Buy	Increase (decrease)	Loss (gain)
Price Correlation	Sell	Increase (decrease)	Gain (loss)
Load Factor	Sell(1)	Increase (decrease)	Loss (gain)
Usage Factor	Sell(2)	Increase (decrease)	Gain (loss)

(1)	Assumes the contract is in a gain position and load increases during peak hours.
(2)	Assumes the contract is in a gain position.

Non-recurring Fair Value Measurements

In April 2011, Dominion announced it would pursue a sale of Kewaunee since it was not able to move forward with its original plan to grow its nuclear fleet in the Midwest to take advantage of economies of scale. Dominion has been unable to find a buyer for the facility. In addition, the power purchase agreements for the two utilities that contract to buy Kewaunee’s generation will expire in December 2013 at a time of projected low wholesale electricity prices in the region. At September 30, 2012, Dominion expected that it would permanently cease generation operations at Kewaunee in 2013 and commence decommissioning of the facility. As a result, Dominion evaluated Kewaunee for impairment since it was more likely than not that Kewaunee would be retired before the end of its previously estimated useful life. As management is not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion used the income approach (discounted cash flows) to estimate the fair value of Kewaunee’s long-lived assets. This is considered a Level 3 fair value measurement due to the use of significant unobservable inputs including estimates of future power and other commodity prices.

As a result of this evaluation, Dominion recorded impairment and other charges of $435 million ($281 million after-tax) largely reflected in other O&M expense in its Consolidated Statement of Income for the three and nine months ended September 30, 2012. This primarily reflects a $378 million ($244 million after-tax) charge for the full impairment of Kewaunee’s long-lived assets, a write down of materials and supplies inventories of $33 million ($21 million after-tax), and a $24 million ($16 million after-tax) charge related to severance costs. In addition to these initial charges, Dominion anticipates recording additional charges related to the exit plan of approximately $50 million ($30 million after-tax). This primarily reflects expected cash expenditures for employee retention costs.

The decision to decommission Kewaunee was approved by Dominion’s BOD on October 18, 2012 after consideration of the factors discussed above, which made it uneconomic for Kewaunee to continue operations. Pending a grid reliability review by MISO, the station is expected to cease power production in the second quarter of 2013 and move to safe shutdown. Following station shutdown, Dominion plans to meet its obligations to the two utilities that purchase Kewaunee’s generation through market purchases, until the power purchase agreements expire in December 2013.

In the third quarter of 2011, Dominion and Virginia Power evaluated their SO2 emissions allowances not expected to be consumed by generating units for potential impairment due to the EPA’s issuance of CSAPR, as discussed in Note 15. Prior to the issuance of CSAPR, Dominion and Virginia Power held $57 million and $43 million, respectively, of SO2 emissions allowances obtained for ARP and CAIR compliance. Due to CSAPR’s establishment of a new allowance program and the elimination of CAIR, Dominion and Virginia Power had more SO2 emissions allowances than needed for ARP compliance. As a result of this evaluation, Dominion and Virginia Power recorded an impairment charge of $57 million ($34 million after-tax) and $43 million ($26 million after-tax), respectively, in other operations and maintenance expense in their Consolidated Statements of Income, to write down these emissions allowances to their estimated fair value of less than $1 million. To estimate the value of these emissions allowances, Dominion utilized a market approach by obtaining broker quotes to validate CSAPR’s impact on emissions allowance prices. However, due to limited market activity for future SO2 vintage year allowances, this was considered a Level 3 fair value measurement.

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

See Note 3 for a non-recurring fair value measurement related to Salem Harbor.

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2012
Assets:
Derivatives:
Commodity	$13	$573	$170	$756
Interest rate	—	93	—	93
Investments(1):
Equity securities:
U.S.:
Large cap	1,967	—	—	1,967
Other	57	—	—	57
Non-U.S.:
Large cap	11	—	—	11
Fixed income:
Corporate debt instruments	—	318	—	318
U.S. Treasury securities and agency debentures	332	154	—	486
State and municipal	—	357	—	357
Other	—	11	—	11
Cash equivalents and other	1	74	—	75
Restricted cash equivalents	—	49	—	49

Total assets	$2,381	$1,629	$170	$4,180

Liabilities:
Derivatives:
Commodity	$8	$440	$67	$515
Interest rate	—	138	—	138

Total liabilities	$8	$578	$67	$653

At December 31, 2011
Assets:
Derivatives:
Commodity	$44	$828	$93	$965
Interest rate	—	105	—	105
Investments(1):
Equity securities:
U.S.:
Large cap	1,718	—	—	1,718
Other	51	—	—	51
Non-U.S.:
Large cap	10	—	—	10
Fixed income:
Corporate debt instruments	—	332	—	332
U.S. Treasury securities and agency debentures	277	181	—	458
State and municipal	—	329	—	329
Other	—	23	—	23
Cash equivalents and other	—	60	—	60
Restricted cash equivalents	—	141	—	141

Total assets	$2,100	$1,999	$93	$4,192

Liabilities:
Derivatives:
Commodity	$10	$714	$164	$888
Interest rate	—	269	—	269

Total liabilities	$10	$983	$164	$1,157

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Beginning balance	$155	$(122)	$(71)	$(50)
Total realized and unrealized gains (losses):
Included in earnings	(8)	(16)	(31)	(24)
Included in other comprehensive income (loss)	(48)	75	124	16
Included in regulatory assets/liabilities	2	(3)	30	(35)
Settlements	3	24	54	47
Transfers out of Level 3	(1)	—	(3)	4

Ending balance	$103	$(42)	$103	$(42)

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$(15)	$7	$25	$29

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy-related purchases	Total
(millions)
Three Months Ended September 30, 2012
Total gains (losses) included in earnings	$(10)	$2	$(8)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(15)	—	(15)

Three Months Ended September 30, 2011
Total gains (losses) included in earnings	$(8)	$(8)	$(16)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	7	—	7

Nine Months Ended September 30, 2012
Total gains (losses) included in earnings	$13	$(44)	$(31)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	25	—	25

Nine Months Ended September 30, 2011
Total gains (losses) included in earnings	$(8)	$(16)	$(24)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	29	—	29

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At September 30, 2012
Assets:
Derivatives:
Commodity	$—	$3	$6	$9
Investments(1):
Equity securities:
U.S.:
Large cap	775	—	—	775
Other	26	—	—	26
Fixed income:
Corporate debt instruments	—	194	—	194
U.S. Treasury securities and agency debentures	138	64	—	202
State and municipal	—	144	—	144
Other	—	7	—	7
Cash equivalents and other	—	30	—	30
Restricted cash equivalents	—	11	—	11

Total assets	$939	$453	$6	$1,398

Liabilities:
Derivatives:
Commodity	$—	$3	$3	$6
Interest rate	—	92	—	92

Total liabilities	$—	$95	$3	$98

At December 31, 2011
Assets:
Derivatives:
Commodity	$—	$—	$2	$2
Investments(1):
Equity securities:
U.S.:
Large cap	679	—	—	679
Other	23	—	—	23
Fixed income:
Corporate debt instruments	—	214	—	214
U.S. Treasury securities and agency debentures	107	63	—	170
State and municipal	—	125	—	125
Other	—	16	—	16
Cash equivalents and other	—	40	—	40
Restricted cash equivalents	—	32	—	32

Total assets	$809	$490	$2	$1,301

Liabilities:
Derivatives:
Commodity	$—	$17	$30	$47
Interest rate	—	100	—	100

Total liabilities	$—	$117	$30	$147

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Beginning balance	$1	$(18)	$(28)	$14
Total realized and unrealized gains (losses):
Included in earnings	2	(8)	(44)	(16)
Included in regulatory assets/liabilities	2	(3)	31	(35)
Settlements	(2)	8	44	16

Ending balance	$3	$(21)	$3	$(21)

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three and nine months ended September 30, 2012 and 2011.

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

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$16,821	$19,952	$16,264	$18,936
Long-term debt, including securities due within one year, VIE(3)	867	874	890	892
Junior subordinated notes payable to affiliates	268	271	268	268
Enhanced junior subordinated notes	1,363	1,451	1,451	1,518
Subsidiary preferred stock(4)	257	262	257	256

Virginia Power
Long-term debt, including securities due within one year(2)	$7,300	$8,900	$6,862	$8,281
Preferred stock(4)	257	262	257	256

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At September 30, 2012 and December 31, 2011, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $93 million and $105 million, respectively.
(3)	Includes amounts which represent the unamortized premium.
(4)	Includes deferred issuance expenses of $2 million at September 30, 2012 and December 31, 2011.

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

Dominion

The following table presents the volume of Dominion’s derivative activity as of September 30, 2012. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	253	74
Basis(1)	820	500
Electricity (MWh):
Fixed price(1)	21,889,805	15,308,096
FTRs	71,103,622	237,523
Capacity (MW)	100,425	207,460
Liquids (Gal)(2)	140,658,000	168,210,000
Interest rate	$1,900,000,000	$2,340,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

For the three and nine months ended September 30, 2012 and 2011, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at September 30, 2012:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(27)	$(23)	27 months
Electricity	108	39	39 months
NGLs	9	3	27 months
Other	4	3	44 months
Interest rate	(171)	(22)	360 months

Total	$(77)	$—

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
(millions)
September 30, 2012
ASSETS
Current Assets
Commodity	$148	$328	$476
Interest rate	38	—	38

Total current derivative assets	186	328	514

Noncurrent Assets
Commodity	176	104	280
Interest rate	55	—	55

Total noncurrent derivative assets(1)	231	104	335

Total derivative assets	$417	$432	$849

LIABILITIES
Current Liabilities
Commodity	$81	$290	$371
Interest rate	99	29	128

Total current derivative liabilities	180	319	499

Noncurrent Liabilities
Commodity	65	79	144
Interest rate	3	7	10

Total noncurrent derivative liabilities(2)	68	86	154

Total derivative liabilities	$248	$405	$653

December 31, 2011
ASSETS
Current Assets
Commodity	$176	$495	$671
Interest rate	34	—	34

Total current derivative assets	210	495	705

Noncurrent Assets
Commodity	198	96	294
Interest rate	71	—	71

Total noncurrent derivative assets(1)	269	96	365

Total derivative assets	$479	$591	$1,070

LIABILITIES
Current Liabilities
Commodity	$162	$530	$692
Interest rate	222	37	259

Total current derivative liabilities	384	567	951

Noncurrent Liabilities
Commodity	118	78	196
Interest rate	—	10	10

Total noncurrent derivative liabilities(2)	118	88	206

Total derivative liabilities	$502	$655	$1,157

(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$44
Purchased gas		(9)
Electric fuel and other energy-related purchases		(4)

Total commodity	$(128)	31	$7

Interest rate(3)	(15)	1	(4)

Total	$(143)	$32	$3

Three Months Ended September 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$28
Purchased gas		(7)
Electric fuel and other energy-related purchases		2

Total commodity	$69	23	$(1)

Interest rate(3)	(204)	(8)	(76)

Total	$(135)	$15	$(77)

Nine Months Ended September 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$171
Purchased gas		(55)
Electric fuel and other energy-related purchases		(16)

Total commodity	$159	100	$14

Interest rate(3)	(91)	2	(44)

Total	$68	$102	$(30)

Nine Months Ended September 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$88
Purchased gas		(61)
Electric fuel and other energy-related purchases		4
Purchased electric capacity		1

Total commodity	$(24)	32	$(10)

Interest rate(3)	(236)	(8)	(76)

Total	$(260)	$24	$(86)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2012	2011	2012	2011
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$5	$15	$108	$56
Purchased gas	3	(10)	(2)	(28)
Electric fuel and other energy-related purchases	3	(8)	(33)	(16)
Interest rate(2)	10	(4)	17	(4)

Total	$21	$(7)	$90	$8

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

Virginia Power

The following table presents the volume of Virginia Power’s derivative activity as of September 30, 2012. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	12	—
Basis	6	—
Electricity (MWh):
Fixed price	564,800	—
FTRs	69,715,081	—
Capacity (MW)	61,000	139,800
Interest rate	$900,000,000	$340,000,000

For the three and nine months ended September 30, 2012 and 2011, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not u nder Hedge Accounting	Total Fair Value
(millions)
September 30, 2012
ASSETS
Current Assets
Commodity	$3	$6	$9

Total current derivative assets(1)	3	6	9

Total derivative assets	$3	$6	$9

LIABILITIES
Current Liabilities
Commodity	$1	$4	$5
Interest rate	54	29	83

Total current derivative liabilities(2)	55	33	88

Noncurrent Liabilities
Commodity	1	—	1
Interest rate	2	7	9

Total noncurrent derivative liabilities(3)	3	7	10

Total derivative liabilities	$58	$40	$98

December 31, 2011
ASSETS
Current Assets
Commodity	$—	$2	$2

Total current derivative assets(1)	—	2	2

Total derivative assets	$—	$2	$2

LIABILITIES
Current Liabilities
Commodity	$14	$31	$45
Interest rate	53	37	90

Total current derivative liabilities(2)	67	68	135

Noncurrent Liabilities
Commodity	2	—	2
Interest rate	—	10	10

Total noncurrent derivative liabilities(3)	2	10	12

Total derivative liabilities	$69	$78	$147

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Current derivative liabilities are presented in other current liabilities in Virginia Power’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended September 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$—	(1)	$7

Interest rate(3)	(3)	—	(4)

Total	$(3)	$(1)	$3

Three Months Ended September 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)

Total commodity	$(1)	(1)	$(1)

Interest rate(3)	(5)	—	(76)

Total	$(6)	$(1)	$(77)

Nine Months Ended September 30, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(4)

Total commodity	$(1)	(4)	$14

Interest rate(3)	(7)	—	(44)

Total	$(8)	$(4)	$(30)

Nine Months Ended September 30, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Purchased electric capacity		$1

Total commodity	$(1)	1	$(10)

Interest rate(3)	(5)	1	(76)

Total	$(6)	$2	$(86)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	2012	2011	2012	2011
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$3	$(8)	$(43)	$(16)
Interest rate(3)	1	(4)	—	(4)

Total	$4	$(12)	$(43)	$(20)

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts are recorded in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts are recorded in interest and related charges in Virginia Power’s Consolidated Statements of Income.

Note 9. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $90 million at September 30, 2012 and December 31, 2011. Cost method investments held in Dominion’s rabbi trusts totaled $15 million and $17 million at September 30, 2012 and December 31, 2011, respectively.

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
(millions)
September 30, 2012
Marketable equity securities:
U.S.:
Large Cap	$1,182	$755	$—		$1,937
Other	40	12	—		52
Marketable debt securities:
Corporate bonds	289	29	—		318
U.S. Treasury securities and agency debentures	463	22	(1)		484
State and municipal	287	30	—		317
Other	10	1	—		11
Cost method investments	123	—	—		123
Cash equivalents and other(2)	80	—	—		80

Total	$2,474	$849	$(1	)(3)	$3,322

December 31, 2011
Marketable equity securities:
U.S.:
Large Cap	$1,152	$537	$—		$1,689
Other	36	10	—		46
Marketable debt securities:
Corporate bonds	314	19	(1)		332
U.S. Treasury securities and agency debentures	437	20	(1)		456
State and municipal	264	24	—		288
Other	23	1	—		24
Cost method investments	118	—	—		118
Cash equivalents and other(2)	46	—	—		46

Total	$2,390	$611	$(2	)(3)	$2,999

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $6 million and pending purchases of securities of $11 million at September 30, 2012 and December 31, 2011, respectively.
(3)	The fair value of securities in an unrealized loss position was $100 million and $164 million at September 30, 2012 and December 31, 2011, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at September 30, 2012 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$108
Due after one year through five years	281
Due after five years through ten years	359
Due after ten years	382

Total	$1,130

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Proceeds from sales	$276	$465	$1,040	$1,404
Realized gains(1)	15	23	71	55
Realized losses(1)	6	62	25	82

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Dominion recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Total other-than-temporary impairment losses(1)	$6	$54	$20	$69
Losses recorded to decommissioning trust regulatory liability	(3)	(16)	(8)	(22)
Losses recognized in other comprehensive income (before taxes)	—	(2)	(1)	(3)

Net impairment losses recognized in earnings	$3	$36	$11	$44

(1)	Amount includes other-than-temporary impairment losses for debt securities of $1 million and $3 million for the three months ended September 30, 2012 and 2011, respectively, and $3 million and $5 million for the nine months ended September 30, 2012 and 2011, respectively.

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
(millions)
September 30, 2012
Marketable equity securities:
U.S.:
Large Cap	$467	$307	$—		$774
Other	20	6	—		26
Marketable debt securities:
Corporate bonds	177	17	—		194
U.S. Treasury securities and agency debentures	197	6	(1)		202
State and municipal	131	13	—		144
Other	7	—	—		7
Cost method investments	123	—	—		123
Cash equivalents and other(2)	36	—	—		36

Total	$1,158	$349	$(1	)(3)	$1,506

December 31, 2011
Marketable equity securities:
U.S.:
Large Cap	$460	$218	$—		$678
Other	18	5	—		23
Marketable debt securities:
Corporate bonds	204	11	(1)		214
U.S. Treasury securities and agency debentures	166	4	—		170
State and municipal	114	10	—		124
Other	16	1	(1)		16
Cost method investments	118	—	—		118
Cash equivalents and other(2)	27	—	—		27

Total	$1,123	$249	$(2	)(3)	$1,370

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $6 million and pending purchases of securities of $13 million at September 30, 2012 and December 31, 2011, respectively.
(3)	The fair value of securities in an unrealized loss position was $53 million and $99 million at September 30, 2012 and December 31, 2011, respectively.

The fair value of Virginia Power’s debt securities at September 30, 2012 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$19
Due after one year through five years	145
Due after five years through ten years	213
Due after ten years	170

Total	$547

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Proceeds from sales	$128	$242	$481	$838
Realized gains(1)	6	10	27	21
Realized losses(1)	2	22	9	30

(1)	Includes realized gains or losses recorded to the decommissioning trust regulatory liability.

Virginia Power recorded other-than-temporary impairment losses on investments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Total other-than-temporary impairment losses(1)	$4	$19	$9	$26
Losses recorded to decommissioning trust regulatory liability	(3)	(16)	(8)	(22)

Net impairment losses recognized in earnings	$1	$3	$1	$4

(1)	Amount includes other-than-temporary impairment losses for debt securities of $2 million for the three months ended September 30, 2011, and $2 million and $4 million for the nine months ended September 30, 2012 and 2011, respectively.

Note 10. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	September 30, 2012	December 31, 2011
(millions)
Dominion
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$54	$249
Deferred rate adjustment clause costs(2)	50	113
Other	127	179

Regulatory assets-current(3)	231	541

Unrecognized pension and OPEB costs(4)	849	887
Income taxes recoverable through future rates(5)	144	121
Derivatives(6)	112	49
Deferred rate adjustment clause costs(2)	85	72
Deferred cost of fuel used in electric generation(1)	—	122
Other	116	131

Regulatory assets-non-current	1,306	1,382

Total regulatory assets	$1,537	$1,923

Regulatory liabilities:
PIPP(7)	$82	$58
Provision for rate proceedings(8)	24	150
Other	42	35

Regulatory liabilities-current(9)	148	243

Provision for future cost of removal and AROs(10)	964	901
Decommissioning trust(11)	501	399
Other	43	24

Regulatory liabilities-non-current	1,508	1,324

Total regulatory liabilities	$1,656	$1,567

Virginia Power
Regulatory assets:
Deferred cost of fuel used in electric generation(1)	$54	$249
Deferred rate adjustment clause costs(2)	50	113
Other	64	117

Regulatory assets-current(3)	168	479

Income taxes recoverable through future rates(5)	115	100
Derivatives(6)	112	49
Deferred rate adjustment clause costs(2)	85	70
Deferred cost of fuel used in electric generation(1)	—	122
Other	38	58

Regulatory assets-non-current	350	399

Total regulatory assets	$518	$878

Regulatory liabilities:
Provision for rate proceedings(8)	$24	$150
Other	40	28

Regulatory liabilities-current(9)	64	178

Provision for future cost of removal(10)	743	687
Decommissioning trust(11)	501	399
Other	25	9

Regulatory liabilities-non-current	1,269	1,095

Total regulatory liabilities	$1,333	$1,273

(1)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Virginia Power’s generation operations. See Note 11 for more information.

(2)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain riders. See Note 11 for more information.
(3)	Current regulatory assets are presented in other current assets in Dominion’s and Virginia Power’s Consolidated Balance Sheets.
(4)	Represents unrecognized pension and OPEB costs expected to be recovered through future rates by certain of Dominion’s rate-regulated subsidiaries.
(5)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(6)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(7)	Under PIPP, eligible customers can receive energy assistance based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions. See Note 11 for more information.
(8)	Reflects a reserve associated with the settlement of Virginia Power’s 2009 base rate case proceedings and associated with the Biennial Review Order.
(9)	Current regulatory liabilities are presented in other current liabilities in Dominion’s and Virginia Power’s Consolidated Balance Sheets.
(10)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(11)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related ARO.

At September 30, 2012, approximately $285 million of Dominion’s and $219 million of Virginia Power’s regulatory assets represented past expenditures which do not currently earn a return. Dominion’s expenditures primarily include deferred cost of fuel used in electric generation. The above expenditures are expected to be recovered within the next two years.

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

In July 2008, Virginia Power filed an application with FERC requesting a revision to its revenue requirement to reflect an additional ROE incentive adder for eleven electric transmission enhancement projects. Under the proposal, the cost of transmission service would increase to include an ROE incentive adder for each of the eleven projects, beginning the date each project enters commercial operation (but not before January 1, 2009). Virginia Power proposed an incentive of 1.5% for four of the projects and an incentive of 1.25% for the other seven projects. In August 2008, FERC approved the proposal, effective September 1, 2008. Ten of the eleven projects are expected to be completed by the end of 2012. The eleventh project was Virginia Power’s small portion of a larger transmission expansion which has been cancelled by PJM. Numerous parties sought rehearing of the FERC order in August 2008. In May 2012, FERC issued an order denying the rehearing requests. In July 2012, the North Carolina Commission filed an appeal of the FERC order with the U.S. Court of Appeals for the Fourth Circuit. While Virginia Power cannot predict the outcome of the appeal, it is not expected to have a material effect on results of operations.

In March 2010, ODEC and NCEMC filed a complaint with FERC against Virginia Power claiming that approximately $223 million in transmission costs related to specific projects were unjust, unreasonable and unduly discriminatory or preferential and should be excluded from Virginia Power’s transmission formula rate. ODEC and NCEMC requested that FERC establish procedures to determine the amount of costs for each applicable project that should be excluded from Virginia Power’s rates. In October 2010, FERC issued an order dismissing the complaint in part and established hearings and settlement procedures on the remaining part of the complaint. In February 2012, Virginia Power submitted to FERC a settlement agreement to resolve all issues set for hearing. All transmission customer parties to the proceeding joined the settlement. The Virginia Commission, North Carolina Commission and Public Staff of the North Carolina Commission, while not parties to the settlement, have agreed to not oppose the settlement. The settlement was accepted by FERC in May 2012 and provides for payment by Virginia Power to the transmission customer parties collectively of $250,000 per year for ten years and resolves all matters other than allocation of the incremental cost of certain underground transmission facilities, which has been briefed pursuant to FERC’s May 2012 order and awaits FERC action. While Virginia Power cannot predict the outcome of the briefing, it is not expected to have a material effect on results of operations.

PJM

In November 2011, PJM issued a formal notification that it would recalculate certain ancillary service revenues that had previously been paid during 2009, 2010 and 2011. Also in November 2011, PJM requested FERC permission to suspend its rebilling and repayment obligations associated with the recalculation of such revenues and petitioned FERC to establish a proceeding to determine the appropriate recalculations for the revenues during this period. In December 2011, FERC permitted the suspension of rebilling and repayment by PJM, subject to the outcome of FERC’s proceedings to determine the appropriate revenue recalculation. In April 2012, FERC issued an Order Establishing Hearing and Settlement Judge Procedures to address the appropriate recalculation of the ancillary service credits PJM will be required to collect from Virginia Power. As of September 30, 2012, Virginia Power has accrued $33 million for estimated future billing adjustments from PJM related to the ancillary service revenues. On August 16, 2012, PJM filed a settlement on behalf of itself, Virginia Power and the PJM Market Monitor. The settlement, if approved, will resolve all issues in the proceeding. PJM stated that all other participants to the proceeding either support or do not oppose the settlement.

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, Note 9 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and Note 11 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Virginia Regulation

Biennial Review

In September 2012, the Supreme Court of Virginia heard oral argument on Virginia Power’s appeals from the Biennial Review Order and the March 2012 Order denying Virginia Power’s petition seeking rehearing or reconsideration. The Supreme Court of Virginia is expected to issue its ruling in early November.

In September 2012, the Virginia Commission issued an Order for Notice and Hearing in the separate rulemaking proceeding to develop specific performance standards based on nationally recognized standards for the Virginia Commission’s consideration in determining positive or negative performance incentives for electric utilities. The Virginia Commission modified the proposed rules and regulations for performance incentives filed by the Staff of the Virginia Commission, allowed for further comments by November 2012 on the proposed rules and regulations as modified, and set a public hearing for November 2012. This case is pending.

Virginia Fuel Expenses

In September 2012, after a public hearing, the Virginia Commission issued an order approving Virginia Power’s application to decrease its annual fuel factor by approximately $389 million in fuel revenue for the rate year beginning July 1, 2012.

Transmission Rider T1

In August 2012, the Virginia Commission approved Virginia Power’s proposed Rider T1 to recover costs of transmission service and demand response programs for the September 1, 2012 to August 31, 2013 rate year, ordering a Rider T1 reduction of approximately $100 million versus the Rider T customer rates currently in effect, and now combined in Virginia Power’s base rates. The Virginia Commission agreed with the approach recommended by Virginia Power and supported by the Staff of the Virginia Commission in this case. Rider T, which is now combined in base rates, along with Rider T1, will be tracked separately to permit deferral accounting and dollar-for-dollar recovery.

DSM Riders C1A and C2A

In August 2012, Virginia Power requested extension of two DSM programs (the Air Conditioner Cycling Program and the Low Income Program) by five years and two years, respectively, beyond their current April 30, 2013 termination date, as well as approval of a process whereby the Staff could administratively approve limited modifications to the designs of previously approved DSM programs. This case is pending.

Bremo Power Station

In August 2012, Virginia Power requested approval from the Virginia Commission of an amended and reissued certificate of public convenience and necessity that would allow Virginia Power to convert Bremo Units 3 and 4 from coal to natural gas as their fuel source. The proposed conversion would preserve 227 MW (net) of existing capacity. Cost recovery would occur through base rates, and not through a rate adjustment clause. This case is pending.

North Carolina Regulation

In August 2012, Virginia Power filed its annual fuel expense recovery application and testimony with the North Carolina Commission requesting a total annual fuel revenue decrease of approximately $27 million from the fuel and fuel-related costs currently in effect. Virginia Power’s filing also seeks to implement a voluntary rider, Rider A1, effective November 1, 2012 to December 31, 2012, to reduce projected over-collection of fuel expense in the second half of 2012.

In August 2012 and October 2012, Virginia Power filed supplemental testimony in the base rate proceeding which had the cumulative effect of updating Virginia Power’s requested overall base non-fuel revenue increase to $53 million. In September 2012, the North Carolina Commission staff filed testimony recommending a non-fuel revenue increase of $24 million. In October 2012, the North Carolina Commission issued a public notice stating that Virginia Power will begin billing under its proposed rates beginning November 1, 2012 on an interim basis, subject to refund with interest. A hearing was held in October 2012 and a decision by the North Carolina Commission is expected by the end of the year.

FERC Gas Regulation

Cove Point Rate Case

In May 2011, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective July 1, 2011. In June 2011, FERC accepted a July 1, 2011 effective date for all proposed rates but two, for which the effective date was suspended from July 1 to December 1, 2011. In April 2012, Cove Point filed a stipulation and agreement among Cove Point, FERC trial staff and the other active parties in the rate case resolving all issues set for hearing by FERC and establishing the mechanism for operational purchases of LNG. In July 2012, FERC issued an order approving the stipulation and agreement, including the settlement rates that are effective April 1, 2012. The settlement was considered final in early August 2012. Pursuant to the terms of the settlement, future operational purchases of LNG are not expected to affect Cove Point’s net results of operations. Cove Point and settling customers will be subject to a rate moratorium through December 31, 2016. Cove Point is required to file its next rate case in 2016 with rates to be effective January 1, 2017.

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

The Companies currently do not have sufficient information to estimate a reasonable range of expected retirement dates for any of these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance and they currently have no plans to retire or dispose of any of these assets. As a result, a settlement date is not determinable for these assets and AROs for these assets will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. The Companies continue to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets. The changes to AROs during 2011 and 2012 were as follows:

Amount
(millions)
Dominion
AROs at December 31, 2010(1)	$1,591
Obligations incurred during the period	16
Obligations settled during the period	(16)
Revisions in estimated cash flows(2)	(277)
Accretion	84

AROs at December 31, 2011(1)	$1,398

Obligations incurred during the period	10
Obligations settled during the period	(10)
Revisions in estimated cash flows(3)	240
Accretion	56
Other	(10)

AROs at September 30, 2012(1)	$1,684

Virginia Power
AROs at December 31, 2010(4)	$672
Obligations incurred during the period	10
Obligations settled during the period	(3)
Revisions in estimated cash flows(2)	(90)
Accretion	36

AROs at December 31, 2011(4)	$625

Obligations incurred during the period	10
Obligations settled during the period	(1)
Revisions in estimated cash flows	37
Accretion	25

AROs at September 30, 2012	$696

(1)	Includes $14 million, $15 million and $74 million reported in other current liabilities at December 31, 2010, 2011, and September 30, 2012, respectively.
(2)	Primarily reflects the effect of lower anticipated costs due to the expected future recovery from the DOE of certain spent fuel storage costs.
(3)	Primarily reflects the accelerated timing of the decommissioning of Kewaunee to begin in 2013.
(4)	Includes $3 million and $1 million reported in other current liabilities at December 31, 2010 and 2011, respectively.

Dominion and Virginia Power have established trusts dedicated to funding the future decommissioning of their nuclear plants. At September 30, 2012 and December 31, 2011, the aggregate fair value of Dominion’s trusts, consisting primarily of equity and debt securities, totaled $3.3 billion and $3.0 billion, respectively. At September 30, 2012 and December 31, 2011, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $1.5 billion and $1.4 billion, respectively.

Note 13. Variable Interest Entities

As discussed in Note 16 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.1 billion as of September 30, 2012. Virginia Power paid $52 million and $52 million for electric capacity and $27 million and $38 million for electric energy to these entities in the three months ended September 30, 2012 and 2011, respectively. Virginia Power paid $160 million and $156 million for electric capacity and $62 million and $103 million for electric energy to these entities in the nine months ended September 30, 2012 and 2011, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $86 million and $100 million for the three months ended September 30, 2012 and 2011, respectively, and $238 million and $292 million for the nine months ended September 30, 2012 and 2011, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

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

At September 30, 2012, Dominion’s commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$3,000	$1,382	$—	$1,618
Joint revolving credit facility(2)	500	—	23	477

Total	$3,500	$1,382	$23	$2,095

(1)	Effective September 2012, the maturity date was extended from September 2016 to September 2017. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	Effective September 2012, the maturity date for $400 million of the $500 million in committed capacity of this credit facility was extended from September 2016 to September 2017. The remaining $100 million continues to have a maturity date of September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

At September 30, 2012, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$1,000	$105	$—	$895
Joint revolving credit facility(2)	250	—	2	248

Total	$1,250	$105	$2	$1,143

(1)	Effective September 2012, the maturity date for the credit facility was extended from September 2016 to September 2017. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	Effective September 2012, the maturity date for $400 million of the $500 million in committed capacity of this credit facility was extended from September 2016 to September 2017. The remaining $100 million continues to have a maturity date of September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility. Effective September 2012, the maturity date was extended from September 2016 to September 2017. This facility supports certain tax-exempt financings of Virginia Power.

Long-term Debt

In January 2012, Virginia Power issued $450 million of 2.95% senior notes that mature in 2022.

In September 2012, Dominion issued $350 million of 1.40% senior notes, $350 million of 2.75% senior notes and $350 million of 4.05% senior notes that mature in 2017, 2022 and 2042, respectively.

Convertible Securities

At September 30, 2012, Dominion had $82 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of September 30, 2012, the conversion rate has been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 29.2650 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $34.17.

The senior notes are eligible for conversion during any calendar quarter when the closing price of Dominion’s common stock was equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter. During the nine months ended September 30, 2012, the senior notes were eligible for conversion and approximately $61 million of the notes were converted by holders. The senior notes are eligible for conversion during the fourth quarter of 2012.

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

Air

The CAA, as amended, is a comprehensive program utilizing a broad range of regulatory tools to protect and preserve the nation’s air quality. At a minimum, states are required to establish regulatory programs to address all requirements of the CAA. However, states may choose to develop regulatory programs that are more restrictive. Many of Dominion’s and Virginia Power’s facilities are subject to the CAA’s permitting and other requirements.

In December 2011, the EPA issued MATS for coal and oil-fired electric utility steam generating units. The rule establishes strict emission limits for mercury, particulate matter as a surrogate for toxic metals and hydrogen chloride as a surrogate for acid gases. The rule includes a limited use provision for oil-fired units with annual capacity factors under 8% that provides an exemption from emission limits, and allows compliance with operational work practice standards. Compliance will be required by April 16, 2015, with certain limited exceptions. Other than impacts disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, the cost to comply with the rule is not expected to be material. Dominion continues to be governed by individual state mercury emission reduction regulations in Massachusetts and Illinois that are largely unaffected by this rule.

The EPA established CAIR with the intent to require significant reductions in SO2 and NOX emissions from electric generating facilities. In July 2008, the U.S. Court of Appeals for the D.C. Circuit issued a ruling vacating CAIR. In December 2008, the Court denied rehearing, but also issued a decision to remand CAIR to the EPA. In July 2011, the EPA issued a replacement rule for CAIR, called CSAPR, that required 28 states to reduce power plant emissions that cross state lines. CSAPR established new SO2 and NOx emissions cap and trade programs that were completely independent of the current ARP. Specifically, CSAPR required reductions in SO2 and NOx emissions from fossil fuel-fired electric generating units of 25 MW or more through annual NOx emissions caps, NOx emissions caps during the ozone season (May 1 through September 30) and annual SO2 emission caps with differing requirements for two groups of affected states.

Following numerous petitions by industry participants for review and motions for stay, the U.S. Court of Appeals for the D.C. Circuit issued a ruling in December 2011 to stay CSAPR pending judicial review. In February and June 2012, the EPA issued technical revisions to CSAPR that are not material to Dominion. In August 2012, the Court vacated CSAPR in its entirety and ordered the EPA to implement CAIR until a valid replacement rule is issued. In October 2012, the EPA filed a petition requesting a rehearing of the court’s decision. The stay of CSAPR remains in effect and the EPA will continue to administer CAIR until such time that the EPA develops and implements new rulemaking addressing the issues identified by the Court. With respect to Dominion’s generation fleet, the cost to comply with CAIR is not expected to be material. Future outcomes of litigation and/or any additional action to issue a revised rule could affect the assessment regarding cost of compliance.

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

Dominion believes that it complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. The CAA authorizes maximum civil penalties of $25,000 to $37,500 per day, per violation at each generating unit, depending on the date of the alleged violation. In addition to any such penalties that may be awarded, an adverse outcome could require substantial capital expenditures or affect the timing of currently budgeted capital expenditures. Dominion is currently in settlement discussions to resolve these matters. There can be no assurance that Dominion will reach a settlement with the EPA. However, in the past, the EPA has settled similar claims with other energy companies requiring them to pay civil penalties and/or undertake mitigation projects. Dominion has accrued a liability of $13 million, which represents its best estimate of the probable loss related to civil penalties and mitigation projects in this matter, assuming Dominion is able to reach settlement with the EPA and based on the EPA’s settlement of similar claims with other energy companies. Dominion does not believe that final resolution of the matter will have a material adverse effect on its results of operations, financial condition or cash flows.

Water

The CWA, as amended, is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. Dominion and Virginia Power must comply with all aspects of the CWA programs at their operating facilities.

In October 2003, the EPA and the Massachusetts Department of Environmental Protection each issued new NPDES permits for Brayton Point. The new permits contained identical conditions that in effect require the installation of cooling towers to address concerns over the withdrawal and discharge of cooling water. As of the end of the third quarter of 2012, the station was fully converted to closed cycle cooling. The total cost to install these cooling towers is approximately $550 million.

In September 2010, Millstone’s NPDES permit was reissued under the CWA. The conditions of the permit require an evaluation of control technologies that could result in additional expenditures in the future. The report summarizing the results of the evaluation was submitted in August 2012 and is under review by the Connecticut Department of Energy and Environmental Protection. Dominion cannot currently predict the outcome of this review. In October 2010, the permit issuance was appealed to the state court by a private plaintiff. The permit is expected to remain in effect during the appeal. Dominion is currently unable to make an estimate of the potential financial statement impacts related to this matter.

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

Two of Dominion’s facilities, Brayton Point and Manchester Street, are subject to RGGI. Beginning with calendar year 2009, RGGI requires that Dominion cover each ton of CO2 direct stack emissions from these facilities with either an allowance or an offset. The allowances can be purchased through auction or through a secondary market. Dominion has periodically participated in RGGI allowance auctions to date and has procured allowances to meet its estimated compliance requirements under RGGI’s current requirement for 2012 through 2013 and most of 2014, therefore Dominion does not expect compliance with RGGI to have a material impact on its results of operations or financial condition. During June 2011, a lawsuit was filed in New York seeking to retroactively rescind RGGI participation by that state. A percentage of Dominion’s RGGI allowances had been acquired from New York. The allocated value of these allowances totaled approximately $38 million, of which all have been expensed as consumed for RGGI Phase I compliance. In February 2012, Dominion surrendered these New York RGGI allowances for the RGGI Phase I compliance period and therefore does not expect any significant financial statement impacts from this lawsuit as it no longer holds allowances issued by the state of New York. In June 2012, a New York state court dismissed the lawsuit. An appeal was filed in July 2012.

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

In accordance with court-approved procedures, Dominion transferred to other FCMs all open positions executed using MF Global. The initial margin posted for these open positions at October 31, 2011 was approximately $73 million. Dominion has received approximately $17 million of this amount through the liquidation process to date.

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

Guarantees

Dominion

At September 30, 2012, Dominion had issued $92 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of September 30, 2012, Dominion’s exposure under these guarantees was $62 million, primarily related to certain reserve requirements associated with non-recourse financing.

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

At September 30, 2012, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$363	$363
Commodity transactions(3)	2,853	331
Nuclear obligations(4)	231	57
Other(5)	567	112

Total	$4,014	$863

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of September 30, 2012 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations.

(5)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Surety Bonds and Letters of Credit

As of September 30, 2012, Dominion had purchased $168 million of surety bonds, including $72 million at Virginia Power, and authorized the issuance of standby letters of credit by financial institutions of $23 million, including $2 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of the surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Merchant Generation Operations

Dominion continually reviews its portfolio of assets to determine which assets fit strategically and support its objectives to improve return on invested capital and shareholder value. In connection with this effort, in the third quarter of 2012, Dominion decided to pursue the sale of Brayton Point and Kincaid. Since Dominion is unlikely to operate these merchant generation facilities through their estimated useful lives, this could result in an impairment of part or all of the carrying value of these power stations. In preparing its third quarter 2012 financial statements, Dominion evaluated these power stations for recoverability under a probability weighted approach and concluded that the carrying values of these facilities are not impaired as of September 30, 2012. In addition, in the third quarter of 2012 along with the proposed sale of Brayton Point and Kincaid, Dominion decided to pursue the sale of its interest in Elwood. Elwood is an equity method investment in which Dominion owns 50%. Certain events, including an offer to purchase for an amount less than the cost of the investment, could result in the recording of an other-than-temporary impairment charge. As of September 30, 2012, the net carrying value of these power stations and Dominion’s interest in Elwood is $2.0 billion.

Any sale of Brayton Point, Kincaid, or Dominion’s interest in Elwood would be subject to the approval of Dominion’s BOD, as well as applicable state and federal approvals.

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

Dominion has resolved additional claims for damages incurred at Millstone and Kewaunee. In May 2012, Dominion made formal offers of settlement to the Authorized Representative of the Attorney General for resolution of claims incurred at Millstone for the period July 1, 2006 through December 31, 2010 and periodic payments after that date, and for resolution of claims incurred at Kewaunee for the period January 1, 2009 through December 31, 2010 and periodic payments after that date. In September 2012, Dominion and the government entered into settlement agreements. Initial settlement payments in the amounts of $20 million for Millstone and $6 million for Kewaunee were received in the fourth quarter of 2012. Virginia Power is seeking to resolve additional claims for damages incurred at Surry and North Anna after June 30, 2006. In September 2012, Virginia Power made a formal offer of settlement for resolution of claims incurred at Surry and North Anna for the period July 1, 2006 through December 31, 2010 and periodic payments after that date. This offer has not yet been formally accepted by the government and will not be effective until such formal acceptance is received. Virginia Power believes it is probable that its offer will be accepted by the government. In June 2012, Dominion and Virginia Power filed lawsuits in the U.S. Court of Federal Claims for Millstone, Surry and North Anna against the DOE requesting additional damages for the period July 1, 2006 through December 31, 2010. The lawsuit for Millstone has been dismissed.

Dominion recognizes receivables for certain spent nuclear fuel-related costs that it believes are probable of recovery from the DOE. At September 30, 2012, Dominion’s and Virginia Power’s receivables for spent nuclear fuel-related costs totaled $145 million and $108 million, respectively.

Dominion will continue to manage its spent fuel until it is accepted by the DOE.

Note 16. Credit Risk

Dominion’s and Virginia Power’s accounting policies for credit risk are discussed in Note 24 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2011.

At September 30, 2012, Dominion’s gross credit exposure totaled $529 million. After the application of collateral, credit exposure was reduced to $524 million. Of this amount, investment grade counterparties, including those internally rated, represented 81%. One counterparty exposure represented 11% of Dominion’s total exposure and is a utility holding company rated investment grade. At September 30, 2012, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of September 30, 2012 and December 31, 2011, Dominion would have been required to post an additional $31 million and $88 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $5 million in collateral, including $4 million of letters of credit, at September 30, 2012 and $110 million in collateral, including $4 million of letters of credit, at December 31, 2011, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of September 30, 2012 and December 31, 2011 was $144 million and $259 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power were not material as of September 30, 2012 and December 31, 2011. See Note 8 for further information about derivative instruments.

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

DRS and affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power.

Presented below are significant transactions with DRS and other affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(millions)
Commodity purchases from affiliates	$129	$150	$285	$302
Services provided by affiliates	107	101	298	294

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. Virginia Power’s outstanding borrowings, net of repayments, under the Dominion money pool for its nonregulated subsidiaries totaled $187 million as of both September 30, 2012 and December 31, 2011. There were no short-term demand note borrowings from Dominion as of September 30, 2012 and December 31, 2011. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the three and nine months ended September 30, 2012 and 2011, respectively.

Note 18. Employee Benefit Plans

The components of Dominion’s provision for net periodic benefit cost were as follows:

	Pension Benefits		OPEB
	2012	2011	2012	2011
(millions)
Three Months Ended September 30,
Service cost	$29	$27	$11	$12
Interest cost	67	65	20	24
Expected return on plan assets	(108)	(110)	(19)	(21)
Amortization of prior service credit	—	—	(4)	(3)
Amortization of net loss	33	24	2	3
Settlements and curtailments(1)	—	—	(4)	—

Net periodic benefit cost	$21	$6	$6	$15

Nine Months Ended September 30,
Service cost	$87	$81	$33	$36
Interest cost	201	194	60	71
Expected return on plan assets	(323)	(331)	(60)	(60)
Amortization of prior service cost (credit)	2	2	(10)	(10)
Amortization of net loss	99	72	5	9
Settlements and curtailments(1)	—	—	(4)	(1)

Net periodic benefit cost	$66	$18	$24	$45

(1)	2012 amount relates to the sale of Salem Harbor.

Employer Contributions

During the nine months ended September 30, 2012, Dominion made no contributions to its defined benefit pension plans or OPEB plans. Dominion expects to contribute approximately $16 million to its OPEB plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2012.

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

In the nine months ended September 30, 2012, Dominion reported an after-tax net expense of $388 million for specific items in the Corporate and Other segment, with $397 million of these net expenses attributable to its operating segments. In the nine months ended September 30, 2011, Dominion reported after-tax net expenses of $179 million for specific items in the Corporate and Other segment, with $183 million of these net expenses attributable to its operating segments.

The net expenses for specific items in 2012 primarily related to the impact of the following items:

•

A $458 million ($297 million after-tax) net loss, including impairment charges, primarily resulting from management’s decision to cease operations and begin decommissioning Kewaunee in 2013, attributable to Dominion Generation;

•	A $69 million ($42 million after-tax) charge reflecting restoration costs associated with damage caused by late June summer storms, attributable to DVP;

•

A $34 million ($45 million after-tax) net loss from operations of Brayton Point, Kincaid and Elwood, attributable to Dominion Generation, including $25 million of additional tax expense for the potential loss or recapture of state tax credits. Dominion announced its intention to pursue the sale of these three merchant power stations in the third quarter of 2012; and

•	A $49 million ($22 million after-tax) loss from discontinued operations of State Line and Salem Harbor which were sold in 2012, attributable to Dominion Generation.

The net expenses for specific items in 2011 primarily related to the impact of the following items:

•	A $121 million ($74 million after-tax) charge reflecting restoration costs associated with damage caused by Hurricane Irene, primarily attributable to DVP;

•	A $34 million ($26 million after-tax) loss from discontinued operations of State Line and Salem Harbor which were sold in 2012, attributable to Dominion Generation;

•

A $57 million ($34 million after-tax) charge related to the impairment of SO2 emissions allowances not expected to be consumed following the issuance of CSAPR in the third quarter of 2011, attributable to Dominion Generation; and

•	A $56 million ($32 million after-tax) loss from the operations of Kewaunee, attributable to Dominion Generation.

The Corporate and Other Segment of Virginia Power primarily includes certain specific items that are not included in profit measures evaluated by executive management in assessing segment performance or allocating resources among the segments. In the nine months ended September 30, 2012, Virginia Power reported an after-tax expense of $41 million for specific items attributable to its operating segments in the Corporate and Other segment. In the nine months ended September 30, 2011, Virginia Power reported after-tax net expenses of $126 million for specific items attributable to its operating segments in the Corporate and Other segment.

The net expenses for specific items in 2012 primarily related to the impact of a $69 million ($42 million after-tax) charge reflecting restoration costs associated with damage caused by late June summer storms, attributable to DVP.

The net expenses for specific items in 2011 primarily related to the impact of the following items:

•	A $121 million ($74 million after-tax) charge reflecting restoration costs associated with damage caused by Hurricane Irene, primarily attributable to DVP; and

•

A $43 million ($26 million after-tax) charge related to the impairment of SO2 emissions allowances not expected to be consumed following the issuance of CSAPR in the third quarter of 2011, attributable to Dominion Generation.

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation(1)	Dominion Energy	Corporate andOther(1)	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended September 30,
2012
Total revenue from external customers	$836	$1,821	$291	$119	$344	$3,411
Intersegment revenue	6	110	281	164	(561)	—

Total operating revenue	842	1,931	572	283	(217)	3,411
Loss from discontinued operations	—	—	—	(5)	—	(5)
Net income (loss) attributable to Dominion	119	363	104	(377)	—	209

2011
Total revenue from external customers	$922	$2,083	$290	$24	$426	$3,745
Intersegment revenue	21	114	341	149	(625)	—

Total operating revenue	943	2,197	631	173	(199)	3,745
Income from discontinued operations	—	—	—	4	—	4
Net income (loss) attributable to Dominion	125	380	95	(208)	—	392

Nine Months Ended September 30,
2012
Total revenue from external customers	$2,573	$5,070	$1,278	$191	$814	$9,926
Intersegment revenue	81	275	701	459	(1,516)	—

Total operating revenue	2,654	5,345	1,979	650	(702)	9,926
Loss from discontinued operations	—	—	—	(22)	—	(22)
Net income (loss) attributable to Dominion	428	737	362	(566)	—	961

2011
Total revenue from external customers	$2,801	$5,578	$1,503	$98	$1,036	$11,016
Intersegment revenue	134	271	843	443	(1,691)	—

Total operating revenue	2,935	5,849	2,346	541	(655)	11,016
Loss from discontinued operations	—	—	—	(26)	—	(26)
Net income (loss) attributable to Dominion	389	852	368	(402)	—	1,207

(1)	Dominion’s segment information for the three and nine months ended September 30, 2011 has been recast to reflect Salem Harbor and State Line as discontinued operations, as discussed in Note 3.

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended September 30,
2012
Operating revenue	$505	$1,581	$—	$2,086
Net income	128	283	4	415

2011
Operating revenue	$484	$1,704	$(11)	$2,177
Net income (loss)	127	289	(119)	297

Nine Months Ended September 30,
2012
Operating revenue	$1,413	$4,183	$—	$5,596
Net income (loss)	335	534	(39)	830

2011
Operating revenue	$1,367	$4,336	$(12)	$5,691
Net income (loss)	342	598	(124)	816

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses Dominion’s and Virginia Power’s results of operations and general financial condition. MD&A should be read in conjunction with the Companies’ Consolidated Financial Statements.

Contents of MD&A

MD&A consists of the following information:

•	Forward-Looking Statements

•	Accounting Matters

•	Dominion

•	Results of Operations

•	Segment Results of Operations

•	Virginia Power

•	Results of Operations

•	Segment Results of Operations

•	Selected Information - Energy Trading Activities

•	Liquidity and Capital Resources

•	Future Issues and Other Matters

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

•	Unplanned outages of the Companies’ facilities;

•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s earnings and Dominion’s and Virginia Power’s liquidity position and the underlying value of their assets;

•	Counterparty credit and performance risk;

•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;

•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;

•	Price risk due to investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion;

•	Fluctuations in interest rates;

•	Changes in federal and state tax laws and regulations;

•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;

•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;

•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;

•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;

•	Impacts of decisions to acquire, divest or retire assets based on asset portfolio reviews; and receipt of approvals for, and timing of, closing dates for these or other transactions;

•	Changes in rules for RTOs and ISOs in which Dominion and Virginia Power participate, including changes in rate designs and new and evolving capacity models;

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•	Industrial, commercial and residential growth or decline in the Companies’ service areas and changes in customer growth or usage patterns, including as a result of energy conservation programs;

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

Accounting Matters

Critical Accounting Policies and Estimates

As of September 30, 2012, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Use of Estimates in Long-Lived Asset Impairment Testing

See Note 15 to the Consolidated Financial Statements in this report for a discussion of potential impairments related to Brayton Point, Kincaid, and Dominion’s interest in Elwood.

Impairment testing for an individual or group of long-lived assets or for intangible assets with definite lives is required when circumstances indicate those assets may be impaired. When an asset’s carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying amount. Performing an impairment test on long-lived assets involves judgment in areas such as identifying if circumstances indicate an impairment may exist, identifying and grouping affected assets, and developing the undiscounted and discounted estimated future cash flows (used to estimate fair value in the absence of market-based value) associated with the asset, including probability weighting such cash flows to reflect expectations about possible variations in their amounts or timing, expectations about operating the long-lived assets and the selection of an appropriate discount rate. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For example, estimates of future cash flows would contemplate factors which may change over time, such as the expected use of the asset, including future production and sales levels, expected fluctuations of prices of commodities sold and consumed, and expected proceeds from dispositions.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2012	2011	$ Change
(millions, except EPS)
Third Quarter
Net income attributable to Dominion	$209	$392	$(183)
Diluted EPS	0.36	0.69	(0.33)
Year-To-Date
Net income attributable to Dominion	$961	$1,207	$(246)
Diluted EPS	1.68	2.10	(0.42)

Overview

Third Quarter 2012 vs. 2011

Net income attributable to Dominion decreased by 47%. Unfavorable drivers include impairment and other charges related to management’s decision to cease operations and begin decommissioning Kewaunee in 2013 and the impact of less favorable weather on Dominion’s electric utility operations. Favorable drivers include the absence of restoration costs recorded in 2011 associated with damage caused by Hurricane Irene and the absence of a charge recorded in 2011 related to the impairment of SO2 emissions allowances not expected to be consumed due to CSAPR.

Year-To-Date 2012 vs. 2011

Net income attributable to Dominion decreased by 20%. Unfavorable drivers include impairment and other charges related to management’s decision to cease operations and begin decommissioning Kewaunee in 2013, lower margins from merchant generation operations, and the impact of less favorable weather on Dominion’s electric utility operations. Favorable drivers include the absence of restoration costs recorded in 2011 associated with damage caused by Hurricane Irene and the absence of a charge recorded in 2011 related to the impairment of SO2 emissions allowances not expected to be consumed due to CSAPR.

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	Third Quarter			Year-To-Date
	2012	2011	$ Change	2012	2011	$ Change
(millions)
Operating revenue	$3,411	$3,745	$(334)	$9,926	$11,016	$(1,090)
Electric fuel and other energy-related purchases	1,052	1,217	(165)	2,893	3,195	(302)
Purchased electric capacity	86	109	(23)	297	344	(47)
Purchased gas	191	335	(144)	818	1,342	(524)

Net revenue	2,082	2,084	(2)	5,918	6,135	(217)

Other O&M	1,134	859	275	2,549	2,387	162
Depreciation, depletion and amortization	306	268	38	882	783	99
Other taxes	124	129	(5)	439	411	28
Other income	56	16	40	174	112	62
Interest and related charges	215	249	(34)	667	691	(24)
Income tax expense	139	203	(64)	552	730	(178)
Income (loss) from discontinued operations	(5)	4	(9)	(22)	(26)	4

An analysis of Dominion’s results of operations follows:

Third Quarter 2012 vs. 2011

Net revenue decreased $2 million, primarily reflecting:

•	A $49 million decrease from merchant generation operations primarily due to a decrease in realized prices; and

•	A $7 million decrease in retail energy marketing activities primarily due to price risk management activities.

These decreases were partially offset by:

•	A $43 million increase from electric utility operations primarily reflecting:

•	An increase in rate adjustment clause revenue ($54 million); and

•

A $7 million increase related to PJM ancillary revenues reflecting the absence of an accrual for anticipated billing adjustments from PJM for certain ancillary revenues recognized in 2011 and 2010 ($35 million), partially offset by other ancillary revenue decreases ($28 million); partially offset by

•

The impact ($22 million) of a decrease in sales to retail customers primarily due to a decrease in cooling degree days ($65 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($43 million); and

•

A $13 million increase in producer services primarily related to favorable price changes on economic hedging positions partially offset by lower physical margins, all associated with natural gas aggregation, marketing and trading activities.

Other O&M increased 32%, primarily reflecting:

•	A $434 million increase due to impairment and other charges related to management’s decision to cease operations and begin decommissioning Kewaunee in 2013.

This increase was partially offset by:

•	A $121 million decrease due to the absence of restoration costs recorded in 2011 associated with damage caused by Hurricane Irene; and

•	A $57 million decrease due to the absence of impairment charges recorded in 2011 related to excess SO2 emission allowances resulting from CSAPR.

Depreciation, depletion and amortization increased 14%, primarily due to property additions.

Other income increased $40 million, primarily due to higher realized gains (including investment income) on nuclear decommissioning trust funds.

Interest and related charges decreased 14%, primarily due to favorable changes on interest rate derivatives ($13 million), the absence of interest accrued in 2011 relating to resolutions with taxing authorities ($11 million), a decrease in interest expense associated with the September 2006 hybrids due to a lower interest rate and the tender offer in early 2012 ($5 million), and higher capitalized interest related to AFUDC as a result of construction and expansion projects ($4 million).

Income tax expense decreased 32%, primarily reflecting lower pre-tax income in 2012, partially offset by a higher effective income tax rate.

Year-To-Date 2012 vs. 2011

Net revenue decreased 4%, primarily reflecting:

•	A $132 million decrease from regulated natural gas distribution operations primarily reflecting decreased rider revenue ($110 million) related to low income assistance programs;

•	A $140 million decrease from merchant generation operations primarily reflecting a decrease in realized prices; and

•

A $10 million decrease in producer services primarily related to lower physical margins partially offset by favorable price changes on economic hedging positions, all associated with natural gas aggregation, marketing and trading activities.

These decreases were partially offset by:

•

A $72 million increase in retail energy marketing activities primarily due to price risk management activities ($45 million) and the impact of higher margins on electric sales ($35 million) due to lower purchased power costs partially offset by lower power sales prices; and

•	A $23 million increase from electric utility operations primarily reflecting:

•	An increase in rate adjustment clause revenue ($113 million);

•	A decrease in net capacity expenses ($28 million); and

•	The absence of a 2011 deferred fuel adjustment ($9 million); partially offset by

•

The impact ($110 million) of a decrease in sales to retail customers primarily due to a decrease in cooling and heating degree days ($209 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($99 million); and

•

A $15 million decrease related to PJM ancillary revenues reflecting ancillary revenue decreases ($50 million), partially offset by the absence of an accrual for anticipated billing adjustments from PJM for certain ancillary revenues recognized in 2011 and 2010 ($35 million).

Other O&M increased 7%, primarily reflecting:

•	A $434 million increase due to impairment and other charges related to management’s decision to cease operations and begin decommissioning Kewaunee in 2013;

•	A $61 million increase in certain electric transmission-related expenditures. These expenses are recovered through FERC rates; and

•	A $48 million increase in storm damage and service restoration costs primarily due to the damage caused by late June summer storms in 2012.

These increases were partially offset by:

•	A $121 million decrease due to the absence of restoration costs recorded in 2011 associated with damage caused by Hurricane Irene;

•

A $110 million decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These expenses are recovered through rates and do not impact net income;

•	A $57 million decrease due to the absence of impairment charges recorded in 2011 related to excess SO2 emission allowances resulting from CSAPR;

•	A $56 million decrease attributable to increased deferrals for construction activities related to regulated operations; and

•	A $52 million decrease in rent expense due to the consolidation of Fairless in October 2011.

Depreciation, depletion and amortization increased 13%, primarily due to property additions.

Other taxes increased 7%, primarily reflecting the Connecticut electric generation tax enacted in the second half of 2011.

Other income increased 55%, primarily due to higher realized gains (including investment income) on nuclear decommissioning trust funds ($44 million) and an increase in the equity component of AFUDC ($13 million).

Interest and related charges decreased 3%, primarily due to favorable changes on interest rate derivatives ($17 million) and a decrease in interest expense associated with the September 2006 hybrids due to a lower interest rate and the tender offer in early 2012 ($14 million), partially offset by a net increase due to the consolidation of Juniper debt in October 2011 ($10 million).

Income tax expense decreased 24%, primarily reflecting lower pre-tax income in 2012.

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
Third Quarter	2012	2011	$ Change	2012	2011	$ Change
(millions, except EPS)
DVP	$119	$125	$(6)	$0.21	$0.22	$(0.01)
Dominion Generation	363	380	(17)	0.63	0.66	(0.03)
Dominion Energy	104	95	9	0.18	0.17	0.01

Primary operating segments	586	600	(14)	1.02	1.05	(0.03)
Corporate and Other	(377)	(208)	(169)	(0.66)	(0.36)	(0.30)

Consolidated	$209	$392	$(183)	$0.36	$0.69	$(0.33)

Year-To-Date
DVP	$428	$389	$39	$0.75	$0.68	$0.07
Dominion Generation	737	852	(115)	1.29	1.48	(0.19)
Dominion Energy	362	368	(6)	0.63	0.64	(0.01)

Primary operating segments	1,527	1,609	(82)	2.67	2.80	(0.13)
Corporate and Other	(566)	(402)	(164)	(0.99)	(0.70)	(0.29)

Consolidated	$961	$1,207	$(246)	$1.68	$2.10	$(0.42)

DVP

Presented below are selected operating statistics related to DVP’s operations:

	Third Quarter			Year-To-Date
	2012	2011	% Change	2012	2011	% Change
Electricity delivered (million MWh)	23.0	23.1	—%	61.7	63.9	(3)%
Degree days (electric distribution service area):

Cooling	1,198	1,238	(3)	1,734	1,869	(7)
Heating	5	12	(58)	1,707	2,302	(26)
Average electric distribution customer accounts (thousands)(1)	2,457	2,438	1	2,452	2,436	1
Average retail energy marketing customer accounts (thousands)(1)	2,132	2,181	(2)	2,127	2,154	(1)

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	Third Quarter 2012 vs. 2011 Increase (Decrease)		Year-To-Date 2012 vs. 2011 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(11)	$(0.02)	$(39)	$(0.07)
Other	7	0.01	19	0.03
FERC transmission equity return	3	0.01	15	0.02
Retail energy marketing operations	(6)	(0.01)	45	0.08
Storm damage and service restoration(1)	2	—	13	0.02
Other	(1)	—	(14)	(0.02)
Share accretion	—	—	—	0.01

Change in net income contribution	$(6)	$(0.01)	$39	$0.07

(1)	Excludes restoration costs associated with damage caused by late June 2012 summer storms and Hurricane Irene reflected in the Corporate and Other segment.

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	Third Quarter			Year-To-Date
	2012	2011	% Change	2012	2011	% Change
Electricity supplied (million MWh):
Utility	23.1	23.1	—%	61.8	63.9	(3)%
Merchant(1)	11.2	11.7	(3)	31.7	33.6	(5)
Degree days (electric utility service area):
Cooling	1,198	1,238	(3)	1,734	1,869	(7)
Heating	5	12	(58)	1,707	2,302	(26)

(1)	Includes 4.0 and 4.7 million MWh for the three months ended September 30, 2012 and 2011, respectively, and 10.0 and 14.0 million MWh for the nine months ended September 30, 2012 and 2011, respectively, related to Kewaunee, State Line, Salem Harbor, Brayton Point, Kincaid, and Elwood.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	Third Quarter 2012 vs. 2011 Increase (Decrease)		Year-To-Date 2012 vs. 2011 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)

Merchant generation margin	$(20)	$(0.04)	$(96)	$(0.17)
Regulated electric sales:
Weather	(29)	(0.05)	(88)	(0.16)
Other	19	0.03	34	0.06
Brayton Point, Kincaid and Elwood third quarter 2011 earnings(1)	(9)	(0.02)	(9)	(0.02)
Rate adjustment clause equity return	6	0.01	7	0.01
PJM ancillary services	(3)	(0.01)	(28)	(0.05)
Net capacity expenses	3	0.01	18	0.04
Outage costs	5	0.01	21	0.04
Other	11	0.02	26	0.05
Share accretion	—	0.01	—	0.01

Change in net income contribution	$(17)	$(0.03)	$(115)	$(0.19)

(1)	Brayton Point’s, Kincaid’s and Elwood’s third quarter 2012 results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision, in the third quarter of 2012, to pursue the sale of these three power stations.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	Third Quarter			Year-To-Date
	2012	2011	% Change	2012	2011	% Change
Gas distribution throughput (bcf):
Sales	2	2	—%	17	22	(23)%
Transportation	40	33	21	185	188	(2)
Heating degree days (gas distribution service area)	142	88	61	3,030	3,844	(21)
Average gas distribution customer accounts (thousands)(1):
Sales	245	251	(2)	249	253	(2)
Transportation	1,037	1,029	1	1,046	1,044	—

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	Third Quarter 2012 vs. 2011 Increase (Decrease)		Year-To-Date 2012 vs. 2011 Increase (Decrease)
	Amount	EPS	Amount	EPS
(millions, except EPS)
Weather	$1	$—	$(6)	$(0.01)
Producer services margin	7	0.01	(8)	(0.01)
Gas transmission margin	—	—	(6)	(0.01)
Other	1	—	14	0.02

Change in net income contribution	$9	$0.01	$(6)	$(0.01)

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	Third Quarter			Year-To-Date
	2012	2011	$ Change	2012	2011	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$(326)	$(147)	$(179)	$(397)	$(183)	$(214)
Specific items attributable to corporate operations	9	12	(3)	9	4	5

Total specific items	(317)	(135)	(182)	(388)	(179)	(209)
Other corporate operations	(60)	(73)	13	(178)	(223)	45

Total net benefit (expense)	$(377)	$(208)	$(169)	$(566)	$(402)	$(164)
EPS impact	$(0.66)	$(0.36)	$(0.30)	$(0.99)	$(0.70)	$(0.29)

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items.

Other Corporate Operations

Year-To-Date 2012 vs. 2011

Net expenses decreased primarily due to lower state income tax expense and lower net interest expense.

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	Third Quarter			Year-To-Date
	2012	2011	$ Change	2012	2011	$ Change
(millions)
Net income	$415	$297	$118	$830	$816	$14

Overview

Third Quarter 2012 vs. 2011

Net income increased by 40% primarily due to the absence of restoration costs recorded in 2011 associated with damage caused by Hurricane Irene, the absence of a charge recorded in 2011 related to the impairment of SO2 emissions allowances not expected to be consumed due to CSAPR, partially offset by the impact of less favorable weather.

Year-To-Date 2012 vs. 2011

Net income increased by 2%. Favorable drivers include the absence of restoration costs recorded in 2011 associated with damage caused by Hurricane Irene, the absence of a charge recorded in 2011 related to the impairment of SO2 emissions allowances not expected to be consumed due to CSAPR, and the impact of favorable economic conditions on customer usage and other factors. Unfavorable drivers include the restoration costs associated with damage caused by late June 2012 summer storms and the impact of less favorable weather.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	Third Quarter			Year-To-Date
	2012	2011	$ Change	2012	2011	$ Change
(millions)
Operating revenue	$2,086	$2,177	$(91)	$5,596	$5,691	$(95)
Electric fuel and other energy-related purchases	634	746	(112)	1,850	1,922	(72)
Purchased electric capacity	86	108	(22)	296	342	(46)

Net revenue	1,366	1,323	43	3,450	3,427	23

Other O&M	369	514	(145)	1,117	1,172	(55)
Depreciation and amortization	203	184	19	579	533	46
Other taxes	48	57	(9)	179	172	7
Other income	25	25	—	65	64	1
Interest and related charges	97	114	(17)	297	290	7
Income tax expense	259	182	77	513	508	5

An analysis of Virginia Power’s results of operations follows:

Third Quarter 2012 vs. 2011

Net revenue increased 3%, primarily reflecting:

•	An increase in rate adjustment clause revenue ($54 million); and

•

A $7 million increase related to PJM ancillary revenues reflecting the absence of an accrual for anticipated billing adjustments from PJM for certain ancillary revenues recognized in 2011 and 2010 ($35 million), partially offset by other ancillary revenue decreases ($28 million); partially offset by

•

The impact ($22 million) of a decrease in sales to retail customers primarily due to a decrease in cooling degree days ($65 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($43 million).

Other O&M decreased 28%, primarily reflecting:

•	A $121 million decrease due to the absence of restoration costs recorded in 2011 associated with damage caused by Hurricane Irene; and

•	A $43 million decrease due to the absence of impairment charges recorded in 2011 related to excess SO2 emission allowances resulting from CSAPR; partially offset by

•	A $26 million increase in certain electric transmission-related expenditures. These expenses are recovered through FERC rates.

Depreciation and amortization increased 10%, primarily due to property additions.

Interest and related charges decreased 15%, primarily due to the absence of interest accrued in 2011 relating to resolutions with taxing authorities ($11 million) and higher capitalized interest related to AFUDC as a result of construction and expansion projects ($3 million).

Income tax expense increased 42%, primarily reflecting higher pre-tax income in 2012.

Year-To-Date 2012 vs. 2011

Net revenue increased 1%, primarily reflecting:

•	An increase in rate adjustment clause revenue ($113 million);

•	A decrease in net capacity expenses ($28 million); and

•	The absence of a 2011 deferred fuel adjustment ($9 million); partially offset by

•

The impact ($110 million) of a decrease in sales to retail customers primarily due to a decrease in cooling and heating degree days ($209 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($99 million); and

•

A $15 million decrease related to PJM ancillary revenues reflecting ancillary revenue decreases ($50 million), partially offset by the absence of an accrual for anticipated billing adjustments from PJM for certain ancillary revenues recognized in 2011 and 2010 ($35 million).

Other O&M decreased 5%, primarily reflecting:

•	A $121 million decrease due to the absence of restoration costs recorded in 2011 associated with damage caused by Hurricane Irene;

•	A $43 million decrease due to the absence of impairment charges recorded in 2011 related to excess SO2 emission allowances resulting from CSAPR; and

•	A $27 million decrease attributable to increased deferrals for construction activities related to regulated operations.

These decreases were partially offset by:

•	A $61 million increase in certain electric transmission-related expenditures. These expenses are recovered through FERC rates;

•	A $47 million increase in storm damage and service restoration costs primarily due to the damage caused by late June 2012 summer storms; and

•	A $29 million increase in planned outage costs due to an increase in scheduled outage days at certain nuclear generation facilities.

Depreciation and amortization increased 9%, primarily due to property additions.

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	Third Quarter			Year-To-Date
	2012	2011	$ Change	2012	2011	$ Change
(millions)
DVP	$128	$127	$1	$335	$342	$(7)
Dominion Generation	283	289	(6)	534	598	(64)

Primary operating segments	411	416	(5)	869	940	(71)
Corporate and Other	4	(119)	123	(39)	(124)	85

Consolidated	$415	$297	$118	$830	$816	$14

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	Third Quarter			Year-To-Date
	2012	2011	% Change	2012	2011	% Change
Electricity delivered (million MWh)	23.0	23.1	—%	61.7	63.9	(3)%
Degree days (electric distribution service area):
Cooling	1,198	1,238	(3)	1,734	1,869	(7)
Heating	5	12	(58)	1,707	2,302	(26)
Average electric distribution customer accounts (thousands)(1)	2,457	2,438	1	2,452	2,436	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s DVP segment’s net income contribution:

	Third Quarter 2012 vs. 2011 Increase (Decrease)	Year-To-Date 2012 vs. 2011 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(11)	$(39)
Other	7	19
FERC transmission equity return	3	15
Storm damage and service restoration(1)	2	13
Other	—	(15)

Change in net income contribution	$1	$(7)

(1)	Excludes restoration costs associated with damage caused by late June 2012 summer storms and Hurricane Irene reflected in the Corporate and Other segment.

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	Third Quarter			Year-To-Date
	2012	2011	% Change	2012	2011	% Change
Electricity supplied (million MWh):	23.1	23.1	—%	61.8	63.9	(3)%
Degree days (electric utility service area):
Cooling	1,198	1,238	(3)	1,734	1,869	(7)
Heating	5	12	(58)	1,707	2,302	(26)

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s Dominion Generation segment’s net income contribution:

	Third Quarter 2012 vs. 2011 Increase (Decrease)	Year-To-Date 2012 vs. 2011 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(29)	$(88)
Other	19	34
Rate adjustment clause equity return	6	7
PJM ancillary services	(3)	(28)
Net capacity expenses	3	18
Outage costs	4	(14)
Other	(6)	7

Change in net income contribution	$(6)	$(64)

Corporate and Other

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items.

Selected Information - Energy Trading Activities

Dominion engages in energy trading, marketing and hedging activities to complement its businesses and facilitate its price risk management activities. As part of these operations, Dominion enters into contracts for purchases and sales of energy-related commodities, including electricity, natural gas and other energy-related products. Settlements of contracts may require physical delivery of the underlying commodity or cash settlement. Dominion also enters into contracts with the objective of benefiting from changes in prices. For example, after entering into a contract to purchase a commodity, Dominion typically enters into a sales contract, or a combination of sales contracts, with quantities and delivery or settlement terms that are identical or very similar to those of the purchase contract. When the purchase and sales contracts are settled either by physical delivery of the underlying commodity or by net cash settlement, Dominion may receive a net cash margin (a realized gain), or may pay a net cash margin (a realized loss). Dominion continually monitors its contract positions, considering location and timing of delivery or settlement for each energy commodity in relation to market price activity.

A summary of the changes in the unrealized gains and losses recognized for Dominion’s energy-related derivative instruments held for trading purposes follows:

Amount
(millions)
Net unrealized gain at December 31, 2011	$20
Contracts realized or otherwise settled during the period	4
Change in unrealized gains and losses	50

Net unrealized gains at September 30, 2012	$74

The balance of net unrealized gains and losses recognized for Dominion’s energy-related derivative instruments held for trading purposes at September 30, 2012, is summarized in the following table based on the approach used to determine fair value:

Maturity Based on Contract Settlement or Delivery Date(s)
Sources of Fair Value	2012	2013 - 2014	2015 - 2016	2017 and thereafter	Total
Prices actively quoted - Level 1(1)	$—	$—	$—	$—	$—
Prices provided by other external sources - Level 2(2)	16	52	5	—	73
Prices based on models and other valuation methods - Level 3(3)	—	3	—	(2)	1

Total	$16	$55	$5	$(2)	$74

(1)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(2)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(3)	Values with a significant amount of inputs that are not observable for the instrument.

Liquidity and Capital Resources

Dominion and Virginia Power depend on both internal and external sources of liquidity to provide working capital and to fund capital requirements. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At September 30, 2012, Dominion had $2.1 billion of unused capacity under its credit facilities, including $1.1 billion of unused capacity under joint credit facilities available to Virginia Power.

The sales of Salem Harbor and State Line, which were classified as discontinued operations in the second quarter of 2012, are not expected to negatively impact Dominion’s liquidity.

The decision to cease generation operations at Kewaunee in 2013 and commence decommissioning of the facility is not expected to negatively impact Dominion’s liquidity. Dominion believes that the amounts currently available in Kewaunee’s decommissioning trust and their expected earnings will be sufficient to cover expected decommissioning costs.

A summary of Dominion’s cash flows is presented below:

	2012	2011
(millions)
Cash and cash equivalents at January 1	$102	$62
Cash flows provided by (used in):
Operating activities	3,462	2,398
Investing activities	(2,784)	(2,364)
Financing activities	(699)	116

Net increase (decrease) in cash and cash equivalents	(21)	150

Cash and cash equivalents at September 30	$81	$212

A summary of Virginia Power’s cash flows is presented below:

	2012	2011
(millions)
Cash and cash equivalents at January 1	$29	$5
Cash flows provided by (used in):
Operating activities	2,287	1,697
Investing activities	(1,551)	(1,431)
Financing activities	(744)	(247)

Net increase (decrease) in cash and cash equivalents	(8)	19

Cash and cash equivalents at September 30	$21	$24

Operating Cash Flows

Net cash provided by Dominion’s operating activities increased by approximately $1.1 billion, primarily due to higher deferred fuel cost recoveries in its Virginia jurisdiction, lower margin collateral requirements, changes in other working capital items and income tax refunds in 2012 as compared to income tax payments in 2011. The increase was partially offset by lower merchant generation margins and the impact of less favorable weather.

Net cash provided by Virginia Power’s operating activities increased by $590 million, primarily due to higher deferred fuel cost recoveries in its Virginia jurisdiction and net changes in other working capital items. The increase was partially offset by higher income tax payments and the impact of less favorable weather.

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

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of September 30, 2012 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$349	$5	$344
Non-investment grade(2)	5	—	5
No external ratings:
Internally rated – investment grade(3)	82	—	82
Internally rated – non-investment grade(4)	93	—	93

Total	$529	$5	$524

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 36% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 8% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 11% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. At September 30, 2012, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

Investing Cash Flows

Net cash used in Dominion’s investing activities increased by $420 million primarily due to higher capital expenditures, mainly related to investments in growth projects, and lower restricted cash reimbursements for the purpose of funding certain qualifying construction projects.

Net cash used in Virginia Power’s investing activities increased by $120 million, primarily due to lower restricted cash reimbursements for the purpose of funding certain qualifying construction projects.

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

For the nine months ended September 30, 2012, net cash used in Dominion’s financing activities was $699 million as compared to net cash provided by financing activities of $116 million in 2011, primarily due to lower net debt issuances in 2012 as a result of higher cash inflow from operations, partially offset by higher issuances of common stock in 2012 and the absence of the repurchase of common stock recorded in 2011.

Net cash used in Virginia Power’s financing activities increased $497 million, primarily due to net debt repayments in 2012 as compared to net debt issuances in 2011 as a result of higher cash inflow from operations.

See Note 14 to the Consolidated Financial Statements in this report for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions.

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of September 30, 2012, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. Also, as disclosed in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, modifications were made to certain debt covenants in Virginia Power’s Indenture of Mortgage, primarily for ease of administration. No mortgage bonds are outstanding. As of September 30, 2012, there have been no material changes to debt covenants, nor any events of default under the Companies’ debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of September 30, 2012, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations nor any material changes to planned capital expenditures as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Off-Balance Sheet Arrangements

As of September 30, 2012, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2011.

Future Issues and Other Matters

The following discussion of future issues and other information includes current developments of previously disclosed matters and new issues arising during the period covered by, and subsequent to, the dates of Dominion’s and Virginia Power’s Consolidated Financial Statements that may impact the Companies’ future results of operations, financial condition and/or cash flows. This section should be read in conjunction with Item 1. Business and Future Issues and Other Matters in Item 7. MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011 and Future Issues and Other Matters in Dominion’s and Virginia Power’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 23 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, Note 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and Note 15 in this report for additional information on various environmental matters.

Regulatory Matters

See Note 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, Note 9 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and Note 11 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and in this report for additional information on various regulatory matters.

Dominion NGL Pipelines

In May 2012, Dominion began construction of a $125 million pipeline project designed to transport approximately 27,000 barrels per day of ethane from its processing and fractionation facility being built near Natrium, West Virginia to an interconnect with the ATEX line of Enterprise near Follansbee, West Virginia. Dominion NGL Pipelines, LLC, a subsidiary of Dominion, will own the 58-mile pipeline and associated equipment. The facilities are anticipated to be available the later of January 1, 2014 or the date Enterprise commences operation of the ATEX line. Transportation services on the pipeline will be subject to FERC regulation under the Interstate Commerce Act.

Electric Transmission Projects

In August 2012, Virginia Power requested Virginia Commission approval of the Harrisonburg-to-Endless Caverns line. The proposed project is estimated to cost approximately $66 million. Subject to the receipt of applicable state and federal regulatory approvals, the Harrisonburg-to-Endless Caverns line is expected to be completed by May 2015.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011, Notes 9 and 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Notes 11 and 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and Notes 11 and 15 in this report for additional information on various legal matters.

Cove Point Export Project

Dominion is pursuing a liquefaction project at Cove Point, which would enable the facility to liquefy domestically-produced natural gas and export it as LNG. The project, which is expected to cost between approximately $2.5 and $3.5 billion, exclusive of financing costs, has a planned capacity of approximately 750 million cubic feet per day on the inlet and approximately 4.5 to 5 million metric tons per annum on the outlet. In March 2012, Cove Point entered into precedent agreements with two major companies, one of which is Sumitomo Corporation, pursuant to which Cove Point would provide liquefaction, storage and loading services but would not own or directly export the LNG. In October 2012, Dominion and the unnamed company terminated their precedent agreement by mutual consent. Dominion is in active negotiations with Sumitomo and multiple other potential customers for definitive terminal service agreements for the planned project capacity. Dominion expects to finalize the terminal service agreements by the end of this year.

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $175 million and $179 million as of September 30, 2012 and December 31, 2011, respectively. A hypothetical 10% unfavorable change in commodity prices of Dominion’s commodity-based financial derivative instruments held for trading purposes would have resulted in a decrease in fair value of approximately $15 million and $8 million as of September 30, 2012 and December 31, 2011, respectively.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of September 30, 2012 or December 31, 2011.

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

Interest Rate Risk

Dominion and Virginia Power manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in annual earnings at September 30, 2012 or December 31, 2011.

Additionally, Dominion and Virginia Power may use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of September 30, 2012, Dominion and Virginia Power had $2.2 billion and $1.2 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $31 million and $20 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at September 30, 2012.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $87 million, $22 million and $54 million for the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $239 million and $52 million for the nine months ended September 30, 2012 and for the year ended December 31, 2011, respectively, and a net decrease in unrealized gains on these investments of $118 million for the nine months ended September 30, 2011.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $32 million, $8 million and $24 million for the nine months ended September 30, 2012 and 2011 and for the year ended December 31, 2011, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $101 million and $25 million for the nine months ended September 30, 2012 and for the year ended December 31, 2011, respectively, and a net decrease in unrealized gains on these investments of $43 million for the nine months ended September 30, 2011.

Dominion sponsors employee pension and OPEB plans, in which Dominion’s and Virginia Power’s employees participate, that hold investments in trusts to fund benefit payments. If the values of investments held in these trusts decline, it will result in future increases in the periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of contributions to be made to the employee benefit plans.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, Dominion and Virginia Power are alleged to be in violation or in default under orders, statutes, rules or regulations relating to the environment, compliance plans imposed upon or agreed to by the Companies, or permits issued by various local, state and/or federal agencies for the construction or operation of facilities. Administrative proceedings may also be pending on these matters. In addition, in the ordinary course of business, the Companies and their subsidiaries are involved in various legal proceedings. Other than the matter discussed below, there have been no material changes to the legal proceedings reported in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Dominion believes that it complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. The CAA authorizes maximum civil penalties of $25,000 to $37,500 per day, per violation at each generating unit, depending on the date of the alleged violation. In addition to any such penalties that may be awarded, an adverse outcome could require substantial capital expenditures or affect the timing of currently budgeted capital expenditures. Dominion is currently in settlement discussions to resolve these matters. There can be no assurance that Dominion will reach a settlement with the EPA. However, in the past, the EPA has settled similar claims with other energy companies requiring them to pay civil penalties and/or undertake mitigation projects. Dominion has accrued a liability of $13 million, which represents its best estimate of the probable loss related to civil penalties and mitigation projects in this matter, assuming Dominion is able to reach settlement with the EPA and based on the EPA’s settlement of similar claims with other energy companies. Dominion does not believe that final resolution of the matter will have a material adverse effect on its results of operations, financial condition or cash flows.

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are a party:

•	Notes 14 and 23 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2011.

•	Notes 9 and 12 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

•	Notes 11 and 14 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

•	Notes 11 and 15 in this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
7/1/12-7/31/12	329	$54.00	—	19,629,059 shares/ $1.18 billion
8/1/12-8/31/12	—	—	—	19,629,059 shares/ $1.18 billion
9/1/12-9/30/12	2,107	52.48	—	19,629,059 shares/ $1.18 billion

Total	2,436	$52.69	—	19,629,059 shares/ $1.18 billion

(1)	In July and September 2012, 329 shares and 2,107 shares, respectively, were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion BOD in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion BOD was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q for the quarter ended March 30, 2011 filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 13, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489); Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K filed August 15, 2011, File No. 1-8489); Forty-Fifth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.3, Form 8-K filed September 13, 2012, File No. 1-8489); Forty-Sixth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.4, Form 8-K filed September 13, 2012, File No. 1-8489); Forty-Seventh Supplemental Indenture, dated September 1, 2012 (Exhibit 4.5, Form 8-K filed September 13, 2012, File No. 1-8489).	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2.a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2.b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 25, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X

^	This exhibit will not be deemed “filed” by Virginia Electric and Power Company for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Virginia Electric and Power Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

October 25, 2012	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting and Controller (Chief Accounting Officer)

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

October 25, 2012	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q for the quarter ended March 30, 2011 filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 13, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489); Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011 (Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K filed March 7, 2011, File No. 1-8489); Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K filed August 15, 2011, File No. 1-8489); Forty-Fifth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.3, Form 8-K filed September 13, 2012, File No. 1-8489); Forty-Sixth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.4, Form 8-K filed September 13, 2012, File No. 1-8489); Forty-Seventh Supplemental Indenture, dated September 1, 2012 (Exhibit 4.5, Form 8-K filed September 13, 2012, File No. 1-8489).	X

12.1	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.2.a	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.2.b	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 25, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X

^	This exhibit will not be deemed “filed” by Virginia Electric and Power Company for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Virginia Electric and Power Company specifically incorporates it by reference.