Form 10-K
period 2012-12-31
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2013-02-28
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

The aggregate market value of Dominion Resources, Inc. common stock held by non-affiliates of Dominion was approximately $30.0 billion based on the closing price of Dominion’s common stock as reported on the New York Stock Exchange as of the last day of Dominion’s most recently completed second fiscal quarter. Dominion is the sole holder of Virginia Electric and Power Company common stock. As of January 31, 2013, Dominion had 576,309,631 shares of common stock outstanding and Virginia Power had 274,723 shares of common stock outstanding.

DOCUMENT INCORPORATED BY REFERENCE.

Portions of Dominion’s 2013 Proxy Statement are incorporated by reference in Part III.

This combined Form 10-K represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Power makes no representations as to the information relating to Dominion’s other operations.

Dominion Resources, Inc. and

Virginia Electric and Power Company

Glossary of Terms

The following abbreviations or acronyms used in this Form 10-K are defined below:

Abbreviation or Acronym	Definition
2009 Base Rate Review	Order entered by the Virginia Commission in January 2009, pursuant to the Regulation Act, initiating reviews of the base rates and terms and conditions of all investor-owned utilities in Virginia
2013 Proxy Statement	Dominion 2013 Proxy Statement, File No. 001-08489
ABO	Accumulated benefit obligation
AES	Alternative Energy Solutions
AFUDC	Allowance for funds used during construction
AIP	Annual Incentive Plan
AMI	Advanced Metering Infrastructure
AMR	Automated meter reading program deployed by East Ohio
AOCI	Accumulated other comprehensive income (loss)
AROs	Asset retirement obligations
ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA
ASA	Average Speed of Answer, a primary metric used to measure customer service
ASLB	Atomic Safety and Licensing Board
ATEX line	Appalachia to Texas Express ethane line
bcf	Billion cubic feet
Bear Garden	A 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia
Biennial Review Order	Order issued by the Virginia Commission in November 2011 concluding the 2009 - 2010 biennial review of Virginia Power’s base rates, terms and conditions
Blue Racer	Blue Racer Midstream, LLC
BOEM	Bureau of Ocean Energy Management
BP	BP Wind Energy North America Inc.
Brayton Point	Brayton Point power station
BREDL	Blue Ridge Environmental Defense League
Bremo	Bremo power station
BRP	Dominion Retirement Benefit Restoration Plan
Brunswick County	A proposed 1,358 MW combined cycle, natural gas-fired power station in Brunswick County, Virginia
CAA	Clean Air Act
Caiman	Caiman Energy II, LLC
CAIR	Clean Air Interstate Rule
CAO	Chief Accounting Officer
Carson-to-Suffolk line	Virginia Power 60-mile 500 kV transmission line in southeastern Virginia
CD&A	Compensation Discussion and Analysis
CDO	Collateralized debt obligation
CEO	Chief Executive Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CGN Committee	Compensation, Governance and Nominating Committee of Dominion’s Board of Directors
Chesapeake	Chesapeake power station
CNG	Consolidated Natural Gas Company
CNO	Chief Nuclear Officer
CO2	Carbon dioxide
COL	Combined Construction Permit and Operating License
Companies	Dominion and Virginia Power, collectively
CONSOL	CONSOL Energy, Inc.
COO	Chief Operating Officer
Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Cove Point	Dominion Cove Point LNG, LP
CSAPR	Cross State Air Pollution Rule
CWA	Clean Water Act
DCI	Dominion Capital, Inc.
DEI	Dominion Energy, Inc.
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
DOE	Department of Energy
Dominion

The legal entity, Dominion Resources, Inc., one or more of Dominion Resources, Inc.’s consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

Glossary of Terms, continued

Abbreviation or Acronym	Definition
Dominion Direct®	A dividend reinvestment and open enrollment direct stock purchase plan
Dooms-to-Bremo line	Virginia Power project to rebuild approximately 43 miles of existing 115 kV to 230 kV lines, between the Dooms and Bremo substations
Dooms-to-Lexington line	Virginia Power project to rebuild approximately 39 miles of an existing 500 kV line, between the Dooms and Lexington substations
DPP	Dominion’s Defined Benefit Pension Plan
DRS	Dominion Resources Services, Inc.
DSM	Demand-side management
DTI	Dominion Transmission, Inc.
DVP	Dominion Virginia Power operating segment
E&P	Exploration & production
East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio
EGWP	Employer Group Waiver Plan
Elwood	Elwood power station
Enterprise	Enterprise Product Partners, L.P.
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPS	Earnings per share
ERISA	The Employment Retirement Income Security Act of 1974
ERM	Enterprise Risk Management
ERO	Electric Reliability Organization
ESRP	Dominion Executive Supplemental Retirement Plan
Excess Tax Benefits	Benefits of tax deductions in excess of the compensation cost recognized for stock-based compensation
Fairless	Fairless power station
FASB	Financial Accounting Standards Board
FCM	Futures Commission Merchant
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings Ltd.
Fowler Ridge	A wind-turbine facility joint venture with BP in Benton County, Indiana
Frozen Deferred Compensation Plan	Dominion Resources, Inc. Executives’ Deferred Compensation Plan
Frozen DSOP	Dominion Resources, Inc. Security Option Plan
FTRs	Financial transmission rights
GAAP	U.S. generally accepted accounting principles
GHG	Greenhouse gas
GWSA	Global Warming Solutions Act
Harrisonburg-to-Endless Caverns line	Virginia Power project to construct a 20-mile 230 kV line from the Harrisonburg substation to the Endless Caverns substation
Hayes-to-Yorktown line	Virginia Power project to construct an approximately eight-mile 230 kV transmission line in southeastern Virginia
Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day
Hope	Hope Gas, Inc., doing business as Dominion Hope
INPO	Institute of Nuclear Power Operations
IRC	Internal Revenue Code
IRS	Internal Revenue Service
ISO	Independent system operator
ISO-NE	ISO New England
Joint Committee	U.S. Congressional Joint Committee on Taxation
June 2006 hybrids	2006 Series A Enhanced Junior Subordinated Notes due 2066
June 2009 hybrids	2009 Series A Enhanced Junior Subordinated Notes due 2064, subject to extensions no later than 2079
Juniper	Juniper Capital L.P.
Kewaunee	Kewaunee nuclear power station
Kincaid	Kincaid power station
kV	Kilovolt
kWh	Kilowatt-hour
LIBOR	London Interbank Offered Rate
LIFO	Last-in-first-out inventory method
LNG	Liquefied natural gas
LTIP	Long-term incentive program
MATS	Utility Mercury and Air Toxics Standard Rule
Manchester Street	Manchester Street power station

Abbreviation or Acronym	Definition
mcf	million cubic feet
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Meadow Brook-to-Loudoun line	Virginia Power 65-mile 500 kV transmission line that begins in Warren County, Virginia and terminates in Loudoun County, Virginia
Medicare Act	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
Medicare Part D	Prescription drug benefit introduced in the Medicare Act
MF Global	MF Global Inc.
MGD	Million gallons a day
Millstone	Millstone nuclear power station
MISO	Midwest Independent Transmission System Operators, Inc.
Moody’s	Moody’s Investors Service
Mt. Storm-to-Doubs line	Virginia Power project to rebuild approximately 96 miles of an existing 500 kV transmission line in Virginia and West Virginia
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NCEMC	North Carolina Electric Membership Corporation
NedPower	A wind-turbine facility joint venture with Shell in Grant County, West Virginia
NEIL	Nuclear Electric Insurance Limited
NEOs	Named executive officers
NERC	North American Electric Reliability Corporation
NGLs	Natural gas liquids
NO2	Nitrogen dioxide
Non-Employee Directors Plan	Non-Employee Directors Compensation Plan
North Anna	North Anna nuclear power station
North Branch	North Branch power station
North Carolina Commission	North Carolina Utilities Commission
North Carolina Settlement Approval Order

Order issued by the North Carolina Commission in December 2010 approving the Stipulation and Settlement Agreement filed by Virginia Power in connection with the ending of its North Carolina base rate moratorium

NOX	Nitrogen oxide
NPDES	National Pollutant Discharge Elimination System
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
NYSE	New York Stock Exchange
ODEC	Old Dominion Electric Cooperative
Ohio Commission	Public Utilities Commission of Ohio
OSHA	Occupational Safety and Health Administration
PBGC	Pension Benefit Guaranty Corporation
Peoples	The Peoples Natural Gas Company
Pipeline Safety Act	The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011
PIPP	Percentage of Income Payment Plan
PIR	Pipeline Infrastructure Replacement program deployed by East Ohio
PJM	PJM Interconnection, LLC
PM&P	Pearl Meyer & Partners
PNG Companies LLC	An indirect subsidiary of Steel River Infrastructure Fund North America
ppb	Parts-per-billion
Radnor Heights Project	Virginia Power project to construct three new 230 kV underground transmission lines totaling approximately 6 miles and the associated Radnor Heights substation in Arlington County, Virginia
RCCs	Replacement Capital Covenants
RCRA	Resource Conservation and Recovery Act
Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act

REIT	Real estate investment trust
RGGI	Regional Greenhouse Gas Initiative
Rider A1	A rate adjustment clause to reduce anticipated over-collected fuel expense for the second half of 2012, effective November 1, 2012 to December 31, 2012
Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass

Abbreviation or Acronym	Definition
Rider BW	A rate adjustment clause associated with the recovery of costs related to Brunswick County
Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden
Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center
Rider T	A rate adjustment clause associated with the recovery of certain electric transmission-related expenditures
Rider T1

A rate adjustment clause to recover the difference between revenues produced from current Rider T rates included in base rates, and the new revenue requirement developed for the rate year beginning September 1, 2012

Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County
Riders C1 and C2	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs
Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in the 2011 DSM case
ROE	Return on equity
ROIC	Return on invested capital
RPS	Renewable Portfolio Standard
RTEP	Regional transmission expansion plan
RTO	Regional transmission organization
SAFSTOR

A method of nuclear decommissioning, as defined by the NRC, in which a nuclear facility is placed and maintained in a condition that allows the facility to be safely stored and subsequently decontaminated to levels that permit release for unrestricted use

SAIDI	System Average Interruption Duration Index, metric used to measure electric service reliability
Salem Harbor	Salem Harbor power station
SEC	Securities and Exchange Commission
September 2006 hybrids	2006 Series B Enhanced Junior Subordinated Notes due 2066
Shell	Shell WindEnergy, Inc.
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.
State Line	State Line power station
Surry	Surry nuclear power station
Surry-to-Skiffes Creek-to-Whealton lines

Virginia Power project to construct a 7-mile 500 kV line from Surry to the proposed Skiffes Creek Switching Station and a 20-mile 230 kV line from the proposed Skiffes Creek Switching Station to the Whealton substation

TGP	Tennessee Gas Pipeline Company
TSR	Total shareholder return
U.S.	United States of America
U.S. DOT	United States Department of Transportation
UAO	Unilateral Administrative Order
UEX Rider	Uncollectible Expense Rider
VEBA	Voluntary Employees’ Beneficiary Association
VIE	Variable interest entity
Virginia City Hybrid Energy Center	A 600 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia
Virginia Commission	Virginia State Corporation Commission
Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries
Virginia Settlement Approval Order	Order issued by the Virginia Commission in March 2010 concluding Virginia Power’s 2009 Base Rate Review
Warren County	A 1,329 MW combined-cycle, natural gas-fired power station under construction in Warren County, Virginia
Waxpool-Brambleton-BECO line	Virginia Power project to construct an approximately 1.5-mile double circuit 230 kV line to a new Waxpool substation, and a new 230 kV line between the Brambleton and BECO substations
West Virginia Commission	Public Service Commission of West Virginia
Yorktown	Yorktown power station

Part I

Item 1. Business

GENERAL

Dominion, headquartered in Richmond, Virginia and incorporated in Virginia in 1983, is one of the nation’s largest producers and transporters of energy. Dominion’s strategy is to be a leading provider of electricity, natural gas and related services to customers primarily in the eastern region of the U.S. Dominion’s portfolio of assets includes approximately 27,500 MW of generating capacity, 6,300 miles of electric transmission lines, 56,900 miles of electric distribution lines, 11,000 miles of natural gas transmission, gathering and storage pipeline and 21,800 miles of gas distribution pipeline, exclusive of service lines of two inches in diameter or less. Dominion also operates one of the nation’s largest underground natural gas storage systems, with approximately 947 bcf of storage capacity, and serves nearly 6 million utility and retail energy customers in 15 states.

Dominion is focused on expanding its investment in regulated electric generation, transmission and distribution and regulated natural gas transmission and distribution infrastructure within and around its existing footprint. Dominion expects this will continue to increase its earnings contribution from regulated operations, while reducing the sensitivity of its earnings to commodity prices.

Dominion continues to expand and improve its regulated electric and natural gas businesses, in accordance with its five-year capital investment program. A major impetus for this program is to meet the anticipated increase in electricity demand in its electric utility service territory. Other drivers for the capital investment program include the construction of infrastructure to handle the increase in natural gas production from the Marcellus and Utica Shale formations; and to upgrade Dominion’s gas distribution and electric transmission and distribution networks. Planned investments to gather and process natural gas production from the Utica Shale formation, in eastern Ohio and western Pennsylvania, are expected to be made by the newly-formed Blue Racer joint venture.

Dominion’s nonregulated operations include merchant generation, energy marketing and price risk management activities and retail energy marketing operations. Dominion is in the process of transitioning to a more regulated earnings mix as evidenced by its capital investments in regulated infrastructure, as well as dispositions of certain merchant generation facilities during 2012 and its announcement that other merchant generation facilities are expected to be sold or decommissioned in 2013. Dominion’s operations are conducted through various subsidiaries, including Virginia Power.

Virginia Power, headquartered in Richmond, Virginia and incorporated in Virginia in 1909 as a Virginia public service corporation, is a regulated public utility that generates, transmits and distributes electricity for sale in Virginia and North Carolina. In Virginia, Virginia Power conducts business under the name “Dominion Virginia Power” and primarily serves retail customers. In North Carolina, it conducts business under the name “Dominion North Carolina Power” and serves retail customers located in the northeastern region of the state, excluding certain municipalities. In addition, Virginia Power sells electricity at wholesale prices to rural electric cooperatives, municipalities and into wholesale electricity markets. All of Virginia Power’s common stock is owned by Dominion.

Amounts disclosed for Dominion are inclusive of Virginia Power, where applicable.

EMPLOYEES

As of December 31, 2012, Dominion had approximately 15,500 full-time employees, of which approximately 5,800 employees are subject to collective bargaining agreements. As of December 31, 2012, Virginia Power had approximately 6,800 full-time employees, of which approximately 3,100 employees are subject to collective bargaining agreements.

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

SALE OF E&P PROPERTIES

In 2010, Dominion completed the sale of substantially all of its Appalachian E&P operations, including its rights to associated Marcellus acreage, to a subsidiary of CONSOL for approximately $3.5 billion. See Note 3 to the Consolidated Financial Statements for additional information. The historical results of the Appalachian E&P operations are included in the Dominion Energy segment.

SALE OF PEOPLES

In February 2010, Dominion completed the sale of Peoples to PNG Companies LLC and netted after-tax proceeds of approximately $542 million. The historical results of these operations are included in the Corporate and Other segment and presented in discontinued operations. See Note 3 to the Consolidated Financial Statements for additional information.

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

OPERATING SEGMENTS

Dominion manages its daily operations through three primary operating segments: DVP, Dominion Generation and Dominion Energy. Dominion also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) and the net impact of operations that are expected to be or are currently discontinued, which is discussed in Note 3 to the Consolidated Financial Statements. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

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

For additional financial information on operating segments, including revenues from external customers, see Note 25 to the

Consolidated Financial Statements. For additional information on operating revenue related to Dominion’s and Virginia Power’s principal products and services, see Notes 2 and 4 to the Consolidated Financial Statements, which information is incorporated herein by reference.

DVP

The DVP Operating Segment of Virginia Power includes Virginia Power’s regulated electric transmission and distribution (including customer service) operations, which serve approximately 2.5 million residential, commercial, industrial and governmental customers in Virginia and North Carolina.

DVP has announced its five-year investment plan, which includes spending approximately $4.5 billion from 2013 through 2017 to upgrade or add new transmission and distribution lines, substations and other facilities to meet growing electricity demand within its service territory and maintain reliability. The proposed electric delivery infrastructure projects are intended to address both continued customer growth and increases in electricity consumption by the typical consumer. In addition, data centers continue to contribute to anticipated demand growth, with an expected load of approximately 715 MW by the end of 2013.

Revenue provided by electric distribution operations is based primarily on rates established by state regulatory authorities and state law. Variability in earnings is driven primarily by changes in rates, weather, customer growth and other factors impacting consumption such as the economy and energy conservation, in addition to operating and maintenance expenditures. Operationally, electric distribution continues to focus on improving service levels while striving to reduce costs and link investments to operational results. As a result, electric service reliability and customer service have improved. The three-year average SAIDI has improved from 125 minutes at the end of 2007 to 105 minutes at the end of 2012. Likewise, ASA has also shown significant improvement. The three-year average ASA has improved from 57 seconds at the end of 2007 to 38 seconds at the end of 2012. Customer service options continue to be enhanced and expanded through the use of technology. Customers now have the ability to use the Internet for routine billing and payment transactions, connecting and disconnecting service, reporting outages and obtaining outage updates. Additionally, customers can follow progress of electric service restoration efforts following major outages by accessing Facebook or Twitter. In the future, safety, electric service reliability and customer service will remain key focal areas for electric distribution.

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

Dominion’s retail energy marketing operations compete in nonregulated energy markets. The retail business requires limited capital investment and currently employs approximately 190 people. The retail customer base includes 2.1 million customer accounts and is diversified across three product lines-natural gas, electricity and energy-related products and services. Dominion has a heavy concentration of natural gas customers in markets where utilities have a long-standing commitment to customer choice. Dominion pursues customers in electricity markets where utilities have divested of generation assets and where customers are permitted and have opted to purchase from the market. Major growth drivers are net customer additions, new market penetration, product development and expanded sales channels and supply optimization.

COMPETITION

DVP Operating Segment—Dominion and Virginia Power

Within Virginia Power’s service territory in Virginia and North Carolina, there is no competition for electric distribution service. Additionally, since its electric transmission facilities are integrated into PJM, electric transmission services are administered by PJM and are not subject to competition in relation to transmission service provided to customers within the PJM region. Virginia Power is seeing continued growth in new customers in its transmission and distribution operations. In its Order 1000 compliance filing, PJM has proposed tariff changes that, if approved by FERC, could allow certain transmission facilities to be constructed in Virginia Power’s service territory by entities other than Virginia Power beginning in 2013.

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

REGULATION

Virginia Power’s electric retail service, including the rates it may charge to jurisdictional customers, is subject to regulation by the Virginia Commission and the North Carolina Commission. Virginia Power’s wholesale electric transmission rates, tariffs and terms of service are subject to regulation by FERC. Electric transmission siting authority remains the jurisdiction of the Virginia and North Carolina Commissions. However, EPACT provides FERC with certain backstop authority for transmission siting. See State Regulations and Federal Regulations in Regulation and Note 13 to the Consolidated Financial Statements for additional information, including a discussion of the 2011 Biennial Review Order.

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

Each year, as part of PJM’s RTEP process, reliability projects are authorized. In December 2012, Virginia Power completed construction of the Hayes-to-Yorktown line at a total project cost of $79 million. This previously authorized PJM project was designed to improve the reliability of service to customers and the region. Previously approved PJM-authorized reliability projects such as the Waxpool-Brambleton-BECO line ($49 million), the Harrisonburg-to-Endless Caverns line ($66 million) the Radnor Heights Project ($81 million), and the Dooms-to-Bremo line ($65 million) continue to progress and are expected to be completed on time.

As part of subsequent annual PJM RTEP processes, PJM authorized additional electric transmission upgrade projects including the Mt. Storm-to-Doubs line ($350 million) in December 2010 and the Surry-to-Skiffes Creek-to-Whealton lines ($155 million) in 2012. Also approved as a reliability project in 2012 was the Dooms-to-Lexington line ($112 million). See Note 13 to the Consolidated Financial Statements for additional information regarding electric transmission projects.

In addition, Virginia Power’s electric distribution network includes approximately 56,900 miles of distribution lines, exclusive of service level lines, in Virginia and North Carolina. The grants for most of its electric lines contain rights-of-way that have been obtained from the apparent owners of real estate, but underlying titles have not been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many electric lines are on publicly-owned property, where permission to operate can be revoked.

SOURCES OF ENERGY SUPPLY

DVP Operating Segment—Dominion and Virginia Power

DVP’s supply of electricity to serve Virginia Power customers is produced or procured by Dominion Generation. See Dominion Generation for additional information.

DVP Operating Segment—Dominion

The supply of electricity to serve Dominion’s retail energy marketing customers is procured through market wholesalers and RTO or ISO transactions. The supply of gas to serve Dominion’s retail energy marketing customers is procured through market wholesalers or by Dominion Energy. See Dominion Energy for additional information.

SEASONALITY

DVP Operating Segment—Dominion and Virginia Power

DVP’s earnings vary seasonally as a result of the impact of changes in temperature, the impact of storms and other cata-

strophic weather events, and the availability of alternative sources for heating on demand by residential and commercial customers.

Generally, the demand for electricity peaks during the summer and winter months to meet cooling and heating needs. An increase in heating degree days for DVP’s electric-utility related operations does not produce the same increase in revenue as an increase in cooling degree days, due to seasonal pricing differentials and because alternative heating sources are more readily available.

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

Earnings for the Generation operating segment of Virginia Power primarily result from the sale of electricity generated by its utility fleet. Revenue is based primarily on rates established by state regulatory authorities and state law. Approximately 80% of revenue comes from serving Virginia jurisdictional customers. Rates for the Virginia jurisdiction are set using a modified cost-of-service rate model. The cost of fuel and purchased power is generally collected through fuel cost-recovery mechanisms established by regulators and does not materially impact net income. Variability in earnings for Virginia Power’s generation operations results from changes in rates, the demand for services, which is primarily weather dependent, and labor and benefit costs, as well as the timing, duration and costs of scheduled and unscheduled outages. See Electric Regulation in Virginia under Regulation and Note 13 to the Consolidated Financial Statements for additional information.

The Dominion Generation Operating Segment of Dominion includes Virginia Power’s generation facilities and its related energy supply operations described above as well as the generation operations of Dominion’s merchant fleet and energy marketing and price risk management activities for these assets. The Generation operating segment of Dominion derives its earnings primarily from the sale of electricity generated by Virginia Power’s utility and Dominion’s merchant generation assets, as well as from associated capacity and ancillary services.

Variability in earnings provided by Dominion’s merchant fleet relates to changes in market-based prices received for electricity and capacity. Market-based prices for electricity are largely dependent on commodity prices, primarily natural gas, and the demand for electricity, which is primarily dependent upon weather. Capacity prices are dependent upon resource requirements in relation to the supply available (both existing and new) in the forward capacity auctions, which are held approximately three years in advance of the associated delivery year. Dominion manages electric and capacity price volatility of its merchant fleet by hedging a substantial portion of its expected near-term sales with derivative instruments and also entering into long-term power sales agreements. However, earnings have been adversely impacted due to a sustained decline in commodity prices. This sustained decline in power prices in conjunction with Dominion’s regular strategic review of its portfolio of assets has led to its decision to pursue the sale or retirement of certain merchant generation assets, which is discussed in more detail below. Variability also results from changes in the cost of fuel consumed, labor and benefits and the timing, duration and costs of scheduled and unscheduled outages.

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

Dominion Generation’s merchant generation fleet owns and operates several facilities in the Midwest that operate within functioning RTOs. A significant portion of the output from these facilities is sold under long-term contracts, the majority of which expire between December 31, 2012 and December 31, 2013, and is therefore largely unaffected by price competition during the terms of these contracts. It was announced during the third quarter of 2012 that Dominion would pursue the sale of these Midwest assets, excluding its wind facilities. In the fourth quarter of 2012, Dominion announced that Kewaunee is expected to be decommissioned beginning in 2013.

Dominion Generation’s other merchant assets also operate within functioning RTOs and primarily compete on the basis of price. Competitors include other generating assets bidding to operate within the RTOs. These RTOs have clearly identified market rules that ensure the competitive wholesale market is functioning properly. Dominion Generation’s merchant units compete in the spot market with other generators to sell a variety of products including energy, capacity and ancillary services. It is difficult to compare various types of generation given the wide range of fuels, fuel procurement strategies, efficiencies and operating characteristics of the fleet within any given RTO. However, Dominion applies its expertise in operations, dispatch and risk management to maximize the degree to which its merchant fleet is competitive compared to similar assets within the region.

8

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

Dominion Generation Operating Segment—Dominion and Virginia Power

The generation capacity of Virginia Power’s electric utility fleet totals 17,708 MW. The generation mix is diversified and includes coal, nuclear, gas, oil, hydro and renewables. Virginia Power’s generation facilities are located in Virginia, West Virginia and North Carolina and serve load in Virginia and northeastern North Carolina.

Based on available generation capacity and current estimates of growth in customer demand in its utility service area, Virginia Power will need additional generation capacity over the next decade. Virginia Power has announced a comprehensive generation growth program, referred to as Powering Virginia, which involves the development, financing, construction and operation of new multi-fuel, multi-technology generation capacity to meet the anticipated growing demand in its core market in Virginia. Significant projects under construction or development are set forth below:

•

In February 2012, the Virginia Commission authorized the construction of Warren County which is estimated to cost approximately $1.1 billion, excluding financing costs. It is expected to generate approximately 1,329 MW of electricity when operational. Commercial operations are scheduled to commence by late 2014. In connection with the air permit process for Warren County, Virginia Power reached an agreement to permanently retire North Branch, a 74 MW coal-fired plant located in West Virginia, once Warren County begins commercial operations. During the fourth quarter of 2012, Virginia Power sold North Branch to a salvage company that plans to demolish the station and resell the land.

•

Virginia Power is converting three coal-fired Virginia generating stations to biomass, a renewable energy source. The conversions of the power stations in Altavista, Hopewell and Southampton County will increase Dominion’s renewable generation by more than 150 MW and are expected to cost approximately $157 million, excluding financing costs. Construction activities have started at all three sites, and these conversions are expected to be complete by the end of 2013.

•

Subject to the receipt of certain regulatory approvals, Virginia Power plans to construct Brunswick County, which is expected to generate approximately 1,358 MW when operational. If the project is approved, commercial operations are expected to commence in 2016, at an estimated cost of approximately $1.3 billion, excluding financing costs. A conditional use permit has been approved to allow for construction of the plant. Brunswick County would offset the expected reduction in capacity caused by the planned retirement of coal-fired units at Chesapeake and Yorktown by 2015 primarily due to the cost of compliance with MATS.

•

Subject to the necessary regulatory approvals, Virginia Power plans to convert Bremo Units 3 and 4 from coal to natural gas. This project would preserve the 227 MW of capacity from the units and is expected to cost approximately $53 million, excluding financing costs. The conversion process is expected to be complete in 2014 in compliance with the Virginia City Hybrid Energy Center air permit.

The Virginia City Hybrid Energy Center located in Wise County, Virginia started commercial operations in July 2012. The summer capacity of this clean coal generating facility is approximately 600 MW. The project cost was approximately $1.8 billion, excluding financing and supplemental costs.

In addition to the projects above, Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna. See Note 13 to the Consolidated Financial Statements for more information on this project.

Dominion Generation Operating Segment—Dominion

The generation capacity of Dominion’s merchant fleet totals 7,880 MW, including 3,954 MW of announced planned facility divestitures and decommissionings. The remaining generation mix is diversified and includes nuclear, gas, and renewables. Merchant generation facilities are located in Connecticut, Indiana, Pennsylvania, Rhode Island and West Virginia with a majority of that capacity concentrated in New England.

Dominion continually reviews its portfolio of assets to determine which assets fit strategically and support its objectives to improve ROIC and shareholder value. In connection with these efforts, previously Dominion had announced its intention to retire State Line and Salem Harbor. During the second quarter of 2012, Dominion sold State Line, which ceased operations in March 2012, and in August 2012, Dominion completed the sale of Salem Harbor. In the third quarter of 2012, Dominion announced its intention to pursue the sale of its coal-fired merchant power stations, Brayton Point and Kincaid, and its 50% equity method investment in Elwood. In April 2011, Dominion announced the decision to pursue the sale of Kewaunee. In the fourth quarter of 2012, Dominion announced plans to close and decommission Kewaunee after the company was unable to find a buyer for the nuclear facility. Kewaunee is expected to cease power production in the second quarter of 2013 and commence decommissioning activities.

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

Fossil Fuel—Dominion Generation primarily utilizes coal and natural gas in its fossil fuel plants.

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

Dominion Generation Operating Segment—Virginia Power

Presented below is a summary of Virginia Power’s actual system output by energy source:

Source	2012	2011	2010
Nuclear(1)	33%	28%	28%
Purchased power, net	27	33	29
Coal(2)	22	26	31
Natural gas	17	12	10
Other(3)	1	1	2
Total	100%	100%	100%

(1)	Excludes ODEC’s 11.6% ownership interest in North Anna.
(2)	Excludes ODEC’s 50.0% ownership interest in the Clover power station. The average cost of coal for 2012 Virginia in-system generation was $33.00 per MWh.
(3)	Includes oil, hydro and biomass.

SEASONALITY

Sales of electricity for Dominion Generation typically vary seasonally as a result of the impact of changes in temperature and the availability of alternative sources for heating on demand by residential and commercial customers. Generally, the demand for electricity peaks during the summer and winter months to meet cooling and heating needs. An increase in heating degree days does not produce the same increase in revenue as an increase in cooling degree days, due to seasonal pricing differentials at Virginia Power and because alternative heating sources are more readily available.

NUCLEAR DECOMMISSIONING

In June 2011, the NRC amended its regulations to improve decommissioning planning. As applied to the operators of nuclear power plants, these amendments require licensees to conduct operations in a manner minimizing introduction of residual radioactivity into the site, perform additional surveys, and maintain records of their results. In addition, the amendments make minor changes to financial assurance methods and require additional information on decommissioning and spent fuel management costs after a plant permanently ceases operations. The revised regulations became effective in December 2012 and did not significantly affect the decommissioning cost estimates or funding for Dominion’s or Virginia Power’s units.

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

The estimated cost to decommission Virginia Power’s four nuclear units is reflected in the table below and is primarily based upon site-specific studies completed in 2009. These cost studies are generally completed every four years. The current cost estimates assume decommissioning activities will begin shortly after cessation of operations, which will occur when the operating licenses expire. Virginia Power expects to decommission the Surry and North Anna units during the period 2032 to 2067.

Dominion Generation Operating Segment—Dominion

In addition to the four nuclear units discussed above, Dominion has three licensed, operating nuclear reactors, two at Millstone in Connecticut and one at Kewaunee in Wisconsin. A third Millstone unit ceased operations before Dominion acquired the power station. In October 2012, Dominion announced that it plans to cease operations at Kewaunee in 2013 and commence decommissioning activities using the SAFSTOR methodology. The planned decommissioning completion date is 2073, which is within the NRC allowed 60 year window.

As part of Dominion’s acquisition of both Millstone and Kewaunee, it acquired decommissioning funds for the related units. Any funds remaining in Kewaunee’s trust after decom-

10

missioning is completed are required to be refunded to Wisconsin ratepayers. Dominion believes that the amounts currently available in the decommissioning trusts and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units. Dominion will continue to monitor these trusts to ensure they meet the NRC financial assurance requirements, which may include, if needed, the use of parent company guarantees, surety bonding or other financial guarantees recognized by the NRC. The estimated cost to decommission Dominion’s eight units is reflected in the table below and is primarily based upon site-specific studies completed in 2009, with the exception of Kewaunee for which a site-specific study was initiated in 2012 and subsequently finalized in early 2013. For the Millstone operating units, the current cost estimate assumes decommissioning activities will begin shortly after cessation of operations, which will occur when the operating licenses expire. Millstone Unit 1 is in SAFSTOR decommissioning status and will continue to be monitored until full decommissioning activities begin for the remaining Millstone operating units. Dominion expects to start minor decommissioning activities at Millstone Unit 2 in 2035, with full decommissioning of Millstone Units 1, 2 and 3 following the permanent cessation of operations of Millstone Unit 3 during the period 2045 to 2069.

The estimated decommissioning costs and license expiration dates for the nuclear units owned by Dominion and Virginia Power are shown in the following table:

	NRC license expiration year	Most recent cost estimate (2012 dollars)(1)	Funds in trusts at December 31, 2012	2012 contributions to trusts
(dollars in millions)
Surry
Unit 1	2032	$496	$429	$0.6
Unit 2	2033	520	422	0.6
North Anna
Unit 1(2)	2038	432	342	0.4
Unit 2(2)	2040	443	322	0.3
Total (Virginia Power)		1,891	1,515	1.9
Millstone
Unit 1(3)	n/a	455	356	—
Unit 2	2035	568	444	—
Unit 3(4)	2045	671	437	—
Kewaunee				—
Unit 1	2033	666	578	—
Total (Dominion)		$4,251	$3,330	$1.9

(1)	The cost estimates shown above reflect reductions for the expected future recovery of certain spent fuel costs based on the Companies’ contracts with the DOE for disposal of spent nuclear fuel consistent with the reductions reflected in Dominion’s and Virginia Power’s nuclear decommissioning AROs.
(2)	North Anna is jointly owned by Virginia Power (88.4%) and ODEC (11.6%). However, Virginia Power is responsible for 89.26% of the decommissioning obligation. Amounts reflect 89.26% of the decommissioning cost for both of North Anna’s units.
(3)	Unit 1 permanently ceased operations in 1998, before Dominion’s acquisition of Millstone.
(4)	Millstone Unit 3 is jointly owned by Dominion Nuclear Connecticut, with a 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal Wholesale Electric Company and Green Mountain Power Corporation. Decommissioning cost is shown at Dominion’s ownership percentage. At December 31, 2012, the minority owners held approximately $28 million of trust funds related to Millstone Unit 3 that are not reflected in the table above.

Also see Note 14 and Note 22 to the Consolidated Financial Statements for further information about AROs and nuclear decommissioning, respectively.

Dominion Energy

Dominion Energy includes Dominion’s regulated natural gas distribution companies, regulated gas transmission pipeline and storage operations, natural gas gathering and by-products extraction activities, regulated LNG operations and its investment in the Blue Racer joint venture. Dominion Energy also includes producer services, which aggregates natural gas supply, engages in natural gas trading and marketing activities and natural gas supply management and provides price risk management services to Dominion affiliates.

The gas transmission pipeline and storage business serves gas distribution businesses and other customers in the Northeast, mid-Atlantic and Midwest. Included in Dominion’s gas transmission pipeline and storage business is its gas gathering and extraction activity, which sells extracted products at market rates. Dominion’s LNG operations involve the import and storage of LNG at Cove Point and the transportation of regasified LNG to the interstate pipeline grid and mid-Atlantic and Northeast markets. In connection with the recent increase in Eastern U.S. natural gas production, including from the Marcellus and Utica Shale formations, Dominion has requested regulatory authority to operate Cove Point as a bi-directional facility, able to import LNG, and vaporize it as natural gas, and liquefy natural gas and export it as LNG. See Future Issues and Other Matters in MD&A for more information. The Blue Racer joint venture will concentrate on building new gathering, processing, fractionation and NGL transportation assets as the development of the Utica Shale formation increases. Dominion will contribute to the joint venture a network of wet gas gathering assets, the Natrium extraction plant and other assets.

Revenue provided by Dominion’s regulated gas transmission and storage and LNG operations is based primarily on rates established by FERC. Additionally, Dominion receives revenue from firm fee-based contractual arrangements, including negotiated rates, for certain gas transportation, gas storage, LNG storage and regasification services. Dominion’s gas distribution operations serve residential, commercial and industrial gas sales, transportation and gathering service customers. Revenue provided by its gas distribution operations is based primarily on rates established by the Ohio and West Virginia Commissions. The profitability of these businesses is dependent on Dominion’s ability, through the rates it is permitted to charge, to recover costs and earn a reasonable return on its capital investments. Variability in earnings results from operating and maintenance expenditures, as well as changes in rates and the demand for services, which are dependent on weather, changes in commodity prices and the economy.

In October 2008, East Ohio implemented a rate case settlement which provided for a straight-fixed-variable rate design for a majority of its customers. Under this rate design, East Ohio recovers a larger portion of its fixed operating costs through a flat monthly charge accompanied by a reduced volumetric base delivery rate. Accordingly, East Ohio’s revenue is less impacted by weather-related fluctuations in natural gas consumption than under the traditional rate design.

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

Retail competition for gas supply exists to varying degrees in the two states in which Dominion’s gas distribution subsidiaries operate. In Ohio, there has been no legislation enacted to require supplier choice for residential natural gas consumers. However, Dominion has offered an Energy Choice program to residential and commercial customers since October 2000. In January 2013, the Ohio Commission granted East Ohio’s motion to fully exit the merchant function for its nonresidential customers, beginning in April 2013, which will require those customers to choose a retail supplier or be assigned to one at a monthly variable rate set by the supplier. At December 31, 2012, approximately 1 million of Dominion’s 1.2 million Ohio customers were participating in this Energy Choice Program. West Virginia does not require customers to choose their provider in its retail natural gas markets at this time. See Regulation-State Regulations-Gas for additional information.

REGULATION

Dominion Energy’s natural gas transmission pipeline, storage and LNG operations are regulated primarily by FERC. Dominion Energy’s gas distribution service, including the rates that it may charge customers, is regulated by the Ohio and West Virginia Commissions. See State Regulations and Federal Regulations in Regulation for more information.

PROPERTIES

Dominion Energy’s gas distribution network is located in the states of Ohio and West Virginia. This network involves approximately 21,800 miles of pipe, exclusive of service lines of two inches in diameter or less. The rights-of-way grants for many natural gas pipelines have been obtained from the actual owners of real estate, as underlying titles have been examined. Where rights-of-way have not been obtained, they could be acquired from private owners by condemnation, if necessary. Many natural gas pipelines are on publicly-owned property, where company rights and actions are determined on a case-by-case basis, with results that range from reimbursed relocation to revocation of permission to operate.

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

The total designed capacity of the underground storage fields operated by Dominion Energy is approximately 947 bcf. Certain storage fields are jointly-owned and operated by Dominion Energy. The capacity of those fields owned by Dominion’s partners totals about 242 bcf. Dominion Energy also has about 15 bcf of above-ground storage capacity at Cove Point. Dominion Energy has 133 compressor stations with more than 832,000 installed compressor horsepower.

In 2012, DTI completed the Gathering Enhancement Project, a $200 million expansion of its natural gas gathering, processing and liquids facilities in West Virginia. The project is designed to increase the efficiency and reduce high pressures in its gathering system, thus increasing the amount of natural gas local producers can move through DTI’s West Virginia system.

In September 2012, DTI completed the $575 million Appalachian Gateway Project. The project provides approximately 484,000 dekatherms per day of firm transportation services for new Appalachian gas supplies in West Virginia and southwestern Pennsylvania to an interconnection with Texas Eastern Transmission, LP at Oakford, Pennsylvania.

In November 2012, DTI completed the $97 million Northeast Expansion Project. The project provides approximately 200,000 dekatherms per day of firm transportation services for CONSOL’s Marcellus Shale natural gas production from various receipt points in central and southwestern Pennsylvania to a nexus of market pipelines and storage facilities in Leidy, Pennsylvania.

In November 2012, DTI completed the $46 million Ellisburg-to-Craigs project. The project’s capacity of approximately 150,000 dekatherms per day is leased by TGP to move Marcellus Shale natural gas supplies from TGP’s 300 Line pipeline system in northern Pennsylvania to its 200 Line pipeline system in upstate New York.

In November 2011, DTI filed a FERC application for approval to construct the $17 million Sabinsville-to-Morrisville project, a pipeline to move additional Marcellus supplies from a TGP pipeline in northeast Pennsylvania to its line in upstate New York. DTI executed a binding precedent agreement with TGP in October 2010 to provide this firm transportation service up to 92,000 dekatherms per day for a 14-year term. Construction is expected to commence in April 2013 with an expected in service date of November 2013.

In December 2012, DTI received FERC authorization for the Allegheny Storage Project, which is expected to provide approximately 7.5 bcf of incremental storage service and 125,000 dekatherms per day of associated year-round firm transportation service to three local distribution companies under 15-year contracts. Storage capacity for the project will be provided from storage pool enhancements at DTI and capacity leased from East Ohio. DTI intends to construct additional compression facilities and upgrade measurement and regulation in order to provide 115,000 dekatherms per day of transportation service. The remaining 10,000 dekatherms per day of transportation service will not require construction of additional facilities. The $112 million project is expected to be in service in 2014.

12

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

In January 2011, Dominion announced the development of a natural gas processing and fractionation facility in Natrium, West Virginia, and in July 2011 it executed a contract for the construction of the first phase of the facility. This first phase of the project is fully contracted and is expected to be in service by March 2013. Once completed, the plant and related facilities are expected to be contributed into the Blue Racer joint venture. The Phase 1 costs for processing, fractionation, plant inlet and outlet natural gas transportation, gathering, and various modes of NGL transportation are approximately $550 million.

In May 2012, Dominion began construction of a $125 million pipeline project, which is included in the Natrium cost estimate above. The pipeline is designed to transport approximately 27,000 barrels per day of ethane from the Natrium facility to an interconnect with the ATEX line of Enterprise near Follansbee, West Virginia. Dominion NGL Pipelines, LLC, a subsidiary of Dominion, owns the 58-mile pipeline and associated equipment. Following the installation of the pipeline and the satisfaction of certain other conditions, Dominion NGL Pipelines, LLC is also expected to be contributed to Blue Racer. The facilities are anticipated to be available the later of January 1, 2014 or the date Enterprise commences operation of the ATEX line. Transportation services on the pipeline will be subject to FERC regulation under the Interstate Commerce Act.

In November 2012, DTI filed a FERC application for approval to construct the $42 million Natrium to Market project. The project is designed to provide 185,000 dekatherms per day of firm transportation from an interconnect between DTI and the Natrium facility to DTI’s interconnect with Texas Eastern Transmission, LP in Greene County Pennsylvania. Four customers have entered into binding precedent agreements for the full project capacity under 8-year and 13-year terms. Subject to the receipt of regulatory approvals, the project is anticipated to be in service in November 2014.

In 2008, East Ohio began PIR, aimed at replacing approximately 20% of its pipeline system. The $2.7 billion, 25-year program is ongoing. See Note 13 to the Consolidated Financial Statements for further information about PIR.

SOURCES OF ENERGY SUPPLY

Dominion Energy’s natural gas supply is obtained from various sources including purchases from major and independent producers in the Mid-Continent and Gulf Coast regions, local producers in the Appalachian area and gas marketers. Dominion’s large underground natural gas storage network and the location of its pipeline system are a significant link between the country’s major interstate gas pipelines and large markets in the Northeast and mid-Atlantic regions. Dominion’s pipelines are part of an interconnected gas transmission system, which provides access to supplies nationwide for local distribution companies, marketers, power generators and industrial and commercial customers.

Dominion’s underground storage facilities play an important part in balancing gas supply with consumer demand and are essential to serving the Northeast, mid-Atlantic and Midwest regions. In addition, storage capacity is an important element in the effective management of both gas supply and pipeline transmission capacity.

SEASONALITY

Dominion Energy’s natural gas distribution business earnings vary seasonally, as a result of the impact of changes in temperature on demand by residential and commercial customers for gas to meet heating needs. Historically, the majority of these earnings have been generated during the heating season, which is generally from November to March; however implementation of the straight-fixed-variable rate design at East Ohio has reduced the earnings impact of weather-related fluctuations. Demand for services at Dominion’s pipeline and storage business can also be weather sensitive. Commodity prices can be impacted by seasonal weather changes, the effects of unusual weather events on operations and the economy. Dominion’s producer services business is affected by seasonal changes in the prices of commodities that it transports, stores and actively markets and trades.

Corporate and Other

Corporate and Other Segment—Virginia Power

Virginia Power’s Corporate and Other segment primarily includes certain specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

Corporate and Other Segment—Dominion

Dominion’s Corporate and Other segment includes its corporate, service company and other functions (including unallocated debt) and the net impact of operations that are expected to be and are currently discontinued, which is discussed in Note 3 to the Consolidated Financial Statements. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

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

This strategy incorporates Dominion’s and Virginia Power’s efforts to voluntarily reduce GHG emissions, which are described below. See Dominion Generation—Properties for more information on certain of the projects described below, as well as other projects under current development. In addition to the environmental strategy described above, Dominion formed the AES department in April 2009 to conduct research in the renewable and alternative energy technologies sector and to support strategic investments to advance Dominion’s degree of understanding of such technologies.

Environmental Compliance

Dominion and Virginia Power remain committed to compliance with all applicable environmental laws, regulations and rules related to their operations. Additional information related to Dominion’s and Virginia Power’s environmental compliance matters can be found in Future Issues and Other Matters in Item 7. MD&A and in Note 22 to the Consolidated Financial Statements.

Conservation and Load Management

Conservation plays a significant role in meeting the growing demand for electricity. The Regulation Act provides incentives for energy conservation and sets a voluntary goal for Virginia to reduce electricity consumption by retail customers in 2022 by ten percent of the amount consumed in 2006 through the implementation of conservation programs. Legislation in 2009 added definitions of peak-shaving and energy efficiency programs, and allowed for a margin on operating expenses and revenue reductions related to energy efficiency programs.

Virginia Power’s DSM programs provide important incremental steps toward achieving the voluntary ten percent energy conservation goal. The conservation and load management plan includes the following DSM programs, which were approved by the Virginia Commission in March 2010 and rolled out in May 2010:

•	Residential Lighting Program—an instant, in-store discount on the purchase of qualifying compact fluorescent lights; this program ended in Virginia on December 31, 2011;
•

Residential Low Income Program—free energy audit for income-qualifying customers, which identifies, installs improvements and suggests additional implementation measures that will help these customers save money on energy bills;

•	Residential Air Conditioner Cycling Program—incentives for residential customers who allow Virginia Power to cycle their central air conditioners and heat pump systems during peak periods;
•	Commercial Heating, Ventilating and Air Conditioning Upgrade Program—incentives for commercial customers to improve the energy efficiency of their heating and/or cooling units; and
•	Commercial Lighting Program—incentives for commercial customers to install energy-efficient lighting.

In September 2011, Virginia Power filed an application for approval of several DSM programs and for additional funding for the approved Commercial Lighting and Commercial Heating, Ventilating and Air Conditioning Upgrade programs, in addition to requesting annual recovery of DSM program costs. In April 2012, the Virginia Commission approved the following programs:

•	Commercial Energy Audit Program—an on-site energy audit providing commercial customers information to evaluate potential energy cost savings options;
•	Commercial Duct Testing & Sealing—an incentive for commercial customers to seal duct and air distribution systems to improve system efficiency;
•	Commercial Distributed Generation—a program for customers to operate their on-site back-up generators when requested by Virginia Power during periods of peak demand; and
•

Residential Bundle Program—a bundle of four residential programs to be available to qualifying residential customers, including the Residential Home Energy Check-up Program, Residential Duct Testing & Sealing Program, Residential Heat Pump Tune-Up Program and Residential Heat Pump Upgrade Program.

The Virginia Commission denied additional funding for the Commercial Lighting and Commercial Heating, Ventilating and Air Conditioning Upgrade programs. As a result, Virginia Power began winding down these programs in the second quarter of 2012. These two programs are no longer available in Virginia.

In August 2012, Virginia Power filed an application for approval to extend two residential DSM programs (the Air Conditioner Cycling program and the Low Income program) beyond April 30, 2013 for periods of five years and two years, respectively. Virginia Power also filed for approval of updated rate adjustment clauses for DSM program cost recovery, and for Electric Vehicle Pilot Program cost recovery. This case is pending.

In September 2010, Virginia Power filed with the North Carolina Commission an application for approval and its initial request for cost recovery of the five DSM programs initially approved in Virginia in 2010, as well as the distributed generation program. In February 2011, the North Carolina Commission approved the five DSM programs approved in Virginia, and Virginia Power subsequently launched the residential lighting program in May 2011 and the remainder of the approved Virginia DSM programs in June 2011. The Residential Lighting Program ended in North Carolina on December 31, 2011. In a separate order issued in September of 2011, the North Carolina Commission denied approval of Virginia Power’s proposed distributed generation program.

In August 2011, Virginia Power filed with the North Carolina Commission an application for approval and its updated request for cost recovery of the five DSM programs approved in North Carolina, as well as the then-pending distributed generation program. In December 2011, the North Carolina Commission approved updated cost recovery for the five DSM programs, as Virginia Power withdrew its cost recovery request for the distributed generation program. In a separate order issued in August 2012, the North Carolina Commission approved Virginia Power’s request to suspend the Commercial Lighting and Commercial Heating, Ventilating and Air Conditioning Upgrade programs which had been wound down and closed in Virginia.

In August 2012, Virginia Power filed with the North Carolina Commission an application for approval and its updated request for cost recovery for the five DSM programs approved in North Carolina, as well as cost recovery for projected costs of Commercial Lighting and Commercial Heating, Ventilating and Air Conditioning Upgrade programs on a North Carolina-only basis. In December 2012, the North Carolina Commission approved updated cost recovery for the five DSM programs, and requested an additional filing on whether the Commercial Lighting and the

14

Commercial Heating, Ventilating and Air Conditioning Upgrade programs will be offered on a North Carolina-only basis. Virginia Power made this additional filing in February 2013.

Virginia Power continues to evaluate opportunities to redesign current DSM programs and develop new DSM initiatives in Virginia and North Carolina.

Virginia Power is currently evaluating the effectiveness and benefits of installing AMI meters on homes and businesses throughout Virginia. The AMI meter demonstrations test the effectiveness of AMI meters in achieving voltage conservation, remotely turning off and on electric service, power outage and restoration detection and reporting, remote daily meter readings and offering dynamic rates. The AMI meter demonstrations are an on-going project that will help Virginia Power to further evaluate the technology and verify the potential impacts to its system.

Renewable Generation

Renewable energy is also an important component of a diverse and reliable energy mix. Both Virginia and North Carolina have passed legislation setting targets for renewable power. Virginia Power is committed to meeting Virginia’s goals of 12% of base year electric energy sales from renewable power sources by 2022, and 15% by 2025, and North Carolina’s RPS of 12.5% by 2021. In May 2010, the Virginia Commission approved Virginia Power’s participation in the state’s RPS program. As a participant, Virginia Power is permitted to seek recovery, through rate adjustment clauses, of the costs of programs designed to meet RPS goals. Virginia Power plans to meet the respective RPS targets in Virginia and North Carolina by utilizing existing renewable facilities, as well as through additional renewable generation. In addition, Virginia Power intends to purchase renewable energy certificates, as permitted by each RPS program, to help meet any remaining annual requirement needs, as well as to fund renewable energy research and development initiatives at Virginia institutions of higher education. Virginia Power continues to explore opportunities to develop new renewable facilities within its service territory, the energy attributes of which would potentially qualify for inclusion in the RPS programs. Virginia Power is converting three coal-fired Virginia generating power stations to biomass, which will increase Dominion’s renewable generation by more than 150 MW. The conversions are expected to be completed by the end of 2013. In November 2012, the Virginia Commission approved a voluntary demonstration program for Company-owned solar distributed generation facilities, to be located at selected commercial, industrial and community locations throughout its Virginia service territory.

Dominion has invested in wind energy through two joint ventures. Dominion is a 50% owner with Shell of NedPower. Dominion’s share of this project produces 132 MW of renewable energy. Dominion is also a 50% owner with BP of the first phase of Fowler Ridge, which has a generating capacity of 300 MW. Dominion has a long-term agreement with Fowler Ridge to purchase 200 MW of energy, capacity and environmental attributes from this first phase.

See Note 13 to the Consolidated Financial Statements for additional information.

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

Virginia Power is taking measures to ensure that its electrical infrastructure can support the expected demand from electric vehicles, which have significantly lower carbon intensity than conventional vehicles. Virginia Power has partnered with Ford Motor Company to help prepare Virginia for the operation of electric vehicles, in a collaboration that involves consumer outreach, educational programs and the exchange of information on vehicle charging requirements. In July 2011, the Virginia Commission approved Virginia Power’s application to establish an Electric Vehicle Pilot Program, including two experimental and voluntary electric vehicle rate options.

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

Dominion and Virginia Power’s Strategy for Voluntarily Reducing GHG Emissions

While Dominion and Virginia Power have not established a standalone GHG emissions reduction target or timetable, they are actively engaged in voluntary reduction efforts, as well as working toward achieving required RPS standards established by existing state regulations, as set forth above. The Companies have an integrated voluntary strategy for reducing overall GHG emission intensity that is based on maintaining a diverse fuel mix, including nuclear, coal, gas, oil, hydro and renewable energy, investing in renewable energy projects and promoting energy conservation and efficiency efforts. Below are some of the Companies’ efforts that have or are expected to reduce the Companies’ overall carbon emissions or intensity:

•

Since 2000, Dominion has added approximately 3,300 MW of non-emitting generation and over 5,000 MW of lower-emitting natural gas-fired generation, including over 3,000 MW at Virginia Power, to its generation mix.

•	Virginia Power added 83 MW of renewable biomass and is converting three coal-fired power stations to biomass, which is anticipated to be considered carbon neutral by regulatory agencies.
•	Virginia Power has requested approval from the Virginia Commission to convert Bremo Units 3 and 4 from coal to natural gas.

•	Dominion has over 800 MW of wind energy in operation or development.
•	Virginia Power is constructing the natural gas-fired Warren County power station.
•

Virginia Power has filed an application with the Virginia Commission for approval to construct an additional combined-cycle natural gas-fired power station and related transmission interconnection facilities in Brunswick County.

•	Virginia Power has stated that coal-fired units at Chesapeake and Yorktown are planned to be retired by 2015.
•

Virginia Power has received an Early Site Permit from the NRC for the possible addition of approximately 1,500 MW of nuclear generation in Virginia. Virginia Power has not yet committed to building a new nuclear unit.

•	Virginia Power has developed and implemented the DSM programs described above.
•	Virginia Power has initiated a demonstration of smart grid technologies as described above.
•	In October 2011, Virginia Power announced plans to develop a community solar power program.
•	In 2012, Dominion sold Salem Harbor and State Line, two coal-and fuel oil-fired facilities.
•	In the third quarter of 2012, Dominion announced its intention to pursue the sale of its coal-fired merchant power stations, Brayton Point and Kincaid.
•	In December 2012, Dominion announced its plans to develop a 15 MW fuel cell power generating facility in Bridgeport, Connecticut.

While Virginia Power’s new Virginia City Hybrid Energy Center, which started commercial operations in July 2012, is a new source of GHG emissions, Virginia Power has taken steps to minimize the impact on the environment. The new plant is expected to use at least 10% biomass for fuel and is designed to be carbon-capture compatible, meaning that technology to capture CO2 can be added to the station if or when it becomes commercially available. It is currently estimated that the Virginia City Hybrid Energy Center will have the potential to emit about 4.8 million metric tonnes of direct CO2 emissions in a year assuming a 100% capacity factor and 100% coal-fired operation. Actual emissions will depend on the capacity factor of the facility and the extent to which biomass is burned.

Dominion also developed a comprehensive GHG inventory for calendar year 2011. For Dominion Generation, Dominion’s and Virginia Power’s direct CO2 equivalent emissions, based on equity share (ownership), were approximately 42.1 million metric tonnes and 25.9 million metric tonnes, respectively, in 2011. The decrease in emissions from 2010 to 2011 is proportional to a decrease in generated MW, due mainly to lower demand and milder weather in 2011. For the DVP operating segment’s electric transmission and distribution operations, direct CO2 equivalent emissions for 2011 stayed the same as in 2010 at 0.2 million metric tonnes. For 2011, DTI’s (including Cove Point) direct CO2 equivalent emissions were approximately 1.2 million metric tonnes and East Ohio’s direct CO2 equivalent emissions were approximately 1.1 million metric tonnes. The emissions appear to have decreased significantly compared to previous year’s inventories. These differences may not be comparable, however, due to a change in calculation methodologies required under the

EPA Mandatory Greenhouse Gas Reporting Rule, 40 CFR Part 98. Dominion’s GHG inventory now follows all methodologies specified in the EPA Mandatory Greenhouse Gas Reporting Rule, 40 CFR Part 98 for calculating emissions.

Since 2000, the Companies have tracked the emissions of their electric generation fleet. Their electric generation fleet employs a mix of fuel and renewable energy sources. Comparing annual year 2000 to annual year 2011, Dominion and Virginia Power’s electric generating fleet (based on ownership percentage) reduced their average CO2 emissions rate per MWh of energy produced from electric generation by about 29% and 18%, respectively. During such time period, the capacity of Dominion and Virginia Power’s electric generation fleet has grown. The Companies do not yet have final 2012 emissions data.

Alternative Energy Initiatives

The AES department conducts research in the renewable and alternative energy technologies sector and supports strategic investments to advance Dominion’s degree of understanding of such technologies. AES participates in federal and state policy development on alternative energy and identifies potential alternative energy resource and technology opportunities for Dominion’s business units. For example, in December 2012, Virginia Power was selected by the DOE to begin negotiations for initial engineering, design and permitting work for a wind turbine demonstration facility approximately 24 miles off the coast of Virginia. The proposed 12 MW grid-connected facility would generate power via two turbines mounted on foundations driven into the ocean floor. In March 2011, Dominion issued a report evaluating high-voltage underwater transmission lines from Virginia Beach into the ocean to support multiple offshore wind farms; the first of many steps with the goal being the development of a transmission line making offshore wind resources available to its customers. A 2010 Dominion study of its existing transmission system in eastern Virginia showed that it is possible to interconnect large scale wind facilities up to an installed capability of 4,500 MW.

In 2012, Dominion continued to enhance and refine its EDGE® grid-side efficiency product suite. EDGE® is a modular and adaptive conservation voltage management solution enabling utilities to deploy incremental grid-side energy management that requires no behavioral changes or purchases by end customers. In February 2013, Dominion was awarded a patent relating to the EDGE® technology.

REGULATION

Dominion and Virginia Power are subject to regulation by the Virginia Commission, North Carolina Commission, SEC, FERC, EPA, DOE, NRC, Army Corps of Engineers and other federal, state and local authorities.

16

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

Electric Regulation in Virginia

The enactment of the Regulation Act in 2007 significantly changed electric service regulation in Virginia by instituting a modified cost-of-service rate model. With respect to most classes of customers, the Regulation Act ended Virginia’s planned transition to retail competition for its electric supply service. Base rates are set by a process that allows Virginia Power to recover its operating costs and an ROIC. The Virginia Commission reviews Virginia Power’s base rates, terms and conditions for generation and distribution services on a biennial basis in a proceeding that involves the determination of Virginia Power’s actual earned ROE during a combined two-year historic test period, and the determination of Virginia Power’s authorized ROE prospectively. If, as a result of the earnings test review, the Virginia Commission determines that Virginia Power’s historic earnings for the two-year test period are more than 50 basis points above the authorized level, 60% or 100% of earnings above this level must be shared with customers through a refund process. Under certain circumstances described in the Regulation Act, the Virginia Commission may also order a base rate increase or reduction during the biennial review. Circumstances where the Virginia Commission may order a base rate decrease include a determination by the Virginia Commission that Virginia Power has exceeded its authorized level of earnings by more than 50 basis points for two consecutive biennial review periods. Virginia Power’s authorized ROE can be set no lower than the average, for a three-year historic period, of the actual returns reported to the SEC by not less than a majority of comparable utilities within the Southeastern U.S., with certain limitations as described in the Regulation Act. Virginia Power’s ROE may be increased or decreased by up to 100 basis points based on operating performance criteria, or alternatively, will be increased by 50 basis points for compliance with Virginia’s RPS.

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

See Future Issues and Other Matters in Item 7. MD&A for changes to the Regulation Act enacted in 2013.

See Note 13 to the Consolidated Financial Statements for additional information.

Electric Regulation in North Carolina

Virginia Power’s retail electric base rates in North Carolina are regulated on a cost-of-service/rate-of-return basis subject to North Carolina statutes and the rules and procedures of the North Carolina Commission. North Carolina base rates are set by a process that allows Virginia Power to recover its operating costs and an ROIC. If retail electric earnings exceed the authorized ROE established by the North Carolina Commission, retail electric rates may be subject to review and possible reduction by the North Carolina Commission, which may decrease Virginia Power’s future earnings. Additionally, if the North Carolina Commission does not allow recovery of costs incurred in providing service on a timely basis, Virginia Power’s future earnings could be negatively impacted. Fuel rates are subject to revision under annual fuel cost adjustment proceedings.

Virginia Power’s transmission service rates in North Carolina are regulated by the North Carolina Commission as part of Virginia Power’s bundled retail service to North Carolina customers.

In March 2012, Virginia Power filed an application with the North Carolina Commission to increase base non-fuel revenues with January 1, 2013 as the proposed effective date for the permanent rate revision. See Note 13 to the Consolidated Financial Statements for additional information.

GAS

Dominion’s gas distribution services are regulated by the Ohio Commission and the West Virginia Commission.

Status of Competitive Retail Gas Services

Both of the states in which Dominion has gas distribution operations have considered legislation regarding a competitive deregulation of natural gas sales at the retail level.

Ohio—Since October 2000, East Ohio has offered the Energy Choice program, under which residential and commercial customers are encouraged to purchase gas directly from retail suppliers or through a community aggregation program. In October 2006, East Ohio restructured its commodity service by entering into gas purchase contracts with selected suppliers at a fixed price above the NYMEX month-end settlement and passing that gas cost to customers under the Standard Service Offer program. Starting in April 2009, East Ohio buys natural gas under the Standard Service Offer program only for customers not eligible to participate in the Energy Choice program and places

Energy Choice-eligible customers in a direct retail relationship with selected suppliers, which is designated on the customers’ bills.

In January 2013, the Ohio Commission granted East Ohio’s motion to fully exit the merchant function for its nonresidential customers, beginning in April 2013, which will require those customers to choose a retail supplier or be assigned to one at a monthly variable rate set by the supplier. At December 31, 2012, approximately 1.0 million of Dominion’s 1.2 million Ohio customers were participating in the Energy Choice program. Subject to the Ohio Commission’s approval, East Ohio may eventually exit the gas merchant function in Ohio entirely and have all customers select an alternate gas supplier. East Ohio continues to be the provider of last resort in the event of default by a supplier. Large industrial customers in Ohio also source their own natural gas supplies.

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

Rates

Dominion’s gas distribution subsidiaries are subject to regulation of rates and other aspects of their businesses by the states in which they operate—Ohio and West Virginia. When necessary, Dominion’s gas distribution subsidiaries seek general base rate increases to recover increased operating costs and a fair return on rate base investments. Base rates are set based on the cost of service by rate class. A straight-fixed-variable rate design, in which the majority of operating costs are recovered through a monthly charge rather than a volumetric charge, is utilized to establish rates for a majority of East Ohio’s customers pursuant to a 2008 rate case settlement. Base rates for Hope are designed primarily based on rate design methodology in which the majority of operating costs are recovered through volumetric charges. In addition to general rate increases, Dominion’s gas distribution subsidiaries make routine separate filings with their respective state regulatory commissions to reflect changes in the costs of purchased gas. The majority of these purchased gas costs are subject to rate recovery through a mechanism that ensures dollar for dollar recovery of prudently incurred costs. Costs that are expected to be recovered in future rates are deferred as regulatory assets. The purchased gas cost recovery filings generally cover prospective one-, three- or twelve-month periods. Approved increases or decreases in gas cost recovery rates result in increases or decreases in revenues with corresponding increases or decreases in net purchased gas cost expenses. The Ohio Commission has also approved several stand-alone cost recovery mechanisms to recover specified costs and a return for infrastructure projects and certain other costs that vary widely over time; such costs are excluded from general base rates. See Note 13 to the Consolidated Financial Statements for additional information.

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

18

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

Gas

FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. Under the Natural Gas Act, FERC has authority over rates, terms and conditions of services performed by Dominion’s interstate natural gas company subsidiaries, including DTI and Cove Point. FERC also has jurisdiction over siting, construction and operation of natural gas import facilities and interstate natural gas pipeline facilities.

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

See Future Issues and Other Matters in Item 7. MD&A and Note 13 to the Consolidated Financial Statements for additional information.

Environmental Regulations

Each of Dominion’s and Virginia Power’s operating segments faces substantial laws, regulations and compliance costs with respect to environmental matters. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. The cost of complying with applicable environmental laws, regulations and rules is expected to be material to the Companies. If expenditures for pollution control technologies and associated operating costs are not recoverable from customers through regulated rates (in regulated jurisdictions) or market prices (in deregulated jurisdictions), those costs could adversely affect future results of operations and cash flows. Dominion and Virginia Power have applied for or obtained the necessary environmental permits for the operation of their facilities. Many of these permits are subject to reissuance and continuing review. For a discussion of significant aspects of these matters, including current and planned capital expenditures relating to environmental compliance required to be discussed in this Item, see Environmental Matters in Future Issues and Other Matters in Item 7. MD&A, which information is incorporated herein by reference. Additional information can also be found in Item 3. Legal Proceedings and Note 22 to the Consolidated Financial Statements.

GLOBAL CLIMATE CHANGE

The national and international attention in recent years on GHG emissions and their relationship to climate change has resulted in federal, regional and state legislative or regulatory action in this area. Dominion and Virginia Power support national climate change legislation that would provide a consistent, economy-wide approach to addressing this issue and are currently taking action to protect the environment and address climate change while meeting the future needs of their growing service territory. Dominion’s CEO and operating segment CEOs are responsible for compliance with the laws and regulations governing environmental matters, including climate change, and Dominion’s Board of Directors receives periodic updates on these matters. See Environmental Strategy above, Environmental Matters in Future Issues and Other Matters in Item 7. MD&A and Note 22 to the Consolidated Financial Statements for information on climate change legislation and regulation, which information is incorporated herein by reference.

Nuclear Regulatory Commission

All aspects of the operation and maintenance of Dominion’s and Virginia Powers’ nuclear power stations are regulated by the NRC. Operating licenses issued by the NRC are subject to revocation, suspension or modification, and the operation of a nuclear unit may be suspended if the NRC determines that the public interest, health or safety so requires.

From time to time, the NRC adopts new requirements for the operation and maintenance of nuclear facilities. In many cases, these new regulations require changes in the design, operation and maintenance of existing nuclear facilities. If the NRC adopts such requirements in the future, it could result in substantial increases in the cost of operating and maintaining Dominion’s and Virginia Power’s nuclear generating units. See Nuclear Matters in Future Issues and Other Matters in Item 7 MD&A for further information.

The NRC also requires Dominion and Virginia Power to decontaminate their nuclear facilities once operations cease. This process is referred to as decommissioning, and the Companies are required by the NRC to be financially prepared. For information on decommissioning trusts, see Dominion Generation-Nuclear Decommissioning and Note 9 to the Consolidated Financial Statements. See Note 22 to the Consolidated Financial Statements for information on spent nuclear fuel.

CYBERSECURITY

In an effort to reduce the likelihood and severity of cyber intrusions, the Companies have a comprehensive cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of data and systems. In addition, Dominion and Virginia Power are subject to mandatory cybersecurity regulatory requirements, interface regularly with a wide range of external organizations, and participate in classified briefings to maintain an awareness of current cybersecurity threats and vulnerabilities. The Companies’ current security posture and regulatory compliance efforts are intended to address the evolving and changing cyber threats.

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

Dominion’s and Virginia Power’s results of operations can be affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas, and affect the price of energy commodities. In addition, severe weather, including hurricanes and winter storms, can be destructive, causing outages and property damage that require incurring additional expenses. Changes in weather conditions can result in reduced water levels or changes in water temperatures that could adversely affect operations at some of the Companies’ power stations. Furthermore, the Companies’ operations could be adversely affected and their physical plant placed at greater risk of damage should changes in global climate produce, among other possible conditions, unusual variations in temperature and weather patterns, resulting in more intense, frequent and extreme weather events, abnormal levels of precipitation and, for operations located on or near coastlines, a change in sea level or sea temperatures.

The rates of Dominion’s gas transmission and distribution operations and Virginia Power’s electric transmission, distribution and generation operations are subject to regulatory review. Revenue provided by Virginia Power’s electric transmission, distribution and generation operations and Dominion’s gas transmission and distribution operations is based primarily on rates approved by state and federal regulatory agencies. The profitability of these businesses is dependent on their ability, through the rates that they are permitted to charge, to recover costs and earn a reasonable rate of return on their capital investment.

Virginia Power’s wholesale rates for electric transmission service are adjusted on an annual basis through operation of a FERC-approved formula rate mechanism. Through this mechanism, Virginia Power’s wholesale electric transmission cost of service is estimated and thereafter adjusted to reflect Virginia Power’s actual electric transmission costs incurred. These wholesale rates are subject to FERC review and prospective adjustment in the event that customers and/or interested state commissions file a complaint with FERC and are able to demonstrate that Virginia Power’s wholesale revenue requirement is no longer just and reasonable.

Similarly, various rates and charges assessed by Dominion’s gas transmission businesses are subject to review by FERC. In addition, the rates of Dominion’s gas distribution businesses are subject to state regulatory review in the jurisdictions in which they operate.

Virginia Power’s base rates, terms and conditions for generation and distribution services to customers in Virginia are reviewed by the Virginia Commission on a biennial basis in a proceeding that involves the determination of Virginia Power’s actual earned ROE during a combined two-year historic test period, and the determination of Virginia Power’s authorized ROE prospectively. Under certain circumstances described in the Regulation Act, Virginia Power may be required to share a portion of its earnings with customers through a refund process, and the Virginia Commission may order a base rate increase or reduction during the biennial review. Additionally, Virginia

Power was required to discontinue deferral accounting for certain existing rate adjustment clauses as of December 1, 2011. As a result, Virginia Power may potentially not fully recover costs associated with these existing rate adjustment clauses.

Virginia Power’s retail electric base rates for bundled generation, transmission, and distribution services to customers in North Carolina are regulated on a cost-of-service/rate-of-return basis subject to North Carolina statutes, and the rules and procedures of the North Carolina Commission. If retail electric earnings exceed the returns established by the North Carolina Commission, retail electric rates may be subject to review and possible reduction by the North Carolina Commission, which may decrease Virginia Power’s future earnings. Additionally, if the North Carolina Commission does not allow recovery through base rates, on a timely basis, of costs incurred in providing service, Virginia Power’s future earnings could be negatively impacted.

Dominion and Virginia Power are subject to complex governmental regulation that could adversely affect their results of operations and subject the Companies to monetary penalties. Dominion’s and Virginia Power’s operations are subject to extensive federal, state and local regulation and require numerous permits, approvals and certificates from various governmental agencies. These operations are also subject to legislation governing taxation at the federal, state and local level. They must also comply with environmental legislation and associated regulations. Management believes that the necessary approvals have been obtained for existing operations and that the business is conducted in accordance with applicable laws. The Companies’ businesses are subject to regulatory regimes which could result in substantial monetary penalties if either Dominion or Virginia Power is found not to be in compliance, including mandatory reliability standards and interaction in the wholesale markets. New laws or regulations, the revision or reinterpretation of existing laws or regulations, or penalties imposed for non-compliance with existing laws or regulations may result in substantial expense.

Dominion’s and Virginia Power’s generation business may be negatively affected by possible FERC actions that could change market design in the wholesale markets or affect pricing rules or revenue calculations in the RTO markets. Dominion’s and Virginia Power’s generation stations operating in RTO markets sell capacity, energy and ancillary services into wholesale electricity markets regulated by FERC. The wholesale markets allow these generation stations to take advantage of market price opportunities, but also expose them to market risk. Properly functioning competitive wholesale markets depend upon FERC’s continuation of clearly identified market rules. From time to time FERC may investigate and authorize RTOs to make changes in market design. FERC also periodically reviews Dominion’s authority to sell at market-based rates. Material changes by FERC to the design of the wholesale markets, Dominion’s or Virginia Power’s authority to sell power at market-based rates, or changes to pricing rules or rules involving revenue calculations, could adversely impact the future results of Dominion’s or Virginia Power’s generation business.

Dominion and Virginia Power infrastructure build plans often require regulatory approval before construction can commence. Dominion and Virginia Power may not complete plant construction or expansion projects that they commence, or they may complete projects on materially different terms or timing than initially anticipated, and they may not be able to achieve the intended benefits of any such project, if completed. Several plant construction and expansion projects have been announced and additional projects may be considered in the

20

future. Commencing construction on announced plants requires approvals from applicable state and federal agencies. Projects may not be able to be completed on time as a result of weather conditions, delays in obtaining or failure to obtain regulatory approvals, delays in obtaining key materials, labor difficulties, difficulties with partners or potential partners, a decline in the credit strength of their counterparties or vendors, or other factors beyond their control. Even if plant construction and expansion projects are completed, the total costs of the projects may be higher than anticipated and the performance of the business of Dominion and Virginia Power following the projects may not meet expectations. Additionally, Dominion and Virginia Power may not be able to timely and effectively integrate the projects into their operations and such integration may result in unforeseen operating difficulties or unanticipated costs. Further, regulators may disallow recovery of some of the costs of a project if they are deemed not to be prudently incurred. Any of these or other factors could adversely affect the Companies’ ability to realize the anticipated benefits from the plant construction and expansion projects.

Dominion’s and Virginia Power’s current costs of compliance with environmental laws are significant. The costs of compliance with future environmental laws, including laws and regulations designed to address global climate change, air quality, coal combustion by-products, cooling water and other matters could make certain of the Companies’ generation facilities uneconomical to maintain or operate. Dominion’s and Virginia Power’s operations are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources, and health and safety. Compliance with these legal requirements requires the Companies to commit significant capital toward permitting, emission fees, environmental monitoring, installation and operation of pollution control equipment and purchase of allowances and/or offsets. Additionally, the Companies could be responsible for expenses relating to remediation and containment obligations, including at sites where they have been identified by a regulatory agency as a potentially responsible party. Expenditures relating to environmental compliance have been significant in the past, and Dominion and Virginia Power expect that they will remain significant in the future.

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

Compliance costs cannot be estimated with certainty due to the inability to predict the requirements and timing of implementation of any new environmental rules or regulations. Other factors which affect the ability to predict future environmental expenditures with certainty include the difficulty in estimating clean-up costs and quantifying liabilities under environmental laws that impose joint and several liability on all responsible parties. However, such expenditures, if material, could make the Companies’ facilities uneconomical to operate, result in the impairment of assets, or otherwise adversely affect Dominion’s or Virginia Power’s results of operations, financial performance or liquidity.

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

Risks arising from the reliability of the Companies’ facilities supply chain disruptions or personnel issues could result in lost revenues and increased expenses, including higher maintenance costs. Operation of the Companies’ facilities involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, fuel supply or transportation disruptions, accidents, labor disputes or work stoppages by employees, acts of terrorism or sabotage, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental limitations and governmental interventions, and performance below expected levels. In addition, weather-related incidents, earthquakes and other natural disasters can disrupt operation of the Companies’ facilities. Because Virginia Power’s transmission facilities are interconnected with those of third parties, the operation of its facilities could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

Operation of the Companies’ facilities below expected capacity levels could result in lost revenues and increased expenses, including higher maintenance costs. Unplanned outages of the Companies’ facilities and extensions of scheduled outages due to mechanical failures or other problems occur from time to time and are an inherent risk of the Companies’ business. Unplanned outages typically increase the Companies’ operation and maintenance expenses and may reduce their revenues as a result of selling less output or may require the Companies to incur significant costs as a result of operating higher cost units or obtaining replacement output from third parties in the open market to satisfy forward energy and capacity or other contractual obligations. Moreover, if the Companies are unable to perform their contractual obligations, penalties or liability for damages could result.

Dominion and Virginia Power have substantial ownership interests in and operate nuclear generating units; as a result, each may incur substantial costs and liabilities. Dominion’s and Virginia Power’s nuclear facilities are subject to operational, environmental, health and financial risks such as the on-site storage of spent nuclear fuel, the ability to dispose of such spent nuclear fuel, the ability to maintain adequate reserves for decommissioning, limitations on the amounts and types of insurance available, potential operational liabilities and extended outages, the costs of replacement power, the costs of maintenance and the costs of securing the facilities against possible terrorist attacks. Dominion and Virginia Power maintain decommissioning trusts and external insurance coverage to minimize the financial exposure to these risks; however, it is possible that future decommissioning costs could exceed amounts in the decommissioning trusts and/or damages could exceed the amount of insurance coverage. If Dominion’s and Virginia Power’s decommissioning trust funds are insufficient, and they are not allowed to recover the additional costs incurred through insurance, or in the case of Virginia Power through regulatory mechanisms, their results of operations could be negatively impacted.

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

Dominion depends on third parties to produce the natural gas it gathers and processes, and the NGLs it fractionates at its facilities. A reduction in these quantities could reduce Dominion’s revenues. Dominion obtains its supply of natural gas and NGLs from numerous third-party producers. Such producers are under no obligation to deliver a specific quantity of natural gas or NGLs to Dominion’s facilities, although the producers that have con-

tracted to supply natural gas to Dominion’s natural gas processing and fractionation facility under development in Natrium, West Virginia will generally be subject to contractual minimum fee payments. If producers were to decrease the supply of natural gas or NGLs to Dominion’s systems and facilities for any reason, Dominion could experience lower revenues to the extent it is unable to replace the lost volumes on similar terms.

Dominion’s merchant power business is operating in a challenging market, which could adversely affect its results of operations and future growth. The success of Dominion’s merchant power business depends upon favorable market conditions including the ability to sell power at prices sufficient to cover its operating costs. Dominion operates in active wholesale markets that expose it to price volatility for electricity and fuel as well as the credit risk of counterparties. Dominion attempts to manage its price risk by entering into hedging transactions, including short-term and long-term fixed price sales and purchase contracts.

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

Dominion purchases fuel under a variety of terms, including long-term and short-term contracts and spot market purchases. Dominion is exposed to fuel cost volatility for the portion of its fuel obtained through short-term contracts or on the spot market, including as a result of market supply shortages. Fuel prices can be volatile and the price that can be obtained for power produced from such fuel may not change at the same rate as fuel costs, thus adversely impacting Dominion’s financial results.

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

22

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

The use of derivative instruments could result in financial losses and liquidity constraints. Dominion and Virginia Power use derivative instruments, including futures, swaps, forwards, options and FTRs, to manage commodity and financial market risks. In addition, Dominion purchases and sells commodity-based contracts primarily in the natural gas market for trading purposes. The Companies could recognize financial losses on these contracts, including as a result of volatility in the market values of the underlying commodities, if a counterparty fails to perform under a contract or upon the failure or insolvency of a financial intermediary, exchange or clearinghouse used to enter, execute or clear these transactions. In the absence of actively-quoted market prices and pricing information from external sources, the valuation of these contracts involves management’s judgment or use of estimates. As a result, changes in the under-lying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

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

Potential changes in accounting practices may adversely affect Dominion’s and Virginia Power’s financial results. Dominion and Virginia Power cannot predict the impact that future changes in accounting standards or practices may have on public companies in general, the energy industry or their operations specifically. New accounting standards could be issued that could change the way they record revenues, expenses, assets and liabilities. These changes in accounting standards could adversely affect earnings or could increase liabilities.

War, acts and threats of terrorism, natural disaster and other significant events could adversely affect Dominion’s and Virginia Power’s operations. Dominion and Virginia Power cannot predict the impact that any future terrorist attacks may have on the energy industry in general, or on the Companies’ business in particular. Any retaliatory military strikes or sustained military campaign may affect the Companies’ operations in unpredictable ways, such as changes in insurance markets and disruptions of fuel supplies and markets. In addition, the Companies’ infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror. Furthermore, the physical compromise of the Companies’ facilities could adversely affect the Companies’ ability to manage these facilities effectively. Instability in financial markets as a result of terrorism, war, natural disasters, pandemic, credit crises, recession or other factors could result in a significant decline in the U.S. economy and increase the cost of insurance coverage. This could negatively impact the Companies’ results of operations and financial condition.

Hostile cyber intrusions could severely impair Dominion’s and Virginia Power’s operations, lead to the disclosure of confidential information, damage the reputation of the Companies and otherwise have an adverse effect on Dominion’s and Virginia Power’s business. The Companies own assets deemed as critical infrastructure, the operation of which is dependent on information technology systems. Further, the computer systems that run the Companies’ facilities are not completely isolated from external networks. Parties that wish to disrupt the U.S. bulk power system or the Companies’ operations could view the Companies’ computer systems, software or networks as attractive targets for cyber attack. In addition, the Companies’ businesses require that they collect and maintain sensitive customer data, as well as confidential employee and shareholder information, which is subject to electronic theft or loss.

A successful cyber attack on the systems that control the Companies’ electric generation, electric or gas transmission or distribution assets could severely disrupt business operations, preventing the Companies from serving customers or collecting revenues. The breach of certain business systems could affect the Companies’ ability to correctly record, process and report financial information. A major cyber incident could result in significant expenses to investigate and repair security breaches or system damage and could lead to litigation, fines, other remedial action, heightened regulatory scrutiny and damage to the Companies’ reputation. In addition, the misappropriation, corruption or loss of personally identifiable information and other confidential data could lead to significant breach notification expenses and mitigation expenses such as credit monitoring. The Companies maintain property and casualty insurance that may cover certain damage caused by potential cybersecurity incidents, however, other damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. For these reasons, a significant cyber incident could materially and adversely affect the Companies’ business, financial condition and results of operations.

Failure to retain and attract key executive officers and other skilled professional and technical employees could have an adverse effect on Dominion’s and Virginia Power’s operations. Dominion’s and Virginia Power’s business strategy is dependent on their ability to recruit, retain and motivate employees. Competition for skilled employees in some areas is high and the inability to retain and attract these employees could adversely affect their business and future operating results. An aging workforce in the energy industry necessitates recruiting, retaining and developing the next generation of leadership.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, Dominion owned its principal executive office and three other corporate offices, all located in Richmond, Virginia. Dominion also leases corporate offices in other cities in which its subsidiaries operate. Virginia Power shares its principal office in Richmond, Virginia, which is owned by Dominion. In addition, Virginia Power’s DVP and Generation segments share certain leased buildings and equipment. See Item 1. Business for additional information about each segment’s principal properties, which information is incorporated herein by reference.

Dominion’s assets consist primarily of its investments in its subsidiaries, the principal properties of which are described here and in Item 1. Business.

Substantially all of Virginia Power’s property is subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. There were no bonds outstanding as of December 31, 2012; however, by leaving the indenture open, Virginia Power retains the flexibility to issue mortgage bonds in the future. Certain of Dominion’s merchant generation facilities are also subject to liens. See Item 7. MD&A for more information.

POWER GENERATION

Dominion and Virginia Power generate electricity for sale on a wholesale and a retail level. The Companies supply electricity demand either from their generation facilities or through purchased power contracts. As of December 31, 2012, Dominion Generation’s total utility and merchant generating capacity was approximately 27,500 MW.

The following tables list Dominion Generation’s utility and merchant generating units and capability, as of December 31, 2012:

VIRGINIA POWER UTILITY GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Coal
Mt. Storm	Mt. Storm, WV	1,599
Chesterfield	Chester, VA	1,267
Virginia City Hybrid Energy Center	Wise County, VA	600
Chesapeake(1)	Chesapeake, VA	595
Clover	Clover, VA	433	(5)
Yorktown(1)	Yorktown, VA	323
Bremo(2)	Bremo Bluff, VA	227
Mecklenburg	Clarksville, VA	138
Altavista(3),(4)	Altavista, VA	63
Hopewell(4)	Hopewell, VA	63
Southampton(4)	Southampton, VA	63
Total Coal		5,371		28%
Gas
Ladysmith (CT)	Ladysmith, VA	783
Remington (CT)	Remington, VA	608
Bear Garden (CC)	Buckingham County, VA	590
Possum Point (CC)	Dumfries, VA	559
Chesterfield (CC)	Chester, VA	397
Elizabeth River (CT)	Chesapeake, VA	348
Possum Point	Dumfries, VA	316
Bellemeade (CC)	Richmond, VA	267
Gordonsville Energy (CC)	Gordonsville, VA	218
Gravel Neck (CT)	Surry, VA	170
Darbytown (CT)	Richmond, VA	168
Rosemary (CC)	Roanoke Rapids, NC	165
Total Gas		4,589		23
Nuclear
Surry	Surry, VA	1,678
North Anna	Mineral, VA	1,668	(6)
Total Nuclear		3,346		17
Oil
Yorktown	Yorktown, VA	818
Possum Point	Dumfries, VA	786
Gravel Neck (CT)	Surry, VA	198
Darbytown (CT)	Richmond, VA	168
Possum Point (CT)	Dumfries, VA	72
Chesapeake (CT)	Chesapeake, VA	51
Low Moor (CT)	Covington, VA	48
Northern Neck (CT)	Lively, VA	47
Total Oil		2,188		11
Hydro
Bath County	Warm Springs, VA	1,802	(7)
Gaston	Roanoke Rapids, NC	220
Roanoke Rapids	Roanoke Rapids, NC	95
Other	Various	3
Total Hydro		2,120		11
Biomass
Pittsylvania	Hurt, VA	83		—
Various
Other	Various	11		—
		17,708
Power Purchase Agreements		1,887		10
Total Utility Generation		19,595		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)	Certain coal-fired units are expected to be retired at Chesapeake and Yorktown by 2015 as a result of the issuance of the MATS rule.
(2)	Planned to convert to gas subject to necessary regulatory approvals.
(3)	Facility has been placed into cold reserve status, but can be restarted within a reasonably short period if necessary.
(4)	In the first quarter of 2012, the facility received regulatory approval to convert to biomass.

(5)	Excludes 50% undivided interest owned by ODEC.
(6)	Excludes 11.6% undivided interest owned by ODEC.
(7)	Excludes 40% undivided interest owned by Allegheny Generating Company, a subsidiary of Allegheny Energy, Inc.

DOMINION MERCHANT GENERATION

Plant	Location	Net Summer Capability (MW)		Percentage Net Summer Capability
Nuclear
Millstone	Waterford, CT	2,016	(5)
Kewaunee(1)	Kewaunee, WI	556
Total Nuclear		2,572		33%
Gas
Fairless (CC)(2),(3)	Fairless Hills, PA	1,196
Elwood (CT)(2),(4)	Elwood, IL	712	(6)
Manchester (CC)	Providence, RI	432
Total Gas		2,340		30
Coal
Kincaid(2),(4)	Kincaid, IL	1,158
Brayton Point(4)	Somerset, MA	1,083
Total Coal		2,241		28
Oil
Brayton Point(4)	Somerset, MA	435
Total Oil		435		6
Wind
Fowler Ridge(2)	Benton County, IN	150	(7)
NedPower Mt. Storm(2)	Grant County, WV	132	(8)
Total Wind		282		3
Various
Brayton Point(4),(9)	Somerset, MA	10		—

Total Merchant Generation		7,880		100%

Note: (CT) denotes combustion turbine and (CC) denotes combined cycle.

(1)	In the fourth quarter of 2012, Dominion announced that it would permanently cease operations at Kewaunee in 2013 and commence decommissioning of this facility.
(2)	Subject to a lien securing the facility’s debt. Also see Note 17 to the Consolidated Financial Statements for additional information on liens related to Kincaid and Fairless.
(3)	Includes generating units that Dominion operates under leasing arrangements.
(4)	In the third quarter of 2012, Dominion announced its decision to pursue the sale of Brayton Point, Kincaid and its 50% interest in Elwood.
(5)	Excludes 6.53% undivided interest in Unit 3 owned by Massachusetts Municipal Wholesale Electric Company and Green Mountain Power Corporation.
(6)	Excludes 50% membership interest owned by J-POWER Elwood, LLC.
(7)	Excludes 50% membership interest owned by BP.
(8)	Excludes 50% membership interest owned by Shell.
(9)	Represents four diesel generators.

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

In February 2008, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA. The request concerns historical operating changes and capital improvements undertaken at State Line and Kincaid. In April 2009, Dominion received a second request for information. Dominion provided information in response to both requests. Also in April 2009, Dominion received a Notice and Finding of Violations from the EPA claiming violations of the CAA New Source Review requirements, NSPS, and Title V permit program and the stations’ respective State Implementation Plans. The Notice states that the EPA may issue an order requiring compliance with the relevant CAA provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the CAA. In May 2010, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA. The request concerns historical operating changes and capital improvements undertaken at Brayton Point. Dominion submitted its response to the request in November 2010.

Dominion believes that it complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. The CAA authorizes maximum civil penalties of $25,000 to $37,500 per day, per violation at each generating unit, depending on the date of the alleged violation. In addition to any such penalties that may be awarded, an adverse outcome could require substantial capital expenditures or affect the timing of currently budgeted capital expenditures. Dominion is currently in settlement discussions to resolve these matters. However, there can be no assurance that Dominion will reach a settlement with the EPA. Dominion does not believe that final resolution of the matter will have a material adverse effect on its results of operations, financial condition or cash flows.

See Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A, which information is incorporated herein by reference, for discussion of various environmental and other regulatory proceedings to which the Companies are a party.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of Dominion

Information concerning the executive officers of Dominion, each of whom is elected annually, is as follows:

Name and Age	Business Experience Past Five Years(1)
Thomas F. Farrell II (58)	Chairman of the Board of Directors of Dominion from April 2007 to date; President and CEO of Dominion from January 2006 to date; Chairman of the Board of Directors and CEO of Virginia Power from February 2006 to date.

Mark F. McGettrick (55)	Executive Vice President and CFO of Dominion and Virginia Power from June 2009 to date; Executive Vice President of Dominion from April 2006 to May 2009; President and COO-Generation of Virginia Power from February 2006 to May 2009.

Paul D. Koonce (53)	Executive Vice President and Chief Executive Officer – Energy Infrastructure Group of Dominion from February 2013 to date; President and COO of Virginia Power from June 2009 to date; Executive Vice President of Dominion from April 2006 to February 2013.

David A. Christian (58)	Executive Vice President and Chief Executive Officer – Dominion Generation Group of Dominion from February 2013 to date; President and COO of Virginia Power from June 2009 to date; Executive Vice President of Dominion from May 2011 to February 2013; President and CNO of Virginia Power from October 2007 to May 2009.

David A. Heacock (55)	President and CNO of Virginia Power from June 2009 to date; Senior Vice President of Dominion and President and COO-DVP of Virginia Power from June 2008 to May 2009; Senior Vice President-DVP of Virginia Power from October 2007 to May 2008.

Gary L. Sypolt (59)	Executive Vice President of Dominion from May 2011 to date; President of DTI from June 2009 to date; President-Transmission of DTI from January 2003 to May 2009.

Robert M. Blue (45)	Senior Vice President-Law, Public Policy and Environment of Dominion and Virginia Power from January 2011 to date; Senior Vice President-Public Policy and Environment of Dominion from February 2010 to December 2010; Senior Vice President-Public Policy and Corporate Communications of Dominion from May 2008 to January 2010; Vice President-State and Federal Affairs of DRS from September 2006 to May 2008.

Steven A. Rogers (51)(2)	Senior Vice President and Chief Administrative Officer of Dominion from October 2007 to December 2012; Senior Vice President and CAO of Dominion and Virginia Power from January 2007 to September 2007 and CNG from January 2007 to June 2007.

Ashwini Sawhney (63)	Vice President-Accounting and Controller (CAO) of Dominion from May 2010 to date; Vice President and Controller (CAO) of Dominion from July 2009 to May 2010; Vice President-Accounting of Virginia Power from April 2006 to date; Vice President and Controller of Dominion from April 2007 to June 2009.

(1)	Any service listed for Virginia Power, DTI and DRS reflects service at a subsidiary of Dominion.
(2)	Steven A. Rogers ceased to be an executive officer of Dominion as of January 1, 2013.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dominion

Dominion’s common stock is listed on the NYSE. At January 31, 2013, there were approximately 139,000 record holders of Dominion’s common stock. The number of record holders is comprised of individual shareholder accounts maintained on Dominion’s transfer agent records and includes accounts with shares held in (1) certificate form, (2) book-entry in the Direct Registration System and (3) book-entry under Dominion Direct. Discussions of expected dividend payments and restrictions on Dominion’s payment of dividends required by this Item are contained in Liquidity and Capital Resources in Item 7. MD&A and Notes 17 and 20 to the Consolidated Financial Statements. Cash dividends were paid quarterly in 2012 and 2011. Quarterly information concerning stock prices and dividends is disclosed in Note 26 to the Consolidated Financial Statements, which information is incorporated herein by reference.

The following table presents certain information with respect to Dominion’s common stock repurchases during the fourth quarter of 2012:

DOMINION PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
10/1/2012-10/31/12	467	$52.81	N/A	19,629,059 shares/$	1.18 billion
11/1/2012-11/30/12	—	$—	N/A	19,629,059 shares/$	1.18 billion
12/1/2012-12/31/12	—	$—	N/A	19,629,059 shares/$	1.18 billion
Total	467	$52.81	N/A	19,629,059 shares/$	1.18 billion

(1)	In October 2012, 467 shares were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion Board of Directors in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion Board of Directors was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

Virginia Power

There is no established public trading market for Virginia Power’s common stock, all of which is owned by Dominion. Restrictions on Virginia Power’s payment of dividends are discussed in Dividend Restrictions in Item 7. MD&A and Note 20 to the Consolidated Financial Statements. Virginia Power paid quarterly cash dividends on its common stock as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions)
2012	$149	$120	$110	$180	$559
2011	131	118	199	109	557

Item 6. Selected Financial Data

DOMINION

Year Ended December 31,	2012	2011	2010	2009	2008
(millions, except per share amounts)
Operating revenue	$13,093	$14,145	$14,927	$14,575	$15,594
Income from continuing operations, net of tax(1)	324	1,433	3,066	1,276	1,599
Income (loss) from discontinued operations, net of tax(1)	(22)	(25)	(258)	11	235
Net income attributable to Dominion	302	1,408	2,808	1,287	1,834
Income from continuing operations before loss from discontinued operations per common share-basic	0.57	2.50	5.21	2.15	2.76
Net income attributable to Dominion per common share-basic	0.53	2.46	4.77	2.17	3.17
Income from continuing operations before loss from discontinued operations per common share-diluted	0.57	2.49	5.20	2.15	2.75
Net income attributable to Dominion per common share-diluted	0.53	2.45	4.76	2.17	3.16
Dividends declared per common share	2.11	1.97	1.83	1.75	1.58
Total assets	46,838	45,614	42,817	42,554	42,053
Long-term debt	16,851	17,394	15,758	15,481	14,956

(1)	Amounts attributable to Dominion’s common shareholders.

2012 results include a $1.0 billion after-tax impairment charge due to bids received for Brayton Point and Kincaid and a $303 million after-tax charge primarily resulting from management’s decision to cease operations and begin decommissioning Kewaunee in 2013.

2011 results include a $139 million after-tax charge reflecting generation plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain utility coal-fired generating units and a $59 million after-tax charge reflecting restoration costs associated with damage caused by Hurricane Irene.

2010 results include a $1.4 billion after-tax net income benefit from the sale of substantially all of Dominion’s Appalachian E&P operations, net of charges related to the divestiture and a $202 million after-tax charge primarily reflecting severance pay and other benefits related to a workforce reduction program, as discussed in Notes 3 and 22 to the Consolidated Financial Statements, respectively. The loss from discontinued operations in 2010 includes $127 million of after-tax impairment charges at certain merchant generation facilities and a $140 million after-tax loss on the sale of Peoples.

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

VIRGINIA POWER

Year Ended December 31,	2012	2011	2010	2009	2008
(millions)
Operating revenue	$7,226	$7,246	$7,219	$6,584	$6,934
Net income	1,050	822	852	356	864
Balance available for common stock	1,034	805	835	339	847
Total assets	24,811	23,544	22,262	20,118	18,802
Long-term debt	6,251	6,246	6,702	6,213	6,000

2012 results include a $53 million after-tax charge reflecting restoration costs associated with damage caused by severe storms.

2011 results include a $139 million after-tax charge reflecting generation plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain coal-fired generating units and a $59 million after-tax charge reflecting restoration costs associated with damage caused by Hurricane Irene.

2010 results include a $123 million after-tax charge primarily reflecting severance pay and other benefits related to a workforce reduction program, discussed in Note 22 to the Consolidated Financial Statements.

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
•

Extreme weather events and other natural disasters, including hurricanes, high winds, severe storms, earthquakes and changes in water temperature and availability that can cause outages and property damage to facilities;

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

•	Unplanned outages of the Companies’ facilities;
•	Fluctuations in energy-related commodity prices and the effect these could have on Dominion’s earnings and Dominion’s and Virginia Power’s liquidity position and the underlying value of their assets;
•	Counterparty credit and performance risk;
•	Capital market conditions, including the availability of credit and the ability to obtain financing on reasonable terms;
•	Risks associated with Virginia Power’s membership and participation in PJM, including risks related to obligations created by the default of other participants;
•	Price risk due to investments held in nuclear decommissioning trusts by Dominion and Virginia Power and in benefit plan trusts by Dominion;
•	Fluctuations in interest rates;
•	Changes in federal and state tax laws and regulations;
•	Changes in rating agency requirements or credit ratings and their effect on availability and cost of capital;
•	Changes in financial or regulatory accounting principles or policies imposed by governing bodies;
•	Employee workforce factors including collective bargaining agreements and labor negotiations with union employees;
•	Risks of operating businesses in regulated industries that are subject to changing regulatory structures;
•	Impacts of acquisitions, divestitures and retirements of assets based on asset portfolio reviews;
•	Receipt of approvals for, and timing of, closing dates for acquisitions and divestitures;
•	Changes in rules for RTOs and ISOs in which Dominion and Virginia Power participate, including changes in rate designs and new and evolving capacity models;
•	Political and economic conditions, including inflation and deflation;
•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;
•

Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in customer growth or usage patterns, including as a result of energy conservation programs, and changes in demand for Dominion’s natural gas services;

•

Additional competition in the electric industry, including in electric markets in which Dominion’s merchant generation facilities operate, and competition in the construction and ownership of electric transmission facilities in Virginia Power’s service territory, in connection with FERC Order 1000;

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

The Companies evaluate whether or not recovery of their regulatory assets through future rates is probable and make various assumptions in their analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. See Notes 12 and 13 to the Consolidated Financial Statements for additional information.

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

In 2012, 2011 and 2010, Dominion recognized $77 million, $84 million and $85 million, respectively, of accretion, and expects to recognize $88 million in 2013. In 2012, 2011 and 2010, Virginia Power recognized $34 million, $36 million and $35 million, respectively, of accretion, and expects to recognize $38 million in 2013. Virginia Power records accretion and depreciation associated with utility nuclear decommissioning AROs as an adjustment to its regulatory liability for nuclear decommissioning.

A significant portion of the Companies’ AROs relates to the future decommissioning of Dominion’s merchant and Virginia Power’s utility nuclear facilities. These nuclear decommissioning AROs are reported in the Dominion Generation segment. At December 31, 2012, Dominion’s nuclear decommissioning AROs totaled $1.5 billion, representing approximately 86% of its total AROs. At December 31, 2012, Virginia Power’s nuclear decommissioning AROs totaled $633 million, representing approximately 90% of its total AROs. Based on their significance, the following discussion of critical assumptions inherent in determining the fair value of AROs relates to those associated with the Companies’ nuclear decommissioning obligations.

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

In September 2012, Dominion recorded an increase of $246 million in the nuclear decommissioning AROs for its units. The ARO revision was primarily driven by management’s decision to cease operations and begin decommissioning Kewaunee in 2013. Virginia Power recorded an increase of $43 million in the nuclear decommissioning AROs for its units. The ARO revision was driven by an increase in estimated costs. In December 2011, Dominion recorded a decrease of $290 million in the nuclear decommissioning AROs for its units. Virginia Power recorded a decrease of $95 million in the nuclear decommissioning AROs for its units. The ARO revision in 2011 was driven by a reduction in anticipated future decommissioning costs due to the expected future recovery from the DOE of certain spent fuel costs based on the Companies’ contracts with the DOE for disposal of spent nuclear fuel, as well as updated escalation rates.

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

Given the uncertainty and judgment involved in the determination and filing of income taxes, there are standards for recognition and measurement in financial statements of positions taken or expected to be taken by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by tax authorities with full knowledge of all relevant information. At December 31, 2012, Dominion had $293 million and Virginia Power had $57 million of unrecognized tax benefits.

Deferred income tax assets and liabilities are recorded representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. Dominion and Virginia Power evaluate quarterly the probability of realizing deferred tax assets by considering current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets. The Companies establish a valuation allowance when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. At December 31, 2012, Dominion had established $93 million of valuation allowances and Virginia Power had no valuation allowances.

ACCOUNTING FOR DERIVATIVE CONTRACTS AND OTHER INSTRUMENTS AT FAIR VALUE

Dominion and Virginia Power use derivative contracts such as futures, swaps, forwards, options and FTRs to manage commodity and financial market risks of their business operations. Derivative contracts, with certain exceptions, are reported in the Consolidated Balance Sheets at fair value. Accounting requirements for derivatives and related hedging activities are complex and may be subject to further clarification by standard-setting bodies. The majority of investments held in Dominion’s and Virginia Power’s nuclear decommissioning and Dominion’s rabbi and benefit plan trust funds are also subject to fair value accounting. See Notes 6 and 21 to the Consolidated Financial Statements for further information on these fair value measurements.

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

USE OF ESTIMATES IN GOODWILL IMPAIRMENT TESTING

As of December 31, 2012, Dominion reported $3.1 billion of goodwill in its Consolidated Balance Sheet. A significant portion resulted from the acquisition of the former CNG in 2000.

In April of each year, Dominion tests its goodwill for potential impairment, and performs additional tests more frequently if an event occurs or circumstances change in the interim that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The 2012, 2011 and 2010 annual tests and any interim tests did not result in the recognition of any goodwill impairment.

In general, Dominion estimates the fair value of its reporting units by using a combination of discounted cash flows and other valuation techniques that use multiples of earnings for peer group companies and analyses of recent business combinations involving peer group companies. For Dominion’s Appalachian E&P operations and Peoples and Hope operations, negotiated sales prices were used as fair value for the tests conducted in 2010. Fair value estimates are dependent on subjective factors such as Dominion’s estimate of future cash flows, the selection of appropriate discount and growth rates, and the selection of peer group companies and recent transactions. These underlying assumptions and estimates are made as of a point in time; subsequent modifications, particularly changes in discount rates or growth rates inherent in Dominion’s estimates of future cash flows, could result in a future impairment of goodwill. Although Dominion has consistently applied the same methods in developing the assumptions and estimates that underlie the fair value calculations, such as estimates of future cash flows, and based those estimates on relevant information available at the time, such cash flow estimates are highly uncertain by nature and may vary significantly from actual results. If the estimates of future cash flows used in the most recent tests had been 10% lower, the resulting fair values would have still been greater than the carrying values of each of those reporting units tested, indicating that no impairment was present. See Note 11 to the Consolidated Financial Statements for additional information.

USE OF ESTIMATES IN LONG-LIVED ASSET IMPAIRMENT TESTING

Impairment testing for an individual or group of long-lived assets or for intangible assets with definite lives is required when circumstances indicate those assets may be impaired. When an asset’s carrying amount exceeds the undiscounted estimated future cash flows associated with the asset, the asset is considered impaired to the extent that the asset’s fair value is less than its carrying amount. Performing an impairment test on long-lived assets involves judgment in areas such as identifying if circumstances indicate an impairment may exist, identifying and grouping affected assets, and developing the undiscounted and discounted estimated future cash flows (used to estimate fair value in the absence of market-based value) associated with the asset, including probability weighting such cash flows to reflect expectations about possible variations in their amounts or timing, expectations about operating the long-lived assets and the

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

selection of an appropriate discount rate. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. For example, estimates of future cash flows would contemplate factors which may change over time, such as the expected use of the asset, including future production and sales levels, expected fluctuations of prices of commodities sold and consumed and expected proceeds from dispositions. See Note 6 to the Consolidated Financial Statements for a discussion of impairments related to certain long-lived assets.

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

The expected long-term rates of return on plan assets, discount rates and healthcare cost trend rates are critical assumptions. Dominion determines the expected long-term rates of return on plan assets for pension plans and other postretirement benefit plans by using a combination of:

•	Expected inflation and risk-free interest rate assumptions;
•	Historical return analysis to determine long term historic returns as well as historic risk premiums for various asset classes;
•	Expected future risk premiums, asset volatilities and correlations;
•	Forward-looking return expectations derived from the yield on long-term bonds and the expected long-term returns of major stock market indices; and
•

Investment allocation of plan assets. The strategic target asset allocation for Dominion’s pension funds is 28% U.S. equity, 18% non-U.S. equity, 33% fixed income, 3% real estate and 18% other alternative investments, such as private equity investments.

Strategic investment policies are established for Dominion’s prefunded benefit plans based upon periodic asset/liability studies. Factors considered in setting the investment policy include those mentioned above such as employee demographics, liability growth rates, future discount rates, the funded status of the plans and the expected long-term rate of return on plan assets. Deviations from the plans’ strategic allocation are a function of Dominion’s assessments regarding short-term risk and reward opportunities in the capital markets and/or short-term market movements which result in the plans’ actual asset allocations varying from the strategic target asset allocations. Through periodic rebalancing, actual allocations are brought back in line with the target. Future asset/

liability studies will focus on strategies to further reduce pension and other postretirement plan risk, while still achieving attractive levels of returns.

Dominion develops assumptions, which are then compared to the forecasts of an independent investment advisor to ensure reasonableness. An internal committee selects the final assumptions. Dominion calculated its pension cost using an expected long-term rate of return on plan assets assumption of 8.50% for 2012, 2011 and 2010. Dominion calculated its other postretirement benefit cost using an expected long-term rate of return on plan assets assumption of 7.75% for 2012, 2011 and 2010. The rate used in calculating other postretirement benefit cost is lower than the rate used in calculating pension cost because of differences in the relative amounts of various types of investments held as plan assets.

Dominion determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans. The discount rates used to calculate pension cost and other postretirement benefit cost were 5.50% in 2012, 5.90% in 2011 and 6.60% in 2010. Dominion selected a discount rate of 4.40% for determining its December 31, 2012 projected pension and other postretirement benefit obligations.

Dominion establishes the healthcare cost trend rate assumption based on analyses of various factors including the specific provisions of its medical plans, actual cost trends experienced and projected, and demographics of plan participants. Dominion’s healthcare cost trend rate assumption as of December 31, 2012 was 7% and is expected to gradually decrease to 4.60% by 2061 and continue at that rate for years thereafter.

The following table illustrates the effect on cost of changing the critical actuarial assumptions previously discussed, while holding all other assumptions constant:

		Increase in Net Periodic Cost
	Change in Actuarial Assumption	Pension Benefits	Other Postretirement Benefits
(millions, except percentages)
Discount rate	(0.25)%	$17	$4
Long-term rate of return on plan assets	(0.25)%	13	3
Healthcare cost trend rate	1%	N/A	17

In addition to the effects on cost, at December 31, 2012, a 0.25% decrease in the discount rate would increase Dominion’s projected pension benefit obligation by $219 million and its accumulated postretirement benefit obligation by $54 million, while a 1.00% increase in the healthcare cost trend rate would increase its accumulated postretirement benefit obligation by $218 million. See Note 21 to the Consolidated Financial Statements for additional information.

REVENUE RECOGNITION—UNBILLED REVENUE

Virginia Power recognizes and records revenues when energy is delivered to the customer. The determination of sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, the amount of electric energy delivered to customers, but not yet billed, is estimated and recorded as unbilled revenue. This estimate is reversed in the following month and actual revenue is recorded based on meter readings. Virginia

Power’s customer receivables included $348 million and $360 million of accrued unbilled revenue at December 31, 2012 and 2011, respectively.

The calculation of unbilled revenues is complex and includes numerous estimates and assumptions including historical usage, applicable customer rates, weather factors and total daily electric generation supplied, adjusted for line losses. Changes in customer usage patterns and other factors, which are the basis for the estimates of unbilled revenues, could have a significant effect on the calculation and therefore on Virginia Power’s results of operations and financial condition.

DOMINION

RESULTS OF OPERATIONS

Presented below is a summary of Dominion’s consolidated results:

Year Ended December 31,	2012	$ Change	2011	$ Change	2010
(millions, except EPS)
Net Income attributable to Dominion	$302	$(1,106)	$1,408	$(1,400)	$2,808
Diluted EPS	0.53	(1.92)	2.45	(2.31)	4.76

Overview

2012 VS. 2011

Net income attributable to Dominion decreased by 79%. Unfavorable drivers include impairment and other charges related to bids received for Brayton Point and Kincaid and management’s decision to cease operations and begin decommissioning Kewaunee in 2013. Favorable drivers include the absence of an impairment charge related to certain utility coal-fired power stations and the absence of restoration costs associated with damage caused by Hurricane Irene recorded in 2011.

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

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

Year Ended December 31,	2012	$ Change	2011	$ Change	2010
(millions)
Operating Revenue	$13,093	$(1,052)	$14,145	$(782)	$14,927
Electric fuel and other energy-related purchases	3,748	(349)	4,097	63	4,034
Purchased electric capacity	387	(67)	454	1	453
Purchased gas	1,177	(587)	1,764	(285)	2,049
Net Revenue	7,781	(49)	7,830	(561)	8,391
Other operations and maintenance	4,868	1,546	3,322	(126)	3,448
Depreciation, depletion and amortization	1,186	120	1,066	31	1,035
Other taxes	571	23	548	24	524
Gain on sale of Appalachian E&P operations	—	—	—	(2,467)	2,467
Other income	223	45	178	8	170
Interest and related charges	882	15	867	41	826
Income tax expense	146	(608)	754	(1,358)	2,112
Loss from discontinued operations	(22)	3	(25)	233	(258)

An analysis of Dominion’s results of operations follows:

2012 VS. 2011

Net Revenue decreased 1%, primarily reflecting:

•	A $161 million decrease from merchant generation operations, primarily reflecting a decrease in realized prices; and
•	A $144 million decrease from regulated natural gas distribution operations primarily reflecting decreased rider revenue ($117 million) related to low income assistance programs.

These decreases were partially offset by:

•	A $184 million increase from electric utility operations, primarily reflecting:
•	The impact of rate adjustment clauses ($138 million);
•	The absence of a charge recorded in 2011 based on the Biennial Review Order to refund revenues to customers ($81 million); and
•	A decrease in net capacity expenses ($31 million); partially offset by
•

The impact ($58 million) of a decrease in sales to retail customers, primarily due to a decrease in cooling and heating degree days ($184 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($126 million);

•	A $57 million increase in retail energy marketing activities primarily due to price risk management activities; and
•	A $6 million increase from regulated natural gas transmission operations, primarily due to new transportation assets placed in service.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Other operations and maintenance increased 47%, primarily reflecting:

•	A $1.6 billion impairment charge due to bids received for Brayton Point and Kincaid;
•	A $415 million impairment charge due to management’s decision to cease operations and begin decommissioning Kewaunee in 2013; and
•	A $107 million increase in salaries, wages and benefits.

These increases were partially offset by:

•	The absence of an impairment charge recorded in 2011 related to certain utility coal-fired generating units ($228 million);
•

A $117 million decrease in bad debt expense at regulated natural gas distribution operations primarily related to low income assistance programs. These expenses are recovered through rates and do not impact net income; and

•	The absence of restoration costs recorded in 2011 associated with damages caused by Hurricane Irene ($96 million).

Depreciation, depletion and amortization increased 11%, primarily due to property additions.

Other Income increased 25%, primarily due to higher realized gains (including investment income) on nuclear decommissioning trust funds.

Income tax expense decreased 81%, primarily reflecting lower pre-tax income in 2012.

2011 VS. 2010

Net Revenue decreased 7%, primarily reflecting:

•	A $504 million decrease from merchant generation operations, primarily due to a decrease in realized prices ($340 million) and lower generation ($153 million); and
•	A $125 million decrease reflecting the sale of substantially all of Dominion’s Appalachian E&P operations in April 2010.

These decreases were partially offset by:

•	A $32 million increase from Dominion’s gas transmission business primarily related to an increase in revenue from NGLs;
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

•	A decrease due to a charge based on the Biennial Review Order to refund revenues to customers ($81 million).

Other operations and maintenance decreased 4% primarily reflecting:

•	A $434 million decrease in salaries, wages and benefits primarily related to a 2010 workforce reduction program; partially offset by
•	A $228 million impairment charge related to certain utility coal-fired generating units; and
•	A $96 million increase due to restoration costs associated with damage caused by Hurricane Irene.

Gain on sale of Appalachian E&P operations reflects a gain on the sale of these operations, as described in Note 3 to the Consolidated Financial Statements.

Interest and related charges increased 5%, primarily due to the absence of a benefit recorded in 2010 resulting from the discontinuance of hedge accounting for certain interest rate derivatives ($73 million) and an increase in debt issuances in 2011 ($18 million), partially offset by the recognition of hedging gains that had previously been deferred as regulatory liabilities as a result of the Biennial Review Order ($50 million).

Income tax expense decreased 64%, primarily reflecting lower federal and state taxes largely due to the absence of a gain from the sale of Dominion’s Appalachian E&P operations recorded in 2010.

Loss from discontinued operations reflects the sale of Peoples in 2010, as well as losses associated with State Line and Salem Harbor, which were reclassified to discontinued operations as a result of their sale in 2012.

Outlook

Dominion’s strategy is to continue focusing on its regulated businesses while maintaining upside potential in well-positioned nonregulated businesses. The goals of this strategy are to provide earnings per share growth, a growing dividend and to maintain a stable credit profile. Dominion is in the process of transitioning to a more regulated earnings mix, and is targeting 80-90 percent of its earnings to come from regulated businesses in 2013 and beyond. This is evidenced by Dominion’s capital investments in regulated infrastructure, as well as its disposition of certain merchant generation facilities during 2012 and its announcement that certain other merchant generation facilities are expected to be sold or decommissioned in 2013.

In 2013, Dominion is expected to experience an increase in net income on a per share basis as compared to 2012. Dominion’s anticipated 2013 results reflect the following significant factors:

•	The absence of impairment charges incurred in 2012 associated with certain merchant generating facilities;
•	A return to normal weather in its electric utility operations;
•

Construction and operation of growth projects in electric utility operations and associated rate adjustment clause revenue, as well as full-year earnings from gas transmission and gas distribution projects placed in service in 2012; and

•	Growth in weather-normalized electric utility sales of approximately 2% resulting from the recovering economy and rising energy demand; partially offset by
•	An increase in interest expense;
•	Increases in certain operations and maintenance expense; and
•	An increase in depreciation, depletion and amortization.

On January 2, 2013, U.S. federal legislation was enacted that provides an extension of the 50 percent bonus depreciation allowance for qualifying capital expenditures incurred through 2013, as discussed in Note 5 to the Consolidated Financial Statements. Dominion expects the bonus depreciation provisions to reduce income taxes otherwise payable, resulting in cash savings in 2013 and 2014 of approximately $250 million and $350 million, respectively.

SEGMENT RESULTS OF OPERATIONS

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit or loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

Year Ended December 31,	2012		2011		2010
	Net Income attributable to Dominion	Diluted EPS	Net Income attributable to Dominion	Diluted EPS	Net Income attributable to Dominion	Diluted EPS
(millions, except EPS)
DVP	$559	$0.98	$501	$0.87	$448	$0.76
Dominion Generation	874	1.52	968	1.68	1,263	2.14
Dominion Energy	551	0.96	521	0.91	475	0.80
Primary operating segments	1,984	3.46	1,990	3.46	2,186	3.70
Corporate and Other	(1,682)	(2.93)	(582)	(1.01)	622	1.06
Consolidated	$302	$0.53	$1,408	$2.45	$2,808	$4.76

DVP

Presented below are operating statistics related to DVP’s operations:

Year Ended December 31,	2012	% Change	2011	% Change	2010
Electricity delivered (million MWh)	80.8	(2)%	82.3	(3)%	84.5
Degree days:
Cooling	1,787	(6)	1,899	(9)	2,090
Heating	2,955	(12)	3,354	(12)	3,819
Average electric distribution customer accounts (thousands)(1)	2,455	1	2,438	1	2,422
Average retail energy marketing customer accounts (thousands)(1)	2,129	(1)	2,152	6	2,037

(1)	Thirteen-month average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

2012 VS. 2011

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(34)	$(0.06)
Other	28	0.05
FERC transmission equity return	19	0.04
Retail energy marketing operations	35	0.06
Storm damage and service restoration(1)	14	0.03
Other	(4)	(0.01)
Change in net income contribution	$58	$0.11

(1)	Excludes restoration costs associated with damage caused by severe storms in 2012 and 2011, which are reflected in the Corporate and Other segment.

2011 VS. 2010

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$(43)	$(0.07)
Other	10	0.02
FERC transmission equity return	44	0.07
Retail energy marketing operations	6	0.01
Storm damage and service restoration(1)	9	0.02
Other operations and maintenance expense(2)	28	0.04
Other	(1)	—
Share accretion	—	0.02
Change in net income contribution	$53	$0.11

(1)	Excludes restoration costs associated with damage caused by Hurricane Irene which are reflected in the Corporate and Other segment.
(2)	Primarily reflects the 2010 implementation of cost containment measures including a workforce reduction program, and lower salaries and wages expenses.

Dominion Generation

Presented below are operating statistics related to Dominion Generation’s operations:

Year Ended December 31,	2012	% Change	2011	% Change	2010
Electricity supplied (million MWh):
Utility	80.8	(2)%	82.3	(3)%	84.5
Merchant(1)	41.4	(4)	43.0	(9)	47.3
Degree days (electric utility service area):
Cooling	1,787	(6)	1,899	(9)	2,090
Heating	2,955	(12)	3,354	(12)	3,819

(1)	Includes 13.2, 17.3, and 22.7 million MWh for the years ended December 31, 2012, 2011, and 2010, respectively, related to Kewaunee, State Line, Salem Harbor, Brayton Point, Kincaid, and Dominion’s 50% interest in Elwood.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

2012 VS. 2011

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(109)	$(0.19)
Regulated electric sales:
Weather	(78)	(0.14)
Other	46	0.08
Brayton Point, Kincaid and Elwood third and fourth quarter 2011 earnings(1)	7	0.01
Rate adjustment clause equity return	17	0.03
PJM ancillary services	(27)	(0.05)
Net capacity expenses	19	0.04
Outage costs	8	0.01
Other	23	0.05
Change in net income contribution	$(94)	$(0.16)

(1)	Brayton Point’s, Kincaid’s and Elwood’s third and fourth quarter 2012 results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision, in the third quarter of 2012, to pursue the sale of Brayton Point, Kincaid, and its 50% interest in Elwood.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

2011 VS. 2010

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(278)	$(0.48)
Regulated electric sales:
Weather	(91)	(0.16)
Other	59	0.10
Rate adjustment clause equity return	30	0.05
Outage costs	(11)	(0.01)
Other operations and maintenance expenses(1)	72	0.13
Depreciation and amortization	(7)	(0.01)
Interest expense	(18)	(0.03)
Kewaunee 2010 earnings(2)	(19)	(0.03)
Other	(32)	(0.06)
Share accretion	—	0.04
Change in net income contribution	$(295)	$(0.46)

(1)	Primarily reflects the 2010 implementation of cost containment measures including a workforce reduction program, and lower salaries and wages expenses.
(2)	Kewaunee’s 2011 results of operations have been reflected in the Corporate and Other segment due to Dominion’s decision, in the first quarter of 2011, to pursue a sale of the power station. In 2012, Dominion decided to cease operations and begin decommissioning the facility in 2013.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations. As discussed in Note 3, in April 2010 Dominion completed the sale of substantially all of its Appalachian E&P operations. As a result, production-related operating statistics for the Dominion Energy segment are no longer significant.

Year Ended December 31,	2012	% Change	2011	% Change	2010
Gas distribution throughput (bcf):
Sales	26	(13)%	30	(3)%	31
Transportation	259	2	253	5	241
Heating degree days	4,986	(11)	5,584	(2)	5,682
Average gas distribution customer accounts (thousands)(1):
Sales	251	(2)	256	(2)	260
Transportation	1,044	—	1,040	—	1,042

(1)	Thirteen-month average.

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

2012 VS. 2011

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$(5)	$(0.01)
Producer services margin	(13)	(0.02)
Gas transmission margin(1)	8	0.01
Gain from sale of assets to Blue Racer	43	0.08
Other	(3)	(0.01)
Change in net income contribution	$30	$0.05

(1)	Primarily reflects placing the Appalachian Gateway Project into service.

2011 VS. 2010

	Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Producer services margin	$18	$0.03
Gas transmission margin(1)	15	0.03
Other operations and maintenance expenses(2)	11	0.02
Gas distribution margin:
AMR and PIR revenue	9	0.02
Base gas sales	(4)	(0.01)
E&P disposed operations	(17)	(0.03)
Other	14	0.02
Share accretion	—	0.03
Change in net income contribution	$46	$0.11

(1)	Primarily reflects an increase in revenue from NGLs.
(2)	Primarily reflects the 2010 implementation of cost containment measures including a workforce reduction program, and lower salaries and wages expenses.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

Year Ended December 31,	2012	2011	2010
(millions, except EPS amounts)
Specific items attributable to operating segments	$(1,442)	$(340)	$1,042
Specific items attributable to Corporate and Other segment:
Peoples discontinued operations	—	—	(155)
Other	(5)	29	(22)
Total specific items	(1,447)	(311)	865
Other corporate operations	(235)	(271)	(243)
Total net benefit (expense)	$(1,682)	$(582)	$622
EPS impact	$(2.93)	$(1.01)	$1.06

TOTAL SPECIFIC ITEMS

Corporate and Other includes specific items attributable to Dominion’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments. See Note 25 to the Consolidated Financial Statements for discussion of these items.

VIRGINIA POWER

RESULTS OF OPERATIONS

Presented below is a summary of Virginia Power’s consolidated results:

Year Ended December 31,	2012	$ Change	2011	$ Change	2010
(millions)
Net Income	$1,050	$228	$822	$(30)	$852

Overview

2012 VS. 2011

Net income increased by 28%. Favorable drivers include the absence of an impairment charge related to certain coal-fired power stations recorded in 2011, the impact of rate adjustment clauses, and the absence of restoration costs associated with damage caused by Hurricane Irene recorded in 2011. Unfavorable drivers include the impact of less favorable weather and the restoration costs associated with damage caused by severe storms.

2011 VS. 2010

Net income decreased by 4%, primarily reflecting less favorable weather, including Hurricane Irene, and an impairment charge related to certain coal-fired power stations, partially offset by higher earnings from rate adjustment clauses and the absence of charges related to a workforce reduction program.

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

Year Ended December 31,	2012	$ Change	2011	$ Change	2010
(millions)
Operating Revenue	$7,226	$(20)	$7,246	$27	$7,219
Electric fuel and other energy-related purchases	2,368	(138)	2,506	11	2,495
Purchased electric capacity	386	(66)	452	3	449
Net Revenue	4,472	184	4,288	13	4,275
Other operations and maintenance	1,466	(277)	1,743	(2)	1,745
Depreciation and amortization	782	64	718	47	671
Other taxes	232	10	222	4	218
Other income	96	8	88	(12)	100
Interest and related charges	385	54	331	(16)	347
Income tax expense	653	113	540	(2)	542

An analysis of Virginia Power’s results of operations follows:

2012 VS. 2011

Net Revenue increased 4%, primarily reflecting:

•	The impact of rate adjustment clauses ($138 million);
•	The absence of a charge recorded in 2011 based on the Biennial Review Order to refund revenues to customers ($81 million); and
•	A decrease in net capacity expenses ($31 million); partially offset by
•

The impact ($58 million) of a decrease in sales to retail customers, primarily due to a decrease in cooling and heating degree days ($184 million), partially offset by an increase in sales due to the effect of favorable economic conditions on customer usage and other factors ($126 million).

Other operations and maintenance decreased 16%, primarily reflecting:

•	The absence of an impairment charge recorded in 2011 related to certain coal-fired generating units ($228 million); and
•	The absence of restoration costs recorded in 2011 associated with damage caused by Hurricane Irene ($96 million); partially offset by
•	A $64 million increase in storm damage and service restoration costs primarily due to the damage caused by severe storms in 2012.

Interest and related charges increased 16%, primarily due to the absence of the recognition of hedging gains into income in 2011, that had been deferred as regulatory liabilities, as a result of the Biennial Review Order.

Income tax expense increased 21%, primarily reflecting higher pre-tax income in 2012.

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

Outlook

Virginia Power expects to provide growth in net income in 2013. Virginia Power’s anticipated 2013 results reflect the following significant factors:

•	A return to normal weather;
•	Growth in weather-normalized electric sales of approximately 2% resulting from the recovering economy and rising energy demand; and
•	Construction and operation of growth projects and associated rate adjustment clause revenue; partially offset by
•	Increases in certain operations and maintenance expense; and
•	An increase in depreciation, depletion and amortization.

On January 2, 2013, U.S. federal legislation was enacted that provides an extension of the 50 percent bonus depreciation allowance for qualifying capital expenditures incurred through

2013, as discussed in Note 5 to the Consolidated Financial

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Statements. Virginia Power expects the bonus depreciation provisions to reduce income taxes otherwise payable, resulting in cash savings in 2013 and 2014 of approximately $200 million and $250 million, respectively.

SEGMENT RESULTS OF OPERATIONS

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

Year Ended December 31,	2012	$ Change	2011	$ Change	2010
(millions)
DVP	$448	$22	$426	$49	$377
Dominion Generation	653	(11)	664	34	630
Primary operating segments	1,101	11	1,090	83	1,007
Corporate and Other	(51)	217	(268)	(113)	(155)
Consolidated	$1,050	$228	$822	$(30)	$852

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

Year Ended December 31,	2012	% Change	2011	% Change	2010
Electricity delivered (million MWh)	80.8	(2)%	82.3	(3)%	84.5
Degree days (electric service area):
Cooling	1,787	(6)	1,899	(9)	2,090
Heating	2,955	(12)	3,354	(12)	3,819
Average electric distribution customer accounts (thousands)(1)	2,455	1	2,438	1	2,422

(1)	Thirteen-month average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

2012 VS. 2011

Increase (Decrease)
(millions, except EPS)
Regulated electric sales:
Weather	$(34)
Other	28
FERC transmission equity return	19
Storm damage and service restoration(1)	14
Other	(5)
Change in net income contribution	$22

(1)	Excludes restoration costs associated with damage caused by severe storms in 2012 and 2011, which are reflected in the Corporate and Other segment.

2011 VS. 2010

Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(43)
Other	10
FERC transmission equity return	44
Storm damage and service restoration(1)	9
Other operations and maintenance expense(2)	28
Other	1
Change in net income contribution	$49

(1)	Excludes restoration costs associated with damage caused by Hurricane Irene which are reflected in the Corporate and Other segment.
(2)	Primarily reflects the 2010 implementation of cost containment measures including a workforce reduction program, and lower salaries and wages expenses.

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

Year Ended December 31,	2012	% Change	2011	% Change	2010
Electricity supplied (million MWh)	80.8	(2)%	82.3	(3)%	84.5
Degree days (electric service area):
Cooling	1,787	(6)	1,899	(9)	2,090
Heating	2,955	(12)	3,354	(12)	3,819

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

2012 VS. 2011

Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(78)
Other	46
Rate adjustment clause equity return	17
PJM ancillary services	(27)
Net capacity expenses	19
Other	12
Change in net income contribution	$(11)

2011 VS. 2010

Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$(91)
Other	59
Rate adjustment clause equity return	30
Outage costs	33
Other	3
Change in net income contribution	$34

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

Year Ended December 31,	2012	2011	2010
(millions)
Specific items attributable to operating segments	$(51)	$(268)	$(153)
Other corporate operations	—	—	(2)
Total net expense	$(51)	$(268)	$(155)

SPECIFIC ITEMS ATTRIBUTABLE TO OPERATING SEGMENTS

Corporate and Other primarily includes specific items attributable to Virginia Power’s primary operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments. See Note 25 to the Consolidated Financial Statements for a discussion of these items.

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

A summary of the changes in the unrealized gains and losses recognized for Dominion’s energy-related derivative instruments held for trading purposes follows:

Amount
(millions)
Net unrealized gain at December 31, 2011	$20
Contracts realized or otherwise settled during the period	3
Change in unrealized gains and losses	55
Net unrealized gain at December 31, 2012	$78

The balance of net unrealized gains and losses recognized for Dominion’s energy-related derivative instruments held for trading purposes at December 31, 2012, is summarized in the following table based on the approach used to determine fair value:

	Maturity Based on Contract Settlement or Delivery Date(s)
Sources of Fair Value	2013	2014—2015	2016—2017	2018 and thereafter	Total
(millions)
Prices actively quoted—Level 1(1)	$—	$—	$—	$—	$—
Prices provided by other external sources—Level 2(2)	59	26	2	—	87
Prices based on models and other valuation methods—Level 3(3)	1	(6)	(4)	—	(9)
Total	$60	$20	$(2)	$—	$78

(1)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(2)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(3)	Values with a significant amount of inputs that are not observable for the instrument.

LIQUIDITY AND CAPITAL RESOURCES

Dominion and Virginia Power depend on both internal and external sources of liquidity to provide working capital and as a bridge to long-term debt financings. Short-term cash requirements not met by cash provided by operations are generally satisfied with proceeds from short-term borrowings. Long-term cash needs are met through issuances of debt and/or equity securities.

At December 31, 2012, Dominion had $1.1 billion of unused capacity under its credit facilities, including $256 million of unused capacity under joint credit facilities available to Virginia Power. See additional discussion under Credit Facilities and Short-Term Debt.

The disposition of certain merchant generation facilities during 2012 and the expected sale or decommissioning of certain other merchant generation facilities in 2013 are not expected to negatively impact Dominion’s liquidity.

A summary of Dominion’s cash flows is presented below:

Year Ended December 31,	2012	2011	2010
(millions)
Cash and cash equivalents at beginning of year	$102	$62	$50
Cash flows provided by (used in):
Operating activities	4,137	2,983	1,825
Investing activities	(3,840)	(3,321)	419
Financing activities	(151)	378	(2,232)
Net increase in cash and cash equivalents	146	40	12
Cash and cash equivalents at end of year	$248	$102	$62

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

A summary of Virginia Power’s cash flows is presented below:

Year Ended December 31,	2012	2011	2010
(millions)
Cash and cash equivalents at beginning of year	$29	$5	$19
Cash flows provided by (used in):
Operating activities	2,706	2,024	1,409
Investing activities	(2,282)	(1,947)	(2,425)
Financing activities	(425)	(53)	1,002
Net increase (decrease) in cash and cash equivalents	(1)	24	(14)
Cash and cash equivalents at end of year	$28	$29	$5

Operating Cash Flows

In 2012, net cash provided by Dominion’s operating activities increased by approximately $1.2 billion, primarily due to higher deferred fuel cost recoveries in its Virginia jurisdiction, lower margin collateral requirements, changes in other working capital items and income tax refunds in 2012 as compared to income tax payments in 2011. The increase was partially offset by lower merchant generation margins and the impact of less favorable weather.

In 2012, net cash provided by Virginia Power’s operating activities increased by $682 million, primarily due to higher deferred fuel cost recoveries in its Virginia jurisdiction and net changes in other working capital items, partially offset by income tax payments in 2012 as compared to income tax refunds in 2011 and the impact of less favorable weather.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. In 2012, Dominion’s Board of Directors adopted a new dividend policy that raised its target payout ratio to 65-70%, and established an annual dividend rate for 2013 of $2.25 per share of common stock, a 6.6% increase over the 2012 rate. Declarations of dividends are subject to further Board of Directors approval. Virginia Power believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and provide dividends to Dominion.

The Companies’ operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, and which are discussed in Item 1A. Risk Factors.

CREDIT RISK

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of December 31, 2012 for these activities. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$281	$—	$281
Non-investment grade(2)	4	—	4
No external ratings:
Internally rated-investment grade(3)	113	—	113
Internally rated-non-investment grade(4)	114	—	114
Total	$512	$—	$512

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 28% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 13% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 15% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers and was not considered material at December 31, 2012.

Investing Cash Flows

In 2012, net cash used in Dominion’s investing activities increased by $519 million, primarily due to higher capital expenditures, mainly related to investments in growth projects, and lower restricted cash reimbursements for the purpose of funding certain qualifying construction projects, partially offset by proceeds from the sale of assets, primarily related to Blue Racer, in 2012.

In 2012, net cash used in Virginia Power’s investing activities increased by $335 million, primarily due to higher capital expenditures and lower restricted cash reimbursements for the purpose of funding certain qualifying construction projects.

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

Each of the Companies currently meets the definition of a well-known seasoned issuer under SEC rules governing the registration, communications and offering processes under the Securities Act of 1933. The rules provide for a streamlined shelf registration process to provide registrants with timely access to capital. This allows the Companies to use automatic shelf registra-

tion statements to register any offering of securities, other than those for exchange offers or business combination transactions.

In 2012, net cash used in Dominion’s financing activities was $151 million as compared to net cash provided by financing activities of $378 million in 2011, primarily reflecting lower net debt issuances in 2012 as compared to 2011 as a result of higher cash flow from operations, partially offset by the absence of the repurchases of common stock recorded in 2011.

In 2012, net cash used in Virginia Power’s financing activities increased by $372 million, primarily reflecting lower net debt issuances in 2012 as compared to 2011 as a result of higher cash flow from operations.

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

Dominion

Commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

December 31, 2012	Facility Limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$3,000	$2,412		$—	$588
Joint revolving credit facility(2)	500	—		26	474
Total	$3,500	$2,412	(3)	$26	$1,062

(1)	Effective September 2012, the maturity date was extended from September 2016 to September 2017. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	Effective September 2012, the maturity date for $400 million of the $500 million in committed capacity of this credit facility was extended from September 2016 to September 2017. The remaining $100 million continues to have a maturity date of September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.
(3)	The weighted-average interest rate of the outstanding commercial paper supported by Dominion’s credit facilities was 0.49% at December 31, 2012.

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

Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion, were as follows:

December 31, 2012	Facility Sub-limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
Joint revolving credit facility(1)	$1,000	$992		$—	$8
Joint revolving credit facility(2)	250	—		2	248
Total	$1,250	$992	(3)	$2	$256

(1)	Effective September 2012, the maturity date was extended from September 2016 to September 2017. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	Effective September 2012, the maturity date for $400 million of the $500 million in committed capacity of this credit facility was extended from September 2016 to September 2017. The remaining $100 million continues to have a maturity date of September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(3)	The weighted-average interest rate of the outstanding commercial paper supported by these credit facilities was 0.47% at December 31, 2012.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility. Effective September 2012, the maturity date was extended from September 2016 to September 2017. This facility supports certain tax-exempt financings of Virginia Power.

SHORT-TERM NOTES

In November and December 2012, Dominion issued $250 million and $150 million, respectively, of private placement short-term notes that mature in November 2013 and bear interest at a variable rate. The proceeds were used for general corporate purposes.

LONG-TERM DEBT

During 2012, Dominion and Virginia Power issued the following long-term debt:

Type	Principal	Rate	Maturity	Issuing Company
	(millions)
Senior notes	$350	1.40%	2017	Dominion
Senior notes	350	2.75%	2022	Dominion
Senior notes	350	4.05%	2042	Dominion
Senior notes	450	2.95%	2022	Virginia Power
Total notes issued	$1,500

In December 2011, Virginia Power borrowed $75 million in connection with the Economic Development Authority of the County of Chesterfield Pollution Control Refunding Revenue

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

Bonds, Series 2011 A, which mature in 2017 and bear interest during the initial period at a variable rate for the first five years, after which they will bear interest at a market rate to be determined at that time, using a remarketing process. The proceeds were used to refund the principal amount of the Industrial Development Authority of the County of Chesterfield, Virginia Money Market MunicipalsTM Pollution Control Revenue Bonds, Series 1987 A and Series 1987 B that would otherwise have matured in June 2017.

During 2012, Dominion and Virginia Power repaid and repurchased $1.7 billion and $641 million, respectively, of long-term debt.

ISSUANCE OF COMMON STOCK

Dominion maintains Dominion Direct® and a number of employee savings plans through which contributions may be invested in Dominion’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In January 2012, Dominion began issuing new common shares for these direct stock purchase plans.

During 2012, Dominion issued approximately 6.4 million shares of common stock through various programs. Dominion received cash proceeds of $265 million from the issuance of 5.3 million of such shares through Dominion Direct, employee savings plans, and the exercise of employee stock options.

In January 2012, Dominion filed a new SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at the market program. Dominion entered into four separate Sales Agency Agreements to effect sales under the program. However, with the exception of issuing approximately $318 million in equity through employee savings plans, direct stock purchase and dividend reinvestment plans, converted securities and other employee and director benefit plans, Dominion did not issue common stock in 2012.

In 2012, Virginia Power did not issue any shares of its common stock to Dominion.

REPURCHASE OF COMMON STOCK

Dominion did not repurchase any shares in 2012 and does not plan to repurchase shares during 2013, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

BORROWINGS FROM PARENT

Virginia Power has the ability to borrow funds from Dominion under both short-term and long-term borrowing arrangements. Virginia Power’s short-term demand note borrowings from Dominion were $243 million at December 31, 2012. There were no long-term borrowings from Dominion at December 31, 2012. At December 31, 2012, Virginia Power’s nonregulated subsidiaries had outstanding borrowings, net of repayments, under the Dominion money pool of $192 million.

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

Credit ratings as of February 22, 2013 follow:

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

As of February 22, 2013, Fitch, Moody’s and Standard & Poor’s maintained a stable outlook for their respective ratings of Dominion and Virginia Power.

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

44

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

As of December 31, 2012, the calculated total debt to total capital ratio, pursuant to the terms of the agreements, was as follows:

Company	Maximum Allowed Ratio	Actual Ratio(1)
Dominion	65%	60%
Virginia Power	65%	46%

(1)	Indebtedness as defined by the bank agreements excludes junior subordinated notes reflected as long-term debt or securities due within one year as well as AOCI reflected as equity in the Consolidated Balance Sheets.

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

See Note 17 to the Consolidated Financial Statements for terms of the RCCs.

At December 31, 2012, the termination dates and covered debt under the RCCs associated with Dominion’s hybrids were as follows:

Hybrid	RCC Termination Date		Designated Covered Debt Under RCC
June 2006 hybrids	6/30/2036		September 2006 hybrids
September 2006 hybrids	9/30/2036		June 2006 hybrids
June 2009 hybrids	6/15/2034	(1)	2008 Series B Senior Notes, 7.0% due 2038
(1)	Automatically extended, as set forth in the RCC, for additional quarterly periods, to the extent the maturity date is extended.

Dominion and Virginia Power monitor the debt covenants on a regular basis in order to ensure that events of default will not occur. As of December 31, 2012, there have been no events of default under or changes to Dominion’s or Virginia Power’s debt covenants.

Virginia Power Mortgage Supplement

Substantially all of Virginia Power’s property is subject to the lien of the Indenture of Mortgage securing its First and Refunding Mortgage Bonds. In July 2012, Virginia Power entered into a supplement to the indenture in order to amend various of its terms and conditions and to incorporate certain new provisions. The supplement reduces Virginia Power’s overall compliance responsibilities associated with the indenture by limiting the maximum principal amount of bonds that may be outstanding under the indenture to $10 million unless otherwise provided in a further supplement, and by modifying or eliminating altogether certain compliance requirements while there are no bonds outstanding. The supplement also provides Virginia Power with flexibility to determine when or if certain newly or recently acquired properties will be pledged as collateral under the indenture. There were no bonds outstanding as of December 31, 2012; however, by leaving the indenture open, Virginia Power expects to retain the flexibility to issue mortgage bonds in the future.

Dividend Restrictions

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2012, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

Certain agreements associated with Dominion’s and Virginia Power’s credit facilities contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict Dominion or Virginia Power’s ability to pay dividends or receive dividends from their subsidiaries at December 31, 2012.

See Note 17 to the Consolidated Financial Statements for a description of potential restrictions on dividend payments by Dominion in connection with the deferral of interest payments on junior subordinated notes, which information is incorporated herein by reference.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

CONTRACTUAL OBLIGATIONS

Dominion and Virginia Power are party to numerous contracts and arrangements obligating them to make cash payments in future years. These contracts include financing arrangements such as debt agreements and leases, as well as contracts for the purchase of goods and services and financial derivatives. Presented below is a table summarizing cash payments that may result from contracts to which Dominion and Virginia Power are parties as of December 31, 2012. For purchase obligations and other liabilities, amounts are based upon contract terms, including fixed and minimum quantities to be purchased at fixed or market-based prices. Actual cash payments will be based upon actual quantities purchased and prices paid and will likely differ from amounts

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

presented below. The table excludes all amounts classified as current liabilities in the Consolidated Balance Sheets, other than current maturities of long-term debt, interest payable and certain derivative instruments. The majority of Dominion’s and Virginia Power’s current liabilities will be paid in cash in 2013.

Dominion	2013	2014- 2015	2016- 2017	2018 and thereafter	Total
(millions)
Long-term debt(1)	$2,200	$2,058	$2,790	$11,940	$18,988
Interest payments(2)	898	1,693	1,457	12,218	16,266
Leases(3)	79	136	118	161	494
Purchase obligations(4):
Purchased electric capacity for utility operations	350	695	456	327	1,828
Fuel commitments for utility operations	716	778	265	259	2,018
Fuel commitments for nonregulated operations	254	258	116	187	815
Pipeline transportation and storage	131	174	96	366	767
Energy commodity purchases for resale(5)	79	32	29	146	286
Other(6)	469	56	7	21	553
Other long-term liabilities(7):
Financial derivative-commodities(5)	48	29	3	—	80
Other contractual obligations(8)	16	12	30	2	60
Total cash payments	$5,240	$5,921	$5,367	$25,627	$42,155

(1)	Based on stated maturity dates rather than the earlier redemption dates that could be elected by instrument holders.
(2)	Includes interest payments over the terms of the debt. Interest is calculated using the applicable interest rate or forward interest rate curve at December 31, 2012 and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 17 to the Consolidated Financial Statements. Does not reflect Dominion’s ability to defer interest payments on junior subordinated notes.
(3)	Primarily consists of operating leases.
(4)	Amounts exclude open purchase orders for services that are provided on demand, the timing of which cannot be determined.
(5)	Represents the summation of settlement amounts, by contracts, due from Dominion if all physical or financial transactions among its counterparties and Dominion were liquidated and terminated.
(6)	Includes capital, operations, and maintenance commitments.
(7)	Excludes regulatory liabilities, AROs and employee benefit plan obligations, which are not contractually fixed as to timing and amount. See Notes 12, 14 and 21 to the Consolidated Financial Statements. Due to uncertainty about the timing and amounts that will ultimately be paid, $233 million of income taxes payable associated with unrecognized tax benefits are excluded. Deferred income taxes are also excluded since cash payments are based primarily on taxable income for each discrete fiscal year. See Note 5 to the Consolidated Financial Statements.
(8)	Includes interest rate swap agreements.

Virginia Power	2013	2014- 2015	2016- 2017	2018 and thereafter	Total
(millions)
Long-term debt(1)	$418	$228	$1,155	$4,875	$6,676
Interest payments(2)	342	660	594	3,869	5,465
Leases(3)	26	43	26	26	121
Purchase obligations(4):
Purchased electric capacity for utility operations	350	695	456	327	1,828
Fuel commitments for utility operations	716	778	265	259	2,018
Transportation and storage	27	52	40	197	316
Other(5)	302	29	4	12	347
Total cash payments(6)	$2,181	$2,485	$2,540	$9,565	$16,771

(1)	Based on stated maturity dates rather than the earlier redemption dates that could be elected by instrument holders.
(2)	Includes interest payments over the terms of the debt. Interest is calculated using the applicable interest rate or forward interest rate curve at December 31, 2012 and outstanding principal for each instrument with the terms ending at each instrument’s stated maturity. See Note 17 to the Consolidated Financial Statements.
(3)	Primarily consists of operating leases.
(4)	Amounts exclude open purchase orders for services that are provided on demand, the timing of which cannot be determined.
(5)	Includes capital, operations, and maintenance commitments.
(6)	Excludes regulatory liabilities, AROs and employee benefit plan contributions that are not contractually fixed as to timing and amount. See Notes 12, 14 and 21 to the Consolidated Financial Statements. Due to uncertainty about the timing and amounts that will ultimately be paid, $57 million of income taxes payable associated with unrecognized tax benefits are excluded. Deferred income taxes are also excluded since cash payments are based primarily on taxable income for each discrete fiscal year. See Note 5 to the Consolidated Financial Statements.

PLANNED CAPITAL EXPENDITURES

Dominion’s planned capital expenditures are expected to total approximately $4.7 billion, $4.2 billion and $3.3 billion in 2013, 2014 and 2015, respectively. Dominion’s expenditures are expected to include construction and expansion of electric generation and natural gas transmission and storage facilities, construction improvements and expansion of electric transmission and distribution assets, purchases of nuclear fuel and the buyout of the lease at Fairless in 2013.

Virginia Power’s planned capital expenditures are expected to total approximately $2.6 billion, $3.0 billion and $2.3 billion in 2013, 2014 and 2015, respectively. Virginia Power’s expenditures are expected to include construction and expansion of electric generation facilities, construction improvements and expansion of electric transmission and distribution assets and purchases of nuclear fuel.

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

These estimates are based on a capital expenditures plan reviewed and endorsed by Dominion’s Board of Directors in late

46

2012 and are subject to continuing review and adjustment and actual capital expenditures may vary from these estimates. The Companies may also choose to postpone or cancel certain planned capital expenditures in order to mitigate the need for future debt financings and equity issuances.

Use of Off-Balance Sheet Arrangements

GUARANTEES

Dominion primarily enters into guarantee arrangements on behalf of its consolidated subsidiaries. These arrangements are not subject to the provisions of FASB guidance that dictate a guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. See Note 22 to the Consolidated Financial Statements for additional information, which information is incorporated herein by reference.

FUTURE ISSUES AND OTHER MATTERS

See Item 1. Business, Item 3. Legal Proceedings, and Notes 13 and 22 to the Consolidated Financial Statements for additional information on various environmental, regulatory, legal and other matters that may impact future results of operations, financial condition, and/or cash flows.

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

ENVIRONMENTAL PROTECTION AND MONITORING EXPENDITURES

Dominion incurred approximately $189 million, $184 million and $228 million of expenses (including depreciation) during 2012, 2011, and 2010 respectively, in connection with environmental protection and monitoring activities and expects these expenses to be approximately $193 million and $181 million in 2013 and 2014, respectively. In addition, capital expenditures related to environmental controls were $213 million, $403 million, and $351 million for 2012, 2011 and 2010, respectively. These expenditures are expected to be approximately $75 million and $115 million for 2013 and 2014, respectively.

Virginia Power incurred approximately $120 million, $129 million and $144 million of expenses (including depreciation) during 2012, 2011 and 2010, respectively, in connection with environmental protection and monitoring activities and expects these expenses to be approximately $148 million and $157 million in 2013 and 2014, respectively. In addition, capital expenditures related to environmental controls were $34 million, $77 million and $101 million for 2012, 2011 and 2010, respectively. These expenditures are expected to be approximately $20 million and $99 million for 2013 and 2014, respectively.

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

In December 2012, the EPA issued a final rule that set a more stringent annual air quality standard for fine particulate matter. The EPA is expected to complete final air quality designations by December 2014. States will have until 2020 to meet the revised standard. The extent to which a revised particulate matter standard will impact Dominion is uncertain at this time, but is not expected to be material.

The EPA has finalized rules establishing a new 1-hour NAAQS for NO2 and a new 1-hour NAAQS for SO2, which could require additional NOX and SO2 controls in certain areas where the Companies operate. Until the states have developed implementation plans for these standards, the impact on Dominion’s or Virginia Power’s facilities that emit NOX and SO2 is uncertain.

In January 2010, the EPA also proposed a new, more stringent NAAQS for ozone and had planned to finalize the rule in 2011. In September 2011, the EPA announced a delay from 2011 to 2014 of the rulemaking, therefore NOx controls that may have been required by the rulemaking are also expected to be delayed. In the interim, the EPA is proceeding with implementation of the current ozone standard and made final attainment/nonattainment designations in May 2012. Several Dominion electric generating facilities are located in areas impacted by this standard. Until the states have developed implementation plans for the new NOx, SO2 and ozone standards, it is not possible to determine the impact on Dominion’s or Virginia Power’s facilities that emit NOX and SO2. The Companies cannot currently predict with certainty whether or to what extent the new rules will ultimately require additional controls, however, if significant expenditures are required, it could adversely affect Dominion’s results of operations, and Dominion’s and Virginia Power’s cash flows.

In June 2005, the EPA finalized amendments to the Regional Haze Rule, also known as the Clean Air Visibility Rule. The rule requires the states to implement Best Available Retrofit Technology requirements for sources to address impacts to visual air quality through regional haze state implementation plans, but allows other alternative options. The EPA is in the process of completing rulemakings on regional haze state implementation plans. Although Dominion and Virginia Power anticipate that the emission reductions achieved through compliance with other CAA-required programs will generally address this rule, additional emission reduction requirements may be imposed on the Companies’ facilities.

Water

The CWA is a comprehensive program requiring a broad range of regulatory tools including a permit program to authorize and regulate discharges to surface waters with strong enforcement mechanisms. Dominion and Virginia Power must comply with all aspects of the CWA programs at their operating facilities. In July 2004, the EPA published regulations under CWA Section 316(b) that govern existing utilities that employ a cooling water intake structure and that have flow levels exceeding a minimum threshold. In April 2008, the U.S. Supreme Court granted an industry

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

request to review the question of whether Section 316(b) authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing “adverse environmental impact” at cooling water intake structures. The U.S. Supreme Court ruled in April 2009 that the EPA has the authority to consider costs versus environmental benefits in selecting the best technology available for reducing impacts of cooling water intakes at power stations. It is currently unknown how the EPA will interpret the ruling in its ongoing rulemaking activity addressing cooling water intakes as well as how the states will implement this decision. In April 2011, the EPA published the proposed rule related to Section 316(b) in the Federal Register, and agreed to publish a final rule no later than July 27, 2012. In July 2012, the EPA announced a delay to no later than June 27, 2013 of its impending rulemaking related to Section 316(b).

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

The proposed rule governs all electric generating stations with water withdrawals above two MGD, with a heightened entrainment analysis for those facilities over 125 MGD. Under this proposal, Dominion has 16 facilities that may be subject to these proposed regulations. If finalized as proposed, Dominion anticipates that it will have to install impingement control technologies at many of these stations that have once-through cooling systems. Dominion and Virginia Power cannot estimate the need or potential for entrainment controls under the proposed rule as these decisions will be made on a case-by-case basis after a thorough review of detailed biological, technology, cost and benefit studies. However, the impacts of this proposed rule may be material to the results of operations, financial condition and/or cash flows.

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

In April 2012, the EPA published proposed NSPS for GHG emissions for new electric generating units. This proposed rule sets national emission standards for new coal, oil, integrated gasification combined cycle, and combined cycle units larger than 25MW. The rule, which is expected to be finalized in the Spring of 2013, covers CO2 only and does not apply to existing sources. New natural gas combined cycle units, including Brunswick County, are expected to be able to meet this standard. The rule also does not apply to any new or existing simple cycle combustion turbine units or biomass units. The schedule for a final rulemaking governing a GHG NSPS for existing sources is uncertain.

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

In July 2008, Massachusetts passed the GWSA. Among other provisions, the GWSA sets economy-wide GHG emissions reduction goals for Massachusetts, including reductions of 25% below 1990 levels by 2020, interim goals for 2030 and 2040 and reductions of 80% below 1990 levels by 2050. No regulations impacting Dominion under the GWSA have been proposed. Dominion operates Brayton Point in Massachusetts and acts as a retail electric supplier in Massachusetts, which are subject to the implementation of the GWSA.

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

48

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

Cove Point Export Project

Dominion is pursuing a liquefaction project at Cove Point, which would enable the facility to liquefy domestically-produced natural gas and export it as LNG. The project, which is expected to cost between approximately $3.4 billion and $3.8 billion, exclusive of financing costs, has a planned capacity of approximately 750 million cubic feet per day on the inlet and approximately 4.5 to 5 million metric tons per annum on the outlet. In 2011, Cove Point requested authorization from the DOE to export LNG to countries that have a free trade agreement requiring trade in natural gas with the U.S. as well as countries that do not have such a free trade agreement. In October 2011, Cove Point received authorization from the DOE to export LNG to free trade agreement countries and Cove Point expects to receive authorization from the DOE to export LNG to non-free trade agreement countries in 2013. In June 2012, FERC approved Cove Point’s request to initiate the pre-filing process under which environmental review for the project commenced. Approval of the project could take up to two years from the pre-filing approval date.

In March 2012, Cove Point entered into precedent agreements with two major companies, one of which is Sumitomo Corporation, pursuant to which Cove Point would provide liquefaction, storage and loading services but would not own or directly export the LNG. In October 2012, Cove Point and the unnamed company terminated their precedent agreement by mutual consent. In December 2012, Cove Point entered into a 20-year terminal services agreement with Pacific Summit Energy LLC, a U.S. subsidiary of Sumitomo Corporation, for half of the planned project capacity. The agreement contains final terms subject to certain conditions precedent which include conditions related to customer contracting. Cove Point is in active negotiations with a company for a definitive terminal services agreement for the remaining half of the planned project capacity.

In May 2012, in response to claims by the Sierra Club, Cove Point filed a complaint for declaratory judgment to confirm its right to construct the project. In January 2013, a Maryland circuit court issued declaratory judgment confirming Cove Point’s right to build liquefaction facilities. In February 2013, the Sierra Club filed a notice of appeal with the Maryland Court of Special Appeals.

Subject to a final decision on pursuing the project, execution of binding terminal service agreements, receipt of regulatory and other approvals, and successful completion of engineering studies, construction of liquefaction facilities could begin in 2014 with an in-service date in 2017.

Cove Point Re-Export Project

In August 2011, Cove Point filed an application with the DOE seeking blanket authority to re-export up to the equivalent of 150 bcf of foreign-sourced LNG from the Cove Point terminal over a two-year period. In January 2012, the DOE conditionally approved Cove Point’s application. Due to lack of customer interest in re-export, Cove Point made no filings with FERC and the DOE re-export authorization automatically terminated in January 2013.

Regulation Act Legislation

In January 2013, legislation was introduced in the Virginia General Assembly which would amend the Regulation Act. The legislation passed the Virginia House of Delegates and the Senate of Virginia and was signed into law by the governor in February 2013. Among other things the amendments eliminate the 50 basis points RPS ROE incentive prospectively, as well as the new generation ROE incentives for future projects, except for nuclear and offshore wind projects, which instead are reduced from the current 200 basis points ROE incentive to 100 basis points. ROE incentives for previously approved, as well as filed for but unconstructed projects, remain in place. In addition, the performance incentive provision of the Regulation Act, authorizing the Virginia Commission to increase or decrease a utility’s authorized ROE by up to 100 basis points based on operating comparisons with certain nationally recognized standards, is removed and the Virginia Commission has the discretion to increase or decrease a utility’s authorized ROE based on commission precedent that existed prior to the enactment of the Regulation Act. The legislation includes changes to the earnings test parameters defined by the Regulation Act to allow for a wider band of 70 basis points above and below the authorized ROE in determining whether a utility’s earned ROE is either insufficient or excessive beginning with the biennial review for 2013-2014 to be filed in 2015. Additionally, if a utility is deemed to have over-earned, the customer refund share of excess earnings increases to 70% from the current 60% level beginning with the biennial review for 2013-2014 to be filed in 2015. The legislation also provides guidance to the Virginia Commission on rate-making treatment for severe weather events and natural disasters and for asset impairments related to early retirements of utility generation plants, for which the decision to retire was made before December 31, 2012. This guidance on rate-making treatment applies to Virginia Power’s upcoming biennial review for 2011-2012 to be filed in 2013. Additionally, the provision in the Regulation Act requiring the Virginia Commission to combine transmission-related rider costs with base rates is eliminated and the transmission costs will con-

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Continued

tinue to be segregated and recovered separately. The legislation requires a utility seeking approval to construct a generating facility to demonstrate that it has considered and weighed alternative options in its selection process.

Virginia Offshore Wind Lease

In March 2012, Virginia Power filed a notice with BOEM of its interest in obtaining leases off the Virginia coast in an area sufficient for construction of offshore wind turbines having the potential to generate approximately 1,500-2,000 MW of electricity or enough electricity to serve approximately 500,000 homes at peak demand. In December 2012, BOEM announced that it would auction approximately 113,000 acres off the Virginia coast as a single lease in 2013.

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $128 million and $179 million as of December 31, 2012 and 2011, respectively. A hypothetical 10% unfavorable change in commodity prices of Dominion’s commodity-based financial derivative instruments held for trading purposes would have resulted in a decrease in fair value of approximately $18 million and $8 million as of December 31, 2012 and 2011, respectively.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of December 31, 2012 or 2011.

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

Interest Rate Risk

Dominion and Virginia Power manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in annual earnings as of December 31, 2012 or 2011.

Dominion and Virginia Power may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of December 31, 2012, Dominion and Virginia Power had $1.8 billion and $750 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $21 million and $9 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at December 31, 2012. As of December 31, 2011, Dominion and Virginia Power had $2.3 billion and $1.3 billion, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $31 million and $15 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at December 31, 2011.

The impact of a change in interest rates on Dominion’s and Virginia Power’s interest rate-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net gains and/or losses from interest rate derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Investment Price Risk

Dominion and Virginia Power are subject to investment price risk due to securities held as investments in nuclear decommissioning and rabbi trust funds that are managed by third-party investment managers. These trust funds primarily hold marketable securities that are reported in the Consolidated Balance Sheets at fair value.

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $126 million and $54 million in 2012 and 2011, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. In 2012 and 2011, Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $210 million and $52 million, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $53 million and $24 million in 2012 and 2011, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. In 2012 and 2011, Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $89 million and $25 million, respectively.

Dominion sponsors pension and other postretirement employee benefit plans that hold investments in trusts to fund employee benefit payments. Virginia Power employees participate in these plans. Aggregate actual returns for Dominion’s pension and other postretirement plan assets were $743 million in 2012 and $273 million in 2011, versus expected returns of $509 million and $519 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the periodic cost recognized for employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans. As of December 31, 2012 and 2011, a hypothetical 0.25% decrease in the assumed long-term rates of return on Dominion’s plan assets would result in an increase in net periodic cost of approximately $13 million for pension benefits and $3 million for other postretirement benefits.

Risk Management Policies

Dominion and Virginia Power have established operating procedures with corporate management to ensure that proper internal controls are maintained. In addition, Dominion has established an independent function at the corporate level to monitor compliance with the credit and commodity risk management policies of all subsidiaries, including Virginia Power. Dominion maintains credit policies that include the evaluation of a prospective counterparty’s financial condition, collateral requirements where deemed necessary and the use of standardized agreements that facilitate the netting of cash flows associated with a single counterparty. In addition, Dominion also monitors the financial condition of existing counterparties on an ongoing basis. Based on these credit policies and Dominion’s and Virginia Power’s December 31, 2012 provision for credit losses, management believes that it is unlikely that a material adverse effect on Dominion’s or Virginia Power’s financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dominion Resources, Inc.

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Dominion Resources, Inc. and subsidiaries (“Dominion”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of Dominion’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dominion Resources, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dominion’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on Dominion’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2013

Dominion Resources, Inc.

Consolidated Statements of Income

Year Ended December 31,	2012	2011(1)	2010(1)
(millions, except per share amounts)

Operating Revenue	$13,093	$14,145	$14,927
Operating Expenses
Electric fuel and other energy-related purchases	3,748	4,097	4,034
Purchased electric capacity	387	454	453
Purchased gas	1,177	1,764	2,049
Other operations and maintenance(2)	4,868	3,322	3,448
Depreciation, depletion and amortization	1,186	1,066	1,035
Other taxes	571	548	524
Total operating expenses	11,937	11,251	11,543
Gain on sale of Appalachian E&P operations	—	—	2,467
Income from operations	1,156	2,894	5,851
Other income	223	178	170
Interest and related charges	882	867	826
Income from continuing operations including noncontrolling interests before income taxes	497	2,205	5,195
Income tax expense	146	754	2,112
Income from continuing operations including noncontrolling interests	351	1,451	3,083
Loss from discontinued operations(3)	(22)	(25)	(258)
Net income including noncontrolling interests	329	1,426	2,825
Noncontrolling interests	27	18	17
Net income attributable to Dominion	302	1,408	2,808
Amounts attributable to Dominion:
Income from continuing operations, net of tax	324	1,433	3,066
Loss from discontinued operations, net of tax	(22)	(25)	(258)
Net income attributable to Dominion	302	1,408	2,808
Earnings Per Common Share-Basic:
Income from continuing operations	$0.57	$2.50	$5.21
Loss from discontinued operations	(0.04)	(0.04)	(0.44)
Net income attributable to Dominion	$0.53	$2.46	$4.77
Earnings Per Common Share-Diluted:
Income from continuing operations	$0.57	$2.49	$5.20
Loss from discontinued operations	(0.04)	(0.04)	(0.44)
Net income attributable to Dominion	$0.53	$2.45	$4.76
Dividends declared per common share	$2.11	$1.97	$1.83

(1)	Recast to reflect Salem Harbor and State Line as discontinued operations as described in Note 3 to the Consolidated Financial Statements. EPS amounts reflect the per share impact of the recast.
(2)	For 2012, includes impairment and other charges of $2.1 billion related to Brayton Point, Kincaid and Kewaunee. See Note 6 for additional information.
(3)	Includes income tax benefit of $27 million, $9 million, and $34 million in 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2012	2011	2010
(millions)

Net income including noncontrolling interests	$329	$1,426	$2,825
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities, net of $5, $48 and $(52) tax	(8)	(67)	84
Changes in unrealized net gains on investment securities, net of $(68), $(7) and $(54) tax	108	11	89
Changes in net unrecognized pension and other postretirement benefit costs, net of $209, $147 and $40 tax	(330)	(231)	(18)
Amounts reclassified to net income:
Net derivative (gains)-hedging activities, net of $34, $28 and $193 tax	(60)	(38)	(314)
Net realized (gains) losses on investment securities, net of $16, $(4) and $9 tax	(25)	6	(14)
Net pension and other postretirement benefit costs, net of $(32), $(25) and $(38) tax	48	39	54
Total other comprehensive loss	(267)	(280)	(119)
Comprehensive income including noncontrolling interests	62	1,146	2,706
Comprehensive income attributable to noncontrolling interests	27	18	17
Comprehensive income attributable to Dominion	$35	$1,128	$2,689

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Balance Sheets

At December 31,	2012	2011
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$248	$102
Customer receivables (less allowance for doubtful accounts of $28 and $29)	1,621	1,780
Other receivables (less allowance for doubtful accounts of $4 and $8)	96	255
Inventories:
Materials and supplies	684	641
Fossil fuel	467	541
Gas stored	108	166
Derivative assets	518	705
Regulatory assets	203	541
Prepayments	326	262
Deferred income taxes	573	9
Other	296	428
Total current assets	5,140	5,430
Investments
Nuclear decommissioning trust funds	3,330	2,999
Investment in equity method affiliates	558	553
Restricted cash equivalents	33	141
Other	270	292
Total investments	4,191	3,985
Property, Plant and Equipment
Property, plant and equipment	43,364	42,033
Property, plant and equipment, VIE	957	957
Accumulated depreciation, depletion and amortization	(13,548)	(13,320)
Total property, plant and equipment, net	30,773	29,670
Deferred Charges and Other Assets
Goodwill	3,130	3,141
Pension and other postretirement benefit assets	702	681
Intangible assets	536	637
Regulatory assets	1,717	1,382
Other	649	688
Total deferred charges and other assets	6,734	6,529
Total assets	$46,838	$45,614

At December 31,	2012	2011
(millions)

LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,363	$1,479
Securities due within one year, VIE	860	—
Short-term debt	2,412	1,814
Accounts payable	1,137	1,250
Accrued interest, payroll and taxes	636	648
Derivative liabilities	510	951
Regulatory liabilities	136	243
Other	709	577
Total current liabilities	7,763	6,962
Long-Term Debt
Long-term debt	15,478	14,785
Long-term debt, VIE	—	890
Junior subordinated notes	1,373	1,719
Total long-term debt	16,851	17,394
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	5,800	5,216
Asset retirement obligations	1,641	1,383
Pension and other postretirement benefit liabilities	1,831	962
Regulatory liabilities	1,514	1,324
Other	556	613
Total deferred credits and other liabilities	11,342	9,498
Total liabilities	35,956	33,854
Commitments and Contingencies (see Note 22)
Subsidiary Preferred Stock Not Subject To Mandatory Redemption	257	257
Equity
Common stock-no par(1)	5,493	5,180
Other paid-in capital	162	179
Retained earnings	5,790	6,697
Accumulated other comprehensive loss	(877)	(610)
Total common shareholders’ equity	10,568	11,446
Noncontrolling interest	57	57
Total equity	10,625	11,503
Total liabilities and equity	$46,838	$45,614

(1)	1 billion shares authorized; 576 million shares and 570 million shares outstanding at December 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

Dominion Resources, Inc.

Consolidated Statements of Equity

	Common Stock		Dominion Shareholders
	Shares	Amount	Other Paid-In Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Total Common Shareholders’ Equity	Noncontrolling Interests	Total Equity
(millions)

December 31, 2009	599	$6,525	$185	$4,686		$(211)	$11,185	$—	$11,185
Net income including noncontrolling interests				2,825			2,825		2,825
Issuance of stock-employee and direct stock purchase plans	1	10					10		10
Stock awards and stock options exercised (net of change in unearned compensation)	2	80					80		80
Stock repurchases	(21)	(900)					(900)		(900)
Tax benefit from stock awards and stock options exercised			9				9		9
Dividends(1)				(1,093)			(1,093)		(1,093)
Other comprehensive loss, net of tax						(119)	(119)		(119)
December 31, 2010	581	5,715	194	6,418		(330)	11,997	—	11,997
Net income including noncontrolling interests				1,425			1,425	1	1,426
Consolidation of noncontrolling interests(2)							—	61	61
Stock awards and stock options exercised (net of change in unearned compensation)	1	49					49		49
Stock repurchases	(13)	(601)					(601)		(601)
Other stock issuances(3)	1	17	(17)				—		—
Tax benefit from stock awards and stock options exercised			2				2		2
Dividends				(1,146	)(1)		(1,146)	(5)	(1,151)
Other comprehensive loss, net of tax						(280)	(280)		(280)
December 31, 2011	570	5,180	179	6,697		(610)	11,446	57	11,503
Net income including noncontrolling interests				318			318	11	329
Issuance of stock-employee and direct stock purchase plans	4	246					246		246
Stock awards and stock options exercised (net of change in unearned compensation)	1	26					26		26
Other stock issuances(3)	1	41	(27)				14		14
Tax benefit from stock awards and stock options exercised			10				10		10
Dividends				(1,225	)(1)		(1,225)	(11)	(1,236)
Other comprehensive income, net of tax						(267)	(267)		(267)
December 31, 2012	576	$5,493	$162	$5,790		$(877)	$10,568	$57	$10,625

(1)	Includes subsidiary preferred dividends related to noncontrolling interests of $16 million in 2012 and $17 million in 2011 and 2010.
(2)	See Note 15 for consolidation of a VIE in October 2011.
(3)	Contains shares issued in excess of principal amounts related to converted securities. See Note 17 for further information on convertible securities.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements

Dominion Resources, Inc.

Consolidated Statements of Cash Flows

Year Ended December 31,	2012	2011	2010
(millions)

Operating Activities
Net income including noncontrolling interests	$329	$1,426	$2,825
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Gain from sale of Appalachian E&P operations	—	—	(2,467)
Loss from sale of Peoples	—	—	113
Impairment of generation assets (including discontinued operations)	2,089	283	194
Net reserves (payments) related to rate refunds	(151)	3	(500)
Contributions to pension plans	—	—	(650)
Charges (payments) related to workforce reduction program	(9)	(115)	229
Depreciation, depletion and amortization (including nuclear fuel)	1,443	1,288	1,258
Deferred income taxes and investment tax credits	246	756	682
Gain on the sale of assets to Blue Racer	(81)	—	—
Other adjustments	(155)	(92)	(40)
Changes in:
Accounts receivable	292	365	(60)
Inventories	33	(185)	35
Deferred fuel and purchased gas costs, net	368	(3)	(246)
Prepayments	(85)	(19)	139
Accounts payable	(61)	(413)	119
Accrued interest, payroll and taxes	(12)	(216)	166
Other operating assets and liabilities	(109)	(95)	28
Net cash provided by operating activities	4,137	2,983	1,825
Investing Activities
Plant construction and other property additions (including nuclear fuel)	(4,145)	(3,652)	(3,422)
Proceeds from sale of Appalachian E&P operations	—	—	3,450
Proceeds from sale of Peoples	—	—	741
Proceeds from sales of securities	1,356	1,757	2,814
Purchases of securities	(1,392)	(1,824)	(2,851)
Proceeds from Blue Racer	115	—	—
Restricted cash equivalents	108	259	(396)
Other	118	139	83
Net cash provided by (used in) investing activities	(3,840)	(3,321)	419
Financing Activities
Issuance of short-term debt, net	598	429	91
Issuance of short-term notes	400	—	—
Issuance and remarketing of long-term debt	1,500	2,320	1,090
Repayment and repurchase of long-term debt	(1,675)	(637)	(1,492)
Issuance of common stock	265	38	74
Repurchase of common stock	—	(601)	(900)
Common dividend payments	(1,209)	(1,129)	(1,076)
Subsidiary preferred dividend payments	(16)	(17)	(17)
Other	(14)	(25)	(2)
Net cash provided by (used in) financing activities	(151)	378	(2,232)
Increase in cash and cash equivalents	146	40	12
Cash and cash equivalents at beginning of year	102	62	50
Cash and cash equivalents at end of year	$248	$102	$62
Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest and related charges, excluding capitalized amounts	$913	$920	$894
Income taxes	(58)	166	991
Significant noncash investing and financing activities:
Accrued capital expenditures	388	328	240
Consolidation of VIE—assets at fair value	—	957	—
Consolidation of VIE—debt	—	896	—

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Virginia Electric and Power Company

Richmond, Virginia

We have audited the accompanying consolidated balance sheets of Virginia Electric and Power Company (a wholly-owned subsidiary of Dominion Resources, Inc.) and subsidiaries (“Virginia Power”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of Virginia Power’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Virginia Electric and Power Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2013

Virginia Electric and Power Company

Consolidated Statements of Income

Year Ended December 31,	2012	2011	2010
(millions)

Operating Revenue	$7,226	$7,246	$7,219
Operating Expenses
Electric fuel and other energy-related purchases	2,368	2,506	2,495
Purchased electric capacity	386	452	449
Other operations and maintenance:
Affiliated suppliers	305	306	384
Other	1,161	1,437	1,361
Depreciation and amortization	782	718	671
Other taxes	232	222	218
Total operating expenses	5,234	5,641	5,578
Income from operations	1,992	1,605	1,641
Other income	96	88	100
Interest and related charges	385	331	347
Income from operations before income tax expense	1,703	1,362	1,394
Income tax expense	653	540	542
Net Income	1,050	822	852
Preferred dividends	16	17	17
Balance available for common stock	$1,034	$805	$835

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Comprehensive Income

Year Ended December 31,	2012	2011	2010
(millions)

Net income	$1,050	$822	$852
Other comprehensive income (loss), net of taxes:
Net deferred losses on derivatives-hedging activities, net of $3, $3 and $1 tax	(5)	(6)	(1)
Changes in unrealized net gains on nuclear decommissioning trust funds, net of $(7), $(1) and $(6) tax	13	2	9
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities, net of $(2), $—and $4 tax	2	(1)	(8)
Net realized gains on nuclear decommissioning trust funds, net of $2, $—and $2 tax	(4)	—	(2)
Other comprehensive income (loss)	6	(5)	(2)
Comprehensive income	$1,056	$817	$850

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Balance Sheets

At December 31,	2012	2011
(millions)

ASSETS
Current Assets
Cash and cash equivalents	$28	$29
Customer receivables (less allowance for doubtful accounts of $10 and $11)	849	892
Other receivables (less allowance for doubtful accounts of $3 and $7)	51	145
Inventories (average cost method):
Materials and supplies	385	359
Fossil fuel	404	438
Prepayments	23	41
Regulatory assets	119	479
Deferred income taxes	92	—
Other	30	53
Total current assets	1,981	2,436
Investments
Nuclear decommissioning trust funds	1,515	1,370
Other	14	36
Total investments	1,529	1,406
Property, Plant and Equipment
Property, plant and equipment	30,631	28,626
Accumulated depreciation and amortization	(10,014)	(9,615)
Total property, plant and equipment, net	20,617	19,011
Deferred Charges and Other Assets
Intangible assets	181	183
Regulatory assets	396	399
Other	107	109
Total deferred charges and other assets	684	691
Total assets	$24,811	$23,544

At December 31,	2012	2011
(millions)

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$418	$616
Short-term debt	992	894
Accounts payable	430	405
Payables to affiliates	67	108
Affiliated current borrowings	435	187
Accrued interest, payroll and taxes	204	226
Derivative liabilities	33	135
Customer deposits	100	106
Regulatory liabilities	32	178
Deferred income taxes	—	91
Other	296	175
Total current liabilities	3,007	3,121
Long-Term Debt	6,251	6,246
Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,879	3,180
Asset retirement obligations	705	624
Regulatory liabilities	1,285	1,095
Other	194	271
Total deferred credits and other liabilities	6,063	5,170
Total liabilities	15,321	14,537
Commitments and Contingencies (see Note 22)
Preferred Stock Not Subject to Mandatory Redemption	257	257
Common Shareholder’s Equity
Common stock-no par(1)	5,738	5,738
Other paid-in capital	1,113	1,111
Retained earnings	2,357	1,882
Accumulated other comprehensive income	25	19
Total common shareholder’s equity	9,233	8,750
Total liabilities and shareholder’s equity	$24,811	$23,544

(1)	500,000 shares authorized at December 31, 2012 and 2011; 274,723 shares outstanding at December 31, 2012 and 2011.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Common Shareholder’s Equity

	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
(millions, except for shares)	(thousands)

Balance at December 31, 2009	242	$4,738	$1,110	$1,299	$26	$7,173
Net income				852		852
Issuance of stock to Dominion	33	1,000				1,000
Dividends				(517)		(517)
Tax benefit from stock awards and stock options exercised			1			1
Other comprehensive loss, net of tax					(2)	(2)
Balance at December 31, 2010	275	5,738	1,111	1,634	24	8,507
Net income				822		822
Dividends				(574)		(574)
Other comprehensive loss, net of tax					(5)	(5)
Balance at December 31, 2011	275	5,738	1,111	1,882	19	8,750
Net income				1,050		1,050
Dividends				(575)		(575)
Tax benefit from stock awards and stock options exercised			2			2
Other comprehensive income, net of tax					6	6
Balance at December 31, 2012	275	$5,738	$1,113	$2,357	$25	$9,233

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

Virginia Electric and Power Company

Consolidated Statements of Cash Flows

Year Ended December 31,	2012	2011	2010
(millions)

Operating Activities
Net income	$1,050	$822	$852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	927	838	782
Deferred income taxes and investment tax credits, net	502	496	609
Impairment of generation assets	—	228	—
Net reserves (payments) related to rate refunds	(151)	3	(500)
Contributions to pension plans	—	—	(302)
Charges (payments) related to workforce reduction program	(4)	(53)	98
Other adjustments	(66)	(40)	(40)
Changes in:
Accounts receivable	126	76	(9)
Affiliated accounts receivable and payable	(2)	(7)	11
Inventories	8	(200)	17
Deferred fuel expenses, net	378	12	(213)
Prepayments	18	24	(10)
Accounts payable	19	(117)	108
Accrued interest, payroll and taxes	(22)	12	1
Other operating assets and liabilities	(77)	(70)	5
Net cash provided by operating activities	2,706	2,024	1,409
Investing Activities
Plant construction and other property additions	(2,082)	(1,885)	(2,113)
Purchases of nuclear fuel	(206)	(205)	(121)
Purchases of securities	(638)	(1,057)	(1,211)
Proceeds from sales of securities	626	1,030	1,192
Restricted cash equivalents	22	137	(165)
Other	(4)	33	(7)
Net cash used in investing activities	(2,282)	(1,947)	(2,425)
Financing Activities
Issuance of short-term debt, net	98	294	158
Issuance of affiliated current borrowings, net	248	85	1,101
Issuance and remarketing of long-term debt	450	235	605
Repayment and repurchase of long-term debt	(641)	(91)	(347)
Common dividend payments	(559)	(557)	(500)
Preferred dividend payments	(16)	(17)	(17)
Other	(5)	(2)	2
Net cash provided by (used in) financing activities	(425)	(53)	1,002
Increase (decrease) in cash and cash equivalents	(1)	24	(14)
Cash and cash equivalents at beginning of year	29	5	19
Cash and cash equivalents at end of year	$28	$29	$5
Supplemental Cash Flow Information
Cash paid (received) during the year for:
Interest and related charges, excluding capitalized amounts	$376	$376	$349
Income taxes	225	(27)	(101)
Significant noncash investing and financing activities:
Accrued capital expenditures	242	199	136
Settlement of debt and issuance of common stock to Dominion	—	—	1,000

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

Dominion manages its daily operations through three primary operating segments: DVP, Dominion Generation and Dominion Energy. Dominion also reports a Corporate and Other segment, which includes its corporate, service company and other functions (including unallocated debt) and the net impact of operations that are expected to be and are currently discontinued, which is discussed in Note 3. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

Virginia Power manages its daily operations through two primary operating segments: DVP and Dominion Generation. It also reports a Corporate and Other segment that primarily includes specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments. See Note 25 for further discussion of Dominion’s and Virginia Power’s operating segments.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

General

Dominion and Virginia Power make certain estimates and assumptions in preparing their Consolidated Financial Statements in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses and cash flows for the periods presented. Actual results may differ from those estimates.

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

Dominion maintains pension and other postretirement benefit plans. Virginia Power participates in certain of these plans. See Note 21 for further information on these plans.

Certain amounts in the 2011 and 2010 Consolidated Financial Statements and footnotes have been reclassified to conform to the 2012 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion are inclusive of Virginia Power, where applicable.

Operating Revenue

Operating revenue is recorded on the basis of services rendered, commodities delivered or contracts settled and includes amounts yet to be billed to customers. The Companies collect sales, consumption and consumer utility taxes; however, these amounts are excluded from revenue. Dominion’s customer receivables at December 31, 2012 and 2011 included $411 million and $423 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity and natural gas delivered but not yet billed to its utility customers. Virginia Power’s customer receivables at December 31, 2012 and 2011 included $348 million and $360 million, respectively, of accrued unbilled revenue based on estimated amounts of electricity delivered but not yet billed to its customers.

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

•

Gas transportation and storage consists primarily of regulated sales of gathering, transmission, distribution and storage services and associated derivative activity. Also included are regulated gas distribution charges to retail distribution service customers opting for alternate suppliers; and

•

Other revenue consists primarily of sales of NGL production and condensate, extracted products and associated derivative activity. Other revenue also includes miscellaneous service revenue from electric and gas distribution operations, and gas processing and handling revenue.

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

Combined Notes to Consolidated Financial Statements, Continued

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

Of the cost of fuel used in electric generation and energy purchases to serve utility customers, approximately 83% is currently subject to deferred fuel accounting, while substantially all of the remaining amount is subject to recovery through similar mechanisms.

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

Dominion and Virginia Power recognize changes in estimated interest payable on net underpayments of income taxes in interest expense. Changes in interest receivable related to net overpay-

ments of income taxes and estimated penalties that may result from the settlement of some uncertain tax positions are recognized in other income. In its Consolidated Statements of Income for 2012, Dominion recognized interest income of $8 million and interest expense of $3 million and a reduction in penalties of less than $1 million. In 2011, Dominion recognized interest income of $12 million and interest expense of $7 million and a reduction in penalties of less than $1 million. In 2010, Dominion recognized a reduction in interest expense of $18 million and a reduction in penalties of less than $1 million. Dominion had accrued interest receivable of $5 million, interest payable of $10 million and penalties payable of less than $1 million at December 31, 2012 and interest receivable of $48 million, interest payable of $10 million and penalties payable of less than $1 million at December 31, 2011.

Virginia Power’s interest and penalties were immaterial in 2012 and 2010. In 2011, Virginia Power recognized interest income of $12 million, and penalties were immaterial. Virginia Power had accrued interest receivable of $17 million at December 31, 2011.

At December 31, 2012, Virginia Power’s Consolidated Balance Sheet included $10 million of federal income taxes payable and $36 million of noncurrent federal and state income taxes payable.

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

Cash and Cash Equivalents

Current banking arrangements generally do not require checks to be funded until they are presented for payment. At December 31, 2012 and 2011, Dominion’s accounts payable included $53 million and $75 million, respectively, of checks outstanding but not yet presented for payment. At December 31, 2012 and 2011, Virginia Power’s accounts payable included $30 million and $40 million, respectively, of checks outstanding but not yet presented for payment. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, cash in banks and temporary investments purchased with an original maturity of three months or less.

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

68

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

Dominion and Virginia Power do not offset amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. Dominion had margin assets of $212 million and $319 million associated with cash collateral at December 31, 2012 and 2011, respectively. Dominion had margin liabilities of $4 million and $66 million associated with cash collateral at December 31, 2012 and 2011, respectively. Virginia Power had margin assets of $18 million and $41 million associated with cash collateral at December 31, 2012 and 2011, respectively. Virginia Power’s margin liabilities associated with cash collateral were not material at December 31, 2012 and 2011.

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

DERIVATIVE INSTRUMENTS DESIGNATED AS HEDGING INSTRUMENTS

Dominion and Virginia Power designate a portion of their derivative instruments as either cash flow or fair value hedges for accounting purposes. For all derivatives designated as hedges, Dominion and Virginia Power formally document the relationship between the hedging instrument and the hedged item, as well as the risk management objective and the strategy for using the hedging instrument. The Companies assess whether the hedg-

ing relationship between the derivative and the hedged item is highly effective at offsetting changes in cash flows or fair values both at the inception of the hedging relationship and on an ongoing basis. Any change in the fair value of the derivative that is not effective at offsetting changes in the cash flows or fair values of the hedged item is recognized currently in earnings. Also, the Companies may elect to exclude certain gains or losses on hedging instruments from the assessment of hedge effectiveness, such as gains or losses attributable to changes in the time value of options or changes in the difference between spot prices and forward prices, thus requiring that such changes be recorded currently in earnings. Hedge accounting is discontinued prospectively for derivatives that cease to be highly effective hedges. For derivative instruments that are accounted for as fair value hedges or cash flow hedges, the cash flows from the derivatives and from the related hedged items are classified in operating cash flows.

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

Fair Value Hedges—Dominion also uses fair value hedges to mitigate the fixed price exposure inherent in certain firm commodity commitments and commodity inventory. In addition, Dominion and Virginia Power have designated interest rate swaps as fair value hedges on certain fixed rate long-term debt to manage interest rate exposure. For fair value hedge transactions, changes in the fair value of the derivative are generally offset currently in earnings by the recognition of changes in the hedged item’s fair value. Derivative gains and losses from the hedged item are reclassified to earnings when the hedged item is included in earnings, or earlier, if the hedged item no longer qualifies for hedge accounting. Hedge accounting is discontinued if the hedged item no longer qualifies for hedge accounting.

See Note 6 for further information about fair value measurements and associated valuation methods for derivatives. See Note 7 for further information on derivatives.

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

In 2012, 2011 and 2010, Dominion capitalized interest costs and AFUDC to property, plant and equipment of $91 million, $85 million and $102 million, respectively. In 2012, 2011 and

Combined Notes to Consolidated Financial Statements, Continued

2010, Virginia Power capitalized AFUDC to property, plant and equipment of $31 million, $31 million and $61 million, respectively. Under Virginia law, certain Virginia jurisdictional projects qualify for current recovery of AFUDC through rate adjustment clauses. AFUDC on these projects is calculated and recorded as a regulatory asset and is not capitalized to property, plant and equipment. In 2012, 2011 and 2010, Virginia Power recorded $37 million, $20 million and $13 million of AFUDC related to these projects, respectively.

For Virginia Power property subject to cost-of-service rate regulation, including electric distribution, electric transmission, and generation property and for certain Dominion natural gas property, the undepreciated cost of such property, less salvage value, is generally charged to accumulated depreciation at retirement. Cost of removal collections from utility customers not representing AROs are recorded as regulatory liabilities. For property subject to cost-of-service rate regulation that will be retired or abandoned significantly before the end of its useful life, the net carrying value is reclassified from plant-in-service when it becomes probable it will be retired or abandoned.

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

Depreciation of property, plant and equipment is computed on the straight-line method based on projected service lives. Dominion’s and Virginia Power’s depreciation rates on utility property, plant and equipment are as follows:

Year Ended December 31,	2012	2011	2010
(percent)
Dominion
Generation	2.62	2.68	2.59
Transmission	2.17	2.26	2.24
Distribution	3.17	3.19	3.20
Storage	2.59	2.64	2.75
Gas gathering and processing	2.49	2.52	2.39
General and other	4.55	4.66	4.60

Virginia Power
Generation	2.62	2.68	2.59
Transmission	1.98	2.03	1.94
Distribution	3.32	3.33	3.33
General and other	4.32	4.38	4.28

Dominion’s nonutility property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

Asset	Estimated Useful Lives
Merchant generation—nuclear	34 – 44 years
Merchant generation—other	27 – 40 years
General and other	5 – 59 years

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

In 2010, Dominion recorded a ceiling test impairment charge of $21 million ($13 million after-tax) in other operations and maintenance expense in its Consolidated Statement of Income primarily due to a decline in hedge-adjusted prices reflecting the discontinuance of hedge accounting for certain cash flow hedges and recognized a gain from the sale of substantially all of its Appalachian E&P operations, as discussed in Note 3.

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

These allowances are amortized in the periods the emissions are generated, with the amortization reflected in depreciation, depletion and amortization in the Consolidated Statements of Income. Purchases and sales of these allowances are reported as investing activities in the Consolidated Statements of Cash Flows and gains or losses resulting from sales are reported in other operations and maintenance expense in the Consolidated Statements of Income. See Note 6 for discussion of impairments related to emissions allowances.

Long-Lived and Intangible Assets

Dominion and Virginia Power perform an evaluation for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets or intangible assets with finite lives may not be recoverable. A long-lived or intangible asset is written down to fair value if the sum of its expected future undiscounted cash flows is less than its carrying amount. Intangible assets with finite lives are amortized over their estimated useful lives. See Note 6 for a discussion of impairments related to certain long-lived assets and intangible assets with finite lives.

70

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

Amortization of Debt Issuance Costs

Dominion and Virginia Power defer and amortize debt issuance costs and debt premiums or discounts over the expected lives of the respective debt issues, considering maturity dates and, if applicable, redemption rights held by others. As permitted by regulatory authorities, gains or losses resulting from the refinancing of debt allocable to utility operations subject to cost-based rate regulation are deferred and amortized over the lives of the new issuances.

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

Combined Notes to Consolidated Financial Statements, Continued

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

Decommissioning Trust Investments—Special Considerations

•

The recognition provisions of the FASB’s other-than-temporary impairment guidance apply only to debt securities classified as available-for-sale or held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities.

•

Debt Securities—Using information obtained from their nuclear decommissioning trust fixed-income investment managers, Dominion and Virginia Power record in earnings any unrealized loss for a debt security when the manager intends to sell the debt security or it is more-likely-than-not that the manager will have to sell the debt security before recovery of its fair value up to its cost basis. If that is not the case, but the debt security is deemed to have experienced a credit loss, the Companies record the credit loss in earnings and any remaining portion of the unrealized loss in other comprehensive income. Credit losses are evaluated primarily by considering the credit ratings of the issuer, prior instances of non-performance by the issuer and other factors.

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

Inventories

Materials and supplies and fossil fuel inventories are valued primarily using the weighted-average cost method. Stored gas inventory used in East Ohio gas distribution operations is valued using the LIFO method. Under the LIFO method, stored gas inventory was valued at $24 million and $48 million at December 31, 2012 and December 31, 2011, respectively. Based on the average price of gas purchased during 2012 and 2011, the cost of replacing the current portion of stored gas inventory exceeded the amount stated on a LIFO basis by approximately $69 million and $86 million, respectively. Stored gas inventory held by Hope and certain nonregulated gas operations is valued using the weighted-average cost method.

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

NOTE 3. DISPOSITIONS

Sale of Salem Harbor and State Line

In August 2012, Dominion completed the sale of Salem Harbor. In the second quarter of 2012, the assets and liabilities to be disposed were classified as held for sale and adjusted to their estimated fair value less cost to sell. During the second quarter of 2012, Dominion completed the sale of State Line, which ceased operations in March 2012. See Note 6 for impairments related to these power stations.

The following table presents selected information regarding the results of operations of Salem Harbor and State Line, which are classified in discontinued operations in Dominion’s Consolidated Statements of Income:

Year Ended December 31,	2012	2011	2010
(millions)
Operating revenue	$57	$233	$269
Loss before income taxes(1)	(49)	(34)	(158)

(1)	Includes long-lived asset impairment charges of $55 million and $194 million in 2011 and 2010, respectively.

Sale of Appalachian E&P Operations

In April 2010, Dominion completed the sale of substantially all of its Appalachian E&P operations to a subsidiary of CONSOL for approximately $3.5 billion. The transaction included the mineral rights to approximately 491,000 acres in the Marcellus Shale formation. Dominion retained certain oil and natural gas wells located on or near its natural gas storage fields. The transaction generated after-tax proceeds of approximately $2.2 billion and resulted in an after-tax gain of approximately $1.4 billion, which includes a $134 million write-off of goodwill, recorded in the second quarter of 2010.

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

The following table presents selected information regarding the results of operations of Peoples, which are reported as discontinued operations in Dominion’s Consolidated Statements of Income:

Year Ended December 31,	2010
(millions)
Operating revenue	$67
Loss before income taxes	(134	)(1)

(1)	Includes a loss and other charges related to the sale of Peoples.

NOTE 4. OPERATING REVENUE

Dominion’s and Virginia Power’s operating revenue consists of the following:

Year Ended December 31,	2012	2011	2010
(millions)
Dominion
Electric sales:
Regulated	$7,102	$7,114	$7,123
Nonregulated	2,742	3,100	3,559
Gas sales:
Regulated	250	287	308
Nonregulated	1,071	1,635	2,010
Gas transportation and storage	1,401	1,506	1,493
Other	527	503	434
Total operating revenue	$13,093	$14,145	$14,927
Virginia Power
Regulated electric sales	$7,102	$7,114	$7,123
Other	124	132	96
Total operating revenue	$7,226	$7,246	$7,219

NOTE 5. INCOME TAXES

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

On January 2, 2013, U.S. federal legislation was enacted that provides an extension of the 50 percent bonus depreciation allowance for qualifying capital expenditures incurred through 2013.

In December 2011, the IRS issued temporary regulations that provide guidance to taxpayers on the treatment of amounts paid to acquire, produce or improve tangible property and of dispositions of such property, including whether expenditures should be deducted as repairs or capitalized and depreciated on tax returns. Upon issuance, the temporary regulations were generally to be effective for expenditures made on or after January 1, 2012. However, in December 2012, in response to public comments received, the IRS amended the temporary regulations to postpone the effective date until January 1, 2014.

Changes in tax treatment elected by Dominion or required by the regulations will impact income taxes payable, cash flows from operations and deferred taxes. Except to the extent the implementation impacts deferred taxes and, therefore, the rate base used to establish customer rates for regulated utilities, results of operations are not expected to be materially affected.

Continuing Operations

Details of income tax expense for continuing operations including noncontrolling interests were as follows:

	Dominion(1)			Virginia Power(2)
Year Ended December 31,	2012	2011	2010	2012	2011	2010
(millions)
Current:
Federal	$(117)	$3	$894	$70	$(35)	$(78)
State	80	9	309	81	79	10
Total current expense (benefit)	(37)	12	1,203	151	44	(68)
Deferred:
Federal	214	694	818	482	484	537
State	(30)	50	93	21	13	74
Total deferred expense	184	744	911	503	497	611
Amortization of deferred investment tax credits	(1)	(2)	(2)	(1)	(1)	(1)
Total income tax expense	$146	$754	$2,112	$653	$540	$542

(1)	In 2012, Dominion’s current federal income tax benefit includes a benefit related to the carryback of its current year operating loss, and deferred state income tax benefit reflects the impact of Brayton Point, Kincaid and Kewaunee impairment charges. In 2011, Dominion’s federal income tax expense includes a benefit related to its current year operating loss that is expected to be used in future years, and state income tax expense reflects changes in the amount of income apportioned among states, higher tax credits, claims for refunds and previously unrecognized tax benefits due to the expiration of statutes of limitations.
(2)	In 2011, Virginia Power’s federal income tax expense includes a benefit related to a portion of its current year operating loss that is expected to be used in future years. Also, in 2011 and 2010, Virginia Power’s federal income tax expense reflects the amounts of current year operating losses realized through its participation in a tax sharing agreement with Dominion and its subsidiaries.

Combined Notes to Consolidated Financial Statements, Continued

For continuing operations including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion			Virginia Power
Year Ended December 31,	2012	2011	2010	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	8.1	1.8	5.1	3.9	4.4	3.8
Valuation allowances	(1.5)	—	(0.2)	—	—	—
Production tax credits	(2.4)	(0.6)	(0.3)	—	—	—
Amortization of investment tax credits	(0.3)	(0.1)	—	(0.1)	(0.1)	(0.1)
AFUDC—equity	(4.1)	(0.6)	(0.4)	(0.9)	(0.8)	(1.1)
Employee stock ownership plan deduction	(3.1)	(0.7)	(0.3)	—	—	—
Goodwill	0.4	—	0.9	—	—	—
Legislative change	—	—	1.1	—	—	1.1
Other, net	(2.8)	(0.6)	(0.2)	0.4	1.2	0.2
Effective tax rate	29.3%	34.2%	40.7%	38.3%	39.7%	38.9%

Dominion’s effective tax rate in 2012 reflects the amplified effect of permanent differences due to lower pre-tax income, as well as the state tax impact of Brayton Point, Kincaid and Kewaunee impairment charges. The rate also reflects a $20 million reduction of a valuation allowance related to state operating loss carryforwards attributable to Fairless and a $14 million increase in valuation allowance related to Brayton Point state credit carryforwards. After considering the results of Fairless’ operations in recent years and a forecast of future operating results reflecting Dominion’s planned purchase of the facility, Dominion has concluded that it is more likely than not that the tax benefit of the operating losses will be realized. Significant assumptions include future commodity prices, in particular, those for electric energy produced by Fairless and those for natural gas, as compared to other fuels used for the generation of electricity, which will significantly influence the extent to which Fairless is dispatched by PJM. Also, in connection with its intention to sell Brayton Point, Dominion evaluated state tax credits previously recognized for the power station and recorded a $14 million increase in valuation allowance related to credit carryforwards and a $14 million deferred tax liability, representing recapture of credits claimed in prior years that would result upon completion of a sale. Dominion will continue to evaluate the likelihood of realizing these tax benefits on a quarterly basis.

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

The Companies’ deferred income taxes consist of the following:

	Dominion		Virginia Power
At December 31,	2012	2011	2012	2011
(millions)
Deferred income taxes:
Total deferred income tax assets	$2,505	$2,229	$466	$503
Total deferred income tax liabilities	7,716	7,424	4,238	3,759
Total net deferred income tax liabilities	$5,211	$5,195	$3,772	$3,256
Total deferred income taxes:
Plant and equipment, primarily depreciation method and basis differences	$4,601	$4,008	$3,394	$2,758
Nuclear decommissioning	994	913	407	374
Deferred state income taxes	474	493	265	243
Federal benefit of deferred state income taxes	(166)	(173)	(93)	(85)
Deferred fuel, purchased energy and gas costs	3	161	(16)	144
Pension benefits	231	396	(17)	8
Other postretirement benefits	(171)	(167)	(7)	(13)
Loss and credit carryforwards	(656)	(577)	(77)	(55)
Reserve for rate proceedings	—	(54)	—	(54)
Partnership basis differences	174	274	—	—
Valuation allowances	93	96	—	—
Other	(366)	(175)	(84)	(64)
Total net deferred income tax liabilities	$5,211	$5,195	$3,772	$3,256

At December 31, 2012, Dominion had the following deductible loss and credit carryforwards:

•	Federal loss carryforwards of $1.1 billion that expire if unutilized during the period 2021 through 2031;
•	Federal production tax credits of $26 million that expire if unutilized through 2032;
•	State loss carryforwards of $1.4 billion that expire if unutilized during the period 2014 through 2032. A valuation allowance on $857 million of these carryforwards has been established;
•	State minimum tax credits of $96 million that do not expire; and
•

State investment tax credits of $28 million that expire if unutilized through 2016. A valuation allowance on $21 million of these credits has been established for credits that are not expected to be utilized.

At December 31, 2012, Virginia Power had federal loss carryforwards of $220 million that expire if unutilized through 2031.

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

A reconciliation of changes in the Companies’ unrecognized tax benefits follows:

	Dominion			Virginia Power
	2012	2011	2010	2012	2011	2010
(millions)
Balance at January 1	$347	$307	$291	$114	$117	$121
Increases—prior period positions	28	127	34	4	22	4
Decreases—prior period positions	(106)	(119)	(75)	(80)	(51)	(33)
Increases—current period positions	43	64	61	24	47	25
Decreases—current period positions	—	(21)	—	—	(21)	—
Settlements with tax authorities	(4)	—	—	(4)	—	—
Expiration of statutes of limitation	(15)	(11)	(4)	(1)	—	—
Balance at December 31	$293	$347	$307	$57	$114	$117

Certain unrecognized tax benefits, or portions thereof, if recognized, would affect the effective tax rate. Changes in these unrecognized tax benefits may result from claims for tax benefits, or portions thereof, that may not be realized, remeasurement of amounts expected to be realized, settlements with tax authorities and expiration of statutes of limitation. For Dominion and its subsidiaries, these unrecognized tax benefits were $167 million, $184 million and $133 million at December 31, 2012, 2011 and 2010, respectively. For Dominion, the change in these unrecognized tax benefits increased income tax expense by $1 million, $51 million and $38 million in 2012, 2011 and 2010, respectively. For Virginia Power, these unrecognized tax benefits were $13 million, $20 million and $14 million at December 31, 2012, 2011 and 2010, respectively. For Virginia Power, the change in these unrecognized tax benefits increased income tax expense by $1 million, $6 million and by less than $1 million in 2012, 2011 and 2010, respectively.

For Dominion and its subsidiaries, the U.S. federal statute of limitations has expired for years prior to 2008. For prior years, Dominion had reserved the right to pursue refunds related to the calculation of interest to be capitalized in connection with improvements to in-service plant and equipment for the years 1995 through 2007. The IRS position had provided that capitalized interest must also be computed on the adjusted tax basis of in-service assets that are idled while making improvements to them. In response to litigation initiated by Dominion in March 2008, the U.S. Court of Federal Claims ruled in February 2011, sustaining the IRS position. In July 2011, Dominion filed an appeal with the United States Court of Appeals for the Federal Circuit and, in May 2012, the U.S. Court of Appeals for the Federal Circuit ruled in favor of Dominion. The resolution of this matter did not have a material impact on the Companies’ cash flows, results of operations or financial condition.

In January 2012, the Appellate Division of the IRS informed Dominion that the Joint Committee had completed its review of the settlement of tax years 2004 and 2005 for Dominion and its consolidated subsidiaries. Since the measurement of unrecognized tax benefits in 2011 considered the results of completed settlement negotiations, Dominion’s results of operations in 2012 were not affected.

In April 2012, the IRS issued its Revenue Agent Report for Dominion’s consolidated tax returns for tax years 2006 and 2007, reflecting the resolution of all issues, except the capitalized interest on idle property issue that was in litigation at that time but later resolved as discussed above.

The IRS examination of tax years 2008, 2009 and 2010 began in the first quarter of 2012 and was later expanded to include examination of the 2011 tax year. The audit is expected to be concluded in late 2013.

It is reasonably possible that settlements with and payments to tax authorities in 2013 and the expiration of statutes of limitations could reduce unrecognized tax benefits for Dominion and Virginia Power by up to $65 million and $35 million, respectively. If such changes were to occur, other than revisions of the accrual for interest on tax underpayments and overpayments, Dominion’s earnings could increase by up to $10 million, and Virginia Power’s earnings would not be affected.

Otherwise, with regard to 2012 and prior years, Dominion and Virginia Power cannot estimate the range of reasonably possible changes to unrecognized tax benefits that may occur in 2013.

For each of the major states in which Dominion operates, the earliest tax year remaining open for examination is as follows:

State	Earliest Open Tax Year
Pennsylvania	2009
Connecticut	2009
Massachusetts	2008
Virginia(1)	2009
West Virginia	2009

(1)	Virginia is the only state considered major for Virginia Power’s operations.

Dominion and Virginia Power are also obligated to report adjustments resulting from IRS settlements to state tax authorities. In addition, if Dominion utilizes operating losses or tax credits generated in years for which the statute of limitations has expired, such amounts are subject to examination.

Discontinued Operations

Dominion’s effective tax rate for 2012 reflects the dispositions of State Line and Salem Harbor.

Dominion’s effective tax rate for 2011 reflects an expectation that State Line’s deferred tax assets, including 2011 operating losses, will not be realized in State Line’s separately filed state tax returns.

Dominion’s effective tax rate for 2010 reflects the impact of goodwill written off in the sale of Peoples that is not deductible for tax purposes and the reversal of deferred taxes for which the benefit was offset by the reversal of income tax-related regulatory assets.

Combined Notes to Consolidated Financial Statements, Continued

NOTE 6. FAIR VALUE MEASUREMENTS

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

Inputs and Assumptions

The Companies maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is based on actively-quoted market prices, if available. In the absence of actively-quoted market prices, price information is sought from external sources, including broker quotes and industry publications. When evaluating pricing information provided by brokers and other pricing services, they consider whether the broker is willing and able to trade at the quoted price, if the broker quotes are based on an active market or an inactive market and the extent to which brokers are utilizing a particular model if pricing is not readily available. If pricing information from external sources is not available, or if the Companies believe that observable pricing is not indicative of fair value, judgment is required to develop the estimates of fair value. In those cases they must estimate prices based on available historical and near-term future price information and certain statistical methods, including regression analysis, that reflect their market assumptions.

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

The inputs and assumptions used in measuring fair value include the following:

For commodity and foreign currency derivative contracts:

•	Forward commodity prices
•	Forward foreign currency prices
•	Transaction prices
•	Price volatility
•	Volumes
•	Commodity location
•	Interest rates
•	Credit quality of counterparties and Dominion and Virginia Power
•	Credit enhancements
•	Time value

For interest rate derivative contracts:

•	Interest rate curves
•	Credit quality of counterparties and Dominion and Virginia Power
•	Volumes
•	Credit enhancements
•	Time value

For investments:

•	Quoted securities prices and indices
•	Securities trading information including volume and restrictions
•	Maturity
•	Interest rates
•	Credit quality
•	NAV (only for alternative investments)

Dominion and Virginia Power regularly evaluate and validate the inputs used to estimate fair value by a number of methods, including review and verification of models, as well as various market price verification procedures such as the use of pricing services and multiple broker quotes to support the market price of the various commodities and investments in which the Companies transact.

Levels

The Companies also utilize the following fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

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

•

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 primarily include non-exchange traded derivatives such as over-the-counter commodity forwards and swaps, interest rate swaps, foreign currency forwards and options, restricted cash equivalents, and certain Treasury securities, money market funds, and corporate, state and municipal debt securities held in nuclear decommissioning trust funds for Dominion and Virginia Power and rabbi and benefit plan trust funds for Dominion.

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

Level 3 Valuations

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

Combined Notes to Consolidated Financial Statements, Continued

The following table presents Dominion’s quantitative information about Level 3 fair value measurements. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility, price correlations, load shaping, and usage factors.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)
At December 31, 2012
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$13	Discounted Cash Flow	Market Price (per Dth)	(3)	(1) – 6	3
Electricity	6	Discounted Cash Flow	Market Price (per MWh)	(3)	30 – 85	50
FTRs	5	Discounted Cash Flow	Market Price (per MWh)	(3)	(6) – 7	1
Capacity	7	Discounted Cash Flow	Market Price (per MW)	(3)	95 – 115	101
Liquids(8)	21	Discounted Cash Flow	Market Price (per Gal)	(3)	0 – 3	1
Physical and Financial Options:
Natural Gas	5	Option Model	Market Price (per Dth)	(3)	3 – 5	4
			Price Volatility	(4)	21% – 36%	24%
			Price Correlation	(5)	73% – 73%	73%
Full Requirements Contracts:
Electricity	27	Discounted Cash Flow	Market Price (per MWh)	(3)	8 – 439(9)	40
			Load Shaping	(6)	0% – 10%	5%
			Usage Factor	(7)	2% – 16%	8%
Total assets	$84
Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$18	Discounted Cash Flow	Market Price (per Dth)	(3)	(1) – 18	3
Electricity	1	Discounted Cash Flow	Market Price (per MWh)	(3)	25 – 65	39
FTRs	3	Discounted Cash Flow	Market Price (per MWh)	(3)	(1) – 18	0
Liquids(8)	25	Discounted Cash Flow	Market Price (per Gal)	(3)	1 – 3	2
Physical and Financial Options:
Natural Gas(2)	12	Option Model	Market Price (per Dth)	(3)	3 – 8	5
			Price Volatility	(4)	21% – 36%	32%
			Price Correlation	(5)	99%	99%
Total liabilities	$59

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 & 2.
(4)	Represents volatilities unrepresented in published markets.
(5)	Represents intra-price correlations for which markets do not exist.
(6)	Converts block monthly loads to 24-hour load shapes.
(7)	Represents expected increase (decrease) in sales volumes compared to historical usage.
(8)	Includes NGLs.
(9)	The range in market prices is the result of large variability in hourly power prices during peak and off-peak hours.

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Price Correlation	Buy	Increase (decrease)	Loss (gain)
Price Correlation	Sell	Increase (decrease)	Gain (loss)
Load Factor	Sell(1)	Increase (decrease)	Loss (gain)
Usage Factor	Sell(2)	Increase (decrease)	Gain (loss)

(1)	Assumes the contract is in a gain position and load increases during peak hours.
(2)	Assumes the contract is in a gain position.

Nonrecurring Fair Value Measurements

MERCHANT POWER STATIONS

In the third quarter of 2012, Dominion decided to pursue the sale of Brayton Point and Kincaid, as well as its 50% interest in Elwood, which is an equity method investment. Since Dominion is unlikely to operate the Brayton Point and Kincaid facilities through their estimated useful lives, Dominion evaluated these power stations for recoverability under a probability weighted approach and concluded that the carrying values of these facilities were not impaired as of September 30, 2012.

At December 31, 2012, Dominion updated its recoverability analysis for Brayton Point and Kincaid to reflect bids received and an updated probability weighting. As a result of this updated evaluation, Dominion recorded an impairment charge of approximately $1.6 billion ($1.0 billion after-tax), which is included in other operations and maintenance expense in its Consolidated Statement of Income, to write down Brayton Point’s and Kincaid’s long-lived assets to their estimated fair value of approximately $216 million. Dominion used a market approach to estimate the fair value of Brayton Point’s and Kincaid’s long-lived assets. This was considered a Level 2 fair value measurement given it was based on bids received.

Any sale of Brayton Point, Kincaid, or Dominion’s 50% interest in Elwood would be subject to the approval of Dominion’s Board of Directors, as well as applicable regulatory approvals.

In April 2011, Dominion announced it would pursue a sale of Kewaunee since it was not able to move forward with its original plan to grow its nuclear fleet in the Midwest to take advantage of economies of scale. Dominion was unable to find a buyer for the facility. In addition, the power purchase agreements for the two utilities that contract to buy Kewaunee’s generation will expire in December 2013 at a time of projected low wholesale electricity prices in the region. At September 30, 2012, Dominion expected that it would permanently cease generation operations at Kewaunee in 2013 and commence decommissioning of the facility. As a result, Dominion evaluated Kewaunee for impairment since it was more likely than not that Kewaunee would be retired before the end of its previously estimated useful life. As management was not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach to fair value, Dominion used the income approach (discounted cash flows) to estimate the fair value of Kewaunee’s long-lived assets. This was considered a Level 3 fair value measurement due to the use of significant unobservable inputs including estimates of future power and other commodity prices.

As a result of this evaluation in September 2012, Dominion recorded impairment and other charges of $435 million ($281 million after-tax) largely reflected in other operations and maintenance expense in its Consolidated Statement of Income. This primarily reflects a $378 million ($244 million after-tax) charge for the full impairment of Kewaunee’s long-lived assets, a write down of materials and supplies inventories of $33 million ($21 million after-tax), and a $24 million ($16 million after-tax) charge related to severance costs.

The decision to decommission Kewaunee was approved by Dominion’s Board of Directors in October 2012 after consideration of the factors discussed above, which made it uneconomic for Kewaunee to continue operations. The station is expected to cease power production in the second quarter of 2013 and commence decommissioning activities. Following station shutdown, Dominion plans to meet its obligations to the two utilities that purchase Kewaunee’s generation through market purchases, until the power purchase agreements expire in December 2013.

In June 2010, Dominion evaluated State Line for impairment due to the station’s relatively low level of profitability combined with the EPA’s issuance of a new stringent 1-hour primary NAAQS for SO2 that would likely require significant environmental capital expenditures in the future. As a result of this evaluation, Dominion recorded an impairment charge of $163 million ($107 million after-tax), which is now reflected in loss from discontinued operations in its Consolidated Statement of Income, to write down State Line’s long-lived assets to their estimated fair value of $59 million.

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

In December 2010, Dominion recorded an impairment charge of $31 million ($20 million after-tax), which is now reflected in loss from discontinued operations in its Consolidated Statement of Income, to write down the long-lived assets of Salem Harbor to their estimated fair value of less than $1 million as a result of profitability issues.

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

In the second quarter of 2012, an agreement was reached to sell Salem Harbor and the assets and liabilities to be disposed were classified as held for sale and adjusted to their estimated fair value less cost to sell. This resulted in a pre-tax charge of $27 million ($16 million after-tax), which is included in loss from discontinued operations in Dominion’s Consolidated Statements of Income. This was considered a Level 2 fair value measurement as it was based on the negotiated sales price. Salem Harbor was sold in the third quarter of 2012.

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

In the third quarter of 2011, Dominion and Virginia Power evaluated their SO2 emissions allowances not expected to be consumed by generating units for potential impairment due to the EPA’s issuance of CSAPR as discussed in Note 22. Prior to the issuance of CSAPR, Dominion and Virginia Power held $57 million and $43 million, respectively, of SO2 emissions allowances obtained for ARP and CAIR compliance. Due to CSAPR’s establishment of a new allowance program and the elimination of CAIR, Dominion and Virginia Power had more SO2 emissions allowances than needed for ARP compliance. As a result of this evaluation, Dominion and Virginia Power recorded an impairment charge of $57 million ($34 million after-tax) and $43 million ($26 million after-tax), respectively, in other operations and maintenance expense in their Consolidated Statements of

Combined Notes to Consolidated Financial Statements, Continued

Income, to write down these emissions allowances to their estimated fair value of less than $1 million.

To estimate the value of these emissions allowances in both impairment tests, Dominion utilized a market approach by obtaining broker quotes to validate CSAPR’s impact on emissions allowance prices. However, due to limited market activity for future SO2 vintage year allowances, these are considered a Level 3 fair value measurement.

Recurring Fair Value Measurements

Fair value measurements are separately disclosed by level within the fair value hierarchy with a separate reconciliation of fair value measurements categorized as Level 3. Fair value disclosures for assets held in Dominion’s pension and other postretirement benefit plans are presented in Note 21.

DOMINION

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2012
Assets:
Derivatives:
Commodity	$12	$639	$84	$735
Interest rate	—	93	—	93
Investments(1):
Equity securities:
U.S.:
Large Cap	1,973	—	—	1,973
Other	59	—	—	59
Non-U.S.:
Large Cap	12	—	—	12
Fixed Income:
Corporate debt instruments	—	325	—	325
U.S. Treasury securities and agency debentures	391	152	—	543
State and municipal	—	315	—	315
Other	—	7	—	7
Cash equivalents and other	13	67	—	80
Restricted cash equivalents	—	33	—	33
Total assets	$2,460	$1,631	$84	$4,175
Liabilities:
Derivatives:
Commodity	$8	$528	$59	$595
Interest rate	—	66	—	66
Total liabilities	$8	$594	$59	$661

	Level 1	Level 2	Level 3	Total
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

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2012	2011	2010
(millions)
Balance at January 1,	$(71)	$(50)	$(66)
Total realized and unrealized gains (losses):
Included in earnings	(15)	(77)	43
Included in other comprehensive income (loss)	101	14	(49)
Included in regulatory assets/liabilities	30	(42)	24
Settlements	47	88	(38)
Transfers out of Level 3	(67)	(4)	36
Balance at December 31,	$25	$(71)	$(50)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$42	$22	$(4)

The following table presents Dominion’s gains and losses included in earnings in the Level 3 fair value category:

	Operating Revenue	Electric Fuel and Energy Purchases	Purchased Gas	Total
(millions)
Year Ended December 31, 2012
Total gains (losses) included in earnings	$35	$(50)	$—	$(15)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	42	—	—	42
Year Ended December 31, 2011
Total gains (losses) included in earnings	$(32)	$(45)	$—	$(77)
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	22	—	—	22
Year Ended December 31, 2010
Total gains (losses) included in earnings	$(4)	$51	$(4)	$43
The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	(4)	—	—	(4)

VIRGINIA POWER

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At December 31, 2012
Assets:
Derivatives:
Commodity	$—	$1	$5	$6
Investments(1):
Equity securities:
U.S.:
Large Cap	779	—	—	779
Other	27	—	—	27
Fixed Income:
Corporate debt instruments	—	196	—	196
U.S. Treasury securities and agency debentures	168	66	—	234
State and municipal	—	118	—	118
Other	—	1	—	1
Cash equivalents and other	7	31	—	38
Restricted cash equivalents	—	10	—	10
Total assets	$981	$423	$5	$1,409
Liabilities:
Derivatives:
Commodity	$—	$6	$3	$9
Interest rate	—	25	—	25
Total Liabilities	$—	$31	$3	$34

	Level 1	Level 2	Level 3	Total
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

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	2012	2011	2010
(millions)
Balance at January 1,	$(28)	$14	$(10)
Total realized and unrealized gains (losses):
Included in earnings	(50)	(45)	51
Included in regulatory assets/liabilities	30	(42)	24
Settlements	50	45	(51)
Transfers out of Level 3	—	—	—
Balance at December 31,	$2	$(28)	$14

The gains and losses included in earnings in the Level 3 fair value category, including those attributable to the change in unrealized gains and losses relating to assets still held at the reporting date, were classified in electric fuel and other energy-related purchases expense in Virginia Power’s Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010. There were no unrealized gains and losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the years ended December 31, 2012, 2011 and 2010.

Fair Value of Financial Instruments

Substantially all of Dominion’s and Virginia Power’s financial instruments are recorded at fair value, with the exception of the instruments described below that are reported at historical cost. Estimated fair values have been determined using available market information and valuation methodologies considered appropriate by management. The carrying amount of cash and cash equivalents, customer and other receivables, short-term debt and accounts payable are representative of fair value because of the short-term nature of these instruments. For Dominion’s and Vir-

Combined Notes to Consolidated Financial Statements, Continued

ginia Power’s financial instruments that are not recorded at fair value, the carrying amounts and fair values are as follows:

At December 31,	2012		2011
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion
Long-term debt, including securities due within one year(2)	$16,841	$19,898	$16,264	$18,936
Long-term debt, including securities due within one year—VIE(3)	860	864	890	892
Junior subordinated notes	1,373	1,430	1,719	1,786
Subsidiary preferred stock(4)	257	255	257	256
Virginia Power
Long-term debt, including securities due within one year(2)	$6,669	$8,270	$6,862	$8,281
Preferred stock(4)	257	255	257	256

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At December 31, 2012, and 2011, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt, of approximately $93 million and $105 million, respectively.
(3)	Includes amounts which represent the unamortized premium.
(4)	Includes deferred issuance expenses of $2 million at December 31, 2012 and 2011.

NOTE 7. DERIVATIVES AND HEDGE ACCOUNTING ACTIVITIES

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

DOMINION

The following table presents the volume of Dominion’s derivative activity as of December 31, 2012. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	249	68
Basis(1)	786	534
Electricity (MWh):
Fixed price(1)	20,100,938	12,582,674
FTRs	46,851,683	—
Capacity (MW)	151,025	148,461
Liquids (gallons)(2)	164,682,000	145,698,000
Interest rate	$1,500,000,000	$2,250,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

For the years ended December 31, 2012, 2011 and 2010, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at December 31, 2012:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(28)	$(24)	27 months
Electricity	68	17	36 months
Other	3	2	41 months
Interest rate	(165)	(21)	361 months
Total	$(122)	$(26)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices and interest rates.

The sale of the majority of Dominion’s remaining E&P operations resulted in the discontinuance of hedge accounting for certain cash flow hedges in 2010, as discussed in Note 3.

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

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

At December 31, 2012	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
ASSETS
Current Assets
Commodity	$103	$379	$482
Interest rate	36	—	36
Total current derivative assets	139	379	518
Noncurrent Assets
Commodity	130	123	253
Interest rate	57	—	57
Total noncurrent derivative assets(1)	187	123	310
Total derivative assets	$326	$502	$828
LIABILITIES
Current Liabilities
Commodity	$103	$341	$444
Interest rate	66	—	66
Total current derivative liabilities	169	341	510
Noncurrent Liabilities
Commodity	58	93	151
Total noncurrent derivative liabilities(2)	58	93	151
Total derivative liabilities	$227	$434	$661
At December 31, 2011
ASSETS
Current Assets
Commodity	$176	$495	$671
Interest rate	34	—	34
Total current derivative assets	210	495	705
Noncurrent Assets
Commodity	198	96	294
Interest rate	71	—	71
Total noncurrent derivative assets(1)	269	96	365
Total derivative assets	$479	$591	$1,070
LIABILITIES
Current Liabilities
Commodity	$162	$530	$692
Interest rate	222	37	259
Total current derivative liabilities	384	567	951
Noncurrent Liabilities
Commodity	118	78	196
Interest rate	—	10	10
Total noncurrent derivative liabilities(2)	118	88	206
Total derivative liabilities	$502	$655	$1,157
(1)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

The following tables present the gains and losses on Dominion’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships Year Ended December 31, 2012	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$188
Purchased gas		(75)
Electric fuel and other energy-related purchases		(17)
Total commodity	$71	$96	$10
Interest rate(3)	(84)	(2)	(35)
Total	$(13)	$94	$(25)
Year Ended December 31, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$153
Purchased gas		(78)
Electric fuel and other energy-related purchases		(2)
Purchased electric capacity		1
Total commodity	$137	$74	$(20)
Interest rate(3)	(252)	(8)	(143)
Total	$(115)	$66	$(163)
Year Ended December 31, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$557
Purchased gas		(155)
Electric fuel and other energy-related purchases		(8)
Purchased electric capacity		3
Total commodity	$139	$397	$(17)
Interest rate(3)	(3)	109	(27)
Foreign currency(4)	—	1	(2)
Total	$136	$507	$(46)

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Combined Notes to Consolidated Financial Statements, Continued

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
Year Ended December 31,	2012	2011	2010
(millions)
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue	$168	$111	$67
Purchased gas	(14)	(35)	(41)
Electric fuel and other energy-related purchases	(40)	(45)	51
Interest rate(2)	17	(5)	(37)
Total	$131	$26	$40

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

VIRGINIA POWER

The following table presents the volume of Virginia Power’s derivative activity at December 31, 2012. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	16	—
Basis	8	—
Electricity (MWh):
Fixed price	709,600	—
FTRs	43,570,739	—
Capacity (MW)	107,000	93,800
Interest rate	$500,000,000	$250,000,000

For the years ended December 31, 2012, 2011 and 2010, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to the time value of options and changes in the differences between spot prices and forward prices.

Fair Value and Gains and Losses on Derivative Instruments

The following tables present the fair values of Virginia Power’s derivatives and where they are presented in its Consolidated Balance Sheets:

At December 31, 2012	Fair Value - Derivatives under Hedge Accounting	Fair Value - Derivatives not under Hedge Accounting	Total Fair Value
(millions)
ASSETS
Current Assets
Commodity	$1	$5	$6
Total current derivative assets(1)	1	5	6
Total derivative assets	$1	$5	$6
LIABILITIES
Current Liabilities
Commodity	$5	$3	$8
Interest rate	25	—	25
Total current derivative liabilities	30	3	33
Noncurrent Liabilities
Commodity	1	—	1
Total noncurrent derivative liabilities(2)	1	—	1
Total derivative liabilities	$31	$3	$34
At December 31, 2011
ASSETS
Current Assets
Commodity	$—	$2	$2
Total current derivative assets(1)	—	2	2
Total derivative assets	$—	$2	$2
LIABILITIES
Current Liabilities
Commodity	$14	$31	$45
Interest rate	53	37	90
Total current derivative liabilities	67	68	135
Noncurrent Liabilities
Commodity	2	—	2
Interest rate	—	10	10
Total noncurrent derivative liabilities(2)	2	10	12
Total derivative liabilities	$69	$78	$147

(1)	Current derivative assets are presented in other current assets in Virginia Power’s Consolidated Balance Sheets.
(2)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Virginia Power’s Consolidated Balance Sheets.

The following tables present the gains and losses on Virginia Power’s derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Statements of Income:

Derivatives in cash flow hedging relationships Year Ended December 31, 2012	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income	Increase (Decrease) in Derivatives Subject to Regulatory Treatment(2)
(millions)
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(4)
Total commodity	$(2)	$(4)	$10
Interest rate(3)	(6)	—	(35)
Total	$(8)	$(4)	$(25)
Year Ended December 31, 2011
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)
Purchased electric capacity		1
Total commodity	$(3)	$—	$(20)
Interest rate(3)	(6)	1	(143)
Total	$(9)	$1	$(163)
Year Ended December 31, 2010
Derivative Type and Location of Gains (Losses)
Commodity:
Electric fuel and other energy-related purchases		$(1)
Purchased electric capacity		4
Total commodity	$(1)	$3	$(17)
Interest rate(3)	(1)	9	(27)
Foreign currency(4)	—	—	(2)
Total	$(2)	$12	$(46)

(1)	Amounts deferred into AOCI have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.
(4)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.

Derivatives not designated as hedging instruments	Amount of Gain (Loss) Recognized in Income on Derivatives(1)

Year Ended December 31,	2012	2011	2010
(millions)
Derivative Type and Location of Gains (Losses)
Commodity(2)	$(50)	$(45)	$51
Interest rate(3)	—	(5)	(3)
Total	$(50)	$(50)	$48

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Virginia Power’s Consolidated Statements of Income.
(2)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in electric fuel and other energy-related purchases.
(3)	Amounts recorded in Virginia Power’s Consolidated Statements of Income are classified in interest and related charges.

NOTE 8. EARNINGS PER SHARE

The following table presents the calculation of Dominion’s basic and diluted EPS:

	2012	2011	2010
(millions, except EPS)
Net income attributable to Dominion	$302	$1,408	$2,808
Average shares of common stock outstanding-Basic	572.9	573.1	588.9
Net effect of potentially dilutive securities(1)	1.0	1.5	1.2
Average shares of common stock outstanding-Diluted	573.9	574.6	590.1
Earnings Per Common Share-Basic	$0.53	$2.46	$4.77
Earnings Per Common Share-Diluted	$0.53	$2.45	$4.76

(1)	Potentially dilutive securities consist of options, goal-based stock and contingently convertible senior notes.

Combined Notes to Consolidated Financial Statements, Continued

There were no potentially dilutive securities excluded from the calculation of diluted EPS for the years ended December 31, 2012, 2011 and 2010.

NOTE 9. INVESTMENTS

DOMINION

Equity and Debt Securities

RABBI TRUST SECURITIES

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $95 million and $90 million at December 31, 2012 and 2011, respectively. Cost-method investments held in Dominion’s rabbi trusts totaled $14 million and $17 million at December 31, 2012 and 2011, respectively.

DECOMMISSIONING TRUST SECURITIES

Dominion holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Dominion’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
2012
Marketable equity securities:
U.S.:
Large Cap	$1,210	$732	$—		$1,942
Other	40	13	—		53
Marketable debt securities:
Corporate debt instruments	295	30	—		325
U.S. Treasury securities and agency debentures	523	19	(2)		540
State and municipal	248	26	—		274
Other	6	1	—		7
Cost method investments	117	—	—		117
Cash equivalents and other(2)	72	—	—		72
Total	$2,511	$821	$(2	)(3)	$3,330
2011
Marketable equity securities:
U.S.:
Large Cap	$1,152	$537	$—		$1,689
Other	36	10	—		46
Marketable debt securities:
Corporate debt instruments	314	19	(1)		332
U.S. Treasury securities and agency debentures	437	20	(1)		456
State and municipal	264	24	—		288
Other	23	1	—		24
Cost method investments	118	—	—		118
Cash equivalents and other(2)	46	—	—		46
Total	$2,390	$611	$(2	)(3)	$2,999

(1)	Included in AOCI and the decommissioning trust regulatory liability as discussed in Note 2.
(2)	Includes pending purchases of securities of $6 million and $11 million at December 31, 2012 and 2011, respectively.
(3)	The fair value of securities in an unrealized loss position was $195 million and $164 million at December 31, 2012 and 2011, respectively.

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at December 31, 2012 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$116
Due after one year through five years	304
Due after five years through ten years	357
Due after ten years	369
Total	$1,146

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds:

Year Ended December 31,	2012	2011	2010
(millions)
Proceeds from sales	$1,356	$1,757	$1,814	(1)
Realized gains(2)	98	79	111
Realized losses(2)	33	92	63

(1)	Does not include $1 billion of proceeds reflected in Dominion’s Consolidated Statement of Cash Flows from the sale of temporary investments consisting of time deposits and Treasury Bills, purchased following the sale of substantially all of Dominion’s Appalachian E&P operations.
(2)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability as discussed in Note 2.

Dominion recorded other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds as follows:

Year Ended December 31,	2012	2011	2010
(millions)
Total other-than-temporary impairment losses(1)	$26	$75	$59
Losses recorded to decommissioning trust regulatory liability	(10)	(24)	(21)
Losses recognized in other comprehensive income (before taxes)	(2)	(3)	(3)
Net impairment losses recognized in earnings	$14	$48	$35

(1)	Amounts include other-than-temporary impairment losses for debt securities of $4 million, $6 million and $10 million at December 31, 2012, 2011 and 2010, respectively.

Equity Method Investments

Investments that Dominion accounts for under the equity method of accounting are as follows:

Company	Ownership%	Investment Balance		Description
As of December 31,		2012	2011
(millions)
Fowler I Holdings LLC	50%	$158	$166	Wind-powered merchant generation facility
NedPower Mount Storm LLC	50%	137	146	Wind-powered merchant generation facility
Elwood Energy LLC	50%	117	108	Natural gas-fired merchant generation peaking facility
Iroquois Gas Transmission System, LP	24.72%	102	104	Gas transmission system
Blue Racer Midstream LLC	50%	39	—	Midstream gas and related services
Other(1)	various	5	29
Total		$558	$553

(1)	Dominion has a $50 million commitment to invest in clean power and technology businesses through 2018.

Dominion’s equity earnings on these investments totaled $25 million, $35 million and $42 million in 2012, 2011 and 2010, respectively. Dominion received distributions from these investments of $58 million, $55 million and $60 million in 2012, 2011, and 2010, respectively. As of December 31, 2012 and 2011, the carrying amount of Dominion’s investments exceeded Dominion’s share of underlying equity in net assets by approximately $30 million and $32 million, respectively. The differences relate to Dominion’s investments in wind projects and primarily reflect its capitalized interest during construction and the excess of its cash contributions over the book value of development assets contributed by Dominion’s partners for these projects. The differences are generally being amortized over the useful lives of the underlying assets.

BLUE RACER

In December 2012, Dominion formed a joint venture with Caiman to provide midstream services to natural gas producers operating in the Utica Shale region in Ohio and portions of Pennsylvania. The joint venture, Blue Racer, is an equal partner-

ship between Dominion and Caiman, with Dominion contributing midstream assets and Caiman contributing private equity capital. In return for its December 2012 contribution of assets to the joint venture, Dominion received a 50% interest in Blue Racer and received $115 million in cash proceeds, resulting in a gain of $72 million ($43 million after-tax), net of transaction fees of $9 million, which is recorded in other operations and maintenance expense in Dominion’s Consolidated Statement of Income. The joint venture will leverage Dominion’s existing presence in the Utica region with significant additional new capacity designed to meet producer needs as the Utica Shale acreage is developed. Midstream services offered will include gathering, processing, fractionation, and NGL transportation and marketing. In addition to the assets already contributed, Dominion expects to contribute additional gathering assets, the Natrium extraction plant and related NGL Pipeline, and a DTI pipeline connecting East Ohio’s gathering system to Natrium.

VIRGINIA POWER

Virginia Power holds marketable equity and debt securities (classified as available-for-sale), cash equivalents and cost method investments in nuclear decommissioning trust funds to fund future decommissioning costs for its nuclear plants. Virginia Power’s decommissioning trust funds are summarized below:

	Amortized Cost	Total Unrealized Gains(1)	Total Unrealized Losses(1)		Fair Value
(millions)
2012
Marketable equity securities:
U.S.:
Large Cap	$481	$298	$—		$779
Other	20	7	—		27
Marketable debt securities:
Corporate debt instruments	179	17	—		196
U.S. Treasury securities and agency debentures	231	4	(1)		234
State and municipal	106	11	—		117
Other	1	—	—		1
Cost method investments	117	—	—		117
Cash equivalents and other(2)	44	—	—		44
Total	$1,179	$337	$(1	)(3)	$1,515
2011
Marketable equity securities:
U.S.:
Large Cap	$460	$218	$—		$678
Other	18	5	—		23
Marketable debt securities:
Corporate debt instruments	204	11	(1)		214
U.S. Treasury securities and agency debentures	166	4	—		170
State and municipal	114	10	—		124
Other	16	1	(1)		16
Cost method investments	118	—	—		118
Cash equivalents and other(2)	27	—	—		27
Total	$1,123	$249	$(2	)(3)	$1,370

(1)	Included in AOCI and the decommissioning trust regulatory liability as discussed in Note 2.

Combined Notes to Consolidated Financial Statements, Continued

(2)	Includes pending sales of securities of $6 million and pending purchases of securities of $13 million at December 31, 2012 and 2011, respectively.
(3)	The fair value of securities in an unrealized loss position was $104 million and $99 million at December 31, 2012 and 2011, respectively.

The fair value of Virginia Power’s debt securities at December 31, 2012, by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$18
Due after one year through five years	156
Due after five years through ten years	217
Due after ten years	157
Total	$548

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

Year Ended December 31,	2012	2011	2010
(millions)
Proceeds from sales	$626	$1,030	$1,192
Realized gains(1)	42	34	52
Realized losses(1)	11	34	23

(1)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability as discussed in Note 2.

Virginia Power recorded other-than-temporary impairment losses on investments as follows:

Year Ended December 31,	2012	2011	2010
(millions)
Total other-than-temporary impairment losses(1)	$11	$29	$25
Losses recorded to decommissioning trust regulatory liability	(10)	(24)	(21)
Losses recorded in other comprehensive income (before taxes)	—	(1)	(1)
Net impairment losses recognized in earnings	$1	$4	$3

(1)	Amounts include other-than-temporary impairment losses for debt securities of $2 million, $4 million and $6 million at December 31, 2012, 2011 and 2010, respectively.

OTHER INVESTMENTS

Dominion and Virginia Power hold restricted cash and cash equivalent balances that primarily consist of money market fund investments held in trust for the purpose of funding certain qual-

ifying construction projects. At December 31, 2012 and 2011, Dominion had $37 million and $147 million, respectively, and Virginia Power had $10 million and $32 million, respectively, of restricted cash and cash equivalents. These balances are presented in Other Current Assets and Investments in the Consolidated Balance Sheets.

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment and their respective balances for the Companies are as follows:

At December 31,	2012	2011
(millions)
Dominion
Utility:
Generation	$13,707	$11,793
Transmission	7,799	6,604
Distribution	11,071	10,401
Storage	2,137	2,060
Nuclear fuel	1,277	1,193
Gas gathering and processing	803	727
General and other	803	778
Other-including plant under construction	2,232	3,597
Total utility	39,829	37,153
Nonutility:
Merchant generation—nuclear	1,163	1,108
Merchant generation—other(1)	1,289	2,780
Nuclear fuel	775	847
Other-including plant under construction	1,265	1,102
Total nonutility	4,492	5,837
Total property, plant and equipment	$44,321	$42,990

Virginia Power
Utility:
Generation	$13,707	$11,793
Transmission	4,261	3,823
Distribution	8,701	8,231
Nuclear fuel	1,277	1,193
General and other	659	631
Other-including plant under construction	2,017	2,946
Total utility	30,622	28,617
Nonutility-other	9	9
Total property, plant and equipment	$30,631	$28,626

(1)	Amount includes $957 million due to consolidation of a VIE.

Jointly-Owned Power Stations

Dominion’s and Virginia Power’s proportionate share of jointly-owned power stations at December 31, 2012 is as follows:

	Bath County Pumped Storage Station(1)	North Anna Units 1 and 2(1)	Clover Power Station(1)	Millstone Unit 3(2)
(millions, except percentages)
Ownership interest	60%	88.4%	50%	93.5%
Plant in service	$1,024	$2,392	$568	$993
Accumulated depreciation	(521)	(1,072)	(192)	(236)
Nuclear fuel	—	502	—	456
Accumulated amortization of nuclear fuel	—	(390)	—	(272)
Plant under construction	27	77	6	36

(1)	Units jointly owned by Virginia Power.
(2)	Unit jointly owned by Dominion.

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

NOTE 11. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in Dominion’s carrying amount and segment allocation of goodwill are presented below:

	Dominion Generation	Dominion Energy	DVP	Corporate and Other	Total
(millions)
Balance at December 31, 2010(1)	$1,338	$712	$1,091	$—	$3,141
Impairments/adjustments	—	—	—	—	—
Balance at December 31, 2011(1)	$1,338	$712	$1,091	$—	$3,141
Asset disposition adjustment	—	(11)	—	—	(11)
Balance at December 31, 2012(1)	$1,338	$701	$1,091	$—	$3,130

(1)	Goodwill amounts do not contain any accumulated impairment losses.

Other Intangible Assets

Dominion’s and Virginia Power’s other intangible assets are subject to amortization over their estimated useful lives. Dominion’s amortization expense for intangible assets was $82 million, $78 million and $107 million for 2012, 2011 and 2010, respectively. In 2012, Dominion acquired $102 million of intangible assets, primarily representing software, with an estimated weighted-average amortization period of approximately 19 years. Amortization expense for Virginia Power’s intangible assets was $22 million, $22 million and $26 million for 2012, 2011, and 2010, respectively. In 2012, Virginia Power acquired $53 million of intangible assets, primarily representing software, with an esti-

mated weighted-average amortization period of 31 years. The components of intangible assets are as follows:

At December 31,	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(millions)
Dominion
Software, licenses and other	$859	$327	$888	$278
Emissions allowances	5	1	80	53
Total	$864	$328	$968	$331

Virginia Power
Software, licenses and other	$303	$122	$285	$102
Total	$303	$122	$285	$102

Annual amortization expense for these intangible assets is estimated to be as follows:

	2013	2014	2015	2016	2017
(millions)
Dominion	$65	$56	$43	$37	$25

Virginia Power	$20	$18	$12	$8	$5

Combined Notes to Consolidated Financial Statements, Continued

NOTE 12. REGULATORY ASSETS AND LIABILITIES

Regulatory assets and liabilities include the following:

At December 31,	2012	2011
(millions)
Dominion
Regulatory assets:
Unrecovered gas costs(1)	$59	$48
Deferred rate adjustment clause costs(2)	55	113
Virginia sales taxes(3)	37	32
Plant retirement(4)	25	27
Deferred cost of fuel used in electric generation(5)	—	249
Derivatives(6)	—	45
Other	27	27
Regulatory assets-current	203	541
Unrecognized pension and other postretirement benefit costs(7)	1,210	887
Deferred rate adjustment clause costs(2)	173	107
Income taxes recoverable through future rates(8)	140	121
Derivatives(6)	105	49
Other postretirement benefit costs(9)	21	26
Plant retirement(4)	11	25
Deferred cost of fuel used in electric generation(5)	—	122
Other	57	45
Regulatory assets-non-current	1,717	1,382
Total regulatory assets	$1,920	$1,923
Regulatory liabilities:
PIPP(10)	$100	$58
Provision for rate proceedings(11)	8	150
Other	28	35
Regulatory liabilities-current	136	243
Provision for future cost of removal and AROs(12)	985	901
Decommissioning trust(13)	501	399
Other	28	24
Regulatory liabilities-non-current	1,514	1,324
Total regulatory liabilities	$1,650	$1,567

Virginia Power
Regulatory assets:
Deferred rate adjustment clause costs(2)	$51	$113
Virginia sales taxes(3)	37	32
Plant retirement(4)	25	27
Deferred cost of fuel used in electric generation(5)	—	249
Derivatives(6)	—	45
Other	6	13
Regulatory assets-current	119	479
Deferred rate adjustment clause costs(2)	127	70
Income taxes recoverable through future rates(8)	110	100
Derivatives(6)	105	49
Plant retirement(4)	11	25
Deferred cost of fuel used in electric generation(5)	—	122
Other	43	33
Regulatory assets-non-current	396	399
Total regulatory assets	$515	$878
Regulatory liabilities:
Provision for rate proceedings(11)	$7	$150
Other	25	28
Regulatory liabilities-current	32	178
Provision for future cost of removal(12)	763	687
Decommissioning trust(13)	501	399
Other	21	9
Regulatory liabilities-non-current	1,285	1,095
Total regulatory liabilities	$1,317	$1,273
(1)	Reflects unrecovered gas costs at Dominion’s regulated gas operations, which are recovered through quarterly or annual filings with the applicable regulatory authority.
(2)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. See Note 13 for more information.
(3)	Amounts to be recovered through an annual surcharge to reimburse Virginia Power for incremental sales taxes being incurred due to the repeal of the public service company sales tax exemption in Virginia.
(4)	Reflects costs anticipated to be recovered in base rates for certain coal units expected to be retired.
(5)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Virginia Power’s generation operations. See Note 13 for more information.
(6)	As discussed under Derivative Instruments in Note 2, for jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(7)	Represents unrecognized pension and other postretirement benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s rate-regulated subsidiaries.
(8)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(9)	Primarily reflects costs recognized in excess of amounts included in regulated rates charged by Dominion’s regulated gas operations before rates were updated to reflect a change in accounting method for other postretirement benefit costs.
(10)	Under PIPP, eligible customers can receive energy assistance based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions. See Note 13 for more information regarding PIPP.
(11)	Reflects a reserve associated with the Biennial Review Order. See Note 13 for more information.
(12)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(13)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related ARO.

At December 31, 2012, approximately $319 million of Dominion’s and $240 million of Virginia Power’s regulatory assets represented past expenditures on which they do not currently earn a return. These expenditures are expected to be recovered within the next two years.

NOTE 13. REGULATORY MATTERS

Regulatory Matters Involving Potential Loss Contingencies

As a result of issues generated in the ordinary course of business, Dominion and Virginia Power are involved in various regulatory matters. Certain regulatory matters may ultimately result in a loss; however, such matters are in an initial procedural phase, involve uncertainty as to the outcome of pending reviews or orders, or involve significant factual issues that need to be resolved, such that it is not possible for the Companies to estimate a range of possible loss. For such matters that the Companies cannot estimate, a statement to this effect is made in the description of the matter. Other matters may have progressed sufficiently through the regulatory process such that the Companies are able to esti-

mate a range of possible loss. For regulatory matters for which the Companies are able to reasonably estimate a range of possible losses, an estimated range of possible loss is provided, in excess of the accrued liability (if any) for such matters. This estimated range is based on currently available information and involves elements of judgment and significant uncertainties. This estimated range of possible loss does not represent the Companies’ maximum possible loss exposure. The circumstances of such regulatory matters will change from time to time and actual results may vary significantly from the current estimate. For current matters not specifically reported below, management does not anticipate that the outcome from such matters would have a material effect on Dominion’s or Virginia Power’s financial position, liquidity or results of operations. The following is a discussion of Dominion’s and Virginia Power’s material pending and recent regulatory matters.

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

In July 2008, Virginia Power filed an application with FERC requesting a revision to its revenue requirement to reflect an additional ROE incentive adder for eleven electric transmission enhancement projects. Under the proposal, the cost of transmission service would increase to include an ROE incentive adder for each of the eleven projects, beginning the date each project enters commercial operation (but not before January 1, 2009). Virginia Power proposed an incentive of 1.5% for four of the projects (including the Meadow Brook-to-Loudoun and Carson-to-Suffolk lines, which were completed in 2011) and an incentive of 1.25% for the other seven projects. In August 2008, FERC approved the proposal, effective September 1, 2008, the incentives were included in the PJM Tariff, and billing for the incentives was made accordingly. In 2012, PJM canceled one of the eleven projects with an estimated cost of $7 million. The total cost for the other ten projects included in Virginia Power’s formula rate for 2013 is $852 million and the remaining projects were completed in 2012. Numerous parties sought rehearing of the FERC order in August 2008, and in May 2012 FERC denied rehearing. In July 2012, the North Carolina Commission filed an appeal of the FERC orders granting the incentives with the Fourth Circuit Court of Appeals. Although Virginia Power cannot predict the outcome of the appeal, it is not expected to have a material effect on results of operations.

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

PJM

In November 2011, PJM issued a formal notification that it would recalculate certain ancillary service revenues that had previously been paid during 2009, 2010 and 2011. Also in November 2011, PJM requested FERC permission to suspend its rebilling and repayment obligations associated with the recalculation of such revenues and petitioned FERC to establish a proceeding to determine the appropriate recalculations for the revenues during this period. In December 2011, FERC permitted the suspension of rebilling and repayment by PJM, subject to the outcome of FERC’s proceedings to determine the appropriate revenue recalculation. In April 2012, FERC issued an Order Establishing Hearing and Settlement Judge Procedures to address the appropriate recalculation of the ancillary service credits PJM will be required to collect from Virginia Power. In August 2012, PJM filed a settlement on behalf of itself, Virginia Power and the PJM Market Monitor. In November 2012, FERC approved the settlement resolving all issues in the proceeding. As of September 30, 2012, Virginia Power had accrued a liability of $33 million, and in January 2013, Virginia Power paid PJM approximately $33 million, resolving the matter.

Other Regulatory Matters

Electric Regulation in Virginia

The enactment of the Regulation Act in 2007 significantly changed electric service regulation in Virginia by instituting a modified cost-of-service rate model. With respect to most classes of customers, the Regulation Act ended Virginia’s planned transition to retail competition for its electric supply service.

Combined Notes to Consolidated Financial Statements, Continued

The Regulation Act authorizes stand-alone rate adjustment clauses for recovery of costs for new generation projects, FERC-approved transmission costs, environmental compliance, conservation and energy efficiency programs and renewable energy programs. It provides for enhanced returns on capital expenditures on specific new generation projects, including but not limited to combined cycle gas generation, nuclear generation, clean coal/carbon capture compatible generation, and renewable generation projects. The Regulation Act also continues statutory provisions directing Virginia Power to file annual fuel cost recovery cases with the Virginia Commission. Legislation was enacted in February 2013 that amends the Regulation Act prospectively. See Future Issues and Other Matters in Item 7. MD&A for a discussion of this legislation.

If the Virginia Commission’s future rate decisions, including actions relating to Virginia Power’s rate adjustment clause filings, differ materially from Virginia Power’s expectations, it may adversely affect its results of operations, financial condition and cash flows.

2011 Biennial Review

Pursuant to the Regulation Act and the Virginia Settlement Approval Order, in March 2011, Virginia Power submitted its base rate filing and accompanying schedules in support of the first biennial review of its base rates, terms and conditions, as well as of its earnings for the 2009 and 2010 test period. The biennial review included a determination of whether Virginia Power’s earnings for the 2009 and 2010 combined test years were within 50 basis points of the authorized ROE of 11.9% established in the Virginia Settlement Approval Order, as well as authorization of an ROE which will be applicable to base rates and rate adjustment clauses and which will be used to measure base rate earnings during the 2013 biennial review proceeding. As a result of the Virginia Settlement Approval Order and the Regulation Act, Virginia Power’s base rates are not subject to change based on the 2011 biennial review. In November 2011, the Virginia Commission issued the Biennial Review Order.

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

In September 2012, the Virginia Commission issued an Order for Notice and Hearing in the separate rulemaking proceeding to develop specific performance standards based on nationally recognized standards for the Virginia Commission’s consideration in determining positive or negative performance incentives for electric utilities. The Virginia Commission modified the proposed rules and regulations for performance incentives filed by the Staff of the Virginia Commission, allowed for further comments by November 2012 on the proposed rules and regulations as modified, and held a public hearing in November 2012. In January 2013, the Virginia Commission issued its order adopting revised performance incentive rules and regulations effective February 1, 2013.

Base ROE

The Virginia Commission determined that Virginia Power’s new authorized ROE is 10.9%, inclusive of a performance incentive of 50 basis points for meeting certain RPS targets. As discussed below, this ROE will serve as the ROE against which Virginia Power’s earned return will be compared for the test periods in the 2013 biennial review proceeding. The Virginia Commission ordered that the 50 basis point RPS performance incentive will not be included in the ROE applicable to any rate adjustment clauses.

In December 2011, Virginia Power filed a petition with the Virginia Commission seeking rehearing or reconsideration of the Biennial Review Order, to confirm the effective date of the newly authorized 10.9% base ROE. Virginia Power’s petition requested the Virginia Commission to confirm that the 10.9% ROE authorized in the Biennial Review Order would apply prospectively, effective following the date of the Biennial Review Order on November 30, 2011, and that Virginia Power’s previously-approved 11.9% base ROE authorized in the Virginia Settlement Approval Order would be used to measure base rate earnings for the period January 1, 2011 through November 30, 2011. In March 2012, the Virginia Commission issued an order denying Virginia Power’s petition seeking rehearing or reconsideration. Contrary to Virginia Power’s position, the Virginia Commission ruled that the new 10.9% ROE will be used to measure earnings for the entire 2011-2012 test period in the next biennial review in 2013, which is expected to be filed in March 2013.

Also in March 2012, Virginia Power filed Petitions for Appeal with the Supreme Court of Virginia regarding the Biennial Review Order and the March 2012 Order. In May 2012, the Supreme Court of Virginia granted review of Virginia Power’s appeals from the Biennial Review Order and the March 2012 Order denying Virginia Power’s petition seeking rehearing or reconsideration, and heard oral argument on both appeals in September 2012. In November 2012, the Supreme Court of Virginia affirmed the Biennial Review Order and the March 2012 Order denying Virginia Power’s petition seeking rehearing or reconsideration.

ROE Applicable to Riders C1, C2, R, and S

Effective December 1, 2011, the ROE applicable to Riders C1 and C2 is 10.4%. For Riders R and S, effective December 1, 2011, the ROE is 11.4%, inclusive of a statutory enhancement of 100 basis points.

Earned Return for 2009 and 2010

The Virginia Commission determined that Virginia Power earned an ROE of approximately 13.3% during the 2009 and 2010 combined test years, which exceeded the authorized ROE earnings band of 11.4% to 12.4% established in the Virginia Settlement Approval Order. Based on the determination that Virginia Power had excess earnings, the Virginia Commission ordered Virginia Power to refund 60% of earnings above the upper end of the authorized ROE earnings band, or approximately $78 million, to its customers, which was provided in the form of credits to customers’ bills amortized over a six-month period during 2012. A charge for the refund was recognized in operating revenues in the 2011 Consolidated Statement of Income. The actual

92

aggregate refund amount totaled approximately $81 million, taking into account refunds to be paid to certain non-jurisdictional customers pursuant to their customer contracts.

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

In April 2012, the Virginia Commission held that Riders C1 and C2 are now to be combined in Virginia Power’s base rates and are to be considered as part of its future biennial reviews. The Virginia Commission rejected Virginia Power’s requests to identify and separately track the revenues for these existing riders in base rates, and to preserve deferral accounting for these revenues in base rates, stating that such deferral accounting ceased December 1, 2011 for existing Riders C1 and C2.

In August 2012, the Virginia Commission confirmed that existing Rider T had been combined in base rates, and ruled that transmission costs would continue to be tracked separately to permit deferral accounting and dollar-for-dollar recovery of costs through Rider T and through Rider T1, a new increment/decrement rate adjustment clause to recover the difference in the revenue requirement for rate year costs and the revenues collected under Rider T.

Earnings Test Adjustments

The Virginia Commission ruled on numerous contested proposals to adjust Virginia Power’s earnings for the 2009 and 2010 combined test periods. Among other adjustments, the Virginia Commission approved Virginia Power’s ratemaking treatment of fuel inventories held by its wholly-owned subsidiaries. As a result of this finding, Virginia Power included in rate base approximately $188 million in fuel inventory costs for 2010. The Virginia Commission also adopted Virginia Power’s treatment that includes, for regulatory earnings purposes, its AIP and LTIP expenses up to a 100% payout ratio. The Virginia Commission excluded from expense approximately $21 million in incentive plan costs that exceeded a payout ratio of 100%, allowing a net recovery of approximately $95 million of incentive compensation expense for the biennial review period. The Virginia Commission denied Virginia Power’s ratemaking treatment that expensed the entire cost of its 2010 voluntary separation plan in 2010, ruling instead to amortize the cost through the end of 2011. This matched the costs of the plan with the period of realization of savings, which reduced 2010 operating costs (and in turn, increased 2011 operating costs) by approximately $103 million for purposes of the earnings test. Other than influencing the amount earned above the authorized ROE earnings band, the earnings test adjustments above did not have an impact to the Consolidated Financial Statements.

In addition, the Virginia Commission required Virginia Power to recognize a gain, for purposes of the earnings test, of approximately $44 million on the settlement of certain interest rate hedging contracts in 2010, as opposed to amortizing the gains over the forecasted term of planned debt instruments that were not issued. Virginia Power determined that it was no longer probable that these derivative gains would be included in future base rates as the Virginia Commission would not allow the amortization of these amounts in future periods. As a result, Virginia Power removed approximately $50 million in December 2011 from regulatory liabilities and recognized the deferred derivative settlement gains in interest and related charges in the Consolidated Statements of Income.

Virginia Fuel Expenses

In May 2012, Virginia Power submitted its annual fuel factor filing to the Virginia Commission, proposing a decrease of approximately $389 million in fuel revenue for the rate year beginning July 1, 2012. In September 2012, after a public hearing, the Virginia Commission issued an order approving Virginia Power’s filing.

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

In June 2012, Virginia Power requested Virginia Commission approval of its annual updates for Riders R and S for the next two consecutive rate years, utilizing an 11.4% ROE (inclusive of a 100 basis point statutory enhancement) consistent with the base ROE authorized in the Biennial Review Order and subject to true-up based on changes in the authorized ROE in future biennial review proceedings. For Rider R, Virginia Power proposed an approximately $81 million revenue requirement for the rate year beginning April 1, 2013 and an approximately $75 million revenue requirement for the rate year beginning April 1, 2014. For Rider S, an approximately $249 million revenue requirement was proposed for the rate year beginning April 1, 2013 and an approximately $229 million revenue requirement was proposed for the rate year beginning April 1, 2014. Virginia Power has agreed to certain adjustments supported by Virginia Commission Staff reducing the Rider R revenue requirements to approximately $78 million for the rate year beginning April 1, 2013, and approximately $72 million for the rate year beginning April 1, 2014. In February 2013, the Virginia Commission approved these cost recovery periods and amounts for Rider R, as well as a multi-year approach in which Virginia Power would file its next

Combined Notes to Consolidated Financial Statements, Continued

update filing for Rider R in 2014. In January 2013, Virginia Power filed a proposed stipulation agreement reached with the Virginia Commission Staff supporting a revised revenue requirement for Rider S of approximately $248 million for the rate year beginning April 1, 2013. Virginia Power and the Staff of the Virginia Commission also agreed that Virginia Power would file a Rider S case in 2013 instead of a multi-year approach. The Rider S update proceeding is pending. Construction of the Virginia City Hybrid Energy Center was completed and the facility commenced commercial operations in July 2012.

DSM Riders C1A and C2A

In April 2012, the Virginia Commission approved a revenue requirement of $5 million for Rider C1A and $17 million for Rider C2A. This approval incorporated four new energy efficiency DSM programs as a bundle for residential customers for a five-year period starting June 1, 2012, subject to a total $90 million cost cap. The Virginia Commission also approved two new energy efficiency DSM programs as a bundle for commercial customers for the same five-year period, subject to a total $45 million cost cap, as well as a new peak-shaving DSM program for commercial customers for the same five-year period, subject to an approximately $14 million cost cap.

In August 2012, Virginia Power requested extension of two DSM programs (the Residential Air Conditioner Cycling Program and the Residential Low Income Program) by five years and two years, respectively, beyond their current April 30, 2013 termination date, as well as approval of a process whereby the Staff could administratively approve limited modifications to the designs of previously approved DSM programs. Virginia Power’s proposed revenue requirements for Riders C1A and C2A for the May 1, 2013 to April 30, 2014 rate year are $4 million and $23 million, respectively. This case is pending.

Transmission Riders T and T1

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

In May 2012, Virginia Power filed Rider T1 with the Virginia Commission to recover costs of transmission service and demand response programs for the September 1, 2012 to August 31, 2013 rate year. The proposed Rider T1 reduction of approximately $100 million produces a total annual revenue requirement of approximately $373 million when netted with the revenue requirement of approximately $473 million associated with the Rider T customer rates currently in effect, and now combined in Virginia Power’s base rates. Virginia Power’s filing stated that Rider T costs combined in base rates should be identified and separately tracked, with the continuation of deferral accounting and dollar-for-dollar recovery for these costs. Virginia Power’s proposed revenue requirement was supported by the Staff of the Virginia Commission, although the Staff concurrently proposed an alternative methodology for the Rider T1 revenue requirement which would represent an increase of approximately $18 million from the current Rider T customer rates. The Staff’s alternative methodology would have precluded deferral accounting and dollar-for-dollar recovery for Rider T in future periods.

In August 2012, the Virginia Commission approved Virginia Power’s proposed Rider T1 to recover costs of transmission service and demand response programs for the September 1, 2012 to August 31, 2013 rate year, ordering a Rider T1 reduction of approximately $100 million versus the Rider T customer rates currently in effect, and now combined in Virginia Power’s base rates. The Virginia Commission agreed with the approach recommended by Virginia Power and supported by the Staff of the Virginia Commission in this case. Rider T, which is now combined in base rates, along with Rider T1, and is being tracked separately to permit deferral accounting and dollar-for-dollar recovery.

Generation Rider W

In May 2011, Virginia Power requested approval from the Virginia Commission to construct and operate Warren County, as well as approval of Rider W. In February 2012, the Virginia Commission approved Certificates of Public Convenience and Necessity for Warren County and related transmission facilities. The Virginia Commission also approved a revenue requirement of $34 million for the April 1, 2012 to March 31, 2013 rate year, reflecting an ROE of 11.4%, inclusive of a statutory enhancement of 100 basis points for Rider W, consistent with the Biennial Review Order. In addition, the Virginia Commission approved an ROE enhancement of 100 basis points for Rider W for a period of 10 years following commercial operations. The facility is expected to start commercial operations in late 2014.

In June 2012, Virginia Power requested Virginia Commission approval of its annual update for Rider W for the April 1, 2013 to March 31, 2014 rate year. Virginia Power proposed an approximately $86 million revenue requirement, utilizing an 11.4% ROE (inclusive of a 100 basis point statutory enhancement) also consistent with the base ROE authorized in the Biennial Review Order. In December, 2012, Virginia Power filed a proposed partial stipulation agreement reached with the Virginia Commission Staff supporting a revised revenue requirement for Rider W of approximately $83 million for the rate year commencing April 1, 2013. In February 2013, the Virginia Commission approved this revised revenue requirement.

Generation Rider B

In June 2011, Virginia Power filed applications with the Virginia Commission seeking regulatory approval to convert three of its coal-fired power stations to biomass. The applications included a request for approval of Rider B. To qualify for federal production tax credits associated with renewable energy generation, the power stations must commence operation as biomass generation facilities by December 31, 2013. Virginia Power requested Virginia Commission approval of the biomass conversions on a schedule that will enable qualification for these tax credits.

In March 2012, the Virginia Commission approved the conversion of the Altavista, Hopewell, and Southampton power stations to biomass. These conversions will increase Dominion’s

94

renewable generation by more than 150 MW and are expected to be completed by the end of 2013.

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

In June 2012, Virginia Power requested Virginia Commission approval of its annual update for Rider B for the April 1, 2013 to March 31, 2014 rate year. Virginia Power proposed an approximately $12 million revenue requirement, utilizing a 12.4% ROE (inclusive of a 200 basis point statutory enhancement) consistent with the base ROE authorized in the Biennial Review Order. In January 2013, Virginia Power filed a proposed stipulation agreement reached with the Virginia Commission Staff supporting approval of a revenue requirement for the pre-commercial operations date period and the post-commercial operations date period, resulting in an average recovery amount of approximately $12 million for the rate year commencing April 1, 2013. This case is pending.

Brunswick County Power Station and Generation Rider BW

In November 2012, Virginia Power requested approval from the Virginia Commission to construct and operate Brunswick County. The application included a request for approval of associated transmission facilities and Rider BW. Virginia Power’s proposed revenue requirement for Rider BW is approximately $45 million for the September 1, 2013 to August 31, 2014 rate year, reflecting an ROE of 11.4%, inclusive of a statutory enhancement of 100 basis points for Rider BW, consistent with the Biennial Review Order. Virginia Power requested an ROE enhancement of 100 basis points for Rider BW for a period of 15 years following commercial operations. The facility is expected to begin commercial operations in spring 2016. This case is pending.

Bremo Power Station

In August 2012, Virginia Power requested approval from the Virginia Commission of an amended and reissued Certificate of Public Convenience and Necessity that would allow Virginia Power to convert Bremo Units 3 and 4 from coal to natural gas as their fuel source. The proposed conversion would preserve 227 MW (net) of existing capacity and is expected to be complete in 2014. Cost recovery would occur through base rates, and not through a rate adjustment clause. This case is pending.

Solar Distributed Generation Demonstration Program

In October 2011, Virginia Power filed with the Virginia Commission an application to conduct a solar distributed generation demonstration program, consisting of up to a combined 30 MW of Company-owned solar distributed generation facilities to be located at selected commercial, industrial and community locations throughout its Virginia service territory. Virginia Power proposed to construct and operate the Company-owned facilities in two phases, with Phase I (up to 10 MW) from the date of approval through the end of 2013 and Phase II (up to 20 MW)

from the beginning of 2014 to the end of 2015. Virginia Power did not seek a rate adjustment clause for Phase I facilities with this filing; Phase I costs will be recovered as part of base rates in a future biennial review. Virginia Power indicated that it may seek a rate adjustment clause at a future time for Phase II costs.

In November 2012, the Virginia Commission approved the voluntary solar distributed generation demonstration program for Company-owned solar distributed generation facilities subject to a total cost cap of $80 million (including capital, financing, and operation and maintenance costs) which can be increased subject to future application based upon program experience, results, and data.

In May 2012, Virginia Power filed with the Virginia Commission a petition to implement a special tariff for a combined 3 MW of customer-owned solar distributed generation facilities. Under the proposed tariff, Rate Schedule SP, Virginia Power would purchase 100% of the energy output from these facilities, including all environmental attributes and associated renewable energy credits, at a fixed price of $0.15 per kWh for five years. As proposed, the costs of the purchases under Rate Schedule SP would not be recovered from all customers. Following comments, the Virginia Commission issued an order in November 2012 setting this matter for public hearing in February 2013. This case is pending.

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

In June 2010, the Virginia Commission authorized the construction of the Hayes-to-Yorktown line along the proposed eight-mile route utilizing existing easements and property previously acquired for the transmission line right-of-way. The Hayes-to-Yorktown line was placed in service in December 2012.

In July 2010, the Virginia Commission authorized Virginia Power to construct the Radnor Heights Project. The Virginia Commission stated that these lines and substation must be constructed and in service by June 30, 2012, and that Virginia Power could apply to extend this date for good cause shown. In October 2012, the Virginia Commission issued an order extending this construction and the in-service date to July 31, 2013.

In January 2012, the Virginia Commission authorized the replacement at higher voltage of approximately 43 miles of existing transmission lines between the Dooms and Bremo substations. The Dooms-to-Bremo line is expected to be completed by May 2014.

In December 2011, Virginia Power submitted an application to the Virginia Commission for approval of the Waxpool-Brambleton-BECO line. This project is required to provide requested service to

Combined Notes to Consolidated Financial Statements, Continued

a new data center campus in Loudoun County, Virginia. In December 2012, PJM authorized the Waxpool-Brambleton-BECO line as part of the 2012 RTEP and the Virginia Commission authorized construction of the line. In January 2013, a notice of appeal was filed with the Supreme Court of Virginia by a private party regarding the December 2012 Order. Subject to the receipt of applicable state and federal regulatory approvals, the Waxpool-Brambleton-BECO line is expected to be completed by November 2013.

In June 2012, Virginia Power requested Virginia Commission approval of the Surry-to-Skiffes Creek-to-Whealton lines. Subject to the receipt of applicable state and federal regulatory approvals, the Surry-to-Skiffes Creek-to-Whealton lines are expected to be completed by May 2015. Virginia Power also presented for the Virginia Commission’s consideration an approximately 37 mile alternate route for the 500 kV line from Virginia Power’s existing Chickahominy Substation to the proposed Skiffes Creek Switching Station.

In August 2012, Virginia Power requested Virginia Commission approval of the Harrisonburg-to-Endless Caverns line. In December 2012, the Virginia Commission authorized construction of the new line. Subject to the receipt of applicable state and federal regulatory approvals, the Harrisonburg-to-Endless Caverns line is expected to be completed by May 2015.

In November 2012, Virginia Power submitted an application to the Virginia Commission for approval to rebuild the Dooms-to-Lexington line in Virginia. Portions of the Dooms-to-Lexington line and certain associated facilities are approaching the end of their expected service lives and require replacement with new facilities to maintain reliable service. Virginia Power owns and has been designated by PJM as part of the 2012 RTEP to rebuild the 39 mile line in Rockbridge and Augusta Counties, Virginia. Subject to applicable state and federal regulatory approvals, the rebuild project is expected to be completed by May 2016.

North Anna Power Station

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna. However, Virginia Power has not yet committed to building a new nuclear unit at North Anna and continues to evaluate its options regarding a new nuclear unit.

If Virginia Power decides to build a new unit, it must first receive a COL from the NRC, the approval of the Virginia Commission and certain environmental permits and other approvals. Virginia Power has applied for and continues to pursue the COL from the NRC. Based on the current NRC schedule, the COL is expected no earlier than late 2015. Virginia Power also continues to pursue engineering and preliminary site development work, in addition to holding an Early Site Permit. In December 2011, Virginia Power acquired ODEC’s interest in the project, thereby terminating ODEC’s involvement in the development of a potential third unit at North Anna. In January 2013, the NRC approved the transfer of ODEC’s interest in the Early Site Permit to Virginia Power.

The NRC is required to conduct a hearing in all COL proceedings. In August 2008, the ASLB of the NRC permitted BREDL to intervene in the proceeding. In April 2011, BREDL’s then last remaining contention was dismissed by the ASLB, and following a decision by the NRC in June 2012, subsequently resulted in termination of the contested portion of the proceed-

ing. In September 2011, BREDL submitted a new proposed contention seeking to litigate issues related to the August 2011 Mineral, Virginia earthquake. In October 2011, the ASLB granted a motion filed by Virginia Power, with the consent of BREDL and the NRC staff to hold any ruling on this proposed contention in abeyance until Virginia Power completes an assessment of this earthquake. The NRC’s June 2012 decision referred this new proposed contention to the ASLB to consider whether the contested portion of the proceeding should be reopened. In July 2012, the ASLB granted BREDL a period of 60 days to submit a motion to reopen the proceeding from the time Virginia Power informs the NRC and parties that its seismic assessment is complete.

In addition, in June 2012, BREDL filed a petition with the NRC seeking to suspend the COL proceeding based on a June 2012 ruling of the U.S. Court of Appeals for the District of Columbia Circuit reversing and remanding a 2010 NRC rulemaking that generically assessed the environmental impacts of spent fuel storage. Virginia Power opposed the petition. In July 2012, BREDL filed a motion with the NRC to reopen the contested portion of the COL proceeding to admit a contention pertaining to the same subject. Substantially identical suspension petitions and contentions were filed by various intervenor groups in other licensing proceedings pending before the NRC. In August 2012, the NRC issued a memorandum and order applicable to all pending licensing proceedings, including the North Anna COL proceeding. The NRC indicated that final licenses would not be issued until the issues raised in the court’s decision had been addressed. The NRC indicated that this determination extends only to final license issuance and that all licensing reviews and proceedings should continue to move forward. The NRC also directed that pending contentions on the topic be held in abeyance pending further NRC order. The NRC’s August 2012 decision is not expected to affect the schedule for issuance of the COL.

No other persons have sought to intervene in the proceeding. If a new contention is not admitted, the mandatory NRC hearing will be uncontested with respect to other issues. Virginia Power continues to pursue various environmental permits that would be needed to support future construction and operation of a third nuclear unit at North Anna.

North Carolina Regulation

In December 2011, the North Carolina Commission issued an order approving a settlement agreement among Virginia Power, the Public Staff of the North Carolina Commission and other interested parties in Virginia Power’s fuel case for its North Carolina service territory. The settlement agreement provided for a $36 million increase in Virginia Power’s fuel revenues for one year, effective January 1, 2012, including approximately $13 million in under recovery of fuel expenses for the previous fuel period.

In March 2012, Virginia Power filed an application with the North Carolina Commission to increase base non-fuel revenues by approximately $64 million, with January 1, 2013 as the proposed effective date for the permanent rate revision.

In August 2012, Virginia Power filed its annual fuel expense recovery application and testimony with the North Carolina Commission requesting a total annual fuel revenue decrease of approximately $27 million from the fuel and fuel-related costs currently in effect. Virginia Power’s filing also sought to implement a temporary voluntary rider, Rider A1, effective

96

November 1, 2012 to December 31, 2012, to reduce projected over-collection of fuel expense in the second half of 2012.

In August 2012 and October 2012, Virginia Power filed supplemental testimony in the base rate proceeding which had the cumulative effect of updating Virginia Power’s requested overall base non-fuel revenue increase to $53 million. In September 2012, the North Carolina Commission staff filed testimony recommending a non-fuel revenue increase of $24 million. In October 2012, the North Carolina Commission issued a public notice stating that Virginia Power would begin billing under its proposed rates beginning November 1, 2012 on an interim basis, subject to refund with interest.

In December 2012, the North Carolina Commission approved a $36 million increase in Virginia Power’s annual non-fuel base revenues based on an authorized ROE of 10.2%, and a $14 million decrease in annual base fuel revenues for a combined total base revenue increase of $22 million. These rate changes became effective on January 1, 2013 and are being appealed to the North Carolina Supreme Court by multiple parties. In December 2012, Virginia Power established net regulatory assets of $17 million to be recovered over five to ten years in connection with these new rates.

Also, in December 2012, the North Carolina Commission approved a $17 million decrease in Virginia Power’s annual non-base fuel Experience Modification Factor revenues. The rate decrease is the result of the Commission’s approval of the Fuel-Related Stipulation of Settlement between the Public Staff and Virginia Power. The rate change was approved by the Commission after review of Virginia Power’s fuel expenses during the 12-month period ended June 30, 2012, and represents changes experienced by Virginia Power with respect to its reasonable costs of fuel and fuel component of purchased power.

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

In February 2012, East Ohio submitted an application with the Ohio Commission to adjust the cost recovery charge for costs associated with PIR investments for the six months ended December 31, 2011. The filing was made in accordance with changes to the PIR program approved by the Ohio Commission in August 2011 and effects a transition from a fiscal year ending June 30 to a calendar year for annual filings thereafter. The appli-

cation includes total gross plant investment for the six-month July 1-December 31, 2011 transition period of $73 million, cumulative gross plant investment of $362 million, and a revenue requirement of $47 million. A stipulation was submitted by East Ohio, the Staff of the Ohio Commission and the Ohio Consumers’ Counsel that supports the rates filed by East Ohio. The Ohio Commission issued an order approving the stipulation in April 2012.

In November 2012, East Ohio filed a notice to adjust the PIR Cost Recovery Charge for 2012 costs. East Ohio expects to file its application to adjust the PIR Recovery Charge in the first quarter of 2013.

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

House Bill 95

Ohio enacted utility reform legislation under House Bill 95, which became effective in September 2011. This law updates natural gas legislation by enabling gas companies to include more up-to-date cost levels when filing rate cases. It also allows gas companies to seek approval of capital expenditure plans under which gas companies can recognize carrying costs on associated capital investments placed in service and can defer the carrying costs plus depreciation and property tax expenses for recovery from ratepayers in the future. In December 2011, East Ohio filed an application requesting authority to implement a capital expenditure program under the new law, which, if approved, would enable East Ohio to defer as a regulatory asset carrying costs, depreciation and property tax associated with approximately $95 million in capital expenditures incurred between October

Combined Notes to Consolidated Financial Statements, Continued

2011 and December 2012 for assets placed in service but not yet reflected in rates. The Ohio Commission approved East Ohio’s application in December 2012.

In December 2012, East Ohio filed an application requesting authority to implement a capital expenditure program for 2013 capital expenditures totaling $93 million, subject to the provisions approved for the initial application. This case is pending.

Federal Regulation

FERC—Gas

FERC regulates the transportation and sale for resale of natural gas in interstate commerce under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978, as amended. Under the Natural Gas Act, FERC has authority over rates, terms and conditions of services performed by Dominion’s interstate natural gas company subsidiaries, including DTI and Cove Point. FERC also has jurisdiction over siting, construction and operation of natural gas import facilities and interstate natural gas pipeline facilities.

In May 2011, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective July 1, 2011. In June 2011, FERC accepted a July 1, 2011 effective date for all proposed rates but two, for which the effective date was suspended from July 1 to December 1, 2011. In April 2012, Cove Point filed a stipulation and agreement among Cove Point, FERC trial staff and the other active parties in the rate case resolving all issues set for hearing by FERC and establishing the mechanism for operational purchases of LNG. In July 2012, FERC issued an order approving the stipulation and agreement, including the settlement rates that are effective April 1, 2012. The settlement was considered final in August 2012. Pursuant to the terms of the settlement, future operational purchases of LNG are not expected to affect Cove Point’s net results of operations. Cove Point and settling customers will be subject to a rate moratorium through December 31, 2016. Cove Point is required to file its next rate case in 2016 with rates to be effective January 1, 2017.

NOTE 14. ASSET RETIREMENT OBLIGATIONS

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

The Companies have also identified, but not recognized, AROs related to retirement of Dominion’s LNG facility, Dominion’s gas storage wells in its underground natural gas storage network, certain Virginia Power electric transmission and distribution assets located on property with easements, rights of way, franchises and lease agreements, Virginia Power’s hydroelectric generation facilities and the abatement of certain asbestos not expected to be disturbed in the Companies’ generation facilities. The Companies currently do not have sufficient information to estimate a reasonable range of expected retirement dates for any of these assets since the economic lives of these assets can be extended indefinitely through regular repair and maintenance and they currently have no plans to retire any of these assets. As a result, a settlement date is not determinable for these assets and AROs for these assets will not be reflected in the Consolidated Financial Statements until sufficient information becomes available to determine a reasonable estimate of the fair value of the activities to be performed. The Companies continue to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets. The changes to AROs during 2011 and 2012 were as follows:

Amount
(millions)
Dominion
AROs at December 31, 2010(1)	$1,591
Obligations incurred during the period	16
Obligations settled during the period	(16)
Revisions in estimated cash flows(2)	(277)
Accretion	84
AROs at December 31, 2011(1)	$1,398
Obligations incurred during the period	24
Obligations settled during the period	(13)
Revisions in estimated cash flows(3)	242
Accretion	77
Other	(23)
AROs at December 31, 2012(1)	$1,705
Virginia Power
AROs at December 31, 2010(4)	$672
Obligations incurred during the period	10
Obligations settled during the period	(3)
Revisions in estimated cash flows(2)	(90)
Accretion	36
AROs at December 31, 2011(4)	$625
Obligations incurred during the period	18
Obligations settled during the period	(1)
Revisions in estimated cash flows(5)	41
Accretion	34
Other	(12)
AROs at December 31, 2012	$705

(1)	Includes $14 million, $15 million and $64 million reported in other current liabilities at December 31, 2010, 2011, and 2012, respectively.
(2)	Primarily reflects the effect of lower anticipated costs due to the expected future recovery from the DOE of certain spent fuel storage costs.
(3)	Primarily reflects the accelerated timing of the decommissioning of Kewaunee to begin in 2013.
(4)	Includes $3 million and $1 million reported in other current liabilities at December 31, 2010 and 2011, respectively.
(5)	Primarily reflects the effect of higher anticipated nuclear decommissioning costs.

Dominion and Virginia Power have established trusts dedicated to funding the future decommissioning of their nuclear plants. At December 31, 2012 and 2011, the aggregate fair value of Dominion’s trusts, consisting primarily of equity and debt securities, totaled $3.3 billion and $3.0 billion, respectively. At December 31, 2012 and 2011, the aggregate fair value of Virginia Power’s trusts, consisting primarily of debt and equity securities, totaled $1.5 billion and $1.4 billion, respectively.

NOTE 15. VARIABLE INTEREST ENTITIES

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

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.1 billion as of December 31, 2012. Virginia Power paid $214 million, $211 million, and $213 million for electric capacity and $83 million, $125 million, and $164 million for electric energy to these entities for the years ended December 31, 2012, 2011 and 2010, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $328 million, $389 million, and $465 million for the years ended December 31, 2012, 2011 and 2010, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

Dominion leases the Fairless generating facility in Pennsylvania from Juniper, the lessor, which began commercial operations in June 2004. Dominion makes annual lease payments of approximately $53 million. The lease expires in 2013 and, at that time, Dominion may renew the lease on terms mutually agreeable to Dominion and Juniper based on original project costs and current market conditions; purchase Fairless for approximately $923 million or sell Fairless, on behalf of Juniper, to an independent third party. If Fairless is sold and the proceeds from the sale are less than its original construction cost, Dominion would be required to make a payment to the lessor in an amount up to 70.75% of the original project costs adjusted for certain other costs as specified in the lease. The lease agreement does not contain any provisions that involve credit rating or stock price trigger events. Dominion expects to purchase Fairless when the lease expires in the third quarter of 2013.

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

Through September 30, 2011, Juniper held various power plant leases, including Fairless. In October 2011, the last lease other than Fairless expired and the related asset was sold by Juniper. With Fairless being its sole remaining asset, Juniper no longer qualified as a business as of October 2011, which required that Dominion determine whether Juniper is a VIE. Dominion concluded Juniper is a VIE because the entity’s capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity is not held by the equity holders, and Dominion, through its residual value guarantee discussed above, guarantees a portion of the residual value of Fairless. The activities that most significantly impact Juniper’s economic performance relate to the operation of Fairless. The decisions related to the operations of Fairless are made by Dominion and as such, Dominion is considered the primary beneficiary.

Accordingly, Dominion consolidated Juniper in October 2011 and recorded, at fair value, approximately $957 million of property, plant and equipment, $896 million of debt and $61 million of noncontrolling interests. The debt is non-recourse to Dominion and is secured by Juniper’s assets. The annual lease payments made by Dominion to Juniper for Fairless are now eliminated in the Consolidated Statements of Income and are excluded from the lease commitments table in Note 22.

Dominion has not provided any financial or other support to Juniper in the current period that it was not previously contractually required to provide.

NOTE 16. SHORT-TERM DEBT AND CREDIT AGREEMENTS

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

Combined Notes to Consolidated Financial Statements, Continued

DOMINION

Commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

At December 31,	Facility Limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Capacity Available
(millions)
2012
Joint revolving credit facility(1)	$3,000	$2,412		$—	$588
Joint revolving credit facility(2)	500	—		26	474
Total	$3,500	$2,412	(3)	$26	$1,062
2011
Joint revolving credit facility(1)	$3,000	$1,814		$—	$1,186
Joint revolving credit facility(2)	500	—		36	464
Total	$3,500	$1,814	(3)	$36	$1,650

(1)	Effective September 2012, the maturity date was extended from September 2016 to September 2017. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	Effective September 2012, the maturity date for $400 million of the $500 million in committed capacity of this credit facility was extended from September 2016 to September 2017. The remaining $100 million continues to have a maturity date of September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.
(3)	The weighted-average interest rates of the outstanding commercial paper supported by Dominion’s credit facilities were 0.49% and 0.47% at December 31, 2012 and 2011, respectively.

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

Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion, were as follows:

At December 31,	Facility Sub-limit	Outstanding Commercial Paper		Outstanding Letters of Credit	Facility Sub-Limit Capacity Available
(millions)
2012
Joint revolving credit facility(1)	$1,000	$992		$—	$8
Joint revolving credit facility(2)	250	—		2	248
Total	$1,250	$992	(3)	$2	$256
2011
Joint revolving credit facility(1)	$1,000	$894		$—	$106
Joint revolving credit facility(2)	250	—		15	235
Total	$1,250	$894	(3)	$15	$341

(1)	Effective September 2012, the maturity date was extended from September 2016 to September 2017. This credit facility can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	Effective September 2012, the maturity date for $400 million of the $500 million in committed capacity of this credit facility was extended from September 2016 to September 2017. The remaining $100 million continues to have a maturity date of September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(3)	The weighted-average interest rates of the outstanding commercial paper supported by these credit facilities were 0.47% and 0.46% at December 31, 2012 and 2011, respectively.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility. Effective September 2012, the maturity date was extended from September 2016 to September 2017. This facility supports certain tax-exempt financings of Virginia Power.

NOTE 17. LONG-TERM DEBT

At December 31,	2012 Weighted- average Coupon(1)	2012	2011
(millions, except percentages)
Virginia Electric and Power Company:
Unsecured Senior Notes:
4.75% to 8.625%, due 2012 to 2017	5.50%	$1,706	$2,321
2.95% to 8.875%, due 2018 to 2038	5.83%	4,008	3,558
Tax-Exempt Financings(2):
Variable rates, due 2016 to 2041	1.14%	454	454
1.5% to 6.5%, due 2017 to 2040	3.65%	508	533
Virginia Electric and Power Company total principal		$6,676	$6,866
Securities due within one year	4.88%	(418)	(616)
Unamortized discount and premium, net		(7)	(4)
Virginia Electric and Power Company total long-term debt		$6,251	$6,246
Dominion Resources, Inc.:
Unsecured Senior Notes:
Variable rate, due 2013	0.41%	$400	$—
1.4% to 7.195%, due 2012 to 2017	3.72%	3,041	3,545
2.75% to 8.875%, due 2018 to 2042(3)	5.71%	5,099	4,399
Unsecured Convertible Senior Notes, 2.125%, due 2023(4)		82	143
Unsecured Junior Subordinated Notes Payable to Affiliated Trusts, 7.83% and 8.4%, due 2027 and 2031	7.85%	268	268
Enhanced Junior Subordinated Notes:
7.5% and 8.375%, due 2064 and 2066	8.11%	985	985
Variable rate, due 2066(5)	2.77%	380	468
Unsecured Debentures and Senior Notes(6):
5.0% and 6.625%, due 2013 and 2014	5.06%	622	622
6.8% and 6.875%, due 2026 and 2027	6.81%	89	89
Dominion Energy, Inc.:
Secured Senior Notes:
5.03% to 5.78%, due 2013(7)	5.07%	842	842
7.33%, due 2020(8)		145	159
Tax-Exempt Financings(9):
2.25% to 5.75%, due 2033 to 2042	3.34%	284	284
Variable rate, due 2041	1.16%	75	75
Virginia Electric and Power Company total principal (from above)		6,676	6,866
Dominion Resources, Inc. total principal		$18,988	$18,745
Fair value hedge valuation(10)		93	105
Securities due within one year(11)	4.53%	(2,223)	(1,479)
Unamortized discount and premium, net		(7)	23
Dominion Resources, Inc. total long-term debt		$16,851	$17,394

(1)	Represents weighted-average coupon rates for debt outstanding as of December 31, 2012.
(2)	These financings relate to certain pollution control equipment at Virginia Power’s generating facilities. Certain variable rate tax-exempt financings are supported by a $120 million credit facility that terminates in September 2017.
(3)	At the option of holders, $510 million of Dominion’s 5.25% senior notes due 2033 and $600 million of Dominion’s 8.875% senior notes due 2019 are subject to redemption at 100% of the principal amount plus accrued interest in August 2015 and January 2014, respectively.
(4)	Convertible into a combination of cash and shares of Dominion’s common stock at any time when the closing price of common stock equals 120% of the applicable conversion price or higher for at least 20 out of the last 30 consecutive trading days ending on the last trading day of the previous calendar quarter. At the option of holders on December 15, 2013 or 2018, these securities are subject to redemption at 100% of the principal amount plus accrued interest. These senior notes have been callable by Dominion since December 15, 2011.
(5)	In September 2011, the $500 million 6.3% September 2006 hybrids began bearing interest at the three-month LIBOR plus 2.3%, reset quarterly.
(6)	Represents debt assumed by Dominion from the merger of its former CNG subsidiary.
(7)	Juniper notes issued in 2004 and consolidated in October 2011 due to Dominion becoming the primary beneficiary of this VIE. This amount excludes $18 million and $48 million of unamortized premium in 2012 and 2011, respectively. The debt is non-recourse to Dominion and is secured by Juniper’s assets.
(8)	Represents debt associated with Kincaid. The debt is non-recourse to Dominion and is secured by the facility’s assets ($552 million at December 31, 2012) and revenue. Dominion announced in the third quarter of 2012 that it was pursuing the sale of Kincaid. Dominion anticipates redeeming the notes as a condition to a sale of Kincaid.
(9)	Includes debt issued by the Massachusetts Development Finance Agency on behalf of Brayton Point. Dominion announced in the third quarter of 2012 that it was pursuing the sale of Brayton Point.
(10)	Represents the valuation of certain fair value hedges associated with Dominion’s fixed rate debt.
(11)	Includes $23 million of net unamortized premium and fair value hedge valuation in 2012 and $4 million of net unamortized discount in 2011.

Combined Notes to Consolidated Financial Statements, Continued

Based on stated maturity dates rather than early redemption dates that could be elected by instrument holders, the scheduled principal payments of long-term debt at December 31, 2012, were as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
(millions, except percentages)
Virginia Power	$418	$17	$211	$476	$679	$4,875	$6,676
Weighted-average Coupon	4.88%	7.73%	5.39%	5.27%	5.44%	5.26%

Dominion
Secured Senior Notes	$852	$15	$18	$20	$22	$60	$987
Unsecured Senior Notes	1,090	1,065	960	1,351	1,303	9,278	15,047
Tax-Exempt Financings	—	—	—	19	75	1,227	1,321
Unsecured Junior Subordinated Notes Payable to Affiliated Trusts	258	—	—	—	—	10	268
Enhanced Junior Subordinated Notes	—	—	—	—	—	1,365	1,365
Total	$2,200	$1,080	$978	$1,390	$1,400	$11,940	$18,988
Weighted-average Coupon	4.53%	3.99%	4.50%	4.27%	4.60%	5.54%

Dominion’s and Virginia Power’s short-term credit facilities and long-term debt agreements contain customary covenants and default provisions. As of December 31, 2012, there were no events of default under these covenants.

In January 2013, Virginia Power issued $250 million of 1.2% and $500 million of 4.0% senior notes that mature in 2018 and 2043, respectively.

Convertible Securities

At December 31, 2012, Dominion had $82 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. At issuance, the notes were valued at a conversion rate of 27.173 shares of common stock per $1,000 principal amount of senior notes, which represented a conversion price of $36.80. The conversion rate is subject to adjustment without limitation upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of December 31, 2012, the conversion rate had been adjusted to 29.3863 shares, primarily due to individual dividend payments above the level paid at issuance. If the outstanding notes as of December 31, 2012 were all converted, it would result in the issuance of approximately 900 thousand additional shares. In December 2012, Dominion’s Board of Directors declared dividends payable March 20, 2013 of 56.25 cents per share of common stock which will increase the conversion rate to 29.5147 effective as of February 26, 2013.

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

The senior notes are convertible by holders into a combination of cash and shares of Dominion’s common stock under any of the following circumstances:

(1)	The closing price of Dominion’s common stock equals 120% of the applicable conversion price ($40.66 as of February 26,
2013) or higher for at least 20 out of the last 30 consecutive trading days ending on the last trading day of the previous calendar quarter;
(2)	The senior notes are called for redemption by Dominion;
(3)	The occurrence of specified corporate transactions; or
(4)	The credit rating assigned to the senior notes by Moody’s is below Baa3 and by Standard & Poor’s is below BBB- or the ratings are discontinued for any reason.

The senior notes were eligible for conversion during 2012 since the closing price of Dominion’s common stock was equal to 120% of the applicable conversion price or higher for at least 20 out of the last 30 consecutive trading days of each quarter. During 2012, approximately $61 million of the contingent convertible senior notes were converted by holders. As of December 31, 2012, the closing price of Dominion’s common stock was equal to $40.84 per share or higher for at least 20 out of the last 30 consecutive trading days; therefore, the senior notes are eligible for conversion during the first quarter of 2013. Beginning in 2007, the notes have been eligible for contingent interest if the average trading price as defined in the indenture equals or exceeds 120% of the principal amount of the senior notes. Holders have the right to require Dominion to purchase these senior notes for cash at 100% of the principal amount plus accrued interest in December 2013 or 2018, or if Dominion undergoes certain fundamental changes. The senior notes have been callable by Dominion since December 15, 2011.

Junior Subordinated Notes Payable to Affiliated Trusts

In previous years, Dominion established several subsidiary capital trusts, each as a finance subsidiary of Dominion, which holds 100% of the voting interests. The trusts sold capital securities representing preferred beneficial interests and 97% beneficial ownership in the assets held by the trusts. In exchange for the funds realized from the sale of the capital securities and common securities that represent the remaining 3% beneficial ownership interest in the assets held by the capital trusts, Dominion issued various junior subordinated notes. The junior subordinated notes constitute 100% of each capital trust’s assets. Each trust must redeem its capital securities when their respective junior subordinated notes are repaid at maturity or if redeemed prior to maturity.

In November 2012, Dominion provided notice of redemption for its $258 million 7.83% unsecured junior subordinated debentures and all 250 thousand units of the $250 million 7.83% Dominion Resources Capital Trust I capital securities due December 1, 2027. At December 31, 2012, the debentures were included in securities due within one year in the Consolidated Balance Sheets. In January 2013, Dominion redeemed the securities at a price of $1,019.58 per capital security plus accrued and unpaid distributions.

The following table provides summary information about the capital securities and junior subordinated notes outstanding as of December 31, 2012:

Date Established	Capital Trusts	Units	Rate	Capital Securities Amount	Common Securities Amount
		(thousands)		(millions)
December 1997	Dominion Resources Capital Trust I(1)	250	7.83%	$250	$7.7
January 2001	Dominion Resources Capital Trust III(2)	10	8.4	10	0.3

Junior subordinated notes/debentures held as assets by each capital trust were as follows:

(1)	$258 million—Dominion Resources, Inc. 7.83% Debentures due 12/1/2027.
(2)	$10 million—Dominion Resources, Inc. 8.4% Debentures due 1/15/2031.

Interest charges related to Dominion’s junior subordinated notes payable to affiliated trusts were $21 million for the years ended December 31, 2012, 2011 and 2010.

Distribution payments on the capital securities are considered to be fully and unconditionally guaranteed by Dominion. Each guarantee agreement only provides for the guarantee of distribution payments on the relevant capital securities to the extent that the trust has funds legally and immediately available to make distributions. The trust’s ability to pay amounts when they are due on the capital securities is dependent solely upon the payment of amounts by Dominion when they are due on the junior subordinated notes. Dominion may defer interest payments on the junior subordinated notes on one or more occasions for up to five consecutive years and the related trusts must also defer distributions. If the payment on the junior subordinated notes is deferred, Dominion may not make distributions related to its capital stock, including dividends, redemptions, repurchases, liquidation payments or guarantee payments, during the deferral period. Also, during any deferral period, Dominion may not make any payments on, redeem or repurchase any debt securities that are equal in right of payment with, or subordinated to, the junior subordinated notes.

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

In June 2009, Dominion issued $685 million (including $60 million related to the underwriter’s option to purchase additional notes to cover over-allotments) of 8.375% June 2009 hybrids. The June 2009 hybrids are listed on the NYSE under the symbol DRU.

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

In both December 2011 and April 2010, Dominion purchased and canceled approximately $16 million of the September 2006 hybrids. In February 2012, Dominion launched a tender offer to purchase up to $150 million of additional September 2006 hybrids. In the first quarter of 2012, Dominion purchased and canceled approximately $86 million of the September 2006 hybrids primarily as a result of this tender offer, which expired in March 2012. In the second quarter of 2012, Dominion purchased and canceled approximately $2 million of the September 2006 hybrids. All purchases were conducted in compliance with the RCC.

From time to time, Dominion may reduce its outstanding debt and level of interest expense through redemption of debt securities prior to maturity and repurchases in the open market, in privately negotiated transactions, through additional tender offers or otherwise.

NOTE 18. PREFERRED STOCK

Dominion is authorized to issue up to 20 million shares of preferred stock; however, none were issued and outstanding at December 31, 2012 or 2011.

Virginia Power is authorized to issue up to 10 million shares of preferred stock, $100 liquidation preference, and had 2.59 million preferred shares issued and outstanding at December 31, 2012 and 2011. Upon involuntary liquidation,

Combined Notes to Consolidated Financial Statements, Continued

dissolution or winding-up of Virginia Power, each share would be entitled to receive $100 plus accrued cumulative dividends.

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

Presented below are the series of Virginia Power preferred stock that were outstanding as of December 31, 2012:

Dividend	Issued and Outstanding Shares	Entitled Per Share Upon Liquidation
	(thousands)
$5.00	107	$112.50
4.04	13	102.27
4.20	15	102.50
4.12	32	103.73
4.80	73	101.00
7.05	500	100.36	(1)
6.98	600	100.35	(2)
Flex Money Market Preferred 12/02, Series A	1,250	100.00	(3)
Total	2,590

(1)	Through 7/31/2013; $100.00 commencing 8/1/2013.
(2)	Through 8/31/2013; $100.00 commencing 9/1/2013.
(3)	Dividend rate was 6.25% until 3/20/2011. Effective 3/20/11 the rate reset to 6.12% until 3/20/2014 after which the rate will be determined according to periodic auctions for periods established by Virginia Power at the time of the auction process.

NOTE 19. SHAREHOLDERS’ EQUITY

Issuance of Common Stock

DOMINION

Dominion maintains Dominion Direct® and a number of employee savings plans through which contributions may be invested in Dominion’s common stock. These shares may either be newly issued or purchased on the open market with proceeds contributed to these plans. In January 2012, Dominion began issuing new common shares for these direct stock purchase plans.

During 2012, Dominion issued approximately 6.4 million shares of common stock through various programs. Dominion received cash proceeds of $265 million from the issuance of 5.3 million of such shares through Dominion Direct, employee savings plans, and the exercise of employee stock options.

In January 2012, Dominion filed a new SEC shelf registration for the sale of debt and equity securities including the ability to sell common stock through an at the market program. Dominion entered into four separate Sales Agency Agreements to effect sales under the program. However, with the exception of issuing approximately $318 million in equity through employee savings plans, direct stock purchase and dividend reinvestment plans, converted securities and other employee and director benefit plans, Dominion did not issue common stock in 2012.

VIRGINIA POWER

In 2012 and 2011, Virginia Power did not issue any shares of its common stock to Dominion. In 2010, Virginia Power issued 33,013 shares of its common stock to Dominion for approximately $1 billion, for the purpose of retiring short-term demand note borrowings from Dominion.

Shares Reserved for Issuance

At December 31, 2012, Dominion had approximately 48 million shares reserved and available for issuance for Dominion Direct®, employee stock awards, employee savings plans, director stock compensation plans and contingent convertible senior notes.

Repurchase of Common Stock

During 2011, Dominion repurchased approximately 13 million shares of common stock for approximately $601 million on the open market, at an average price of $46.37 per share. Dominion did not repurchase any shares in 2012 and does not plan to repurchase shares during 2013, except for shares tendered by employees to satisfy tax withholding obligations on vested restricted stock, which do not count against its stock repurchase authorization.

Accumulated Other Comprehensive Income (Loss)

Presented in the table below is a summary of AOCI by component:

At December 31,	2012	2011
(millions)
Dominion
Net unrealized losses on derivatives-hedging activities, net of tax of $87 and $48	$(122)	$(54)
Net unrealized gains on nuclear decommissioning trust funds, net of tax of $(206) and $(154)	326	243
Net unrecognized pension and other postretirement benefit costs, net of tax of $745 and $568	(1,081)	(799)
Total AOCI	$(877)	$(610)

Virginia Power
Net unrealized losses on derivatives-hedging activities, net of tax of $3 and $2	$(6)	$(3)
Net unrealized gains on nuclear decommissioning trust funds, net of tax of $(19) and $(14)	31	22
Total AOCI	$25	$19

Stock-Based Awards

The 2005 Incentive Compensation Plan permits stock-based awards that include restricted stock, performance grants, goal-based stock, stock options, and stock appreciation rights. The Non-Employee Directors Compensation Plan permits grants of restricted stock and stock options. Under provisions of both plans, employees and non-employee directors may be granted options to purchase common stock at a price not less than its fair market value at the date of grant with a maximum term of eight years. Option terms are set at the discretion of the CGN Committee of the Board of Directors or the Board of Directors itself, as provided under each plan. At December 31, 2012, approximately 32 million shares were available for future grants under these plans.

Dominion measures and recognizes compensation expense relating to share-based payment transactions over the vesting period based on the fair value of the equity or liability instruments issued. Dominion’s results for the years ended December 31, 2012, 2011 and 2010 include $25 million, $39 million, and $40 million, respectively, of compensation costs and $8 million, $13 million, and $15 million, respectively of income tax benefits related to Dominion’s stock-based compensation arrangements. Stock-based compensation cost is reported in other operations and maintenance expense in Dominion’s Consolidated Statements of Income. Excess tax benefits are classified as a financing cash flow. During the years ended December 31, 2012, 2011 and 2010, Dominion realized $10 million, $2 million, and $10 million, respectively, of excess tax benefits from the vesting of restricted stock awards and exercise of stock options.

STOCK OPTIONS

The following table provides a summary of changes in amounts of stock options outstanding as of and for the years ended December 31, 2012, 2011 and 2010. No options were granted under any plan in 2012, 2011 or 2010.

	Shares	Weighted - average Exercise Price	Weighted - average Remaining Contractual Life	Aggregated Intrinsic Value(1)
	(thousands)		(years)	(millions)
Outstanding and exercisable at December 31, 2009	3,822	$31.25		29
Exercised	(1,983)	$30.81		$22
Forfeited/expired	(29)	$29.84
Outstanding and exercisable at December 31, 2010	1,810	$31.76		$20
Exercised	(1,174)	$32.46		$17
Forfeited/expired	(8)	$31.57
Outstanding and exercisable at December 31, 2011	628	$30.81		$14
Exercised	(622)	$30.79		$13
Forfeited/expired	(6)	$32.26
Outstanding and exercisable at December 31, 2012	—	$—	—	$—

(1)	Intrinsic value represents the difference between the exercise price of the option and the market value of Dominion’s stock.

Dominion issues new shares to satisfy stock option exercises. Dominion received cash proceeds from the exercise of stock options of approximately $19 million, $38 million, and $63 million in the years ended December 31, 2012, 2011 and 2010, respectively.

RESTRICTED STOCK

Restricted stock grants are made to officers under Dominion’s LTIP and may also be granted to certain key contributors from time to time. The fair value of Dominion’s restricted stock awards is equal to the market price of Dominion’s stock on the date of grant. New shares are issued for restricted stock awards on the date of grant and generally vest over a three-year service period. The following table provides a summary of restricted stock activity for the years ended December 31, 2012, 2011 and 2010:

	Shares	Weighted - average Grant Date Fair Value
	(thousands)
Nonvested at December 31, 2009	1,484	$39.88
Granted	463	38.80
Vested	(618)	43.54
Cancelled and forfeited	(39)	36.92
Converted from goal-based stock to restricted stock	186	40.84
Nonvested at December 31, 2010	1,476	$38.20
Granted	299	43.68
Vested	(617)	40.72
Cancelled and forfeited	(25)	36.29
Converted from goal-based stock to restricted stock	168	30.99
Nonvested at December 31, 2011	1,301	$37.37
Granted	390	51.14
Vested	(596)	33.31
Cancelled and forfeited	(10)	42.99
Nonvested at December 31, 2012	1,085	$44.46

As of December 31, 2012, unrecognized compensation cost related to nonvested restricted stock awards totaled $23 million and is expected to be recognized over a weighted-average period of 2.1 years. The fair value of restricted stock awards that vested was $30 million, $28 million, and $26 million in 2012, 2011 and 2010, respectively. Employees may elect to have shares of restricted stock withheld upon vesting to satisfy tax withholding obligations. The number of shares withheld will vary for each employee depending on the vesting date fair market value of Dominion stock and the applicable federal, state and local tax withholding rates.

GOAL-BASED STOCK

Goal-based stock awards are granted under Dominion’s LTIP to officers who have not achieved a certain targeted level of share ownership, in lieu of cash-based performance grants. Goal-based stock awards may also be made to certain key non-officer employees from time to time. Current outstanding goal-based shares include awards granted to officers in February 2011 and February 2012.

The issuance of awards is based on the achievement of two performance metrics during a two-year period, including TSR relative to that of a peer group of companies and ROIC for 2011 and, for 2012, the two metrics of TSR relative to that of companies listed as members of the Philadelphia Stock Exchange Utility Index as of the end of the performance period and ROIC. The actual number of shares issued will vary between zero and 200% of targeted shares depending on the level of performance metrics achieved. The fair value of goal-based stock is equal to the market price of Dominion’s stock on the date of grant. Goal-based stock awards granted to key non-officer employees convert to restricted stock at the end

Combined Notes to Consolidated Financial Statements, Continued

of the two-year performance period and generally vest three years from the original grant date. Awards to officers vest at the end of the two-year performance period. All goal-based stock awards are settled by issuing new shares.

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

After the performance period for the April 2010 grants ended on December 31, 2011, the CGN Committee determined the actual performance against metrics established for those awards. For awards to officers, 9 thousand shares of the outstanding goal-based stock awards were converted to 15 thousand non-restricted shares and issued to the officers.

The following table provides a summary of goal-based stock activity for the years ended December 31, 2012, 2011 and 2010:

	Targeted Number of Shares	Weighted - average Grant Date Fair Value
	(thousands)
Nonvested at December 31, 2009	323	$36.12
Granted	9	37.46
Vested	(16)	39.31
Cancelled and forfeited	(8)	30.99
Converted from goal-based stock to restricted stock	(147)	40.84
Nonvested at December 31, 2010	161	$31.79
Granted	3	43.54
Vested	(20)	34.62
Converted from goal-based stock to restricted stock	(132)	30.99
Nonvested at December 31, 2011	12	$39.19
Granted	1	52.48
Vested	(9)	37.46
Nonvested at December 31, 2012	4	$45.60

At December 31, 2012, the targeted number of shares expected to be issued under the February 2011 and February 2012 awards was approximately 4 thousand. In January 2013, the CGN Committee determined the actual performance against metrics established for the February 2011 awards with a performance period that ended December 31, 2012. Based on that determination, the total number of shares to be issued under the February 2011 goal-based stock awards was approximately 2 thousand.

As of December 31, 2012, unrecognized compensation cost related to nonvested goal-based stock awards was not material.

CASH-BASED PERFORMANCE GRANTS

Cash-based performance grants are made to Dominion’s officers under Dominion’s LTIP. The actual payout of cash-based performance grants will vary between zero and 200% of the targeted amount based on the level of performance metrics achieved.

The targeted amount of the cash-based performance grant

made to officers in April 2009 was $11 million, but the actual payout of the award in February 2011 determined by the CGN Committee was $14 million ($11 million of which was paid in December 2010), based on the level of performance metrics achieved.

In February 2010, a cash-based performance grant was made to officers. A portion of the grant, representing $14 million was paid in December 2011, based on the achievement of two performance metrics during 2010 and 2011: ROIC and TSR relative to that of a peer group of companies. The total amount of the award under the grant was $20 million and the remaining $6 million of the grant was paid in February 2012. At December 31, 2011, a liability of $5 million had been accrued for the remaining portion of the award.

In February 2011, a cash-based performance grant was made to officers. A portion of the grant, representing the initial payout of $6 million was paid in December 2012, based on the achievement of two performance metrics during 2011 and 2012: TSR relative to that of a peer group of companies and ROIC. The total expected award under the grant is $8 million and the remaining portion of the grant is expected to be paid by March 15, 2013. At December 31, 2012, a liability of $2 million had been accrued for the remaining portion of the award.

In February 2012, a cash-based performance grant was made to officers. Payout of the performance grant is expected to occur by March 15, 2014 based on the achievement of two performance metrics during 2012 and 2013: TSR relative to that of companies listed as members of the Philadelphia Stock Exchange Utility Index as of the end of the performance period and ROIC. At December 31, 2012, the targeted amount of the grant was $12 million and a liability of $6 million had been accrued for this award.

NOTE 20. DIVIDEND RESTRICTIONS

The Virginia Commission may prohibit any public service company, including Virginia Power, from declaring or paying a dividend to an affiliate if found to be detrimental to the public interest. At December 31, 2012, the Virginia Commission had not restricted the payment of dividends by Virginia Power.

Certain agreements associated with Dominion’s and Virginia Power’s credit facilities contain restrictions on the ratio of debt to total capitalization. These limitations did not restrict Dominion’s or Virginia Power’s ability to pay dividends or receive dividends from their subsidiaries at December 31, 2012.

See Note 17 for a description of potential restrictions on dividend payments by Dominion in connection with the deferral of interest payments on junior subordinated notes.

NOTE 21. EMPLOYEE BENEFIT PLANS

DOMINION

Dominion provides certain retirement benefits to eligible active employees, retirees and qualifying dependents. Under the terms of its benefit plans, Dominion reserves the right to change, modify or terminate the plans. From time to time in the past, benefits have changed, and some of these changes have reduced benefits.

Dominion maintains qualified noncontributory defined benefit pension plans covering virtually all employees. Retirement benefits are based primarily on years of service, age and the employee’s compensation. Dominion’s funding policy is to contribute annually an amount that is in accordance with the provisions of ERISA. The pension program also provides benefits to certain retired executives under a company-sponsored nonqualified employee benefit plan. The nonqualified plan is funded through contributions to a grantor trust. Dominion also provides retiree healthcare and life insurance benefits with annual employee premiums based on several factors such as age, retirement date and years of service.

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

Dominion’s pension and other postretirement benefit plans hold investments in trusts to fund employee benefit payments. Aggregate actual returns for Dominion’s pension and other postretirement plan assets were $743 million in 2012 and $273 million in 2011, versus expected returns of $509 million and $519 million, respectively. Differences between actual and expected returns on plan assets are accumulated and amortized during future periods. As such, any investment-related declines in these trusts will result in future increases in the periodic cost recognized for such employee benefit plans and will be included in the determination of the amount of cash to be contributed to the employee benefit plans.

In January 2011, Dominion amended its retiree healthcare and life benefits to change the eligibility age, effective January 1, 2012, for the majority of nonunion employees from 55 with 10 years of service to 58 with 10 years of service, resulting in an approximately $71 million reduction to the other postretirement benefit plan obligation. The eligibility requirements for nonunion employees hired on or after January 1, 2008, who benefit under the Retiree Medical Account design, as well as for union employees were not affected by this plan design change.

The Medicare Act introduced a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Dominion determined that the prescription drug benefit offered under its other postretirement benefit plans is at least actuarially equivalent to Medicare Part D. Dominion received a federal subsidy of $5 million for each of 2012 and 2011. In December 2011, Dominion elected to change its method of receiving the subsidy under Medicare Part D for retiree prescription drug coverage from the Retiree Drug Subsidy to the EGWP. This change became effective January 1, 2013. As a result of this change, Dominion recognized a decrease in its other postretirement benefit obligations of approximately $170 million as of December 31, 2011. As a result of the adoption of the EGWP, beginning in 2013 Dominion will receive an increased level of Medicare Part D subsidies, in the form of reduced costs rather than a direct reimbursement.

Funded Status

The following table summarizes the changes in Dominion’s pension plan and other postretirement benefit plan obligations and plan assets and includes a statement of the plans’ funded status:

	Pension Benefits		Other Postretirement Benefits
Year Ended December 31,	2012	2011	2012	2011
(millions, except percentages)
Changes in benefit obligation:
Benefit obligation at beginning of year	$4,981	$4,490	$1,493	$1,707
Service cost	116	108	44	48
Interest cost	268	258	79	94
Benefits paid	(208)	(215)	(88)	(83)
Actuarial (gains) losses during the year	967	340	191	(210)
Plan amendments	1	—	1	(70)
Settlements and curtailments	—	—	(6)	(1)
Medicare Part D reimbursement	—	—	5	5
Early Retirement Reimbursement Program	—	—	—	3
Benefit obligation at end of year	$6,125	$4,981	$1,719	$1,493
Changes in fair value of plan assets:
Fair value of plan assets at beginning of year	$5,145	$5,106	$1,042	$1,031
Actual return on plan assets	611	247	132	26
Employer contributions	5	7	16	19
Benefits paid	(208)	(215)	(34)	(34)
Fair value of plan assets at end of year	$5,553	$5,145	$1,156	$1,042
Funded status at end of year	$(572)	$164	$(563)	$(451)
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent pension and other postretirement benefit assets	701	677	1	4
Other current liabilities	(2)	(3)	(4)	(3)
Noncurrent pension and other postretirement benefit liabilities	(1,271)	(510)	(560)	(452)
Net amount recognized	$(572)	$164	$(563)	$(451)
Significant assumptions used to determine benefit obligations as of December 31:
Discount rate	4.4%	5.5%	4.4%	5.5%
Weighted average rate of increase for compensation	4.21%	4.21%	4.22%	4.22%

Combined Notes to Consolidated Financial Statements, Continued

The ABO for all of Dominion’s defined benefit pension plans was $5.5 billion and $4.5 billion at December 31, 2012 and 2011, respectively.

Under its funding policies, Dominion evaluates plan funding requirements annually, usually in the fourth quarter after receiving updated plan information from its actuary. Based on the funded status of each plan and other factors, Dominion determines the amount of contributions for the current year, if any, at that time. During 2012, Dominion made no contributions to its qualified defined benefit pension plans and no contributions are currently expected in 2013. In July 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. This Act includes an increase in the interest rates used to determine plan sponsors’ pension contributions for required funding purposes. These new interest rates are expected to reduce required pension contributions for 2013 through 2015. Dominion believes that required pension contributions will rise subsequent to 2015, resulting in little net impact to cumulative required contributions over a 10-year period.

Certain regulatory authorities have held that amounts recovered in utility customers’ rates for other postretirement benefits, in excess of benefits actually paid during the year, must be deposited in trust funds dedicated for the sole purpose of paying such benefits. Accordingly, certain of Dominion’s subsidiaries fund other postretirement benefit costs through VEBAs. Dominion’s remaining subsidiaries do not prefund other postretirement benefit costs but instead pay claims as presented. Dominion expects to contribute approximately $14 million to the Dominion VEBAs in 2013.

Dominion does not expect any pension or other postretirement plan assets to be returned to the Company during 2013.

The following table provides information on the benefit obligations and fair value of plan assets for plans with a benefit obligation in excess of plan assets:

	Pension Benefits		Other Postretirement Benefits
As of December 31,	2012	2011	2012	2011
(millions)
Benefit obligation	$5,462	$4,416	$1,591	$1,375
Fair value of plan assets	$4,189	3,903	1,027	920

The following table provides information on the ABO and fair value of plan assets for pension plans with an ABO in excess of plan assets:

As of December 31,	2012(1)	2011
(millions)
Accumulated benefit obligation	$4,850	$95
Fair value of plan assets	4,189	—

(1)	The increase from 2011 is primarily due to a decrease in the discount rate.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
(millions)
2013	$231	$89
2014	245	93
2015	255	96
2016	300	100
2017	334	103
2018-2022	1,749	555

Plan Assets

Dominion’s overall objective for investing its pension and other postretirement plan assets is to achieve the best possible long-term rates of return commensurate with prudent levels of risk. To minimize risk, funds are broadly diversified among asset classes, investment strategies and investment advisors. The strategic target asset allocations for its pension funds are 28% U.S. equity, 18% non-U.S. equity, 33% fixed income, 3% real estate and 18% other alternative investments. U.S. equity includes investments in large-cap, mid-cap and small-cap companies located in the United States. Non-U.S. equity includes investments in large-cap and small-cap companies located outside of the United States including both developed and emerging markets. Fixed income includes corporate debt instruments of companies from diversified industries and U.S. Treasuries. The U.S. equity, non-U.S. equity and fixed income investments are in individual securities as well as mutual funds. Real estate includes equity REITs and investments in partnerships. Other alternative investments include partnership investments in private equity, debt and hedge funds that follow several different strategies.

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

For fair value measurement policies and procedures related to pension and other postretirement benefit plan assets, see Note 6.

The fair values of Dominion’s pension plan assets by asset category are as follows:

	Fair Value Measurements
	Pension Plans
At December 31,	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Cash equivalents	$—	$195	$—	$195	$1	$84	$—	$85
U.S. equity:
Large Cap	927	104	—	1,031	805	123	—	928
Other	425	99	—	524	359	197	—	556
Non-U.S. equity:
Large Cap	313	68	—	381	253	58	—	311
Other	228	167	—	395	190	81	—	271
Fixed income:
Corporate debt instruments	27	1,026	—	1,053	36	834	—	870
U.S. Treasury securities and agency debentures	331	304	—	635	304	392	—	696
State and municipal	1	71	—	72	2	77	—	79
Other securities	5	43	—	48	8	40	—	48
Real estate:
REITs	29	—	—	29	16	—	—	16
Partnerships	—	—	321	321	—	—	304	304
Other alternative investments:
Private equity	—	—	456	456	—	—	448	448
Debt	—	—	192	192	—	—	243	243
Hedge funds	—	—	221	221	—	—	290	290
Total	$2,286	$2,077	$1,190	$5,553	$1,974	$1,886	$1,285	$5,145

The fair values of Dominion’s other postretirement plan assets by asset category are as follows:

	Fair Value Measurements
	Other Postretirement Plans
At December 31,	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(millions)
Cash equivalents	$—	$13	$—	$13	$—	$5	$—	$5
U.S. equity:
Large Cap	378	5	—	383	38	288	—	326
Other	21	45	—	66	17	44	—	61
Non-U.S. equity:
Large Cap	93	3	—	96	77	3	—	80
Other	11	8	—	19	9	4	—	13
Fixed income:
Corporate debt instruments	1	160	—	161	2	149	—	151
U.S. Treasury securities and agency debentures	16	266	—	282	14	246	—	260
State and municipal	—	9	—	9	—	6	—	6
Other securities	—	2	—	2	—	2	—	2
Real estate:
REITs	1	—	—	1	1	—	—	1
Partnerships	—	—	24	24	—	—	24	24
Other alternative investments:
Private equity	—	—	58	58	—	—	63	63
Debt	—	—	31	31	—	—	36	36
Hedge funds	—	—	11	11	—	—	14	14
Total	$521	$511	$124	$1,156	$158	$747	$137	$1,042

Combined Notes to Consolidated Financial Statements, Continued

The following table presents the changes in Dominion’s pension and other postretirement plan assets that are measured at fair value and included in the Level 3 fair value category:

	Fair Value Measurements using Significant Unobservable Inputs (Level 3)
	Pension Plans					Other Postretirement Plans
	Real Estate	Private Equity	Debt	Hedge Funds	Total	Real Estate	Private Equity	Debt	Hedge Funds	Total
Balance at December 31, 2009	$344	$344	$241	$388	$1,317	$26	$54	$36	$19	$135
Actual return on plan assets:
Relating to assets still held at the reporting date	8	56	27	27	118	—	9	2	1	12
Purchases	56	90	36	—	182	3	9	8	—	20
Sales	(137)	(90)	(42)	(70)	(339)	(7)	(11)	(6)	(3)	(27)
Balance at December 31, 2010	$271	$400	$262	$345	$1,278	$22	$61	$40	$17	$140
Actual return on plan assets:
Relating to assets still held at the reporting date	38	70	10	10	128	3	11	1	—	15
Relating to assets sold during the period	(8)	(34)	(10)	(15)	(67)	—	(4)	(1)	(1)	(6)
Purchases	57	76	34	48	215	3	8	3	2	16
Sales	(54)	(64)	(53)	(98)	(269)	(4)	(13)	(7)	(4)	(28)
Balance at December 31, 2011	$304	$448	$243	$290	$1,285	$24	$63	$36	$14	$137
Actual return on plan assets:
Relating to assets still held at the reporting date	21	46	17	21	105	1	3	4	1	9
Relating to assets sold during the period	(8)	(41)	(11)	(2)	(62)	—	(1)	—	—	(1)
Purchases	35	79	15	—	129	2	6	1	—	9
Sales	(31)	(76)	(72)	(88)	(267)	(3)	(13)	(10)	(4)	(30)
Balance at December 31, 2012	$321	$456	$192	$221	$1,190	$24	$58	$31	$11	$124

Net Periodic Benefit Cost

The components of the provision for net periodic benefit cost and amounts recognized in other comprehensive income and regulatory assets and liabilities are as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31,	2012	2011	2010	2012	2011	2010
(millions, except percentages)
Service cost	$116	$108	$102	$44	$48	$56
Interest cost	268	258	266	79	94	101
Expected return on plan assets	(430)	(440)	(410)	(79)	(79)	(69)
Amortization of prior service (credit) cost	3	3	3	(13)	(13)	(7)
Amortization of net actuarial loss	132	96	59	6	12	12
Settlements and curtailments(1)	—	—	136	(4)	1	37
Special termination benefits(2)	—	—	10	—	—	1
Net periodic benefit cost	$89	$25	$166	$33	$63	$131
Changes in plan assets and benefit obligations recognized in other comprehensive income and regulatory assets and liabilities:
Current year net actuarial (gain) loss	$786	$534	$95	$139	$(157)	$13
Prior service (credit) cost	—	—	1	1	(70)	—
Settlements and curtailments(1)	—	—	(50)	(2)	(1)	(1)
Less amounts included in net periodic benefit cost:
Amortization of net actuarial loss	(132)	(96)	(59)	(6)	(12)	(12)
Amortization of prior service credit (cost)	(3)	(3)	(3)	13	13	7
Total recognized in other comprehensive income and regulatory assets and liabilities	$651	$435	$(16)	$145	$(227)	$7
Significant assumptions used to determine periodic cost:
Discount rate	5.5%	5.9%	6.6%	5.5%	5.9%	6.6%
Expected long-term rate of return on plan assets	8.5%	8.5%	8.5%	7.75%	7.75%	7.75%
Weighted average rate of increase for compensation	4.21%	4.61%	4.76%	4.22%	4.62%	4.79%
Healthcare cost trend rate(3)				7%	7%	7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(3)				4.6%	4.6%	4.6%
Year that the rate reaches the ultimate trend rate(3)				2061	2060	2060

(1)	2012 amounts relate to the sale of Salem Harbor. 2010 amounts relate to the sales of Peoples and Dominion’s Appalachian E&P operations and a workforce reduction program.
(2)	Represents a one-time special termination benefit for certain employees in connection with a workforce reduction program.
(3)	Assumptions used to determine periodic cost for the following year.

The components of AOCI and regulatory assets and liabilities that have not been recognized as components of periodic benefit cost are as follows:

	Pension Benefits		Other Postretirement Benefits
At December 31,	2012	2011	2012	2011
(millions)
Net actuarial loss	$2,865	$2,211	$229	$100
Prior service (credit) cost	11	14	(71)	(86)
Total(1)	$2,876	$2,225	$158	$14
(1)	As of December 31, 2012, of the $2.9 billion and $158 million related to pension benefits and other postretirement benefits, $1.8 billion and $69 million, respectively, are included in AOCI, with the remainder included in regulatory assets and liabilities. As of December 31, 2011, of the $2.2 billion related to pension benefits, $1.4 billion is included in AOCI, with the remainder included in regulatory assets and liabilities; the $14 million related to other postretirement benefits consists of $16 million included in regulatory assets and liabilities and $(2) million included in AOCI.

The following table provides the components of AOCI and regulatory assets and liabilities as of December 31, 2012 that are expected to be amortized as components of periodic benefit cost in 2013:

	Pension Benefits	Other Postretirement Benefits
(millions)
Net actuarial loss	$185	$9
Prior service (credit) cost	3	(12)

Dominion determines the expected long-term rates of return on plan assets for its pension plans and other postretirement benefit plans by using a combination of:

•	Expected inflation and risk-free interest rate assumptions;
•	Historical return analysis to determine long term historic returns as well as historic risk premiums for various asset classes;
•	Expected future risk premiums, asset volatilities and correlations;
•	Forecasts of an independent investment advisor;
•	Forward-looking return expectations derived from the yield on long-term bonds and the expected long-term returns of major stock market indices; and
•	Investment allocation of plan assets.

Dominion determines discount rates from analyses of AA/Aa rated bonds with cash flows matching the expected payments to be made under its plans.

Assumed healthcare cost trend rates have a significant effect on the amounts reported for Dominion’s retiree healthcare plans. A one percentage point change in assumed healthcare cost trend rates would have had the following effects:

	Other Postretirement Benefits
	One percentage point increase	One percentage point decrease
(millions)
Effect on total of service and interest cost components for 2012	$17	$(16)
Effect on other postretirement benefit obligation at December 31, 2012	218	(172)

An internal committee selects the final assumptions used for Dominion’s pension and other postretirement plans, including discount rates, expected long-term rates of return and healthcare cost trend rates.

Defined Contribution Plans

In addition, Dominion sponsors defined contribution employee savings plans. During 2012, 2011 and 2010, Dominion recognized $40 million, $38 million and $39 million, respectively, as employer matching contributions to these plans.

VIRGINIA POWER

Virginia Power participates in the Dominion Pension Plan, a defined benefit pension plan sponsored by Dominion that provides benefits to multiple Dominion subsidiaries. Retirement benefits payable under this plan are based primarily on years of service, age and the employee’s compensation. As a participating employer, Virginia Power is subject to Dominion’s funding policy, which is to contribute annually an amount that is in accordance with the provisions of ERISA. During 2012, Virginia Power made no contributions to the plan and no contributions are currently expected in 2013. Virginia Power’s net periodic pension cost related to this pension plan was $72 million, $50 million and $84 million in 2012, 2011 and 2010, respectively. Employee compensation is the basis for determining Virginia Power’s share of total pension costs.

Virginia Power also participates in the Dominion Retiree Health and Welfare Plan, a plan sponsored by Dominion that provides certain retiree healthcare and life insurance benefits to multiple Dominion subsidiaries. Annual employee premiums are based on several factors such as age, retirement date and years of service. Virginia Power’s net periodic benefit cost related to this plan was $13 million, $23 million and $59 million in 2012, 2011 and 2010, respectively. Employee headcount is the basis for determining Virginia Power’s share of total other postretirement benefit costs.

Certain regulatory authorities have held that amounts recovered in rates for other postretirement benefits, in excess of benefits actually paid during the year, must be deposited in trust funds dedicated for the sole purpose of paying such benefits. Accordingly, Virginia Power funds other postretirement benefit costs through a VEBA. Virginia Power made no contributions to the VEBA in 2012 and does not expect to contribute to the VEBA in 2013.

Combined Notes to Consolidated Financial Statements, Continued

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

Virginia Power also participates in Dominion-sponsored defined contribution employee savings plans that cover substantially all employees. Employer matching contributions of $15 million were incurred in 2012 and $14 million in each of 2011 and 2010.

NOTE 22. COMMITMENTS AND CONTINGENCIES

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

Following numerous petitions by industry participants for review and motions for stay, the U.S. Court of Appeals for the D.C. Circuit issued a ruling in December 2011 to stay CSAPR pending judicial review. In February and June 2012, the EPA issued technical revisions to CSAPR that are not material to Dominion. In August 2012, the Court vacated CSAPR in its entirety and ordered the EPA to implement CAIR until a valid replacement rule is issued. In October 2012, the EPA filed a petition requesting a rehearing of the court’s decision, which was denied in January 2013. The mandate vacating CSAPR was issued February 4, 2013. The stay of CSAPR remains in effect and the EPA will continue to administer CAIR until such time that the EPA develops and implements new rulemaking addressing the issues identified by the Court. With respect to Dominion’s generation fleet, the cost to comply with CAIR is not expected to be material. Future outcomes of litigation and/or any additional action to issue a revised rule could affect the assessment regarding cost of compliance.

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

In February 2008, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA. The request concerns historical operating changes and capital improvements undertaken at State Line and Kincaid. In April 2009, Dominion received a second request for information. Dominion provided information in response to both requests. Also in April 2009, Dominion received a Notice and Finding of Violations from the EPA claiming violations of the CAA New Source Review requirements, NSPS, the Title V permit program and the stations’ respective State Implementation Plans. The Notice states that the EPA may issue an order requiring compliance with the relevant CAA provisions and may seek injunctive relief and/or civil penalties, all pursuant to the EPA’s enforcement authority under the CAA. In May 2010, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA. The request concerns historical operating changes and capital improvements undertaken at Brayton Point. Dominion submitted its response to the request in November 2010.

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

In October 2003, the EPA and the Massachusetts Department of Environmental Protection each issued new NPDES permits for Brayton Point. The new permits contained identical conditions that in effect require the installation of cooling towers to address concerns over the withdrawal and discharge of cooling water. As of the end of the third quarter of 2012, the station was fully converted to closed cycle cooling. The total cost to install these cooling towers was approximately $550 million. See Note 6 for a discussion of impairments related to Brayton Point.

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

SOLID AND HAZARDOUS WASTE

The CERCLA, as amended, provides for immediate response and removal actions coordinated by the EPA in the event of threatened releases of hazardous substances into the environment and authorizes the U.S. government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under the CERCLA, as amended, generators and transporters of hazardous substances, as well as past and present owners and operators of contaminated sites, can be jointly, severally, and strictly liable for the cost of cleanup. These potentially responsible parties can be ordered to perform a cleanup, be sued for costs associated with an EPA-directed cleanup, voluntarily settle with the U.S. government concerning their liability for cleanup costs, or voluntarily begin a site investigation and site remediation under state oversight.

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

Combined Notes to Consolidated Financial Statements, Continued

without sufficient cause, the EPA may also seek civil penalties of up to $37,500 per day for the violation and punitive damages of up to three times the costs incurred by the EPA as a result of the party’s failure to comply with the UAO. Virginia Power is currently unable to make an estimate of the potential financial statement impacts related to the Ward Transformer matter.

Dominion has determined that it is associated with 17 former manufactured gas plant sites, three of which pertain to Virginia Power. Studies conducted by other utilities at their former manufactured gas plant sites have indicated that those sites contain coal tar and other potentially harmful materials. None of the former sites with which Dominion and Virginia Power are associated is under investigation by any state or federal environmental agency. At one of the former sites, Dominion is conducting a state-approved post closure groundwater monitoring program and an environmental land use restriction has been recorded. Another site has been accepted into a state-based voluntary remediation program. Dominion is currently evaluating the nature and extent of the contamination from this site as well as potential remedial options, but is not yet able to estimate the future remediation costs. Due to the uncertainty surrounding these sites, Dominion is unable to make an estimate of the potential financial statement impacts related to these sites.

CLIMATE CHANGE LEGISLATION AND REGULATION

Massachusetts, Rhode Island and Connecticut, among other states, have joined RGGI, a multi-state effort to reduce CO2 emissions in the Northeast implemented through state specific regulations. Under the initiative, aggregate CO2 emissions from power plants in participating states are required to be stabilized at current levels from 2009 to 2015. Further reductions from current levels would be required to be phased in starting in 2016 such that by 2019 there would be a 10% reduction in participating state power plant CO2 emissions. During 2012, RGGI underwent a program review, and in February 2013, revisions to the RGGI model rule were issued. Dominion is in the process of evaluating these revisions as to potential impacts on Dominion’s fossil fired generation operations in RGGI states. Until this evaluation is completed, Dominion is unable to estimate the potential financial statement impacts related to the program review.

Two of Dominion’s facilities, Brayton Point and Manchester Street, are subject to RGGI. Beginning with calendar year 2009, RGGI requires that Dominion cover each ton of CO2 direct stack emissions from these facilities with either an allowance or an offset. The allowances can be purchased through auction or through a secondary market. Dominion has periodically participated in RGGI allowance auctions to date and has procured allowances to meet its estimated compliance requirements under RGGI’s current requirement through 2013 and most of 2014, therefore Dominion does not expect compliance with RGGI to have a material impact on its results of operations or financial condition. During June 2011, a lawsuit was filed in New York seeking to retroactively rescind RGGI participation by that state. A percentage of Dominion’s RGGI allowances had been acquired from New York. The allocated value of these allowances totaled approximately $38 million, of which all have been expensed as consumed for RGGI Phase I compliance. In February 2012, Dominion surrendered these New York RGGI allowances for the

RGGI Phase I compliance period and therefore does not expect any significant financial statement impacts from this lawsuit as it no longer holds allowances issued by the state of New York. In June 2012, a New York state court dismissed the lawsuit. A notice of appeal was filed in July 2012, however no appeal was filed.

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

In accordance with court-approved procedures, Dominion transferred to other FCMs all open positions executed using MF Global. The initial margin posted for these open positions at October 31, 2011 was approximately $73 million. Dominion had received approximately $17 million of this amount through the liquidation process as of December 31, 2012. In January 2013, Dominion sold the remaining claims of approximately $56 million to a third party at a small discount.

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

114

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

Long-Term Purchase Agreements

At December 31, 2012, Virginia Power had the following long-term commitments that are noncancelable or are cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services:

	2013	2014	2015	2016	2017	Thereafter	Total
(millions)
Purchased electric capacity(1)	$350	$358	$337	$275	$181	$327	$1,828

(1)	Commitments represent estimated amounts payable for capacity under power purchase contracts with qualifying facilities and independent power producers, the last of which ends in 2021. Capacity payments under the contracts are generally based on fixed dollar amounts per month, subject to escalation using broad-based economic indices. At December 31, 2012, the present value of Virginia Power’s total commitment for capacity payments is $1.4 billion. Capacity payments totaled $337 million, $338 million, and $344 million, and energy payments totaled $214 million, $275 million, and $303 million for 2012, 2011 and 2010, respectively.

Lease Commitments

Dominion and Virginia Power lease various facilities, vehicles and equipment primarily under operating leases. Payments under certain leases are escalated based on an index such as the consumer price index. Future minimum lease payments under noncancelable operating and capital leases that have initial or remaining lease terms in excess of one year as of December 31, 2012 are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
(millions)
Dominion	$79	$72	$64	$55	$63	$161	$494
Virginia Power	$26	$24	$19	$15	$11	$26	$121

Rental expense for Dominion totaled $112 million, $155 million, and $171 million for 2012, 2011 and 2010, respectively. Rental expense for Virginia Power totaled $48 million, $50 million, and $50 million for 2012, 2011, and 2010, respectively. The majority of rental expense is reflected in other operations and maintenance expense in the Consolidated Statements of Income.

Nuclear Operations

NUCLEAR DECOMMISSIONING—MINIMUM FINANCIAL ASSURANCE

The NRC requires nuclear power plant owners to annually update minimum financial assurance amounts for the future decommissioning of their nuclear facilities. Decommissioning involves the decontamination and removal of radioactive contaminants from a nuclear power station once operations have ceased, in accordance with standards established by the NRC. The 2012 calculation for the NRC minimum financial assurance amount, aggregated for Dominion’s and Virginia Power’s nuclear units, excluding joint owners’ assurance amounts, was $3.3 billion and $1.8 billion, respectively, and has been satisfied by a combination of the funds being collected and deposited in the nuclear decommissioning trusts and the real annual rate of return growth of the funds allowed by the NRC. The 2012 NRC minimum financial assurance amounts shown were calculated using preliminary December 31, 2012 U.S. Bureau of Labor Statistics indices. Dominion believes that the amounts currently available in its decommissioning trusts and their expected earnings will be sufficient to cover expected decommissioning costs for the Millstone and Kewaunee units. Virginia Power also believes that the decommissioning funds and their expected earnings for the Surry and North Anna units will be sufficient to cover expected decommissioning costs, particularly when combined with future ratepayer collections and contributions to these decommissioning trusts, if such future collections and contributions are required. This reflects a positive long-term outlook for trust fund investment returns as the decommissioning of the units will not be complete for decades. Dominion and Virginia Power will continue to monitor these trusts to ensure they meet the minimum financial assurance requirement, which may include the use of parent company guarantees, surety bonding or other financial guarantees recognized by the NRC. See Note 6 to the Consolidated Financial Statements for additional information on Kewaunee.

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

Combined Notes to Consolidated Financial Statements, Continued

The Companies’ coverage exceeds the NRC minimum requirement for nuclear power plant licensees of $1.06 billion per reactor site and includes coverage for premature decommissioning and functional total loss. The NRC requires that the proceeds from this insurance be used first, to return the reactor to and maintain it in a safe and stable condition and second, to decontaminate the reactor and station site in accordance with a plan approved by the NRC. Nuclear property insurance is provided by NEIL, a mutual insurance company, and is subject to retrospective premium assessments in any policy year in which losses exceed the funds available to the insurance company. Dominion’s and Virginia Power’s maximum retrospective premium assessment for the current policy period is $89 million and $48 million, respectively. Based on the severity of the incident, the Board of Directors of NEIL has the discretion to lower or eliminate the maximum retrospective premium assessment. Dominion and Virginia Power have the financial responsibility for any losses that exceed the limits or for which insurance proceeds are not available because they must first be used for stabilization and decontamination.

Dominion and Virginia Power also purchase insurance from NEIL to mitigate certain expenses, including replacement power costs, associated with the prolonged outage of a nuclear unit due to direct physical damage. Under this program, the Companies are subject to a retrospective premium assessment for any policy year in which losses exceed funds available to NEIL. Dominion’s and Virginia Power’s maximum retrospective premium assessment for the current policy period is $33 million and $20 million, respectively.

During the fourth quarter of 2012, Dominion announced plans to close and decommission Kewaunee. Kewaunee is expected to cease power production in the second quarter of 2013 and commence decommissioning activities. Effective February 1, 2013, Kewaunee’s accidental outage policy for replacement power costs has been cancelled, and Kewaunee’s property coverage of $1.8 billion did not change. The cancellation of Kewaunee’s accidental outage policy for replacement power costs lowered Dominion’s retrospective premium assessment from $33 million to $30 million.

ODEC, a part owner of North Anna, and Massachusetts Municipal Wholesale Electric Company and Green Mountain Power Corporation, part owners of Millstone’s Unit 3, are responsible to Dominion and Virginia Power for their share of the nuclear decommissioning obligation and insurance premiums on applicable units, including any retrospective premium assessments and any losses not covered by insurance.

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

Dominion and Virginia Power have resolved additional claims for damages incurred at Millstone, Kewaunee, Surry and North Anna. In May 2012, Dominion made formal offers of settlement to the Authorized Representative of the Attorney General for resolution of claims incurred at Millstone for the period July 1,

2006 through December 31, 2010 and periodic payments after that date through 2013 and for resolution of claims incurred at Kewaunee for the period January 1, 2009 through December 31, 2010 and periodic payments after that date through 2013. In September 2012, Dominion and the government entered into settlement agreements. Initial settlement payments in the amounts of $20 million for Millstone and $6 million for Kewaunee were received in the fourth quarter of 2012. In September 2012, Virginia Power made a formal offer of settlement for resolution of claims incurred at Surry and North Anna for the period July 1, 2006 through December 31, 2010 and periodic payments after that date through 2013. In November 2012, Virginia Power and the government entered into a settlement agreement. An initial settlement payment in the amount of $75 million for Surry and North Anna was received in the fourth quarter of 2012. All of the settlement agreements are extendable after 2013 by mutual agreement of the parties. In June 2012, Dominion and Virginia Power filed lawsuits in the U.S. Court of Federal Claims for Millstone, Surry and North Anna against the DOE requesting additional damages for the period July 1, 2006 through December 31, 2010. The lawsuits have been dismissed as a result of the settlement agreements.

The Companies continue to recognize receivables for certain spent nuclear fuel-related costs that they believe are probable of recovery from the DOE. Dominion’s receivables for spent nuclear fuel-related costs totaled $36 million and $102 million at December 31, 2012 and 2011, respectively. Virginia Power’s receivables for spent nuclear fuel-related costs totaled $26 million and $76 million at December 31, 2012 and 2011, respectively. The Companies will continue to manage their spent fuel until it is accepted by the DOE.

Guarantees, Surety Bonds and Letters of Credit

DOMINION

At December 31, 2012, Dominion had issued $92 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of December 31, 2012, Dominion’s exposure under these guarantees was $62 million, primarily related to certain reserve requirements associated with non-recourse financing.

In addition to the above guarantees, Dominion and its partners, Shell and BP, may be required to make additional periodic equity contributions to NedPower and Fowler Ridge in connection with certain funding requirements associated with their respective non-recourse financings. As of December 31, 2012, Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $107 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million.

Dominion also enters into guarantee arrangements on behalf of its consolidated subsidiaries, primarily to facilitate their commercial transactions with third parties. To the extent that a liability subject to a guarantee has been incurred by one of Dominion’s consolidated subsidiaries, that liability is included in the Consolidated Financial Statements. Dominion is not required to recognize liabilities for guarantees issued on behalf of its subsidiaries unless it becomes probable that it will have to perform under the guarantees. Terms of the guarantees typically end once obligations have been paid. Dominion currently believes it is

116

unlikely that it would be required to perform or otherwise incur any losses associated with guarantees of its subsidiaries’ obligations.

At December 31, 2012, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$363	$363
Commodity transactions(3)	2,939	377
Nuclear obligations(4)	231	77
Other(5)	673	98
Total	$4,206	$915

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of December 31, 2012 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee also provides for funds through the completion of decommissioning.
(5)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

Additionally, as of December 31, 2012 Dominion had purchased $163 million of surety bonds and authorized the issuance of letters of credit by financial institutions of $26 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, Dominion is obligated to indemnify the respective surety bond company for any amounts paid.

VIRGINIA POWER

As of December 31, 2012, Virginia Power had issued $14 million of guarantees primarily to support tax-exempt debt issued through conduits. Virginia Power had also purchased $67 million of surety bonds for various purposes, including providing workers’ compensation coverage, and authorized the issuance of letters of credit by financial institutions of $2 million to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, Virginia Power is obligated to indemnify the respective surety bond company for any amounts paid.

Indemnifications

As part of commercial contract negotiations in the normal course of business, Dominion and Virginia Power may sometimes agree to make payments to compensate or indemnify other parties for possible future unfavorable financial consequences resulting from specified events. The specified events may involve an adverse judgment in a lawsuit or the imposition of additional taxes due to a change in tax law or interpretation of the tax law. Dominion and Virginia Power are unable to develop an estimate of the maximum potential amount of future payments under these contracts because events that would obligate them have not yet occurred or, if any such event has occurred, they have not been notified of its occurrence. However, at December 31, 2012, Dominion and Virginia Power believe future payments, if any, that could ultimately become payable under these contract provisions, would not have a material impact on their results of operations, cash flows or financial position.

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

NOTE 23. CREDIT RISK

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

Dominion and Virginia Power maintain a provision for credit losses based on factors surrounding the credit risk of their customers, historical trends and other information. Management believes, based on credit policies and the December 31, 2012 provision for credit losses, that it is unlikely that a material adverse effect on financial position, results of operations or cash flows would occur as a result of counterparty nonperformance.

GENERAL

DOMINION

As a diversified energy company, Dominion transacts primarily with major companies in the energy industry and with commer-

Combined Notes to Consolidated Financial Statements, Continued

cial and residential energy consumers. These transactions principally occur in the Northeast, mid-Atlantic and Midwest regions of the U.S. Dominion does not believe that this geographic concentration contributes significantly to its overall exposure to credit risk. In addition, as a result of its large and diverse customer base, Dominion is not exposed to a significant concentration of credit risk for receivables arising from electric and gas utility operations.

Dominion’s exposure to credit risk is concentrated primarily within its energy marketing and price risk management activities, as Dominion transacts with a smaller, less diverse group of counterparties and transactions may involve large notional volumes and potentially volatile commodity prices. Energy marketing and price risk management activities include trading of energy-related commodities, marketing of merchant generation output, structured transactions and the use of financial contracts for enterprise-wide hedging purposes. Gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2012, Dominion’s credit exposure totaled $512 million. Of this amount, investment grade counterparties, including those internally rated, represented 77%. One counterparty exposure represents 11% of Dominion’s total exposure and is a large financial institution rated investment grade.

VIRGINIA POWER

Virginia Power sells electricity and provides distribution and transmission services to customers in Virginia and northeastern North Carolina. Management believes that this geographic concentration risk is mitigated by the diversity of Virginia Power’s customer base, which includes residential, commercial and industrial customers, as well as rural electric cooperatives and municipalities. Credit risk associated with trade accounts receivable from energy consumers is limited due to the large number of customers. Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers. Virginia Power’s gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. At December 31, 2012, Virginia Power’s exposure to potential concentrations of credit risk was not considered material.

CREDIT-RELATED CONTINGENT PROVISIONS

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of December 31, 2012 and 2011, Dominion would have been required to post an additional $110 million and $88 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $4 million in collateral at December 31, 2012 and $110 million in collateral, including $4 million of letters of credit at December 31, 2011, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of December 31, 2012 and 2011 was $163 million and $259 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power were not material as of December 31, 2012 and 2011. See Note 7 for further information about derivative instruments.

NOTE 24. RELATED-PARTY TRANSACTIONS

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

As of December 31, 2012 and 2011, Virginia Power’s derivative liabilities with affiliates were not material.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power. In addition, Virginia Power provides certain services to affiliates, including charges for facilities and equipment usage. Presented below are significant transactions with DRS and other affiliates:

Year Ended December 31,	2012	2011	2010
(millions)
Commodity purchases from affiliates	$368	$376	$373
Services provided by affiliates	399	393	469
Services provided to affiliates	19	21	19

In the fourth quarter of 2011, a subsidiary of Virginia Power purchased nuclear fuel-related inventory from an affiliate for $39 million for future use at its nuclear generation stations.

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. There were $243 million in short-term demand note borrowings from Dominion as of December 31, 2012. There were no short-term demand note borrowings from Dominion as of December 31, 2011. Virginia

Power’s outstanding borrowings, net of repayments, under the Dominion money pool for its nonregulated subsidiaries totaled $192 million and $187 million as of December 31, 2012 and 2011, respectively. Interest charges related to Virginia Power’s borrowings from Dominion were immaterial for the years ended December 31, 2012, 2011 and 2010.

In 2010 Virginia Power issued 33,013 shares of its common stock to Dominion for approximately $1 billion, for the purpose of retiring short-term demand note borrowings from Dominion. There were no such issuances of common stock in 2011 and 2012.

NOTE 25. OPERATING SEGMENTS

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

The Corporate and Other Segment of Dominion includes its corporate, service company and other functions (including unallocated debt) and the net impact of the operations that are expected to be or are currently discontinued, which are discussed in Note 3. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

DOMINION

In 2012, Dominion reported after-tax net expense of $1.4 billion for specific items in the Corporate and Other segment, with $1.4 billion of these net expenses attributable to its operating segments.

The net expenses for specific items in 2012 primarily related to the impact of the following items:

•

A $1.7 billion ($1.1 billion after-tax) net loss from operations, including an impairment charge, of Brayton Point, Kincaid and Elwood, attributable to Dominion Generation. Dominion announced its intention to pursue the sale of these two merchant power stations and equity method investment in the third quarter of 2012;

•

A $467 million ($303 million after-tax) net loss, including impairment charges, primarily resulting from management’s decision to cease operations and begin decommissioning Kewaunee in 2013, attributable to Dominion Generation;

•	An $87 million ($53 million after-tax) charge reflecting restoration costs associated with damage caused by severe storms, attributable to DVP; and
•	A $49 million ($22 million after-tax) loss from discontinued operations of State Line and Salem Harbor which were sold in 2012, attributable to Dominion Generation.

In 2011, Dominion reported after-tax net expense of $311 million for specific items in the Corporate and Other segment, with $340 million of these net expenses attributable to its operating segments.

The net expenses for specific items in 2011 primarily related to the impact of the following items:

•

A $228 million ($139 million after-tax) charge reflecting plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain utility coal-fired generating units, attributable to Dominion Generation;

•	A $96 million ($59 million after-tax) charge reflecting restoration costs associated with damage caused by Hurricane Irene, primarily attributable to DVP;
•	A $66 million ($39 million after-tax) loss from the operations of Kewaunee, attributable to Dominion Generation;
•	A $57 million ($34 million after-tax) charge related to the impairment of SO2 emissions allowances not expected to be consumed due to CSAPR, attributable to Dominion Generation; and
•	A $34 million ($25 million after-tax) loss from discontinued operations of State Line and Salem Harbor which were sold in 2012, attributable to Dominion Generation.

In 2010, Dominion reported after-tax net benefits of $865 million for specific items in the Corporate and Other segment, with $1.0 billion of these net benefits attributable to its operating segments.

The net benefits for specific items in 2010 primarily related to the impact of the following items:

•

A $2.5 billion ($1.4 billion after-tax) benefit resulting from the gain on the sale of substantially all of Dominion’s Appalachian E&P operations net of charges related to the divestiture, attributable to Dominion Energy; partially offset by

•	A $331 million ($202 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:
•	DVP ($67 million after-tax);
•	Dominion Energy ($24 million after-tax); and
•	Dominion Generation ($111 million after-tax);
•	A $158 million ($103 million after-tax) loss from the discontinued operations of State Line and Salem Harbor; and
•	A $134 million ($155 million after-tax) loss from the discontinued operations of Peoples primarily reflecting a net loss on the sale, attributable to the Corporate and Other segment.

Combined Notes to Consolidated Financial Statements, Continued

The following table presents segment information pertaining to Dominion’s operations:

Year Ended December 31,	DVP	Dominion Generation(1)	Dominion Energy	Corporate and Other(1)	Adjustments & Eliminations	Consolidated Total
(millions)
2012
Total revenue from external customers	$3,385	$6,517	$1,813	$307	$1,071	$13,093
Intersegment revenue	112	333	930	608	(1,983)	—
Total operating revenue	3,497	6,850	2,743	915	(912)	13,093
Depreciation, depletion and amortization	402	500	216	68	—	1,186
Equity in earnings of equity method investees	—	3	23	(1)	—	25
Interest income	9	57	30	71	(106)	61
Interest and related charges	187	208	47	546	(106)	882
Income taxes	351	479	352	(1,036)	—	146
Loss from discontinued operations, net of tax	—	—	—	(22)	—	(22)
Net income (loss) attributable to Dominion	559	874	551	(1,682)	—	302
Investment in equity method investees	1	414	141	2	—	558
Capital expenditures	1,158	1,615	1,350	22	—	4,145
Total assets (billions)	12.1	21.2	11.2	12.6	(10.3)	46.8
2011
Total revenue from external customers	$3,663	$7,080	$2,044	$55	$1,303	$14,145
Intersegment revenue	173	355	1,077	596	(2,201)	—
Total operating revenue	3,836	7,435	3,121	651	(898)	14,145
Depreciation, depletion and amortization	374	457	207	28	—	1,066
Equity in earnings of equity method investees	—	3	23	9	—	35
Interest income	22	54	27	70	(106)	67
Interest and related charges	185	217	57	514	(106)	867
Income taxes	318	583	323	(470)	—	754
Loss from discontinued operations, net of tax	—	—	—	(25)	—	(25)
Net income (loss) attributable to Dominion	501	968	521	(582)	—	1,408
Investment in equity method investees	8	415	104	26	—	553
Capital expenditures	1,091	1,593	907	61	—	3,652
Total assets (billions)	11.5	22.1	10.6	11.4	(10.0)	45.6
2010
Total revenue from external customers	$3,613	$7,735	$2,335	$19	$1,225	$14,927
Intersegment revenue	207	413	1,166	750	(2,536)	—
Total operating revenue	3,820	8,148	3,501	769	(1,311)	14,927
Depreciation, depletion and amortization	353	443	210	29	—	1,035
Equity in earnings of equity method investees	—	11	21	10	—	42
Interest income	12	45	12	92	(90)	71
Interest and related charges	158	179	85	494	(90)	826
Income taxes	277	756	302	777	—	2,112
Loss from discontinued operations, net of tax	—	—	—	(258)	—	(258)
Net income attributable to Dominion	448	1,263	475	622	—	2,808
Capital expenditures	1,038	1,742	613	29	—	3,422

(1)	Segment information has been recast to reflect Salem Harbor and State Line as discontinued operations, as discussed in Note 3.

At December 31, 2012, 2011, and 2010, none of Dominion’s long-lived assets and no significant percentage of its operating revenues were associated with international operations.

VIRGINIA POWER

The majority of Virginia Power’s revenue is provided through tariff rates. Generally, such revenue is allocated for management reporting based on an unbundled rate methodology among Virginia Power’s DVP and Dominion Generation segments.

In 2012, Virginia Power reported after-tax net expenses of $51 million for specific items attributable to its operating segments in the Corporate and Other segment.

The net expenses for specific items in 2012 primarily related to the impact of the following:

•	An $87 million ($53 million after-tax) charge reflecting restoration costs associated with damage caused by severe storms, attributable to DVP.

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

The net expenses for specific items in 2010 primarily related to the impact of the following:

•	A $202 million ($123 million after-tax) charge primarily reflecting severance pay and other benefits related to a workforce reduction program, attributable to:
•	DVP ($63 million after-tax); and
•	Dominion Generation ($60 million after-tax).

The following table presents segment information pertaining to Virginia Power’s operations:

Year Ended December 31,	DVP	Dominion Generation	Corporate and Other	Adjustments & Eliminations	Consolidated Total
(millions)
2012
Operating revenue	$1,847	$5,379	$—	$—	$7,226
Depreciation and amortization	392	390	—	—	782
Interest income	1	7	—	—	8
Interest and related charges	186	199	—	—	385
Income taxes	277	403	(27)	—	653
Net income (loss)	448	653	(51)	—	1,050
Capital expenditures	1,142	1,146	—	—	2,288
Total assets (billions)	11.4	14.8	—	(1.4)	24.8
2011
Operating revenue	$1,793	$5,546	$(93)	$—	$7,246
Depreciation and amortization	368	350	—	—	718
Interest income	10	8	—	—	18
Interest and related charges	182	199	(50)	—	331
Income taxes	265	447	(172)	—	540
Net income (loss)	426	664	(268)	—	822
Capital expenditures	1,081	1,009	—	—	2,090
Total assets (billions)	10.7	14.3	—	(1.5)	23.5
2010
Operating revenue	$1,680	$5,546	$(7)	$—	$7,219
Depreciation and amortization	344	327	—	—	671
Interest income	11	4	—	—	15
Interest and related charges	158	189	—	—	347
Income taxes	228	385	(71)	—	542
Net income (loss)	377	630	(155)	—	852
Capital expenditures	1,035	1,199	—	—	2,234

Combined Notes to Consolidated Financial Statements, Continued

NOTE 26. QUARTERLY FINANCIAL AND COMMON STOCK DATA (UNAUDITED)

A summary of Dominion’s and Virginia Power’s quarterly results of operations for the years ended December 31, 2012 and 2011 follows. Amounts reflect all adjustments necessary in the opinion of management for a fair statement of the results for the interim periods. Results for interim periods may fluctuate as a result of weather conditions, changes in rates and other factors.

DOMINION

	First Quarter(2)	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions, except per share amounts)
2012
Operating revenue	$3,462	$3,053	$3,411	$3,167	$13,093
Income (loss) from operations	913	617	518	(892)	1,156
Net income (loss) including noncontrolling interests	501	265	215	(652)	329
Income (loss) from continuing operations(1)	493	276	214	(659)	324
Income (loss) from discontinued operations(1)	1	(18)	(5)	—	(22)
Net income (loss) attributable to Dominion	494	258	209	(659)	302
Basic EPS:
Income (loss) from continuing operations(1)	0.86	0.48	0.37	(1.15)	0.57
Income (loss) from discontinued operations(1)	—	(0.03)	(0.01)	—	(0.04)
Net income (loss) attributable to Dominion	0.86	0.45	0.36	(1.15)	0.53
Diluted EPS:
Income (loss) from continuing operations(1)	0.86	0.48	0.37	(1.15)	0.57
Loss from discontinued operations(1)	—	(0.03)	(0.01)	—	(0.04)
Net income (loss) attributable to Dominion	0.86	0.45	0.36	(1.15)	0.53
Dividends declared per share	0.5275	0.5275	0.5275	0.5275	2.11
Common stock prices (intraday high-low)	$53.68 - 48.87	$54.69 - 49.87	$55.62 - 52.15	$53.89 - 48.94	$55.62 - 48.87

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
(millions, except per share amounts)
2011(2)
Operating revenue	$3,983	$3,288	$3,745	$3,129	$14,145
Income from operations	993	733	828	340	2,894
Net income including noncontrolling interests	483	340	396	207	1,426
Income from continuing operations(1)	504	341	388	200	1,433
Income (loss) from discontinued operations(1)	(25)	(5)	4	1	(25)
Net income attributable to Dominion	479	336	392	201	1,408
Basic EPS:
Income from continuing operations(1)	0.87	0.59	0.68	0.35	2.50
Income (loss) from discontinued operations(1)	(0.04)	(0.01)	0.01	—	(0.04)
Net income attributable to Dominion	0.83	0.58	0.69	0.35	2.46
Diluted EPS:
Income from continuing operations(1)	0.86	0.59	0.68	0.35	2.49
Income (loss) from discontinued operations(1)	(0.04)	(0.01)	0.01	—	(0.04)
Net income attributable to Dominion	0.82	0.58	0.69	0.35	2.45
Dividends declared per share	0.4925	0.4925	0.4925	0.4925	1.97
Common stock prices (intraday high-low)	$46.56 - 42.06	$48.55 - 43.27	$51.44 - 44.50	$53.59 - 48.21	$53.59 - 42.06

(1)	Amounts attributable to Dominion’s common shareholders.
(2)	Revenue and income amounts have been recast to reflect Salem Harbor and State Line as discontinued operations, as discussed in Note 3.

Dominion’s 2012 results include the impact of the following significant items:

•	Fourth quarter results include a $1.0 billion after-tax impairment charge to write down Brayton Point’s and Kincaid’s long-lived assets to their estimated fair value.
•

Third quarter results include a $281 million after-tax net loss, including impairment charges, primarily resulting from management’s decision to cease operations and begin decommissioning Kewaunee in 2013.

Dominion’s 2011 results include the impact of the following significant item:

•

Fourth quarter results include a $139 million after-tax charge reflecting plant balances that are not expected to be recovered in future periods due to the anticipated retirement of certain utility coal-fired generating units.

VIRGINIA POWER

Virginia Power’s quarterly results of operations were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
(millions)
2012
Operating revenue	$1,754	$1,756	$2,086	$1,630	$7,226
Income from operations	468	361	746	417	1,992
Net income	243	172	415	220	1,050
Balance available for common stock	239	168	411	216	1,034
2011
Operating revenue	$1,757	$1,757	$2,177	$1,555	$7,246
Income from operations	511	471	568	55	1,605
Net income	278	241	297	6	822
Balance available for common stock	274	237	293	1	805

Virginia Power’s 2012 results include the impact of the following significant item:

•	Second quarter results include a $42 million after-tax charge reflecting restoration costs associated with damage caused by late June summer storms.

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act of 2002 require Dominion’s 2012 Annual Report to contain a management’s report and a report of the independent registered public accounting firm regarding the effectiveness of internal control. As a basis for the report, Dominion tested and evaluated the design and operating effectiveness of internal controls. Based on its assessment as of December 31, 2012, Dominion makes the following assertions:

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

Management evaluated Dominion’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Dominion maintained effective internal control over financial reporting as of December 31, 2012.

Dominion’s independent registered public accounting firm is engaged to express an opinion on Dominion’s internal control over financial reporting, as stated in their report which is included herein.

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dominion Resources, Inc.

Richmond, Virginia

We have audited the internal control over financial reporting of Dominion Resources, Inc. and subsidiaries (“Dominion”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Dominion’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Dominion’s internal control over financial reporting based on our audit.

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

In our opinion, Dominion maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of Dominion and our report dated February 27, 2013, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Richmond, Virginia

February 27, 2013

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

SEC rules implementing Section 404 of the Sarbanes-Oxley Act require Virginia Power’s 2012 Annual Report to contain a management’s report regarding the effectiveness of internal control. As a basis for the report, Virginia Power tested and evaluated the design and operating effectiveness of internal controls. Based on the assessment as of December 31, 2012, Virginia Power makes the following assertions:

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

Management evaluated Virginia Power’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Virginia Power maintained effective internal control over financial reporting as of December 31, 2012.

This annual report does not include an attestation report of Virginia Power’s registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by Virginia Power’s independent registered public accounting firm pursuant to a permanent exemption under the Dodd-Frank Act.

February 27, 2013

Item 9B. Other Information

Explanatory Note: The following information is furnished in this Form 10-K in lieu of being furnished pursuant to Item 2.02 in a Form 8-K. The date of the events reported below was February 28, 2013.

On January 31, 2013, Dominion issued its 4th Quarter 2012 Earnings Release Kit reporting unaudited earnings determined in accordance with GAAP for the 12 months ended December 31, 2012, and a fourth quarter impairment charge related to Brayton Point. On February 28, 2013, Dominion issued a revised 4th Quarter 2012 Earnings Release Kit to reflect a reduction in reported earnings for the 12 months ended December 31, 2012. The reduction relates to an additional impairment charge associated with Dominion’s merchant power stations being marketed for sale. For more information on the impairment charge, see Note 6 to the Consolidated Financial Statements, which information is incorporated herein by reference. The revised Earnings Release Kit reflecting the reduction in earnings and supplemental schedules are furnished with this Form 10-K as Exhibits 99.1 and 99.2, respectively.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

DOMINION

The following information for Dominion is incorporated by reference from the Dominion 2013 Proxy Statement, which will be filed on or around March 19, 2013:

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
Thomas F. Farrell II (58)

Chairman of the Board of Directors and CEO of Virginia Power from February 2006 to date; Chairman of the Board of Directors of Dominion from April 2007 to date; President and CEO of Dominion from January 2006 to date. Mr. Farrell has served as a director of Altria Group, Inc. since 2008.

Mr. Farrell’s qualifications to serve as a director include his 17 years of industry experience as well as his legal expertise, having served as General Counsel for Dominion and Virginia Power and as a practicing attorney with a private firm. He is chairman of the Institute of Nuclear Power Operations and a member of the Board of Directors of the Edison Electric Institute through which he actively represents the interests of Dominion, Virginia Power and the energy sector. Mr. Farrell also has extensive community and public interest involvement and serves or has served on many non-profit and university foundations.

1999
Mark F. McGettrick (55)

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

2009
Steven A. Rogers (51)

Senior Vice President and Chief Information Officer of Virginia Power and Dominion from January 2013 to date; Senior Vice President and Chief Administrative Officer of Dominion and President and Chief Administrative Officer of DRS from October 2007 to December 2012.

Mr. Roger’s qualifications to serve as a director include his 17 years of industry experience, prior work with Deloitte & Touche LLP and his former membership in the FASB’s Financial Accounting Standards Advisory Committee. Mr. Rogers also has community and public interest involvement and serves or has served on many non-profit foundations and boards.

2007
(1)	Any service listed for Dominion and DRS reflects service at a parent, subsidiary or affiliate. Virginia Power is a wholly-owned subsidiary of Dominion. DRS is an affiliate of Virginia Power and is also a subsidiary of Dominion.

Executive Officers of Virginia Power

Information concerning the executive officers of Virginia Power, each of whom is elected annually, is as follows:

Name and Age	Business Experience Past Five Years(1)
Thomas F. Farrell II (58)	Chairman of the Board of Directors and CEO of Virginia Power from February 2006 to date; Chairman of the Board of Directors of Dominion from April 2007 to date; President and CEO of Dominion from January 2006 to date.
Mark F. McGettrick (55)	Executive Vice President and CFO of Virginia Power and Dominion from June 2009 to date; President and COO-Generation of Virginia Power from February 2006 to May 2009; Executive Vice President of Dominion from April 2006 to May 2009.
Paul D. Koonce (53)	President and COO of Virginia Power from June 2009 to date; Executive Vice President and Chief Executive Officer-Energy Infrastructure Group of Dominion from February 2013 to date; Executive Vice President of Dominion from April 2006 to February 2013.
David A. Christian (58)	President and COO of Virginia Power from June 2009 to date; Executive Vice President and Chief Executive Officer-Dominion Generation Group of Dominion from February 2013 to date; Executive Vice President of Dominion from May 2011 to February 2013; President and CNO of Virginia Power from October 2007 to May 2009.
David A. Heacock (55)	President and CNO of Virginia Power from June 2009 to date; President and COO-DVP of Virginia Power and Senior Vice President of Dominion from June 2008 to May 2009; Senior Vice President-DVP of Virginia Power from October 2007 to May 2008.
Robert M. Blue (45)	Senior Vice President-Law, Public Policy and Environment of Virginia Power and Dominion from January 2011 to date; Senior Vice President-Public Policy and Environment of Dominion from February 2010 to December 2010; Senior Vice President-Public Policy and Corporate Communications of Dominion from May 2008 to January 2010; Vice President-State and Federal Affairs of DRS from September 2006 to May 2008.
Ashwini Sawhney (63)	Vice President-Accounting of Virginia Power from April 2006 to date; Vice President-Accounting and Controller (CAO) of Dominion from May 2010 to date; Vice President and Controller (CAO) of Dominion from July 2009 to May 2010; Vice President and Controller of Dominion from April 2007 to June 2009.

(1)	Any service listed for Dominion and DRS reflects services at a parent, subsidiary or affiliate.

Section 16(a) Beneficial Ownership Reporting Compliance

To Virginia Power’s knowledge, for the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to its executive officers and directors were satisfied.

Audit Committee Financial Experts

Virginia Power is a wholly-owned subsidiary of Dominion. As permitted by SEC rules, its Board of Directors serves as Virginia Power’s Audit Committee and is comprised entirely of executive officers of Virginia Power or Dominion. Virginia Power’s Board of Directors has determined that Thomas F. Farrell II, Mark F. McGettrick and Steven A. Rogers are “audit committee financial experts” as defined by the SEC. As executive officers of Virginia Power and/or Dominion, Thomas F. Farrell II, Mark F. McGettrick and Steven A. Rogers were not deemed independent.

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

Item 11. Executive Compensation

DOMINION

The following information about Dominion is contained in the 2013 Proxy Statement and is incorporated by reference: the information regarding executive compensation contained under the headings Compensation Discussion and Analysis and Executive Compensation; the information regarding Compensation Committee interlocks contained under the heading Compensation Committee Interlocks and Insider Participation; the Compensation, Governance and Nominating Committee Report; and the information regarding director compensation contained under the heading Non-Employee Director Compensation.

VIRGINIA POWER

COMPENSATION COMMITTEE REPORT

In preparation for the filing of Virginia Power’s Annual Report on Form 10-K, Dominion’s CGN Committee reviewed and discussed the following CD&A with management and has recommended to the Board of Directors of Virginia Power that the CD&A be included in Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012.

Robert S. Jepson, Jr., Chairman

William P. Barr

John W. Harris

Mark J. Kington

David A. Wollard

INTRODUCTION

Virginia Power is a wholly-owned subsidiary of Dominion. Virginia Power’s Board is comprised of Messrs. Farrell, McGettrick and Rogers. As executive officers of Virginia Power and/or Dominion, Messrs. Farrell, McGettrick and Rogers were not independent. Because Virginia Power’s Board is not independent, there is not a separate compensation committee at the Virginia Power level. Instead, Virginia Power’s Board depends on the advice and recommendations of Dominion’s CGN Committee which is comprised of independent directors. Virginia Power’s Board approves all compensation paid to Virginia Power’s executive officers based on Dominion’s CGN Committee recommendations.

None of Virginia Power’s directors receive any compensation for services they provide as directors of Virginia Power. No executive officer of Dominion or Virginia Power serves as a member of another compensation committee or on the Board of Directors of any company of which a member of Dominion’s CGN Committee, Dominion’s Board of Directors or Virginia Power’s Board of Directors serves as an executive officer.

Because the CGN Committee effectively administers one compensation program for all of Dominion, the following discussion and analysis is based on Dominion’s overall compensation program.

COMPENSATION DISCUSSION AND ANALYSIS

This CD&A provides a detailed explanation of the objectives and principles that underlie Dominion’s executive compensation program, its elements and the way performance is measured, evaluated and rewarded. It also describes Dominion’s compensation decision-making process. Dominion’s executive compensation program is designed to pay for performance and plays an important role in Dominion’s success by linking a significant amount of compensation to the achievement of performance goals.

The program and processes generally apply to all of Dominion’s officers, but this discussion and analysis focuses primarily on compensation for the NEOs of Virginia Power. During 2012, Virginia Power’s NEOs were:

•	Thomas F. Farrell II, Chairman and CEO
•	Mark F. McGettrick, Executive Vice President and CFO
•	Paul D. Koonce, President and COO—DVP
•	David A. Christian, President and COO—Generation
•	David A. Heacock, President and CNO

The CGN Committee determines the compensation payable to officers of Dominion and its wholly-owned subsidiaries on an aggregate basis, taking into account all services performed by the officers, whether for Dominion or one or more of its subsidiaries. All of Virginia Power’s NEOs, except for Mr. Heacock, are NEOs of Dominion. For the NEOs included in Dominion’s annual proxy statement, these aggregate amounts are reported in the Summary Compensation Table and related executive compensation tables. For purposes of reporting each NEO’s compensation from Virginia Power in the Summary Compensation Table (and related tables that follow) in this Item 11, the aggregate compensation for each NEO is pro-rated based on the ratio of services performed by the NEO for Virginia Power to the NEO’s total services performed for all of Dominion. For officers who are NEOs of both Virginia Power and Dominion, the amounts reported in the tables below are part of, and not in addition to the aggregate compensation amounts that are reported for these NEOs in Dominion’s 2013 Proxy Statement. The CD&A below discusses the CGN Committee’s decisions with respect to each NEO’s aggregate compensation for all services performed for all of Dominion, not just the pro-rated portion attributable to the NEO’s services for Virginia Power.

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
•

Align the interests of management with those of Dominion’s shareholders and customers by placing a substantial portion of pay at risk through performance goals that, if achieved, are expected to increase TSR and enhance customer service;

•	Promote internal pay equity; and
•	Reinforce Dominion’s four core values of safety, ethics, excellence and One Dominion—Dominion’s term for teamwork.

These objectives provide the framework for the compensation decisions. To determine if Dominion is meeting the objectives of its compensation program, the CGN Committee reviews and compares Dominion’s actual performance to its short-term and long-term goals, strategies, and peer companies’ performance.

Dominion’s 2012 performance indicates that the design of Dominion’s compensation program is meeting these objectives. The NEOs have service with Dominion ranging from 14 to 36 years. Dominion has attracted, motivated and maintained a superior leadership team with skills, industry knowledge and institutional experience that strengthen their ability to act as sound stewards of Dominion’s shareholder dollars. Dominion is performing well relative to internal goals and as compared to its peers.

In 2012, Dominion shareholders voted on the executive compensation program (also known as “Say on Pay”) and approved it on an advisory basis by almost 95%, which followed approval of 94% in the prior year. The CGN Committee considered the very strong shareholder endorsement of the CGN Committee’s decisions and policies and Dominion’s overall executive compensation program in continuing the pay-for-performance program that is currently in place without any specific changes for 2013 based on the vote. Unless Dominion’s

Board of Directors modifies its policy on the frequency of future Say-on-Pay advisory votes, shareholders will have an opportunity annually to cast an advisory vote in connection with executive compensation. Dominion will ask shareholders, on an advisory basis, to vote on the frequency of the Say-on-Pay vote at least once every six years, with the next advisory vote on frequency to be held no later than Dominion’s 2017 Annual Meeting of Shareholders.

The Process for Setting Compensation

The CGN Committee is responsible for reviewing and approving NEO compensation and the overall executive compensation program. Each year, the CGN Committee reviews and considers a comprehensive assessment and analysis of the executive compensation program, including the elements of each NEO’s compensation, with input from management and the independent compensation consultant. As part of its assessment, the CGN Committee reviews the performance of the CEO and other executive officers, meets at least annually with the CEO to discuss succession planning for his position and the positions of Dominion’s senior officers, reviews the share ownership guidelines and executive officer compliance with the guidelines, and establishes compensation programs designed to achieve Dominion’s objectives.

THE ROLE OF THE INDEPENDENT COMPENSATION CONSULTANT

The CGN Committee has retained an independent compensation consultant, PM&P, to advise the committee on executive and director compensation matters. The PM&P consultant participates in meetings with the CGN Committee, either in person or by teleconference, and communicates directly with the chairman of the committee outside of the committee meetings as requested by the chairman of the committee. PM&P also reviewed meeting materials as requested for the CGN Committee and provided the following services related to the 2012 executive compensation program:

•

Participated in CGN Committee executive sessions without management present to discuss CEO compensation and any other relevant matters, including the appropriate relationship between pay and performance and emerging trends, to answer technical questions, and to review and comment on management proposals; and

•	Generally reviewed and offered advice as requested by or on behalf of the CGN Committee regarding other aspects of the executive compensation program, including best practices and other matters.

PM&P received compensation from Dominion for consulting services related only to executive and director compensation, except for $3,300 related to Dominion’s participation in one natural gas transmission compensation survey which was administered by PM&P. PM&P did not provide any additional services to Dominion.

The CGN Committee has reviewed and considered information provided to the CGN Committee by its PM&P consultant, the CGN Committee members and Dominion’s executive officers, and based on its review and such factors as it deemed relevant, the CGN Committee has concluded that the advice it receives from PM&P is objective and that PM&P’s work did not raise any conflict of interest.

MANAGEMENT’S ROLE IN DOMINION’S PROCESS

Although the CGN Committee has the responsibility to approve and monitor all compensation for the NEOs, management plays an important role in determining executive compensation. Under the direction of the Corporate Secretary, internal compensation specialists provide the CGN Committee with data, analysis and counsel regarding the executive compensation program, including an ongoing assessment of the effectiveness of the program, peer practices, and executive compensation trends and best practices. The CEO, CFO and Corporate Secretary, along with the internal compensation and financial specialists, assist in the design of the incentive compensation plans, including performance target recommendations consistent with the strategic goals of the company, and recommendations for establishing the peer group. Management also works with the Chairman of the CGN Committee to establish the agenda and prepare meeting information for each CGN Committee meeting.

As discussed previously, the CEO is responsible for reviewing senior officer succession plans with the CGN Committee on an annual basis. He is also responsible for reviewing the performance of his senior officers, including the other NEOs, with the CGN Committee at least annually. He makes recommendations on the compensation and benefits for the NEOs (other than himself) to the CGN Committee and provides other information and counsel as appropriate or as requested by the CGN Committee, but all decisions are ultimately made by the CGN Committee.

THE COMPENSATION PEER GROUP

The CGN Committee uses two peer groups for executive compensation. The Compensation Peer Group is used to assess the competitiveness of the compensation of the NEOs. Starting with the 2012 Performance Grant, a separate Performance Grant Peer Group is used to evaluate the relative performance of Dominion for purposes of the LTIP. (See 2012 Performance Grants for additional information.) In the fall of each year, the CGN Committee approves a Compensation Peer Group of companies. In selecting the Compensation Peer Group, Dominion uses a methodology generally recommended by PM&P to identify companies in the industry that compete for customers, executive talent and investment capital. Dominion screens this group based on size and usually eliminates companies that are much smaller or larger than Dominion’s size in revenues, assets and market capitalization. Dominion also considers the geographic locations and the regulatory environment in which potential peer companies operate.

Dominion’s Compensation Peer Group is generally consistent from year to year, with merger and acquisition activity being the primary reason for any changes. No changes were made to the peer group used for setting compensation for 2012. The members of Dominion’s Compensation Peer Group are as follows:

Ameren Corporation	FirstEnergy Corp.
American Electric Power Company, Inc. CMS Energy Corporation DTE Energy Company Duke Energy Corporation	NextEra Energy, Inc. NiSource, Inc. PPL Corporation Public Service Enterprise Group Inc.
Entergy Corporation Exelon Corporation	The Southern Company Xcel Energy Inc.

The CGN Committee and management use data from the Compensation Peer Group prepared by management to: (i) compare Dominion’s stock and financial performance against its peers using a number of different metrics and time periods to evaluate how Dominion is performing as compared to its peers; (ii) analyze compensation practices within the industry; (iii) evaluate peer company practices and determine peer median and 75th percentile ranges for base pay, annual incentive pay, long-term incentive pay and total direct compensation, both generally and for specific positions; and (iv) compare benefits and perquisites. In setting the levels for base pay, annual incentive pay, long-term incentive pay and total direct compensation, the CGN Committee also takes into consideration Dominion’s larger size compared with the median of the Compensation Peer Group.

SURVEY DATA

Dominion did not benchmark or otherwise use broad-based market data as the basis for compensation decisions for the NEOs. Survey compensation data is used only to provide a general understanding of compensation practices and trends. The CGN Committee takes into account individual and company specific factors, including internal pay equity, along with data from the Compensation Peer Group in establishing compensation opportunities. The CGN Committee believes that this emphasis better reflects Dominion’s specific needs in its distinct competitive market and with respect to its size and complexity versus its peers.

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

OTHER TOOLS

The CGN Committee uses a number of tools in its annual review of the compensation of Dominion’s CEO and other NEOs, including charts illustrating the total range of payouts for each performance-based compensation element under a number of different scenarios; spreadsheets showing the cumulative dollar impact on total direct compensation that could result from implementing proposals on any single element of compensation; graphs showing the relationship between the CEO’s pay and that of the next highest-paid officer and Dominion’s NEOs as a group; and other information the CGN Committee may request in its discretion. Management’s internal compensation specialists provide the CGN Committee with detailed comparisons of the design and features of Dominion’s long-term incentive and other executive benefit programs with available information regarding similar programs at the companies in the Compensation Peer Group. These tools are used as part of the overall process to ensure that the program results in appropriate pay relationships as compared to Dominion’s peer companies and internally among Dominion’s NEOs, and that an appropriate balance of at-risk, performance-based compensation is maintained to support the program’s core objectives. No material adjustments were made to Dominion’s NEO’s compensation as a result of using these tools.

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

•      A combination of performance-based cash and restricted stock awards

•      Encourages and rewards officers for making decisions and investments that create long-term shareholder value as reflected in superior relative total shareholder returns, as well as achieving desired ROIC

Employee and Executive Benefits

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

The CGN Committee evaluates each NEO’s base salary, total cash and total direct compensation opportunities against data from the Compensation Peer Group to ensure the compensation levels are appropriately competitive, but does not target these compensation levels at a particular percentile or range of the peer group data. For Mr. Heacock, the same evaluation process is performed using the Towers Watson Energy Services data instead of peer group data. See Exhibit 99.3 for a listing of the companies included in the survey. As part of this analysis, the CGN Committee also takes into account Dominion’s larger size and complexity compared to the companies in the Compensation Peer Group.

In setting compensation for 2012, Dominion provided a modest increase in base salary for all officers, including all NEOs, and made adjustments to performance-based compensation target levels for certain officers. Based on the review of data from the Compensation Peer Group, each NEO’s job performance, recent promotions and internal pay equity considerations such as scope and complexity of the position relative to other positions at Dominion, the CGN Committee determined it was appropriate to increase the target levels under the 2012 AIP for Mr. Christian as described below in Annual Incentive Plan and the LTIP for Messrs. McGettrick, Christian and Koonce as described below in Long-Term Incentive Program.

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

Dominion considers CEO compensation trends as compared to the next highest-paid officer, as well as to other executive officers as a group, over a multi-year period to monitor the ratio of Mr. Farrell’s pay relative to the pay of other executive officers based on (i) salary only and (ii) total direct compensation. Dominion also compares its ratios to that of its peers to confirm that its ratios are consistent with practices at the peer companies. There is no particular targeted ratio or goal, but instead the CGN Committee considers year-to-year trends and comparisons with peer companies. The CGN Committee did not make any adjustments to the compensation of any NEOs based on this review in 2012.

Allocation of Total Direct Compensation in 2012

Consistent with Dominion’s objective to reward strong performance based on the achievement of short-term and long-term goals, a significant portion of total cash and total direct compensation is at risk. Total direct compensation is the sum of base salary, targeted AIP compensation and targeted long-term incentive compensation. Approximately 87% of Mr. Farrell’s targeted 2012 total direct compensation is performance-based, tied to pre-approved performance metrics, including relative TSR and ROIC, or tied to the performance of Dominion’s stock. For the other NEOs, performance-based and stock-based compensation ranges from 65% to 80% of targeted 2012 total direct compensation. This compares to an average of approximately 52% of targeted compensation at risk for most officers at the vice president level and an average of approximately 12% of total pay at risk for non-officer employees.

The charts below illustrate the elements of total direct compensation opportunities in 2012 for Mr. Farrell and the average of the other NEOs as a group and the allocation of such compensation among base salary, targeted 2012 AIP award and targeted 2012 long-term incentive compensation.

Base Salary

Base salary compensates officers, along with the rest of the workforce, for committing significant time to working on Dominion’s behalf. Annual salary reviews achieve two primary purposes: (i) an annual adjustment, as appropriate, to keep salaries in line and competitive with the Compensation Peer Group and to reflect changes in responsibility, including promotions; and (ii) a motivational tool to acknowledge and reward excellent individual performance, special skills, experience, the strategic impact of a position relative to other Dominion executives and other relevant considerations.

The primary goal is to compensate officers at a level that best achieves Dominion’s objectives and reflects the considerations discussed above. Dominion believes that an overall goal of targeting base salary at or slightly above the Compensation Peer Group median is a conservative but appropriate target for base pay. However, an individual’s compensation may be below or above Dominion’s target range based on a number of factors such as performance, tenure, and other factors explained above in Factors in Setting Compensation. In addition to being ranked above or at the Compensation Peer Group median in 2012 in terms of revenues, assets and market capitalization, the scope of Dominion’s business operations is complex and unique in its industry. Successfully managing such a broad and complex business requires a skilled and experienced management team. Dominion believes it would not be able to successfully recruit and retain such a team if the base pay for officers was generally below the Compensation Peer Group median. For 2012, the CGN Committee approved a 7.5% base salary increase for Messrs. Farrell and Christian, a 3% base salary increase for Messrs. McGettrick and Koonce and a 4% base salary increase for Mr. Heacock. In determining the base salary increase for Mr. Farrell, the CGN Committee considered Dominion’s strong performance in 2011 as well as Mr. Farrell’s individual performance, the complexity of Dominion and the energy industry itself and Mr. Farrell’s leadership in the industry and other factors. For Mr. Christian, the CGN Committee took into consideration that Mr. Christian’s base salary was slightly below the Compensation Peer Group median, the increased competitiveness for nuclear industry expertise and the size of the Dominion Generation business unit, which is the largest of Dominion’s three business units, relative to Dominion’s other business units and other factors. Effective January 1, 2013, the CGN Committee increased Mr. Koonce’s base salary 10% to recognize his increased responsibility as CEO of the Energy Infrastructure Group with the CEO of the Dominion Energy business unit reporting to him.

Annual Incentive Plan

OVERVIEW

The AIP plays an important role in meeting Dominion’s overall objective of rewarding strong performance. The AIP is a cash-based program focused on short-term goal accomplishments and is designed to:

•	Tie interests of shareholders, customers and employees closely together;
•	Focus the workforce on company, operating group, team and individual goals that ultimately influence operational and financial results;
•	Reward corporate and operating unit earnings performance;
•	Reward safety and other operating and stewardship goal successes;

•	Emphasize teamwork by focusing on common goals;
•	Appropriately balance risk and reward; and
•	Provide a competitive total compensation opportunity.

TARGET AWARDS

An NEO’s compensation opportunity under the AIP is based on a target award. Target awards are determined as a percentage of a participant’s base salary (for example, 85% of base salary). The target award is the amount of cash that will be paid if the plan is funded at the full funding target set for the year and a participant achieves a score of 100% for the payout goals. Participants who retire during the plan year are eligible to receive a prorated payment of their AIP award after the end of the plan year based on final funding and goal achievement. Participants who voluntarily terminate employment during the plan year and who are not eligible to retire (before attainment of age 55) forfeit their AIP award.

AIP target award levels are established based on a number of factors, including historical practice, individual and company performance and internal pay equity considerations, and are compared against Compensation Peer Group data to ensure the appropriate competitiveness of an NEO’s total cash compensation opportunity. However, as discussed above, AIP target award levels were not targeted at a specific percentile or range of the peer group data, nor was market survey data used in setting AIP target award levels for 2012. Annual incentive target award levels are also consistent with Dominion’s intent to have a significant portion of NEO compensation at risk. For 2012, Mr. Christian’s AIP target award percentage was increased from 85% to 90% of base salary to reflect the continued transition of his compensation to a business unit CEO level. There were no changes to the AIP targets as a percentage of salary for Messrs. Farrell, McGettrick, Koonce and Heacock for 2012.

Name	2011 AIP Target Award*	2012 AIP Target Award*
Thomas F. Farrell II	125%	125%
Mark F. McGettrick	100%	100%
David A. Christian	85%	90%
Paul D. Koonce	90%	90%
David A. Heacock	70%	70%

* As a % of base salary

FUNDING OF THE 2012 AIP

Funding of the 2012 AIP was based solely on consolidated operating earnings per share, with potential funding ranging from 0% to 200% of the target funding. Consolidated operating earnings are Dominion’s reported earnings determined in accordance with GAAP, adjusted for certain items. Dominion believes that by placing a focus on pre-established consolidated operating earnings per share targets, it increases employee awareness of the company’s financial objectives and encourages behavior and performance that will help achieve these objectives.

For the 2012 AIP, the CGN Committee established a full funding target at 100% for the NEOs at $3.05 operating earnings per share, inclusive of funding for all plan participants. The maximum funding target of 200% was set at $3.15 operating earnings per share, and no funding if operating earnings were less than $3.05 per share (threshold), with the Committee retaining negative discretion to determine the final funding level.

Full funding means that the AIP is 100% funded and participants can receive their full targeted AIP payout if they achieve a score of 100% for their particular goal package, as described below in How AIP Payouts Are Determined. At the maximum plan funding level of 200%, participants can earn up to two times their targeted AIP payout, subject to achievement of their individual goal packages.

Dominion’s consolidated operating earnings for the year ended December 31, 2012 were $1.75 billion or $3.05 per share, as compared to its consolidated reported earnings in accordance with GAAP of $302 million or $0.53 per share, with enough earnings above $3.05 (before AIP funding) to support 60% funding for the 2012 AIP.*

*Reconciliation of 2012 Consolidated Operating Earnings to Reported Earnings. The following items, which are net of tax, are included in Dominion’s 2012 reported earnings, but are excluded from consolidated operating earnings: $1.1 billion net loss, including an impairment charge, associated with certain fossil fuel-fired merchant power stations that Dominion decided to market for sale in the third quarter of 2012; $303 million net loss, including impairment charges, primarily resulting from the planned shutdown of the Kewaunee nuclear merchant power station; $53 million of restoration costs associated with severe storms affecting the Dominion Virginia Power and Dominion North Carolina Power service territories; $22 million net loss from discontinued operations of two merchant power stations (State Line and Salem Harbor) that were sold in 2012; and $5 million net benefit related to other items.

HOW AIP PAYOUTS ARE DETERMINED

For Dominion’s NEOs, payout of funded AIP awards is contingent solely on the achievement of the consolidated operating financial goal with the CGN Committee retaining negative discretion to lower the payout as it deems appropriate, taking into consideration the accomplishment of the consolidated financial, business unit financial and operating and stewardship goals, including a safety goal. The percentage allocated to each category of goals represents the percentage of the funded award subject to the performance of that goal. Officer goals are weighted according to their responsibilities. The overall score cannot exceed 100%.

Business unit financial goals provide a line-of-sight performance target for officers within a business unit and, on a combined basis, support the consolidated operating earnings target for Dominion. Operating and stewardship goals provide line-of-sight performance targets that may not be financial and that can be customized for each individual or by segments of each business unit. Operating and stewardship goals promote the core values of safety, ethics, excellence and teamwork, which in turn contribute to Dominion’s financial success.

The discretionary payout goals adopted by each NEO are described under 2012 AIP Payouts and the weightings applied to those goals are shown in the table below.

Name	Consolidated Financial Goal	Business Unit Financial Goals	Operating/ Stewardship Goals*
Thomas F. Farrell II	95%	—	5%
Mark F. McGettrick	95%	—	5%
David A. Christian	65%	30%	5%
Paul D. Koonce	65%	30%	5%
David A. Heacock	40%	30%	30%

*5% goal weighting is for safety goal. Mr. Heacock had other non-safety operating and stewardship goals as described below.

2012 AIP PAYOUTS

The formula for calculating an award is:

The consolidated financial goal was consolidated operating earnings for the year ended December 31, 2012 of $3.05 per share, which was accomplished as described above. The 2012 business unit financial goals and accomplishment levels for Mr. Koonce (DVP), and Messrs. Christian and Heacock (Dominion Generation) were as follows:

Business Unit	Goal Threshold (Net Income)	Goal 100% Payout (Net Income)	Actual 2012 Net Income	2012 Approved Accomplishment
(Million/$)
DVP	$431	$539	$559	100%
Dominion Generation	803	1,004	874	87

Messrs. Farrell and McGettrick each received partial credit for their safety goal as the DRS business unit had five OSHA recordable incidents which exceeded the target of four or less OSHA recordable incidents with an incidence rate of 0.15 or less. Mr. Christian met his target safety goal of an OSHA incidence rate ranging from 0.16 to 1.31 for certain operating units and recordable incidents of two or fewer for another operating unit in the Dominion Generation business unit. Mr. Koonce met his target safety goal of an OSHA incidence rate of 1.39 and lost time/restricted duty rate of 0.25 for the DVP business unit. Mr. Heacock met his target safety goal of less than seven fleetwide total OSHA recordable injuries (weighted 6%) and his nuclear safety goal of less than six station clock resets for total nuclear fleet (weighted 8%). In addition to his safety goal, Mr. Heacock had operating and stewardship goals in three other categories: environmental compliance (weighted 5%); radiation exposure (weighted 4%); and fleet capacity factor (weighted 7%), Mr. Heacock met all three of these goals.

The CGN Committee exercised negative discretion to lower the payouts for Messrs. Farrell and McGettrick due to their missed safety goals and Messrs. Christian and Heacock due to their missed business unit financial goals. Amounts earned under the 2012 AIP by NEOs are shown below and are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Name	Base Salary		Target Award*		Funding%		Total Payout Score %		2012 AIP Payout
Thomas F. Farrell II	$386,319	X	125%	X	60%	X	99%	=	$286,842
Mark F. McGettrick	313,402	X	100%	X	60%	X	99%	=	186,161
David A. Christian	327,668	X	90%	X	60%	X	96%	=	169,863
Paul D. Koonce	431,709	X	90%	X	60%	X	100%	=	233,123
David A. Heacock	207,766	X	70%	X	60%	X	96%	=	83,771

*As a % of base salary.

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

Messrs. Farrell and McGettrick’s payout scores were calculated as follows:

Name	Consolidated Financial Goal Accomplishment		Goal Weighting		Operating/ Stewardship Goal Accomplishment		Goal Weighting		Total Payout Score
Thomas F. Farrell II	100%	X	95%	+	80%	X	5%	=	99%
Mark F. McGettrick	100%	X	95%	+	80%	X	5%	=	99%

Messrs. Christian, Koonce and Heacock’s payout scores were calculated as follows:

Name	Consolidated Financial Goal Accomplishment		Goal Weighting		Business Unit Financial Goal Accomplishment		Goal Weighting		Operating/ Stewardship Goal Accomplishment		Goal Weighting		Total Payout Score
David A. Christian	100%	X	65%	+	87%	X	30%	+	100%	X	5%	=	96%
Paul D. Koonce	100%	X	65%	+	100%	X	30%	+	100%	X	5%	=	100%
David A. Heacock	100%	X	40%	+	87%	X	30%	+	100%	X	30%	=	96%

Long-Term Incentive Program

OVERVIEW

Dominion’s LTIP focuses on Dominion’s longer-term strategic goals and retention of its executives. Since 2006, 50% of Dominion’s long-term incentives have been full value equity awards in the form of restricted stock with time-based vesting and the other 50% have been performance-based awards. Dominion believes restricted stock serves as a strong retention tool and also creates a focus on Dominion’s stock price to further align the interests of officers with the interests of its shareholders and customers. For those officers who have made substantial progress toward their share ownership guidelines, the performance-based award is in the form of a cash performance grant. Officers who have not achieved 50% of their targeted share ownership guideline receive goal-based stock performance grants instead of a cash performance grant. Dividend equivalents are not paid on any performance-based grants. Because officers are expected to retain ownership of shares upon vesting of restricted stock awards, as explained in Share Ownership Guidelines, the long-term cash performance grant balances the program and allows a portion of the long-term incentive award to be accessible to the NEOs during the course of their employment. As all of the NEOs have satisfied their full targeted share ownership, all of the NEOs received the performance-based component of their 2012 long-term incentive award in the form of a cash performance grant.

The CGN Committee approves long-term incentive awards in January each year with a grant date established in early February. This process ensures incentive-based awards are made at the beginning of the performance period and shortly after the public disclosure of Dominion’s earnings for the prior year. Like the AIP target award levels discussed above, long-term incentive target award levels were established based on a number of factors, including historical practice, individual and company performance, and internal pay equity considerations, and are compared against Compensation Peer Group data to ensure the appropriate competitiveness of an NEO’s total direct compensation opportunity. However, as discussed above, long-term incentive target award levels are not targeted at a specific percentile or range of the Compensation Peer Group data, nor was market survey data a factor in setting long-term incentive target award levels for 2012.

For 2012, the CGN Committee approved increases to the target long-term incentive awards for Messrs. McGettrick, Christian and Koonce as discussed below. There was no change to the target long-term incentive award for Mr. Farrell or for Mr. Heacock.

MCGETTRICK. Among the factors considered by the CGN Committee in determining the amount of Mr. McGettrick’s award were Mr. McGettrick’s continued superior performance as CFO and his broad-based experience. The CGN Committee determined it was appropriate to approve a 6% increase in Mr. McGettrick’s target long-term incentive award, which resulted in a 5% increase in total direct compensation at target.

CHRISTIAN. For Mr. Christian’s target long-term incentive award, the CGN Committee considered, among other factors, Mr. Christian’s performance as CEO of the Dominion Generation business unit and his experience with the company. The CGN Committee also considered the size of the Dominion Generation business unit, which is the largest of Dominion’s three business units, relative to Dominion’s other business units in determining his target long-term incentive award, the continued transition of Mr. Christian’s compensation to a business unit CEO level and the increased industry competitiveness for personnel with nuclear expertise. The CGN Committee determined it was appropriate to approve an 18% increase in Mr. Christian’s target long-term incentive award, which resulted in a 14% increase in total direct compensation at target.

KOONCE. Among the factors considered by the CGN Committee in determining the amount of Mr. Koonce’s award were Mr. Koonce’s performance as CEO of the DVP business unit and his experience and long tenure with Dominion. The CGN Committee determined it was appropriate to approve a 13% increase in Mr. Koonce’s target long-term incentive award, which resulted in a 9% increase in total direct compensation at target.

Information regarding the fair value of the 2012 restricted stock grants and target cash performance grants for the NEOs is provided in the Grants of Plan-Based Awards table.

2012 RESTRICTED STOCK GRANTS

All officers received a restricted stock grant on February 1, 2012 based on a stated dollar value. The number of shares awarded was determined by dividing the stated dollar value by the closing price of Dominion’s common stock on February 1, 2012. The grants have a three-year vesting term, with cliff vesting at the end of the restricted period on February 1, 2015. Dividends are paid to officers during the restricted period. The grant date fair value and vesting terms of the 2012 restricted stock grant awards made to the NEOs are disclosed in the Grants of Plan-Based Awards table and related footnotes.

2012 PERFORMANCE GRANTS

In January 2012, the CGN Committee approved cash performance grants for the NEOs, effective February 1, 2012. The performance period commenced on January 1, 2012 and will end on December 31, 2013. The 2012 grants are denominated as a target award, with potential payouts ranging from 0-200% of the target based on Dominion’s TSR relative to a Performance Grant Peer Group of companies selected by the CGN Committee and ROIC, weighted equally.

The TSR metric was selected to focus officers on long-term shareholder value when developing and implementing their strategic plans and in turn, reward management based on the achievement of TSR levels as measured relative to Dominion’s peer companies. The ROIC metric was selected to reward officers for the achievement of expected levels of return on Dominion’s investments. Dominion believes an ROIC measure encourages management to choose the right investments, and with those investments, to achieve the highest returns possible through prudent decisions, management and control of costs. The target awards and vesting terms of 2012 performance grants made to the NEOs are disclosed in the Grants of Plan-Based Awards table and related footnotes.

Performance Grant Peer Group

Since performance grants were first awarded in 2006, Dominion’s TSR performance has been measured relative to a Performance Grant Peer Group that included the same companies included in its peer group for compensation setting purposes.

For the 2011 Performance Grant, the peer group used in measuring relative TSR is the same group of companies included in the Compensation Peer Group, excluding Constellation and Progress Energy due to their mergers with Exelon and Duke, respectively (2011 Performance Grant Peer Group). Following its annual review of the design of the LTIP, the CGN Committee approved measuring TSR performance for the 2012 Performance Grant against the TSR of the companies listed as members of the Philadelphia Stock Exchange Utility Index at the end of the performance period (2012 Performance Grant Peer Group). In selecting the Philadelphia Utility Index, the CGN Committee took into consideration that the companies represented in the Philadelphia Stock Exchange Utility Index are similar to those companies currently included in Dominion’s Compensation Peer Group and the index itself is a recognized published index whose members are determined externally and independently from Dominion. The CGN Committee also took into consideration the past and recent mergers within the utility industry and the effects of consolidation on the size of Dominion’s Performance Grant Peer Group. The companies in the Philadelphia Stock Exchange Utility Index at the grant date of the 2012 Performance Grant were as follows:

The AES Corporation

Ameren Corporation

American Electric Power Company, Inc.

CenterPoint Energy, Inc.

Consolidated Edison, Inc.

Covanta Holding Corporation

DTE Energy Company

Duke Energy Corporation

Edison International

El Paso Electric Company

Entergy Corporation

Exelon Corporation

FirstEnergy Corp.

NextEra Energy, Inc.

Northeast Utilities

PG&E Corporation

Public Service Enterprise Group Incorporated

The Southern Company

Xcel Energy Inc.

For 2012 Performance Grants, the CGN Committee also approved recalibrating the performance grant payout scale for the TSR metric so that payout will be capped at 200% at the 85th percentile of the Performance Grant Peer Group rather than at the 100th percentile, which is consistent with the long-term incentive plans of several companies in Dominion’s Compensation Peer Group. No other changes were made to the payout scale with payout at target (or 100%) remaining at the 50th percentile of the Performance Grant Peer Group, payout at threshold (or 50%) at the 25th percentile and no payout for relative TSR below the 25th percentile.

PAYOUT UNDER 2011 PERFORMANCE GRANTS

In February 2013, final payouts were made to officers who received 2011 performance grants, including the NEOs. The 2011 performance grants were based on two goals: TSR for the two-year period ended December 31, 2012 relative to Dominion’s 2011 Performance Peer Group (weighted 50%) and ROIC for the same two-year period (weighted 50%).

•	Relative TSR (50% weighting). TSR is the difference between the value of a share of common stock at the beginning and end of the two-year performance period, plus dividends paid as if reinvested in stock. For this metric, Dominion’s TSR is compared to TSR levels of the companies in the 2011 Performance Grant Peer Group for the same two-year period. The relative TSR targets and corresponding payout scores for the 2011 performance grant are as follows:

Relative TSR Performance	Percentage Payout of TSR Percentage*
1st Quartile – 75% to 100%	150% – 200%
2nd Quartile – 50% to 74.9%	100% – 149.9%
3rd Quartile – 25% to 49.9%	50% – 99.9%
4th Quartile – below 25%	0%

*TSR	weighting is interpolated between the top and bottom of the percentages within a quartile. A minimum payment of 25% of the TSR percentage will be made if the TSR performance is at least 10% on a compounded annual basis for the performance period, regardless of relative performance.

Actual relative TSR performance for the 2011-2012 period was in the second quartile. Dominion’s TSR for the two-year period ended December 31, 2012 was 31.6%, which ranked sixth relative to the peer group which was comprised of the same companies in the Compensation Peer Group and placed Dominion ahead of nine of the 14 peer companies.

•

ROIC (50% weighting). ROIC reflects Dominion’s total return divided by average invested capital for the performance period. The ROIC goal at target is consistent with the strategic plan/annual business plan as approved by Dominion’s Board. For this purpose, total return is Dominion’s consolidated operating earnings plus its after-tax interest and related charges, plus preferred dividends. Dominion designed its 2011 ROIC goals to provide 100% payout if it achieved an average ROIC of 7.60% over the two-year performance period. The ROIC performance targets and corresponding payout scores are as follows:

ROIC Performance	Percentage Payout of ROIC Percentage*
7.88% and above	200%
7.74% – 7.87%	150% – 199.9%
7.60% – 7.73%	100% – 149.9%
7.46% – 7.59%	50% – 99.9%
Below 7. 46%	0%
*ROIC	percentage payout is interpolated between the top and bottom of the percentages for any range.

Actual ROIC performance for the 2011-2012 period was 7.40% which produced a payout of 0%.

Based on the achievement of the performance criteria, the CGN Committee approved a 64.2% payout for the 2011 performance grants. The following table summarizes the achievement of the 2011 performance criteria:

Measure	Goal Weight%		Goal Achievement%		Payout%
Relative TSR	50%	X	128.5%	=	64.2%
ROIC	50%	X	0%	=	0%

Combined Overall Performance Score					64.2%

The resulting payout amounts for the NEOs for the 2011 performance grants are shown below and are also reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Name	2011 Performance Grant Award		Overall Performance Score		Calculated Performance Grant Payout
Thomas F. Farrell II	$1,027,600	X	64.2%	=	$659,719
Mark F. McGettrick	458,300	X	64.2%	=	294,229
David A. Christian	303,525	X	64.2%	=	194,863
Paul D. Koonce	464,231	X	64.2%	=	298,036
David A. Heacock	117,650	X	64.2%	=	75,531

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

Other Restricted Stock Grants

The CGN Committee may consider other restricted stock grants for selected individuals in order to support key objectives including succession planning, talent retention and recruitment. These awards are not considered part of the annual program and are only awarded periodically. In December 2012, the CGN Committee approved restricted stock grants for Messrs. McGettrick, Koonce and Christian of 21,949, 23,715, and 15,505 shares (these NEOs perform services for more than one subsidiary of Dominion. These share amounts reflect only the applicable portion related to their service for Virginia Power in the year presented), respectively, to secure their services for the next three years. In making the restricted stock grants, the CGN Committee considered the increasing competitiveness of both the utility industry and general industry in retaining executive level officers, especially chief financial officers, chief operating officers and nuclear executives, and succession planning.

Each restricted stock grant is subject to three-year cliff vesting with all shares vesting on December 20, 2015 (the Vesting Date). The officer will forfeit the restricted stock grant if his employment with Dominion terminates prior to the Vesting Date for any reason other than a change in control, death or disability. In the event of a change in control, death or disability, the restricted shares are subject to vesting on a pro-rated basis. Dividends will be paid on the restricted shares, but will be retained and subject to the same vesting terms as the restricted shares. To the extent the officer remains an employee of Dominion or a Dominion Company, net shares of vested restricted stock under each agreement must be retained for two years following the Vesting Date unless the officer dies or becomes disabled.

Employee and Executive Benefits

Benefit plans and limited perquisites compose the fourth element of the compensation program. These benefits serve as a retention tool and reward long-term employment.

RETIREMENT PLANS

Dominion sponsors two types of tax-qualified retirement plans for eligible non-union employees, including the NEOs: a defined benefit pension plan (DPP) and a defined contribution 401(k)

savings plan. The NEOs, as employees hired before 2008, are eligible for a pension benefit upon attainment of retirement age based on a formula that takes into account final compensation and years of service. They also receive a cash retirement benefit under which Dominion contributes 2% of each participant’s compensation to a special retirement account, which may be paid in a lump sum or added to the annuity benefit upon retirement. Dominion began funding the special retirement account for eligible employees in January 2001. The formula for the DPP is explained in the narrative following the Pension Benefits table. The change in DPP value for 2012 for the NEOs is included in the Summary Compensation Table.

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

In individual situations and primarily for mid-career changes or retention purposes, the CGN Committee has granted certain officers additional years of credited age and service for purposes of calculating benefits under the BRP. Age and service credits granted to the NEOs are described in Dominion Retirement Benefit Restoration Plan under Pension Benefits. Additional age and service may also be earned under the terms of an officer’s Employee Continuity Agreement in the event of a change in control, as described in Change in Control under Potential Payments Upon Termination or Change in Control. No additional years of age or service credit were granted to the NEOs during 2012.

138

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

•

In limited circumstances, use of company aircraft for personal travel by executive officers. For security and other reasons, the Board of Directors has directed Mr. Farrell to use the aircraft for all travel, including personal travel, whenever it is feasible to do so. His family and guests may accompany Mr. Farrell on any personal trips. The use of company aircraft for personal travel by other executive officers is limited and usually related to (i) travel with the CEO or (ii) personal travel to accommodate business demands on an executive’s schedule. With the exception of Mr. Farrell, personal use of aircraft is not available when there is a company need for the aircraft. Use of company aircraft saves substantial time and allows Dominion to have better access to the executives for business purposes. During 2012, 97% of the use of Dominion’s aircraft was for business purposes. Other than Mr. Farrell, none of the NEOs or other executive officers used company aircraft for personal travel in 2012.

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

In January 2013, the CGN Committee approved the elimination of the excise tax gross up provision included in the Employment Continuity Agreement for any new officer elected after February 1, 2013.

OTHER AGREEMENTS

Dominion does not have comprehensive employment agreements or severance agreements for its NEOs. Although the CGN Committee believes the compensation and benefit programs described in this CD&A are appropriate, Dominion, as one of the nation’s largest producers and transporters of energy, is part of a constantly changing and increasingly competitive environment. In recognition of their valuable knowledge and experience and to secure and retain their services, Dominion has entered into letter agreements with certain of its NEOs to provide certain benefit enhancements or other protections, as described in Dominion Retirement Benefit Restoration Plan, Dominion Executive Supplemental Retirement Plan and Potential Payments Upon Termination or Change in Control. No new letter agreements were entered into in 2012.

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

Position	Value/# of Shares
Chairman, President & Chief Executive Officer	8 x salary/145,000
Executive Vice President—Dominion	5 x salary/35,000
Senior Vice President—Dominion & Subsidiaries/President—Dominion Subsidiaries	4 x salary/20,000
Vice President—Dominion & Subsidiaries	3 x salary/10,000

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

Until an officer meets his or her ownership target, an officer must retain net shares from stock option exercises and all after-tax shares from vesting restricted stock and goal-based stock awards. Dominion refers to shares held by an officer that are more than 15% above his or her ownership target as Qualifying Excess Shares. Officers may sell, gift or transfer Qualifying Excess Shares at any time, subject to insider trading rules and other policy provisions as long as the sale, gift or transfer does not cause an executive to fall below his or her ownership target.

At least annually, the CGN Committee reviews the share ownership guidelines and monitors compliance by executive officers, both individually and by the officer group as a whole. As of January 1, 2013, each NEO exceeded his share ownership target as shown below:

	Shares Owned and Counted Toward Target(1)	Share Ownership Target(2)
Thomas F. Farrell II	573,972	145,000
Mark F. McGettrick	160,559	35,000
David A. Christian	78,642	35,000
Paul D. Koonce	75,278	35,000
David A. Heacock	24,262	20,000

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Amounts shown are actual and not reduced by their Virginia Power allocation factor.

(1)	Amounts in this column do not include shares of unvested restricted stock which are not counted toward ownership targets
(2)	Share ownership target is the lesser of salary multiple or number of shares

Recovery of Incentive Compensation

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

The amounts reported in the Summary Compensation Table and the other tables below represent the prorated compensation amounts attributable to each NEO’s services performed for Virginia Power. The percentage of each NEO’s overall Dominion services performed for Virginia Power during 2012 was as follows: Mr. Farrell, 29%; Mr. McGettrick, 46%; Mr. Koonce, 83%; Mr. Christian, 54%; and Mr. Heacock, 47%.

The following highlights some of the disclosures contained in this table for the NEOs. Detailed explanations regarding certain types of compensation paid to an NEO are included in the footnotes to the table.

Salary. The amounts in this column are the base salaries earned by the NEOs for the years indicated. For 2010, this amount also includes a 2% merit lump sum payment to all NEOs.

Stock Awards. The amounts in this column reflect the grant date fair value of the stock awards for accounting purposes for the respective year. Stock awards are reported in the year in which the awards are granted regardless of when or if the awards vest or are exercised.

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

Change in Pension Value and Nonqualified Deferred Compensation Earnings. This column shows any year-over-year increases in the annual accrual of pension and supplemental retirement benefits for the NEOs. These are accruals for future benefits that may be earned under the terms of the retirement plans, and are not actual payments made during the year to the NEOs. The amounts disclosed reflect the annual change in the actuarial present value of benefits under defined benefit plans sponsored by Dominion, which include the tax-qualified DPP and the nonqualified plans described in the narrative following the Pension Benefits table. The annual change equals the difference in the accumulated amount for the current fiscal year and the accumulated amount for the prior fiscal year, generally using the same actuarial assumptions used for Dominion’s audited financial statements for the applicable fiscal year. Accrued benefit calculations are based on assumptions that the NEOs would retire at the earliest age at which they are projected to become eligible for full, unreduced pension benefits (including the effect of future service for eligibility purposes), instead of their unreduced retirement age based on current years of service. The application of these assumptions results in a greater increase in the accumulated amount of pension benefits for certain NEOs than would result without the application of these assumptions. This method of calculation does not increase actual benefits payable at retirement but only how much of that benefit is allocated to the increase during the years presented in the Summary Compensation Table. Please refer to the footnotes to the Pension Benefits table and the narrative following that table for additional information related to actuarial assumptions used to calculate pension benefits.

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

SUMMARY COMPENSATION TABLE

The following table presents information concerning compensation paid or earned by the NEOs for the years ended December 31, 2012, 2011 and 2010, as well as the grant date fair value of stock awards and changes in pension value.

Name and Principal Position	Year	Salary(1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Thomas F. Farrell II Chairman and Chief Executive Officer	2012	$381,827	$1,027,602	$946,561	$1,171,041	$54,815	$3,581,846
	2011	393,084	1,127,702	2,351,094	584,944	51,827	4,508,651
	2010	342,720	2,164,671	1,634,640	551,838	44,950	4,738,819
Mark F. McGettrick Executive Vice President and Chief Financial Officer	2012	311,880	1,632,701	480,389	1,169,718	31,291	3,625,979
	2011	320,948	485,013	1,008,431	802,520	33,962	2,650,874
	2010	305,402	413,970	841,435	1,590,831	33,281	3,184,919
David A. Christian President and COO—Dominion Generation	2012	323,858	1,166,905	364,726	1,188,167	51,191	3,094,847
	2011	309,329	309,058	608,095	682,795	52,785	1,962,062
	2010	299,384	225,247	554,103	661,527	49,013	1,789,274
Paul D. Koonce President and COO—DVP	2012	429,614	1,764,103	531,159	1,115,497	46,657	3,887,030
	2011	423,840	471,012	1,107,655	695,145	49,323	2,746,975
	2010	431,679	478,139	998,467	642,025	40,721	2,591,031
David A. Heacock President and CNO	2012	206,435	117,665	159,303	462,314	22,968	968,685
	2011	215,395	128,803	318,493	388,820	20,921	1,072,432
	2010	195,288	114,750	292,961	346,705	19,595	969,299

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

(1)	The NEOs received the following base salary increases effective March 1, 2012: Messrs. Farrell and Christian: 7.5%; Mr. Heacock: 4%; and Messrs. McGettrick and Koonce: 3%.
(2)

The amounts in this column reflect the grant date fair value of stock awards for the respective year grant in accordance with FASB guidance for share-based payments. Dominion did not grant any stock options in 2012. See also Note 19 to the Consolidated Financial Statements in the companies’ 2012 Annual Report on Form 10-K for more information on the valuation of stock-based awards, the Grants of Plan-Based Awards table for stock awards granted in 2012, and the Outstanding Equity Awards at Fiscal Year-End table for a listing of all outstanding equity awards as of December 31, 2012.

(3)

The 2012 amounts in this column include the payout under Dominion’s 2012 AIP and 2011 Performance Grant Awards. All of the NEOs received 60% funding of their 2012 AIP target awards. Messrs. Farrell and McGettrick received 99% payouts for accomplishment of their goals while Messrs. Christian and Heacock received 96% and Mr. Koonce received 100%. The 2012 AIP payout amounts were as follows: Mr. Farrell: $286,842; Mr. McGettrick: $186,161; Mr. Christian: $169,863; Mr. Koonce: $233,123; and Mr. Heacock: $83,771. See CD&A for additional information on the 2012 AIP and the Grants of Plan-Based Awards table for the range of each NEO’s potential award under the 2012 AIP. The 2011 Performance Grant Award was issued on February 1, 2011 and the payout amount was determined based on achievement of performance goals for the performance period ended December 31, 2012. Payouts can range from 0% to 200%. The actual payout was 64.2% of the target amount. The payout amounts were as follows: Mr. Farrell: $659,719; Mr. McGettrick: $294,229; Mr. Christian: $194,863; Mr. Koonce: $298,036; and Mr. Heacock: $75,531. The 2011 amounts reflect both the 2011 AIP and the 2010 Performance Grant payouts, and the 2010 amounts reflect both the 2010 AIP and 2009 Performance Grant payouts.

(4)

All amounts in this column are for the aggregate change in the actuarial present value of the NEO’s accumulated benefit under the DPP and nonqualified executive retirement plans. There are no above-market earnings on nonqualified deferred compensation plans. These accruals are not directly in relation to final payout potential, and can vary significantly year over year based on (i) promotions and corresponding changes in salary; (ii) other one-time adjustments to salary or incentive target for market or other reasons; (iii) actual age versus predicted age at retirement; (iv) discount rate used to determine present value of benefit; and (v) other relevant factors.

(5)	All Other Compensation amounts for 2012 are as follows:

Name	Executive Perquisites(a)	Life Insurance Premiums	Employee 401(k) Plan Match(b)	Company Match Above IRS Limits(c)	Total All Other Compensation
Thomas F. Farrell II	$31,629	$8,646	$2,202	$12,338	$54,815
Mark F. McGettrick	12,145	6,670	4,583	7,893	31,291
David A. Christian	15,491	22,745	5,396	7,559	51,191
Paul D. Koonce	22,768	11,000	6,190	6,699	46,657
David A. Heacock	9,068	5,642	4,706	3,552	22,968

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the appropriate NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

(a)	Unless noted, the amounts in this column for all NEOs are comprised of the following: personal use of company vehicle and financial planning and health and wellness allowance. For Mr. Farrell, the amounts in this column also include personal use of the corporate aircraft. The value of Mr. Farrell’s personal use of the aircraft during 2012 was $23,537. For personal flights, all direct operating costs are included in calculating aggregate incremental cost. Direct operating costs include the following: fuel, airport fees, catering, ground transportation and crew expenses (any food, lodging and other costs). The fixed costs of owning the aircraft and employing the crew are not taken into consideration, as more than 97% of the use of the corporate aircraft is for business purposes. The CGN Committee has directed Mr. Farrell to use corporate aircraft for all personal travel whenever it is feasible to do so.

(b)	Employees initially hired before 2008 who contribute to the 401(k) Plan receive a matching contribution of 50 cents for each dollar contributed up to 6% of compensation (subject to IRS limits) for employees who have less than 20 years of service, and 67 cents for each dollar contributed up to 6% of compensation (subject to IRS limits) for employees who have 20 or more years of service.
(c)	Represents each payment of lost 401(k) Plan matching contribution due to IRS limits.

GRANTS OF PLAN-BASED AWARDS

The following table provides information about stock awards and non-equity incentive awards granted to the NEOs during the year ended December 31, 2012.

Name	Grant Date(1)	Grant Approval Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	Grant Date Fair Value of Stock and Options Award(1)(4)
			Threshold	Target	Maximum
Thomas F. Farrell II
2012 Annual Incentive Plan(2)			$0	$482,899	$965,797
2012 Cash Performance Grant(3)			0	1,027,600	2,055,200
2012 Restricted Stock Grant(4)	2/1/2012	1/19/2012				20,380	$1,027,602
Mark F. McGettrick
2012 Annual Incentive Plan(2)			0	313,402	626,804
2012 Cash Performance Grant(3)			0	486,944	973,888
2012 Restricted Stock Grant(4)	2/1/2012	1/19/2012				9,657	486,944
Executive Restricted Stock Grant(5)	12/20/2012	12/17/2012				21,949	1,145,757
David A. Christian
2012 Annual Incentive Plan(2)			0	294,901	589,802
2012 Cash Performance Grant(3)			0	357,485	714,970
2012 Restricted Stock Grant(4)	2/1/2012	1/19/2012				7,090	357,495
Executive Restricted Stock Grant(5)	12/20/2012	12/17/2012				15,505	809,410
Paul D. Koonce
2012 Annual Incentive Plan(2)			0	388,538	777,076
2012 Cash Performance Grant(3)			0	526,129	1,052,258
2012 Restricted Stock Grant(4)	2/1/2012	1/19/2012				10,435	526,137
Executive Restricted Stock Grant(5)	12/20/2012	12/17/2012				23,715	1,237,966
David A. Heacock
2012 Annual Incentive Plan(2)			0	145,437	290,873
2012 Cash Performance Grant(3)			0	117,650	235,300
2012 Restricted Stock Grant(4)	2/1/2012	1/19/2012				2,333	117,665

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

(1)

On January 19, 2012, the CGN Committee approved the 2012 long-term incentive compensation awards for Dominion officers, which consisted of a restricted stock grant and a cash performance grant. The 2012 restricted stock award was granted on February 1, 2012. Under the 2005 Incentive Compensation Plan, fair market value is defined as the closing price of Dominion common stock on the date of grant or, if that day is not a trading day, on the most recent trading day immediately preceding the date of grant. The fair market value for the February 1, 2012 restricted stock grant was $50.42 per share, which was Dominion’s closing stock price on February 1, 2012.

(2)

Amounts represent the range of potential payouts under the 2012 AIP. Actual amounts paid under the 2012 AIP are found in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table. Under Dominion’s AIP, officers are eligible for an annual performance-based award. The CGN Committee establishes target awards for each NEO based on his salary level and expressed as a percentage of the individual NEO’s base salary. The target award is the amount of cash that will be paid if the plan is fully funded and payout goals are achieved. For the 2012 AIP, funding was based on the achievement of consolidated operating earnings goals with the maximum funding capped at 200%, as explained under the Annual Incentive Plan section of the CD&A.

(3)

Amounts represent the range of potential payouts under the 2012 performance grant of the LTIP. Payouts can range from 0% to 200% of the target award. Awards will be paid by March 15, 2014 depending on the achievement of performance goals for the two-year period ending December 31, 2013. The amount earned will depend on the level of achievement of two performance metrics: TSR—50% and ROIC—50%. TSR measures Dominion’s share performance for the two-year period ended December 31, 2013 relative to the TSR of the companies that are listed as members of the Philadelphia Stock Exchange Utility Index as of the end of the performance period. ROIC goal achievement will be scored against 2012 and 2013 budget goals.

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

(4)

The 2012 restricted stock grant fully vests at the end of three years. The restricted stock grant is forfeited in its entirety if an officer voluntarily terminates employment or is terminated with cause before the vesting date. The restricted stock grant provides for pro-rated vesting if an officer retires, dies, becomes disabled, is terminated without cause, or if there is a change in control. In the case of retirement, pro-rated vesting will not occur if the CEO (or for the

CEO, the CGN Committee) determines the officer’s retirement is detrimental to the company. In the event of a change in control, pro-rated vesting is provided as of the change in control date, and full vesting if an officer’s employment is terminated, or constructively terminated by the successor entity following the change in control date but before the scheduled vesting date. Dividends on the restricted shares are paid during the restricted period at the same rate declared by Dominion for all shareholders.

(5)

On December 17, 2012, the CGN Committee awarded shares of restricted stock to Messrs. McGettrick, Christian and Koonce for retention purposes. Mr. McGettrick received 21,949 shares, Mr. Christian received 15,505 and Mr. Koonce received 23,715 shares (These NEOs perform services for more than one subsidiary of Dominion. These share amounts reflect only the applicable portion related to their service for Virginia Power in the year presented). The grant date was December 20, 2012 and the shares will fully vest on December 20, 2015 (Vesting Date), provided they each remain employed until that date. The officer will forfeit the restricted stock grant if employment with Dominion terminates prior to the Vesting Date for any reason other than a change in control, death or disability. In the event of a change in control, death or disability, the restricted shares are subject to vesting on a pro-rated basis. The fair market value for these retention grants was $52.20 per share, which was Dominion’s closing stock price on December 20, 2012. Dividends on the restricted shares are reinvested and the resulting shares will also maintain a restricted status throughout the term of the grant. To the extent the officer remains an employee of Dominion or a Dominion Company, net shares of vested restricted stock under each agreement must be retained for two years following the Vesting Date unless the officer dies or becomes disabled.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table summarizes equity awards made to NEOs that were outstanding as of December 31, 2012. There were no unexercised or unexercisable option awards outstanding for any NEOs as of December 31, 2012.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Thomas F. Farrell II	27,431	(2)	$1,420,926
	23,601	(3)	1,222,532
	20,380	(4)	1,055,684
	31,839	(5)	1,649,260
Mark F. McGettrick	11,011	(2)	570,370
	10,526	(3)	545,247
	9,657	(4)	500,233
	21,949	(6)	1,136,958
David A. Christian	6,122	(2)	317,120
	6,971	(3)	361,098
	7,090	(4)	367,262
	15,505	(6)	803,159
Paul D. Koonce	12,393	(2)	641,957
	10,662	(3)	552,292
	10,435	(4)	540,533
	23,715	(6)	1,228,437
David A. Heacock	2,826	(2)	146,387
	2,702	(3)	139,964
	2,333	(4)	120,849

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Amounts for the NEOs listed in the table reflect only the applicable portion related to their service for Virginia Power in the year presented.

(1)	The market value is based on closing stock price of $51.80 on December 31, 2012.
(2)	Shares scheduled to vest on February 1, 2013.
(3)	Shares scheduled to vest on February 1, 2014.
(4)	Shares scheduled to vest on February 1, 2015.
(5)

Shares scheduled to vest on December 17, 2015. Amount includes dividends reinvested into additional shares that are restricted and subject to the same terms and conditions of the underlying restricted stock grant.

(6)

Shares scheduled to vest on December 20, 2015. Amount includes dividends reinvested into additional shares that are restricted and subject to the same terms and conditions of the underlying restricted stock grant.

OPTION EXERCISES AND STOCK VESTED

The following table provides information about the value realized by NEOs during the year ended December 31, 2012 on vested restricted stock awards. There were no option exercises by NEOs in 2012.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Thomas F. Farrell II	25,037	$1,262,366
Mark F. McGettrick	9,770	492,603
David A. Christian	4,985	251,344
Paul D. Koonce	10,557	532,284
David A. Heacock	2,341	118,033

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

PENSION BENEFITS

The following table shows the actuarial present value of accumulated benefits payable to NEOs, together with the number of years of benefit service credited to each NEO, under the plans listed in the table. Values are computed as of December 31, 2012, using the same interest rate and mortality assumptions used in determining the aggregate pension obligations disclosed in Dominion’s financial statements. The years of credited service and the present value of accumulated benefits were determined by the plan actuaries, using the appropriate accrued service, pay and other assumptions similar to those used for accounting and disclosure purposes. Please refer to Actuarial Assumptions Used to Calculate Pension Benefits for detailed information regarding these assumptions.

Name	Plan Name	Number of Years Credited Service(1)	Present Value of Accumulated Benefit(2)
Thomas F. Farrell II	Dominion Pension Plan	17.00	$299,495
	Benefit Restoration Plan	28.00	3,079,682
	Supplemental Retirement Plan	28.00	4,027,674
Mark F. McGettrick	Dominion Pension Plan	28.50	659,443
	Benefit Restoration Plan	30.00	3,049,238
	Supplemental Retirement Plan	30.00	3,136,378
David A. Christian	Dominion Pension Plan	28.50	965,441
	Benefit Restoration Plan	28.50	1,930,290
	Supplemental Retirement Plan	28.50	2,567,957
Paul D. Koonce	Dominion Pension Plan	14.00	559,634
	Benefit Restoration Plan	14.00	753,813
	Supplemental Retirement Plan	14.00	3,295,194
David A. Heacock	Dominion Pension Plan	25.50	697,260
	Benefit Restoration Plan	25.50	487,554
	Supplemental Retirement Plan	25.50	663,178

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

(1)

Years of credited service shown in this column for the DPP are actual years accrued by an NEO from his date of participation to December 31, 2012. Service for the BRP and the ESRP is the NEO’s actual credited service as of December 31, 2012 plus any potential total credited service to the plan maximum, including any extra years of credited service granted to Messrs. Farrell and McGettrick by the CGN Committee for the purpose of calculating benefits under these plans. Please refer to the narrative below and under Dominion Retirement Benefit Restoration Plan, Dominion Executive Supplemental Retirement Plan and Potential Payments Upon Termination or Change In Control for information about the requirements for receiving extra years of credited service and the amount credited, if any, for each NEO.

(2)

The amounts in this column are based on actuarial assumptions that all of the NEOs would retire at the earliest age they become eligible for unreduced benefits, which is (i) age 60 for Messrs. Farrell, Koonce, Christian and Heacock, and (ii) age 55 for Mr. McGettrick (when he would be treated as age 60 based on his five additional years of credited age). In addition, for purposes of calculating the BRP benefits for Messrs. Farrell and McGettrick, the amounts reflect additional credited years of service granted to them pursuant to their agreements with the company (see Dominion Retirement Benefit Restoration Plan). If the amounts in this column did not include the additional years of credited service, the present value of the BRP benefit would be $1,440,225 lower for Mr. Farrell and $1,451,322 lower for Mr. McGettrick. DPP and ESRP benefits amounts are not augmented by the additional service credit assumptions.

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

The DPP also includes a special retirement account, which is in addition to the pension benefit. The special retirement account is credited with 2% of base pay each month as well as interest based on the 30-year Treasury bond rate set annually (3.18% in 2012). The special retirement account can be paid in a lump sum or paid in the form of an annuity benefit.

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

The IRC limits the amount of compensation that may be included in determining pension benefits under qualified pension plans. For 2012, the compensation limit was $250,000. The IRC also limits the total annual benefit that may be provided to a participant under a qualified defined benefit plan. For 2012, this limitation was the lesser of (i) $200,000 or (ii) the average of the participant’s compensation during the three consecutive years in which the participant had the highest aggregate compensation.

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

All of the NEOs except Mr. Koonce are currently entitled to a full ESRP retirement benefit. If Mr. Koonce terminates employment before attaining age 55, he will receive a pro-rated ESRP benefit. Based on the terms of their individual letter agreements, Messrs. Farrell, McGettrick and Koonce will receive an ESRP benefit calculated as a lifetime benefit. Mr. McGettrick has earned five years of additional age and service credit for purposes of computing his retirement benefits and eligibility for benefits under the ESRP, long-term incentive grants, and retiree medical and life insurance plans as he has met the requirement of remaining employed until he attained age 50. Under his letter agreement, Mr. Christian will receive ESRP benefits calculated as a lifetime benefit provided he remains employed with Dominion until attainment of age 60. As consideration for this benefit, Mr. Christian has agreed not to compete with Dominion for a two-year period following retirement. This agreement ensures that his knowledge and services will not be available to competitors for two years following his retirement date.

Actuarial Assumptions Used to Calculate Pension Benefits

Actuarial assumptions used to calculate DPP benefits are prescribed by the terms of the DPP based on IRC and PBGC requirements. The present value of the accumulated benefit is calculated using actuarial and other factors as determined by the plan actuaries and approved by Dominion. Actuarial assumptions used for the December 31, 2012 benefit calculations shown in the Pension Benefits table include a discount rate of 4.40% to determine the present value of the future benefit obligations for the DPP, BRP and ESRP and a lump sum interest rate of 3.65% to estimate the lump sum values of BRP and ESRP benefits. Each NEO is assumed to retire at the earliest age at which he is projected to become eligible for full, unreduced pension benefits. Beginning with the 2009 calculations, for purposes of estimating future eligibility for unreduced DPP and ESRP benefits, the effect of future service is considered. Each NEO is assumed to commence DPP payments at the same age as BRP payments. The longevity assumption used to determine the present value of benefits is the same assumption used for financial reporting of the DPP liabilities, with no assumed mortality before retirement age. Assumed mortality after retirement is based on tables from the Society of Actuaries’ RP-2000 study, projected from 2000 to a point five years beyond the calculation date (this year, to 2017) with 100% of the Scale AA factors, and further adjusted for Dominion experience by using an age set-forward factor. For BRP and ESRP benefits, other actuarial assumptions include an assumed tax rate of 42%. BRP and ESRP benefits are assumed to be paid as lump sums; pension plan benefits are assumed to be paid as annuities.

The discount rate for calculating lump sum BRP and ESRP payments at the time an officer terminates employment is selected by Dominion’s Administrative Benefits Committee and adjusted periodically. For year 2012, a 5.09% discount rate was used to determine the lump sum payout amounts. The discount rate for each year will be based on a rolling average of the blended rate published by the PBGC in October of the previous five years.

NONQUALIFIED DEFERRED COMPENSATION

Name	Aggregate Earnings in Last FY (as of 12/31/2012)*	Aggregate Withdrawals/ Distributions (as of 12/31/2012)	Aggregate Balance at Last FYE (as of 12/31/2012)
Thomas F. Farrell II	$—	$—	$—
Mark F. McGettrick	—	—	—
David A. Christian	256	—	15,891
Paul D. Koonce	22,404	—	1,146,855
David A. Heacock	—	—	—

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

Frozen Deferred Compensation Plan

The Frozen Deferred Compensation Plan includes amounts previously deferred from one of the following categories of compensation: (i) salary; (ii) bonus; (iii) vesting restricted stock; and (iv) gains from stock option exercises. The plan also provided for company contributions of lost company 401(k) Plan match contributions and transfers from several CNG deferred compensation plans. The Frozen Deferred Compensation Plan offers 27 investment funds for the plan balances, including a Dominion Resources Stock Fund. Participants may change investment elections on any business day. Any vested restricted stock and gains from stock option exercises that were deferred were automatically allocated to the Dominion Resources Stock Fund and this allocation cannot be changed. Earnings are calculated based on the performance of the underlying investment fund.

The following funds had rates of returns for 2012 as follows: Dominion Resources Stock Fund, 1.66%; and Dominion Fixed Income Fund, 3.31%.

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

The NEO participating in the Frozen DSOP held options on the publicly available mutual fund, Vanguard Short-Term Bond Index, which had a rate of return for 2012 of 1.95%.

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

In January 2013, the CGN Committee approved the elimination of the excise tax gross up provision included in the Employment Continuity Agreement for any new officer elected after February 1, 2013.

The terms of awards made under the LTIP, rather than the terms of Employment Continuity Agreements, will determine the vesting of each award in the event of a change in control. These provisions are described in the Long-Term Incentive Program section of the CD&A and footnotes to the Grants of Plan-Based Awards table.

Other Post Employment Benefit for Mr. Farrell

Mr. Farrell will become entitled to a payment of one times salary upon his retirement as consideration for his agreement not to compete with Dominion for a two-year period following retirement. This agreement ensures that his knowledge and services will not be available to competitors for two years following his retirement date.

The following table provides the incremental payments that would be earned by each NEO if his employment had been terminated, or constructively terminated, as of December 31, 2012. These benefits are in addition to retirement benefits that would be payable on any termination of employment. Please refer to the Pension Benefits table for information related to the present value of accumulated retirement benefits payable to the NEOs.

Incremental Payments Upon Termination or Change in Control

Name	Non-Qualified Plan Payment	Restricted Stock(1)	Performance Grant(1)	Non-Compete Payments(2)	Severance Payments	Retiree Medical and Executive Life Insurance(3)	Outplacement Services	Excise Tax & Tax Gross-Up	Total
Thomas F. Farrell II(4)
Retirement	$—	$2,485,126	$491,461	$386,319	$—	$—	$—	$—	$3,362,906
Death / Disability	—	3,144,840	491,461	—	—	—	—	—	3,636,301
Change in Control(5)	588,482	1,873,837	536,139	—	2,929,365	—	7,340	—	5,935,163
Mark F. McGettrick(4)
Retirement	—	1,055,715	232,886	—	—	—	—	—	1,288,601
Death / Disability	—	1,087,289	232,886	—	—	—	—	—	1,320,175
Change in Control(5)	—	1,697,168	254,058	—	2,139,402	—	11,458	—	4,102,086
David A. Christian(4)
Retirement	—	651,237	170,971	—	—	—	—	—	822,208
Death / Disability	—	673,542	170,971	—	—	—	—	—	844,513
Change in Control(5)	375,375	1,197,516	186,514	—	2,004,106	—	13,490	1,329,761	5,106,762
Paul D. Koonce
Termination Without Cause	—	1,142,123	251,627	—	—	—	—	—	1,393,750
Voluntary Termination	—	—	—	—	—	—	—	—	—
Termination With Cause	—	—	—	—	—	—	—	—	—
Death / Disability	—	1,176,238	251,627	—	—	—	—	—	1,427,865
Change in Control(5)	2,120,693	1,821,216	274,502	—	2,781,824	11,102	20,633	—	7,029,970
David A. Heacock(4)
Retirement	—	268,709	56,267	—	—	—	—	—	324,976
Change in Control(5)	756,132	138,584	61,383	—	1,119,029	75,093	11,765	783,353	2,945,339

Note: The NEOs included in this table perform services for more than one subsidiary of Dominion. Compensation for the NEOs listed in the table reflects only the applicable portion related to their service for Virginia Power in the year presented.

(1)

Grants made in 2010, 2011 and 2012 under the LTIP vest prorated upon termination without cause, death or disability. These grants vest prorated upon retirement provided the CEO of Dominion (or in the case of the CEO, the CGN Committee) determines the NEO’s retirement is not detrimental to the company; amounts shown assume this determination was made. However, the December 2010 restricted stock award issued to Mr. Farrell and the December 2012 restricted stock awards issued to Messrs. McGettrick, Christian and Koonce do not vest prorated if the executive is terminated or leaves for any reason other than following change of control, death or disability. The amounts shown in the restricted stock column are based on the closing stock price of $51.80 on December 31, 2012.

(2)

Pursuant to a letter agreement dated February 28, 2003, Mr. Farrell will be entitled to a special payment of one times salary upon retirement in exchange for a two-year non-compete agreement. Mr. Farrell would not be entitled to this non-compete payment in the event of his death.

(3)

Amounts in this column represent the value of the annual incremental benefit the NEOs would receive for executive life insurance and retiree medical coverage. Mr. McGettrick is eligible for retiree medical and executive life insurance upon any termination due to his letter agreement. Messrs. Farrell and Christian are entitled to executive life insurance coverage and retiree medical benefit upon any termination since they are retirement eligible and have completed 10 years of service. Mr. Heacock is entitled to executive life insurance coverage since he has reached the age of 55 and has 10 years of service. Mr. Koonce is eligible for executive life insurance upon a change in control. Mr. Heacock is eligible for retiree medical coverage upon a change in control. Mr. Koonce would not be eligible for retiree medical coverage upon a change in control because with an additional 5 years of age credit he would not reach the required retiree medical age of 58. Retiree health benefits have been quantified using assumptions used for financial accounting purposes.

(4)	For the NEOs who are eligible for retirement (Messrs. Farrell, McGettrick, Christian and Heacock), this table above assumes they would retire in connection with any termination event.
(5)

Change in control amounts assume that a change in control and a termination or constructive termination takes place on December 31, 2012. The amounts indicated upon a change in control are the incremental amounts attributable to five years of additional age and service credited pursuant to the Employment Continuity Agreements that each NEO would receive over the amounts payable upon a retirement (Messrs. Farrell, McGettrick, Christian, and Heacock) or termination without cause (Mr. Koonce). The restricted stock and performance grant amounts represent the value of the awards upon a change in control that is above what would be received upon a retirement or termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DOMINION

The information concerning stock ownership by directors, executive officers and five percent beneficial owners contained under the headings Share Ownership-Director and Officer Share Ownership and Significant Shareholders in the 2013 Proxy Statement is incorporated by reference.

The information regarding equity securities of Dominion that are authorized for issuance under its equity compensation plans contained under the heading Executive Compensation-Equity Compensation Plans in the 2013 Proxy Statement is incorporated by reference.

VIRGINIA POWER

The table below sets forth as of February 15, 2013, the number of shares of Dominion common stock owned by directors and executive officers of Virginia Power named on the Summary Compensation Table. Dominion owns all of the outstanding common stock of Virginia Power. None of the executive officers or directors own any of the outstanding preferred stock of Virginia Power.

Name of Beneficial Owner	Shares	Restricted Shares	Total(1)
Thomas F. Farrell II	624,714	335,782	960,496
Mark F. McGettrick	175,794	113,510	289,304
Steven A. Rogers	53,431	11,368	64,799
David A. Christian	86,198	68,250	154,448
David A. Heacock	28,315	16,240	44,555
Paul D. Koonce	69,099	67,754	136,853
All directors and executive officers as a group (8 persons)(2)	1,082,890	637,935	1,720,825

(1)

Includes shares as to which voting and/or investment power is shared with or controlled by another person as follows: Mr. Farrell, 20,000 (shares held jointly); Mr. Rogers, 669 (shares held in joint tenancy); all directors and executive officers as a group, 36,138.

(2)

Neither any individual director or executive officer, nor all of the directors and executive officers as a group, own more than one percent of Dominion common shares outstanding as of February 15, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DOMINION

The information regarding related party transactions required by this item found under the heading Related Party Transactions, and information regarding director independence found under the heading Director Independence, in the 2013 Proxy Statement is incorporated by reference.

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

Since January 1, 2012, there have been no related party transactions involving Virginia Power that were required either to be approved under Virginia Power’s policies or reported under the SEC related party transactions rules.

Director Independence

Under NYSE listing standards, Messrs. Farrell, McGettrick and Rogers are not independent as they were executive officers of Virginia Power or of its parent company, Dominion. All of Virginia Power’s outstanding common stock is owned by Dominion and therefore, Virginia Power is a “controlled” company under the rules of the NYSE. Because Virginia Power meets the definition of a “controlled company” and has only preferred stock listed on the NYSE, it is exempt under Section 303A of the NYSE Rules from the provisions relating to board committees and the requirement to have a majority of its board be independent.

Item 14. Principal Accountant Fees and Services

DOMINION

The information concerning principal accountant fees and services contained under the heading Auditors-Fees and Pre-Approval Policy in the 2013 Proxy Statement is incorporated by reference.

VIRGINIA POWER

The following table presents fees paid to Deloitte & Touche LLP for the fiscal years ended December 31, 2012 and 2011.

Type of Fees	2012	2011
(millions)
Audit fees	$1.79	$1.32
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1.79	$1.32

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

Virginia Power’s Board of Directors has adopted the Dominion Audit Committee pre-approval policy for its independent auditor’s services and fees and has delegated the execution of this policy to the Dominion Audit Committee. In accordance with this delegation, each year the Dominion Audit Committee pre-approves a schedule that details the services to be provided for the following year and an estimated charge for such services. At its December 2012 meeting, the Dominion Audit Committee approved Virginia Power’s schedule of services and fees for 2013. In accordance with the pre-approval policy, any changes to the pre-approved schedule may be pre-approved by the Dominion Audit Committee or a member of the Dominion Audit Committee.

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

3. Exhibits (incorporated by reference unless otherwise note

Exhibit Number	Description	Dominion	Virginia Power
2	Purchase and Sale Agreement between Dominion Resources, Inc., Dominion Energy, Inc., Dominion Transmission, Inc. and CONSOL Energy Holdings LLC VI (Exhibit 99.1, Form 8-K filed March 15, 2010, File No. 1-8489).	X

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 13, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1.a	See Exhibit 3.1.a above.	X

4.1.b	See Exhibit 3.1.b above.		X

4.2	Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by Fifty-Eighth Supplemental Indentures (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255); Ninety-Second Supplemental Indenture, dated as of July 1, 2012 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2012 filed August 1, 2012, File No. 1-2255).	X	X

4.3	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of First Supplemental Indenture, dated June 1, 1998 (Exhibit 4.2, Form 8-K filed June 12, 1998, File No. 1-2255); Form of Second Supplemental Indenture, dated June 1, 1999 (Exhibit 4.2, Form 8-K filed June 4, 1999, File No. 1-2255); Form of Third Supplemental Indenture, dated November 1, 1999 (Exhibit 4.2, Form 8-K filed October 27, 1999, File No. 1-2255); Forms of Fourth and Fifth Supplemental Indentures, dated March 1, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed March 26, 2001, File No. 1-2255); Form of Sixth Supplemental Indenture, dated January 1, 2002 (Exhibit 4.2, Form 8-K filed January 29, 2002, File No. 1-2255); Seventh Supplemental Indenture, dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255); Form of Eighth Supplemental Indenture, dated February 1, 2003 (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255); Forms of Ninth and Tenth Supplemental Indentures, dated December 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Eleventh Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255); Forms of Twelfth and Thirteenth Supplemental Indentures, dated January 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Forms of Sixteenth and Seventeenth Supplemental Indentures, dated November 1, 2007 (Exhibits 4.2 and 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008	X	X

Exhibit Number	Description	Dominion	Virginia Power

(Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255).

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
Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489; Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011(Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K, filed March 7, 2011, File No. 1-8489);Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 15, 2011, File No. 1-8489); Forty-Fifth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.3, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Sixth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.4, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Seventh Supplemental Indenture, dated September 1, 2012 (Exhibit 4.5, Form 8-K, filed September 13, 2012, File No. 1-8489).

4.8	Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to Bank One Trust Company, National Association) (Exhibit 4.1, Form S-3 Registration Statement filed December 22, 2000, File No. 333-52602); Form of First Supplemental Indenture, dated April 1, 2001 (Exhibit 4.2, Form 8-K filed April 12, 2001, File No. 1-3196); Forms of Second and Third Supplemental Indentures, dated October 25, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed October 23, 2001, File No. 1-3196); Fourth Supplemental Indenture, dated May 1, 2002 (Exhibit 4.4, Form 8-K filed May 22, 2002, File No. 1-3196); Form of Fifth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed November 25, 2003, File No. 1-3196); Form of Sixth Supplemental Indenture, dated November 1, 2004 (Exhibit 4.2, Form 8-K filed November 16, 2004, File No. 1-3196); Seventh Supplemental Indenture, dated June 27, 2007 (Exhibit 4.6, Form 8-K filed July 3, 2007, File No. 1-8489).	X

4.9	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Form of Third Supplemental and Amending Indenture, dated June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489).	X

4.10	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 23, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

Exhibit Number	Description	Dominion	Virginia Power
4.11	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated September 29, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

4.12	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 17, 2009 (Exhibit 4.3, Form 8-K filed June 15, 2009, File No. 1-8489).	X

10.1	DRS Services Agreement, dated January 1, 2003, between Dominion Resources, Inc. and Dominion Resources Services, Inc. (Exhibit 10.1, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489).	X

10.2	DRS Services Agreement, dated as of January 2012, between Dominion Resources Services, Inc. and Virginia Electric and Power Company (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).		X

10.3	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

10.4	$3.0 billion Three-Year Revolving Credit Agreement dated September 24, 2010 among Dominion Resources, Inc., Virginia Electric and Power Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Barclays Capital, The Royal Bank of Scotland plc, and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein. (Exhibit 10.1, Form 8-K filed September 28, 2010, File No. 1-8489 and File No. 1-2255), as amended October 1, 2011 (Exhibit 10.1, Form 8-K filed October 3, 2011, File No. 1-8489 and File No. 1-2255).	X	X

10.5	$500 million Three-Year Revolving Credit Agreement dated September 24, 2010 among Dominion Resources, Inc., Virginia Electric and Power Company, Keybank National Association, as Administrative Agent, Bayerische Landesbank, New York Branch, and U.S. Bank National Association, as Syndication Agents, and other lenders named therein. (Exhibit 10.2, Form 8-K filed September 28, 2010, File No. 1-8489 and File No. 1-2255), as amended October 1, 2011 (Exhibit 10.2, Form 8-K filed October 3, 2011, File No. 1-8489 and File No. 1-2255).	X	X

10.6	Form of Settlement Agreement in the form of a proposed Consent Decree among the United States of America, on behalf of the United States Environmental Protection Agency, the State of New York, the State of New Jersey, the State of Connecticut, the Commonwealth of Virginia and the State of West Virginia and Virginia Electric and Power Company (Exhibit 10, Form 10-Q for the quarter ended March 31, 2003 filed May 9, 2003, File No. 1-8489 and File No. 1-2255).	X	X

10.7*	Dominion Resources, Inc. Executive Supplemental Retirement Plan, as amended and restated effective December 17, 2004 (Exhibit 10.5, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.8*	Dominion Resources, Inc. Incentive Compensation Plan, effective April 22, 1997, as amended and restated effective July 20, 2001 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2001 filed August 3, 2001, File No. 1-8489), as amended June 20, 2007 (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489 and Exhibit 10.5, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-2255).	X	X

10.9*	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company, amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003 filed August 11, 2003, File No. 1-8489 and File No. 1-2255), as amended March 31, 2006 (Form 8-K filed April 4, 2006, File No. 1-8489).	X	X

10.10*	Dominion Resources, Inc. Retirement Benefit Restoration Plan, as amended and restated effective December 17, 2004 (Exhibit 10.6, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.11*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 17, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.12*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, effective January 1, 2005 (Exhibit 10.8, Form 8-K filed December 23, 2004, File No. 1-8489), amended January 19, 2006 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2005 filed March 2, 2006, File No. 1-8489), as amended December 1, 2006 and further amended January 1, 2007 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2006, filed February 28, 2007, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489).	X	X

Exhibit Number	Description	Dominion	Virginia Power
10.13*	Dominion Resources, Inc. New Retirement Benefit Restoration Plan, effective January 1, 2005 (Exhibit 10.9, Form 8-K filed December 23, 2004, File No. 1-8489), as amended January 1, 2007 (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255), as amended and restated effective January 1, 2009 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489 and Exhibit 10.20, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-2255).	X	X

10.14*	Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, amended as of February 27, 2004 (Exhibit 10.15, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.1, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.15*	Dominion Resources, Inc. Directors Stock Compensation Plan, as amended February 27, 2004 (Exhibit 10.16, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.2, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.16*	Dominion Resources, Inc. Directors’ Deferred Cash Compensation Plan, as amended and in effect September 20, 2002 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2002 filed November 8, 2002, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.3, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.17*	Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective January 1, 2008 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489), as amended and restated effective December 17, 2009 (Exhibit 10.18, Form 10-K filed for the fiscal year ended December 31, 2009 filed February 26, 2010, File No. 1-8489).	X

10.18*	Dominion Resources, Inc. Leadership Stock Option Plan, effective July 1, 2000, as amended and restated effective July 20, 2001 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2001 filed August 3, 2001, File No. 1-8489 and File No. 1-2255).	X	X

10.19*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated February 18, 2011 (Exhibit 10.22, Form 10-K filed February 28, 2011, File No. 1-8489).	X

10.20*	Dominion Resources, Inc. Security Option Plan, effective January 1, 2003, amended December 31, 2004 and restated effective January 1, 2005 (Exhibit 10.13, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.21*	Letter agreement between Dominion Resources, Inc. and Thomas F. Farrell II, dated February 27, 2003 (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended December 16, 2005 (Exhibit 10.1, Form 8-K filed December 16, 2005, File No. 1-8489).	X

10.22*	Employment agreement dated February 13, 2007 between Dominion Resources Services, Inc. and Mark F. McGettrick (Exhibit 10.34, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File No. 1-8489).	X

10.23*	Supplemental retirement agreement dated October 22, 2003 between Dominion Resources, Inc. and Paul D. Koonce (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-2255).	X

10.24*	Supplemental Retirement Agreement dated December 12, 2000, between Dominion Resources, Inc. and David A. Christian (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2001 filed March 11, 2002, File No. 1-2255).	X

10.25*	Form of Restricted Stock Grant under 2007 Long-Term Compensation Program approved March 30, 2007 (Exhibit 10.1, Form 8-K filed April 5, 2007, File No. 1-8489).	X	X

10.26*	Form of Restricted Stock Award Agreement under 2008 Long-Term Compensation Program approved March 27, 2008 (Exhibit 10.1, Form 8-K filed April 2, 2008, File No. 1-8489).	X	X

10.27*	Form of Advancement of Expenses for certain directors and officers of Dominion Resources, Inc., approved by the Dominion Resources, Inc. Board of Directors on October 24, 2008 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255).	X	X

Exhibit Number	Description	Dominion	Virginia Power
10.28*	2009 Performance Grant Plan under 2009 Long-Term Compensation Program approved January 26, 2009 (Exhibit 10.1, Form 8-K filed January 29, 2009, File No. 1-8489).	X	X

10.29*	Form of Restricted Stock Award Agreement under 2009 Long-Term Compensation Program approved January 26, 2009 (Exhibit 10.2, Form 8-K filed January 29, 2009, File No. 1-8489).	X	X

10.30*	Dominion Resources, Inc. 2005 Incentive Compensation Plan, originally effective May 1, 2005, as amended and restated effective December 20, 2011 (Exhibit 10.32, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).	X	X

10.31*	2010 Performance Grant Plan under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.1, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X

10.32*	Form of Restricted Stock Award Agreement under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.2, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X

10.33*	Supplemental Retirement Agreement with Mark F. McGettrick effective May 19, 2010 (Exhibit 10.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X	X

10.34*	2011 Performance Grant Plan under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.1, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

10.35*	Form of Restricted Stock Award Agreement under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.2, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

10.36*	Form of Restricted Stock Award Agreement for Mark F. McGettrick, Paul D. Koonce and David A. Christian under the 2005 Incentive Compensation Plan approved December 17, 2012 (Exhibit 10.1, Form 8-K filed December 21, 2012, File No. 1-8489).	X	X

10.37*	2012 Performance Grant Plan under the 2012 Long-Term Incentive Program approved January 19, 2012 (Exhibit 10.1, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X

10.38*	Form of Restricted Stock Award Agreement under the 2012 Long-term incentive Program approved January 19, 2012 (Exhibit 10.2, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X

10.39*	2013 Performance Grant Plan under 2013 Long-term Incentive Program approved January 24, 2013 (Exhibit 10.1, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X

10.40*	Form of Restricted Stock Award Agreement under the 2013 Long-term Incentive Program approved January 24, 2013 (Exhibit 10.2, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X

10.41*	Restricted Stock Award Agreement for Thomas F. Farrell II, dated December 17, 2010 (Exhibit 10.1, Form 8-K filed December 17, 2010, File No. 1-8489).	X	X

10.42*	Base salaries for named executive officers of Dominion Resources, Inc. (filed herewith).	X

10.43*	Non-employee directors’ annual compensation for Dominion Resources, Inc. (filed herewith).	X

12.a	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.b	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.c	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

21	Subsidiaries of Dominion Resources, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

23	Consent of Deloitte & Touche LLP (filed herewith).	X	X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

Exhibit Number	Description	Dominion	Virginia Power
32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99.1	Dominion Resources, Inc. Earnings Release Kit (furnished herewith).	X

99.2	Supplemental Summary of 2012 Operating Earnings (furnished herewith).	X

99.3	Towers Watson Energy Services Survey participants (filed herewith).		X

101^	The following financial statements from Dominion Resources, Inc. and Virginia Electric and Power Company Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.	X	X

*	Indicates management contract or compensatory plan or arrangement
^	This exhibit will not be deemed “filed” by Virginia Electric and Power Company for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Virginia Electric and Power Company specifically incorporates it by reference.

Signatures

DOMINION

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOMINION RESOURCES, INC.

By:	/S/ THOMAS F. FARRELL II
(Thomas F. Farrell II, Chairman, President and Chief Executive Officer)

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2013.

Signature	Title

/S/ THOMAS F. FARRELL II Thomas F. Farrell II	Chairman of the Board of Directors, President and Chief Executive Officer

/S/ WILLIAM P. BARR William P. Barr	Director

/S/ PETER W. BROWN Peter W. Brown	Director

/S/ HELEN E. DRAGAS Helen E. Dragas	Director

/S/ JOHN W. HARRIS John W. Harris	Director

/S/ ROBERT S. JEPSON, JR. Robert S. Jepson, Jr.	Director

/S/ MARK J. KINGTON Mark J. Kington	Director

/S/ ROBERT H. SPILMAN, JR. Robert H. Spilman, Jr.	Director

/S/ MICHAEL E. SZYMANCZYK Michael E. Szymanczyk	Director

/S/ DAVID A. WOLLARD David A. Wollard	Director

/S/ MARK F. MCGETTRICK Mark F. McGettrick	Executive Vice President and Chief Financial Officer

/S/ ASHWINI SAWHNEY Ashwini Sawhney	Vice President—Accounting and Controller (Chief Accounting Officer)

VIRGINIA POWER

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRGINIA ELECTRIC AND POWER COMPANY

By:	/S/ THOMAS F. FARRELL II
(Thomas F. Farrell II, Chairman of the Board of Directors and Chief Executive Officer)

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2013.

Signature	Title

/S/ THOMAS F. FARRELL II Thomas F. Farrell II	Chairman of the Board of Directors and Chief Executive Officer

/S/ MARK F. MCGETTRICK Mark F. McGettrick	Director, Executive Vice President and Chief Financial Officer

/S/ ASHWINI SAWHNEY Ashwini Sawhney	Vice President-Accounting (Chief Accounting Officer)

/S/ STEVEN A. ROGERS Steven A. Rogers	Director

Exhibit Index

Exhibit Number	Description	Dominion	Virginia Power
2	Purchase and Sale Agreement between Dominion Resources, Inc., Dominion Energy, Inc., Dominion Transmission, Inc. and CONSOL Energy Holdings LLC VI (Exhibit 99.1, Form 8-K filed March 15, 2010, File No. 1-8489).	X

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated, effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 13, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1.a	See Exhibit 3.1.a above.	X

4.1.b	See Exhibit 3.1.b above.		X

4.2	Indenture of Mortgage of Virginia Electric and Power Company, dated November 1, 1935, as supplemented and modified by Fifty-Eighth Supplemental Indentures (Exhibit 4(ii), Form 10-K for the fiscal year ended December 31, 1985, File No. 1-2255); Ninety-Second Supplemental Indenture, dated as of July 1, 2012 (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2012 filed August 1, 2012, File No. 1-2255).	X	X

4.3	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of First Supplemental Indenture, dated June 1, 1998 (Exhibit 4.2, Form 8-K filed June 12, 1998, File No. 1-2255); Form of Second Supplemental Indenture, dated June 1, 1999 (Exhibit 4.2, Form 8-K filed June 4, 1999, File No. 1-2255); Form of Third Supplemental Indenture, dated November 1, 1999 (Exhibit 4.2, Form 8-K filed October 27, 1999, File No. 1-2255); Forms of Fourth and Fifth Supplemental Indentures, dated March 1, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed March 26, 2001, File No. 1-2255); Form of Sixth Supplemental Indenture, dated January 1, 2002 (Exhibit 4.2, Form 8-K filed January 29, 2002, File No. 1-2255); Seventh Supplemental Indenture, dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255); Form of Eighth Supplemental Indenture, dated February 1, 2003 (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255); Forms of Ninth and Tenth Supplemental Indentures, dated December 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Eleventh Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255); Forms of Twelfth and Thirteenth Supplemental Indentures, dated January 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Forms of Sixteenth and Seventeenth Supplemental Indentures, dated November 1, 2007 (Exhibits 4.2 and 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255).	X	X

4.4	Indenture, Junior Subordinated Debentures, dated December 1, 1997, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)) as supplemented by a First Supplemental Indenture, dated December 1, 1997	X

Exhibit Number	Description	Dominion	Virginia Power
(Exhibit 4.1 and Exhibit 4.2 to Form S-4 Registration Statement filed April 22, 1998, File No. 333-50653); Forms of Second and Third Supplemental Indentures, dated January 1, 2001 (Exhibits 4.6 and 4.13, Form 8-K filed January 12, 2001, File No. 1-8489).

4.5	Indenture, dated May 1, 1971, between Consolidated Natural Gas Company and The Bank of New York (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank and Manufacturers Hanover Trust Company)) (Exhibit (5) to Certificate of Notification at Commission File No. 70-5012); Fifteenth Supplemental Indenture, dated October 1, 1989 (Exhibit (5) to Certificate of Notification at Commission File No. 70-7651); Seventeenth Supplemental Indenture, dated August 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167); Eighteenth Supplemental Indenture, dated December 1, 1993 (Exhibit (4) to Certificate of Notification at Commission File No. 70-8167); Nineteenth Supplemental Indenture, dated January 28, 2000 (Exhibit (4A)(iii), Form 10-K for the fiscal year ended December 31, 1999 filed March 7, 2000, File No. 1-3196); Twentieth Supplemental Indenture, dated March 19, 2001 (Exhibit 4.1, Form 10-Q for the quarter ended September 30, 2003 filed November 7, 2003, File No. 1-3196); Twenty-First Supplemental Indenture, dated June 27, 2007 (Exhibit 4.2, Form 8-K filed July 3, 2007, File No. 1-8489).	X

4.6	Indenture, dated April 1, 1995, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to United States Trust Company of New York) (Exhibit (4), Certificate of Notification No. 1 filed April 19, 1995, File No. 70-8107); First Supplemental Indenture dated January 28, 2000 (Exhibit (4A)(ii), Form 10-K for the fiscal year ended December 31, 1999 filed March 7, 2000, File No. 1-3196); Securities Resolution No. 1 effective as of April 12, 1995 (Exhibit 2, Form 8-A filed April 21, 1995, File No. 1-3196 and relating to the 7 3/8% Debentures Due April 1, 2005); Securities Resolution No. 2 effective as of October 16, 1996 (Exhibit 2, Form 8-A filed October 18, 1996, File No. 1-3196 and relating to the 6 7/8% Debentures Due October 15, 2006); Securities Resolution No. 3 effective as of December 10, 1996 (Exhibit 2, Form 8-A filed December 12, 1996, File No. 1-3196 and relating to the 6 5/8% Debentures Due December 1, 2008); Securities Resolution No. 4 effective as of December 9, 1997 (Exhibit 2, Form 8-A filed December 12, 1997, File No. 1-3196 and relating to the 6.80% Debentures Due December 15, 2027); Securities Resolution No. 5 effective as of October 20, 1998 (Exhibit 2, Form 8-A filed October 22, 1998, File No. 1-3196 and relating to the 6% Debentures Due October 15, 2010); Securities Resolution No. 6 effective as of September 21, 1999 (Exhibit 4A(iv), Form 10-K for the fiscal year ended December 31, 1999 filed March 7, 2000, File No. 1-3196, and relating to the 7 1/4% Notes Due October 1, 2004); Second Supplemental Indenture dated as of June 27, 2007 (Exhibit 4.4, Form 8-K filed July 3, 2007, File No. 1-8489).	X

4.7	Form of Senior Indenture, dated June 1, 2000, between Dominion Resources, Inc. and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed December 21, 1999, File No. 333-93187); Form of First Supplemental Indenture, dated June 1, 2000 (Exhibit 4.2, Form 8-K filed June 22, 2000, File No. 1-8489); Forms of Second and Third Supplemental Indentures, dated July 1, 2000 (Exhibits 4.2 and 4.3, Form 8-K filed July 11, 2000, File No. 1-8489); Fourth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.2, Form 8-K filed September 8, 2000, File No. 1-8489); Sixth Supplemental Indenture, dated September 1, 2000 (Exhibit 4.3, Form 8-K filed September 11, 2000, File No. 1-8489); Form of Seventh Supplemental Indenture, dated October 1, 2000 (Exhibit 4.2, Form 8-K filed October 12, 2000, File No. 1-8489); Form of Eighth Supplemental Indenture, dated January 1, 2001 (Exhibit 4.2, Form 8-K filed January 24, 2001, File No. 1-8489); Form of Ninth Supplemental Indenture, dated May 1, 2001 (Exhibit 4.4, Form 8-K filed May 25, 2001, File No. 1-8489); Form of Tenth Supplemental Indenture, dated March 1, 2002 (Exhibit 4.2, Form 8-K filed March 18, 2002, File No. 1-8489); Form of Eleventh Supplemental Indenture, dated June 1, 2002 (Exhibit 4.2, Form 8-K filed June 25, 2002, File No. 1- 8489); Form of Twelfth Supplemental Indenture, dated September 1, 2002 (Exhibit 4.2, Form 8-K filed September 11, 2002, File No. 1-8489); Thirteenth Supplemental Indenture, dated September 16, 2002 (Exhibit 4.1, Form 8-K filed September 17, 2002, File No. 1-8489); Fourteenth Supplemental Indenture, dated August 1, 2003 (Exhibit 4.4, Form 8-K filed August 20, 2003, File No. 1-8489); Forms of Fifteenth and Sixteenth Supplemental Indentures, dated December 1, 2002 (Exhibits 4.2 and 4.3, Form 8-K filed December 13, 2002, File No. 1-8489); Forms of Seventeenth and Eighteenth Supplemental Indentures, dated February 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed February 11, 2003, File No. 1-8489; Forms of Twentieth and Twenty-First Supplemental Indentures, dated March 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed March 4, 2003, File No. 1-8489); Form of Twenty-Second Supplemental Indenture, dated July 1, 2003 (Exhibit 4.2, Form 8-K filed July 22, 2003, File No. 1-8489); Form of Twenty-Third Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2,	X

Exhibit Number	Description	Dominion	Virginia Power
Form 8-K filed December 10, 2003, File No. 1-8489); Forms of Twenty-Fifth and Twenty-Sixth Supplemental Indentures, dated January 1, 2004 (Exhibits 4.2 and 4.3, Form 8-K filed January 14, 2004, File No. 1-8489); Form of Twenty-Seventh Supplemental Indenture, dated December 1, 2004 (Exhibit 4.2, Form S-4 Registration Statement filed November 10, 2004, File No. 333-120339); Forms of Twenty-Eighth and Twenty-Ninth Supplemental Indentures, dated June 1, 2005 (Exhibits 4.2 and 4.3, Form 8-K filed June 17, 2005, File No. 1-8489); Form of Thirtieth Supplemental Indenture, dated July 1, 2005 (Exhibit 4.2, Form 8-K filed July 12, 2005, File No. 1-8489); Form of Thirty-First Supplemental Indenture, dated September 1, 2005 (Exhibit 4.2, Form 8-K filed September 26, 2005, File No. 1-8489); Forms of Thirty-Second and Thirty-Third Supplemental Indentures, dated November 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed November 13, 2006, File No. 1-8489); Form of Thirty-Fourth Supplemental Indenture, dated November 1, 2007 (Exhibit 4.2, Form 8-K filed November 29, 2007, File No. 1-8489); Forms of Thirty-Fifth, Thirty-Sixth and Thirty-Seventh Supplemental Indentures, dated June 1, 2008 (Exhibits 4.2, 4.3 and 4.4, Form 8-K filed June 16, 2008, File No. 1-8489); Form of Thirty-Eighth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 26, 2008, File No. 1-8489); Thirty-Ninth Supplemental Indenture Amending the Twenty-Seventh Supplemental Indenture, dated December 1, 2008 and effective as of December 16, 2008 (Exhibit 4.1, Form 8-K filed December 5, 2008, File No. 1-8489); Form of Thirty-Ninth Supplemental Indenture, dated August 1, 2009 (Exhibit 4.3, Form 8-K filed August 12, 2009, File No. 1-8489); Fortieth Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 2, 2010, File No. 1-8489); Forty-First Supplemental Indenture, dated March 1, 2011(Exhibit 4.3, Form 8-K, filed March 7, 2011, File No. 1-8489); Forty-Second Supplemental Indenture, dated March 1, 2011 (Exhibit 4.4, Form 8-K, filed March 7, 2011, File No. 1-8489);Forty-Third Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 5, 2011, File No. 1-8489); Forty-Fourth Supplemental Indenture, dated August 1, 2011 (Exhibit 4.3, Form 8-K, filed August 15, 2011, File
No. 1-8489); Forty-Fifth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.3, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Sixth Supplemental Indenture, dated September 1, 2012 (Exhibit 4.4, Form 8-K, filed September 13, 2012, File No. 1-8489); Forty-Seventh Supplemental Indenture, dated September 1, 2012 (Exhibit 4.5, Form 8-K, filed September 13, 2012, File No. 1-8489).

4.8	Indenture, dated April 1, 2001, between Consolidated Natural Gas Company and The Bank of New York Mellon (as successor trustee to Bank One Trust Company, National Association) (Exhibit 4.1, Form S-3 Registration Statement filed December 22, 2000, File No. 333-52602); Form of First Supplemental Indenture, dated April 1, 2001 (Exhibit 4.2, Form 8-K filed April 12, 2001, File No. 1-3196); Forms of Second and Third Supplemental Indentures, dated October 25, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed October 23, 2001, File No. 1-3196); Fourth Supplemental Indenture, dated May 1, 2002 (Exhibit 4.4, Form 8-K filed May 22, 2002, File No. 1-3196); Form of Fifth Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed November 25, 2003, File No. 1-3196); Form of Sixth Supplemental Indenture, dated November 1, 2004 (Exhibit 4.2, Form 8-K filed November 16, 2004, File No. 1-3196); Seventh Supplemental Indenture, dated June 27, 2007 (Exhibit 4.6, Form 8-K filed July 3, 2007, File No. 1-8489).	X

4.9	Junior Subordinated Indenture II, dated June 1, 2006, between Dominion Resources, Inc. and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee (Exhibit 4.1, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); First Supplemental Indenture dated as of June 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489); Second Supplemental Indenture, dated as of September 1, 2006 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489); Form of Third Supplemental and Amending Indenture, dated June 1, 2009 (Exhibit 4.2, Form 8-K filed June 15, 2009, File No. 1-8489).	X

4.10	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 23, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended June 30, 2006 filed August 3, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.2, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

4.11	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated September 29, 2006 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2006 filed November 1, 2006, File No. 1-8489), as amended by Amendment No. 1 to Replacement Capital Covenant dated September 26, 2011 (Exhibit 4.3, Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011, File No. 1-8489).	X

Exhibit Number	Description	Dominion	Virginia Power
4.12	Replacement Capital Covenant entered into by Dominion Resources, Inc. dated June 17, 2009 (Exhibit 4.3, Form 8-K filed June 15, 2009, File No. 1-8489).	X

10.1	DRS Services Agreement, dated January 1, 2003, between Dominion Resources, Inc. and Dominion Resources Services, Inc. (Exhibit 10.1, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489).	X

10.2	DRS Services Agreement, dated as of January 2012, between Dominion Resources Services, Inc. and Virginia Electric and Power Company (Exhibit 10.2, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).		X

10.3	Agreement between PJM Interconnection, L.L.C. and Virginia Electric and Power Company (Exhibit 10.1, Form 8-K filed April 26, 2005, File No. 1-2255 and File No. 1-8489).	X	X

10.4	$3.0 billion Three-Year Revolving Credit Agreement dated September 24, 2010 among Dominion Resources, Inc., Virginia Electric and Power Company, JP Morgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., Barclays Capital, The Royal Bank of Scotland plc, and Wells Fargo Bank, N.A., as Syndication Agents, and other lenders named therein. (Exhibit 10.1, Form 8-K filed September 28, 2010, File No. 1-8489 and File No. 1-2255), as amended October 1, 2011 (Exhibit 10.1, Form 8-K filed October 3, 2011, File No. 1-8489 and File No. 1-2255).	X	X

10.5	$500 million Three-Year Revolving Credit Agreement dated September 24, 2010 among Dominion Resources, Inc., Virginia Electric and Power Company, Keybank National Association, as Administrative Agent, Bayerische Landesbank, New York Branch, and U.S. Bank National Association, as Syndication Agents, and other lenders named therein. (Exhibit 10.2, Form 8-K filed September 28, 2010, File No. 1-8489 and File No. 1-2255), as amended October 1, 2011 (Exhibit 10.2, Form 8-K filed October 3, 2011, File No. 1-8489 and File No. 1-2255).	X	X

10.6	Form of Settlement Agreement in the form of a proposed Consent Decree among the United States of America, on behalf of the United States Environmental Protection Agency, the State of New York, the State of New Jersey, the State of Connecticut, the Commonwealth of Virginia and the State of West Virginia and Virginia Electric and Power Company (Exhibit 10, Form 10-Q for the quarter ended March 31, 2003 filed May 9, 2003, File No. 1-8489 and File No. 1-2255).	X	X

10.7*	Dominion Resources, Inc. Executive Supplemental Retirement Plan, as amended and restated effective December 17, 2004 (Exhibit 10.5, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.8*	Dominion Resources, Inc. Incentive Compensation Plan, effective April 22, 1997, as amended and restated effective July 20, 2001 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2001 filed August 3, 2001, File No. 1-8489), as amended June 20, 2007 (Exhibit 10.9, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489 and Exhibit 10.5, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-2255).	X	X

10.9*	Form of Employment Continuity Agreement for certain officers of Dominion Resources, Inc. and Virginia Electric and Power Company, amended and restated July 15, 2003 (Exhibit 10.1, Form 10-Q for the quarter ended June 30, 2003 filed August 11, 2003, File No. 1-8489 and File No. 1-2255), as amended March 31, 2006 (Form 8-K filed April 4, 2006, File No. 1-8489).	X	X

10.10*	Dominion Resources, Inc. Retirement Benefit Restoration Plan, as amended and restated effective December 17, 2004 (Exhibit 10.6, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.11*	Dominion Resources, Inc. Executives’ Deferred Compensation Plan, amended and restated effective December 17, 2004 (Exhibit 10.7, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.12*	Dominion Resources, Inc. New Executive Supplemental Retirement Plan, effective January 1, 2005 (Exhibit 10.8, Form 8-K filed December 23, 2004, File No. 1-8489), amended January 19, 2006 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2005 filed March 2, 2006, File No. 1-8489), as amended December 1, 2006 and further amended January 1, 2007 (Exhibit 10.17, Form 10-K for the fiscal year ended December 31, 2006, filed February 28, 2007, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489).	X	X

10.13*	Dominion Resources, Inc. New Retirement Benefit Restoration Plan, effective January 1, 2005 (Exhibit 10.9, Form 8-K filed December 23, 2004, File No. 1-8489), as amended January 1, 2007 (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File	X	X

Exhibit Number	Description	Dominion	Virginia Power
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

10.14*	Dominion Resources, Inc. Stock Accumulation Plan for Outside Directors, amended as of February 27, 2004 (Exhibit 10.15, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.1, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.15*	Dominion Resources, Inc. Directors Stock Compensation Plan, as amended February 27, 2004 (Exhibit 10.16, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.2, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.16*	Dominion Resources, Inc. Directors’ Deferred Cash Compensation Plan, as amended and in effect September 20, 2002 (Exhibit 10.4, Form 10-Q for the quarter ended September 30, 2002 filed November 8, 2002, File No. 1-8489) as amended effective December 31, 2004 (Exhibit 10.3, Form 8-K filed December 23, 2004, File No. 1-8489).	X

10.17*	Dominion Resources, Inc. Non-Employee Directors’ Compensation Plan, effective January 1, 2005, as amended and restated effective January 1, 2008 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2007 filed February 28, 2008, File No. 1-8489), as amended and restated effective January 1, 2009 (Exhibit 10.21, Form 10-K for the fiscal year ended December 31, 2008 filed February 26, 2009, File No. 1-8489), as amended and restated effective December 17, 2009 (Exhibit 10.18, Form 10-K filed for the fiscal year ended December 31, 2009 filed February 26, 2010, File No. 1-8489).	X

10.18*	Dominion Resources, Inc. Leadership Stock Option Plan, effective July 1, 2000, as amended and restated effective July 20, 2001 (Exhibit 10.2, Form 10-Q for the quarter ended June 30, 2001 filed August 3, 2001, File No. 1-8489 and File No. 1-2255).	X	X

10.19*	Dominion Resources, Inc. Executive Stock Purchase Tool Kit, effective September 1, 2001, amended and restated February 18, 2011 (Exhibit 10.22, Form 10-K filed February 28, 2011, File No. 1-8489).	X

10.20*	Dominion Resources, Inc. Security Option Plan, effective January 1, 2003, amended December 31, 2004 and restated effective January 1, 2005 (Exhibit 10.13, Form 8-K filed December 23, 2004, File No. 1-8489).	X	X

10.21*	Letter agreement between Dominion Resources, Inc. and Thomas F. Farrell II, dated February 27, 2003 (Exhibit 10.24, Form 10-K for the fiscal year ended December 31, 2002 filed March 20, 2003, File No. 1-8489), as amended December 16, 2005 (Exhibit 10.1, Form 8-K filed December 16, 2005, File No. 1-8489).	X

10.22*	Employment agreement dated February 13, 2007 between Dominion Resources Services, Inc. and Mark F. McGettrick (Exhibit 10.34, Form 10-K for the fiscal year ended December 31, 2006 filed February 28, 2007, File No. 1-8489).	X

10.23*	Supplemental retirement agreement dated October 22, 2003 between Dominion Resources, Inc. and Paul D. Koonce (Exhibit 10.18, Form 10-K for the fiscal year ended December 31, 2003 filed March 1, 2004, File No. 1-2255).	X

10.24*	Supplemental Retirement Agreement dated December 12, 2000, between Dominion Resources, Inc. and David A. Christian (Exhibit 10.25, Form 10-K for the fiscal year ended December 31, 2001 filed March 11, 2002, File No. 1-2255).	X

10.25*	Form of Restricted Stock Grant under 2007 Long-Term Compensation Program approved March 30, 2007 (Exhibit 10.1, Form 8-K filed April 5, 2007, File No. 1-8489).	X	X

10.26*	Form of Restricted Stock Award Agreement under 2008 Long-Term Compensation Program approved March 27, 2008 (Exhibit 10.1, Form 8-K filed April 2, 2008, File No. 1-8489).	X	X

Exhibit Number	Description	Dominion	Virginia Power
10.27*	Form of Advancement of Expenses for certain directors and officers of Dominion Resources, Inc., approved by the Dominion Resources, Inc. Board of Directors on October 24, 2008 (Exhibit 10.2, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-8489 and Exhibit 10.3, Form 10-Q for the quarter ended September 30, 2008 filed October 30, 2008, File No. 1-2255).	X	X

10.28*	2009 Performance Grant Plan under 2009 Long-Term Compensation Program approved January 26, 2009 (Exhibit 10.1, Form 8-K filed January 29, 2009, File No. 1-8489).	X	X

10.29*	Form of Restricted Stock Award Agreement under 2009 Long-Term Compensation Program approved January 26, 2009 (Exhibit 10.2, Form 8-K filed January 29, 2009, File No. 1-8489).	X	X

10.30*	Dominion Resources, Inc. 2005 Incentive Compensation Plan, originally effective May 1, 2005, as amended and restated effective December 20, 2011 (Exhibit 10.32, Form 10-K for the fiscal year ended December 31, 2011 filed February 28, 2012, File No. 1-8489 and File No. 1-2255).	X	X

10.31*	2010 Performance Grant Plan under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.1, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X

10.32*	Form of Restricted Stock Award Agreement under 2010 Long-Term Compensation Program approved January 21, 2010 (Exhibit 10.2, Form 8-K filed January 22, 2010, File No. 1-8489).	X	X

10.33*	Supplemental Retirement Agreement with Mark F. McGettrick effective May 19, 2010 (Exhibit 10.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X	X

10.34*	2011 Performance Grant Plan under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.1, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

10.35*	Form of Restricted Stock Award Agreement under 2011 Long-Term Compensation Program approved January 20, 2011 (Exhibit 10.2, Form 8-K filed January 21, 2011, File No. 1-8489).	X	X

10.36*	Form of Restricted Stock Award Agreement for Mark F. McGettrick, Paul D. Koonce and David A. Christian under the 2005 Incentive Compensation Plan approved December 17, 2012 (Exhibit 10.1, Form 8-K filed December 21, 2012, File No. 1-8489).	X	X

10.37*	2012 Performance Grant Plan under the 2012 Long-Term Incentive Program approved January 19, 2012 (Exhibit 10.1, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X

10.38*	Form of Restricted Stock Award Agreement under the 2012 Long-term incentive Program approved January 19, 2012 (Exhibit 10.2, Form 8-K filed January 20, 2012, File No. 1-8489).	X	X

10.39*	2013 Performance Grant Plan under 2013 Long-term Incentive Program approved January 24, 2013 (Exhibit 10.1, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X

10.40*	Form of Restricted Stock Award Agreement under the 2013 Long-term Incentive Program approved January 24, 2013 (Exhibit 10.2, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X

10.41*	Restricted Stock Award Agreement for Thomas F. Farrell II, dated December 17, 2010 (Exhibit 10.1, Form 8-K filed December 17, 2010, File No. 1-8489).	X	X

10.42*	Base salaries for named executive officers of Dominion Resources, Inc. (filed herewith).	X

10.43*	Non-employee directors’ annual compensation for Dominion Resources, Inc. (filed herewith).	X

12.a	Ratio of earnings to fixed charges for Dominion Resources, Inc. (filed herewith).	X

12.b	Ratio of earnings to fixed charges for Virginia Electric and Power Company (filed herewith).		X

12.c	Ratio of earnings to fixed charges and dividends for Virginia Electric and Power Company (filed herewith).		X

21	Subsidiaries of Dominion Resources, Inc. and Virginia Electric and Power Company (filed herewith).	X	X

23	Consent of Deloitte & Touche LLP (filed herewith).	X	X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X
31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

Exhibit Number	Description	Dominion	Virginia Power
31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99.1	Dominion Resources, Inc. Earnings Release Kit (furnished herewith).	X

99.2	Supplemental Summary of 2012 Operating Earnings (furnished herewith).	X

99.3	Towers Watson Energy Services Survey participants (filed herewith).		X

101^	The following financial statements from Dominion Resources, Inc. and Virginia Electric and Power Company Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Shareholders’ Equity (iv) Consolidated Statements of Comprehensive Income (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.	X	X

*	Indicates management contract or compensatory plan or arrangement
^	This exhibit will not be deemed “filed” by Virginia Electric and Power Company for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Virginia Electric and Power Company specifically incorporates it by reference.

