Form 10-Q
period 2013-03-31
VIRGINIA ELECTRIC & POWER CO; DOMINION RESOURCES INC /VA/
filed 2013-04-25
CIK 103682, 715957

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Dominion Resources, Inc.    Yes  ☐    No  ☒             Virginia Electric and Power Company    Yes  ☐    No  ☒

At March 31, 2013, the latest practicable date for determination, Dominion Resources, Inc. had 577,676,451 shares of common stock outstanding and Virginia Electric and Power Company had 274,723 shares of common stock outstanding. Dominion Resources, Inc. is the sole holder of Virginia Electric and Power Company’s common stock.

This combined Form 10-Q represents separate filings by Dominion Resources, Inc. and Virginia Electric and Power Company. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Virginia Electric and Power Company makes no representations as to the information relating to Dominion Resources, Inc.’s other operations.

COMBINED INDEX

PAGE2

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

Appalachian Gateway Project

Dominion Energy project completed in September 2012 to provide approximately 484,000 Dth per day of firm transportation services for new Appalachian gas supplies in West Virginia and southwestern Pennsylvania to an interconnection with Texas Eastern Transmission, LP at Oakford, Pennsylvania.

AROs	Asset retirement obligations

ARP	Acid Rain Program, a market-based initiative for emissions allowance trading, established pursuant to Title IV of the CAA

bcf	Billion cubic feet

Bear Garden	Bear Garden power station, a 590 MW combined cycle, natural gas-fired power station in Buckingham County, Virginia

Blue Racer	Blue Racer Midstream, LLC, a joint venture with Caiman

BOD	Board of Directors

BP	BP Wind Energy North America Inc.

Brayton Point	Brayton Point power station, a 1,528 MW power station in Somerset, Massachusetts, with three coal-fired units and one unit fired by natural gas or oil

CAA	Clean Air Act

Caiman	Caiman Energy II, LLC

CAIR	Clean Air Interstate Rule

Carson-to-Suffolk line	Virginia Power 60-mile 500 kV transmission line in southeastern Virginia

CEO	Chief Executive Officer

CERCLA	Comprehensive Environmental Response, Compensation and Liability Act of 1980

CFO	Chief Financial Officer

CO2	Carbon dioxide

COL	Combined Construction Permit and Operating License

Companies	Dominion and Virginia Power, collectively

Cooling degree days	Units measuring the extent to which the average daily temperature is greater than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

Cove Point	Dominion Cove Point LNG, LP

CSAPR	Cross State Air Pollution Rule

CWA	Clean Water Act

DEI	Dominion Energy, Inc.

DOE	Department of Energy

Dominion

The legal entity, Dominion Resources, Inc., one or more of its consolidated subsidiaries (other than Virginia Power) or operating segments or the entirety of Dominion Resources, Inc. and its consolidated subsidiaries

DRS	Dominion Resources Services, Inc.

DSM	Demand-side management

DTI	Dominion Transmission, Inc.

Dth	Dekatherm

DVP	Dominion Virginia Power operating segment

East Ohio	The East Ohio Gas Company, doing business as Dominion East Ohio

Elwood	Elwood power station, a 1,424 MW power station outside Chicago, Illinois, with nine 158 MW natural gas-fired combustion turbines, in which Dominion owns a 50 percent interest (712 MW)

Energy Capital Partners	A private equity firm with offices in Short Hills, New Jersey and San Diego, California

EPA	Environmental Protection Agency

EPS	Earnings per share

ESBWR	General Electric-Hitachi’s Economic Simplified Boiling Water Reactor

Fairless	Fairless power station

PAGE3

Abbreviation or Acronym	Definition
FERC	Federal Energy Regulatory Commission

Fowler Ridge	A wind-turbine facility joint venture between Dominion and BP in Benton County, Indiana

FTRs	Financial transmission rights

GAAP	U.S. generally accepted accounting principles

Gal	Gallon

GHG	Greenhouse gas

Heating degree days	Units measuring the extent to which the average daily temperature is less than 65 degrees Fahrenheit, calculated as the difference between 65 degrees and the average temperature for that day

INPO	Institute of Nuclear Power Operations

ISO	Independent system operator

ISO-NE	ISO New England

Kewaunee	Kewaunee nuclear power station

Kincaid	Kincaid power station, a 1,158 MW power station in Kincaid, Illinois, with two 579 MW coal-fired units

kV	Kilovolt

kWh	Kilowatt – hour

Line TL-404	An approximately 26-mile, 24- and 30- inch interstate gas pipeline that extends from Wetzel County, West Virginia to Monroe County, Ohio

LNG	Liquefied natural gas

Maryland Commission	Maryland Public Service Commission

MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Meadow Brook-to-Loudoun line	Virginia Power 65-mile 500 kV transmission line that begins in Warren County, Virginia and terminates in Loudoun County, Virginia

Millstone	Millstone nuclear power station

MISO	Midwest Independent Transmission System Operator, Inc.

Moody’s	Moody’s Investors Service

MW	Megawatt

MWh	Megawatt hour

NCEMC	North Carolina Electric Membership Corporation

NedPower	A wind-turbine facility joint venture between Dominion and Shell in Grant County, West Virginia

NGLs	Natural gas liquids

North Anna	North Anna nuclear power station

North Carolina Commission	North Carolina Utilities Commission

NOx	Nitrogen oxide

NPDES	National Pollutant Discharge Elimination System

NRC	Nuclear Regulatory Commission

NSPS	New Source Performance Standards

ODEC	Old Dominion Electric Cooperative

Ohio Commission	Public Utilities Commission of Ohio

PIPP	Percentage of Income Payment Plan

PIR	Pipeline Infrastructure Replacement program deployed by East Ohio

PJM	PJM Interconnection, L.L.C.

ppb	Parts-per-billion

Regulation Act

Legislation effective July 1, 2007, that amended the Virginia Electric Utility Restructuring Act and fuel factor statute, which legislation is also known as the Virginia Electric Utility Regulation Act

RGGI	Regional Greenhouse Gas Initiative

Rider B	A rate adjustment clause associated with the recovery of costs related to the conversion of three of Virginia Power’s coal-fired power stations to biomass

Rider R	A rate adjustment clause associated with the recovery of costs related to Bear Garden

Rider S	A rate adjustment clause associated with the recovery of costs related to the Virginia City Hybrid Energy Center

Rider W	A rate adjustment clause associated with the recovery of costs related to Warren County

Riders C1A and C2A	Rate adjustment clauses associated with the recovery of costs related to certain DSM programs approved in the 2011 DSM case

PAGE4

Abbreviation or Acronym	Definition
ROE	Return on equity

RTO	Regional transmission organization

Salem Harbor	Salem Harbor power station

SEC	Securities and Exchange Commission

Shell	Shell WindEnergy, Inc.

SO2	Sulfur dioxide

Standard & Poor’s	Standard & Poor’s Ratings Services, a division of the McGraw-Hill Companies, Inc.

State Line	State Line power station

TGP	Tennessee Gas Pipeline Company

U.S.	United States of America

UAO	Unilateral Administrative Order

VIE	Variable interest entity

Virginia City Hybrid Energy Center	A 600 MW baseload carbon-capture compatible, clean coal powered electric generation facility in Wise County, Virginia

Virginia Commission	Virginia State Corporation Commission

Virginia Power	The legal entity, Virginia Electric and Power Company, one or more of its consolidated subsidiaries or operating segments or the entirety of Virginia Power and its consolidated subsidiaries

Virginia Settlement Approval Order	Order issued by the Virginia Commission in March 2010 concluding Virginia Power’s 2009 Base Rate Review

Warren County	Warren County power station, a 1,329 MW combined-cycle, natural gas-fired power station under construction in Warren County, Virginia

PAGE5

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012(1)
(millions, except per share amounts)
Operating Revenue	$3,523	$3,397

Operating Expenses
Electric fuel and other energy-related purchases	951	912
Purchased electric capacity	88	113
Purchased gas	467	412
Other operations and maintenance	623	607
Depreciation, depletion and amortization	297	273
Other taxes	167	162

Total operating expenses	2,593	2,479

Income from operations	930	918

Other income	87	74
Interest and related charges	228	212

Income from continuing operations including noncontrolling interests before income tax expense	789	780
Income tax expense	288	269

Income from continuing operations including noncontrolling interests	501	511
Income (loss) from discontinued operations(2)	1	(10)

Net Income Including Noncontrolling Interests	502	501
Noncontrolling Interests	7	7

Net Income Attributable to Dominion	$495	$494

Amounts Attributable to Dominion:
Income from continuing operations, net of tax	$494	$504
Income (loss) from discontinued operations, net of tax	1	(10)

Net income attributable to Dominion	$495	$494

Earnings Per Common Share-Basic
Income from continuing operations	$0.86	$0.88
Income (loss) from discontinued operations	—	(0.02)

Net income attributable to Dominion	$0.86	$0.86

Earnings Per Common Share-Diluted
Income from continuing operations	$0.86	$0.88
Income (loss) from discontinued operations	—	(0.02)

Net income attributable to Dominion	$0.86	$0.86

Dividends declared per common share	$0.5625	$0.5275

(1)	Recast to reflect Brayton Point and Kincaid as discontinued operations, as discussed in Note 3.
(2)	Includes income tax (expense) benefit of $(—) and $10 million for the three months ended March 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

PAGE6

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
(millions)
Net income including noncontrolling interests	$502	$501
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	(90)	128
Changes in unrealized net gains on investment securities(2)	78	85
Amounts reclassified to net income:
Net derivative (gains) losses-hedging activities(3)	76	(16)
Net realized gains on investment securities(4)	(27)	(10)
Net pension and other postretirement benefit costs(5)	20	12

Total other comprehensive income	57	199

Comprehensive income including noncontrolling interests	559	700
Comprehensive income attributable to noncontrolling interests	7	7

Comprehensive income attributable to Dominion	$552	$693

(1)	Net of $54 million and $(80) million tax for the three months ended March 31, 2013 and 2012, respectively.
(2)	Net of $(51) million and $(56) million tax for the three months ended March 31, 2013 and 2012, respectively.
(3)	Net of $(48) million and $12 million tax for the three months ended March 31, 2013 and 2012, respectively.
(4)	Net of $18 million and $6 million tax for the three months ended March 31, 2013 and 2012, respectively.
(5)	Net of $(9) million tax for both the three months ended March 31, 2013 and 2012.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

PAGE7

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$35	$248
Customer receivables (less allowance for doubtful accounts of $29 and $28)	1,758	1,621
Other receivables (less allowance for doubtful accounts of $4 at both dates)	73	96
Inventories	1,039	1,259
Derivative assets	527	518
Assets held for sale	313	—
Other	1,403	1,398

Total current assets	5,148	5,140

Investments
Nuclear decommissioning trust funds	3,547	3,330
Investment in equity method affiliates	559	558
Other	294	303

Total investments	4,400	4,191

Property, Plant and Equipment
Property, plant and equipment	43,705	43,364
Property, plant and equipment, VIE	957	957
Accumulated depreciation, depletion and amortization	(13,753)	(13,548)

Total property, plant and equipment, net	30,909	30,773

Deferred Charges and Other Assets
Goodwill	3,128	3,130
Regulatory assets	1,696	1,717
Other	1,835	1,887

Total deferred charges and other assets	6,659	6,734

Total assets	$47,116	$46,838

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

PAGE8

DOMINION RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2013	December 31, 2012(1)
(millions)
LIABILITIES AND EQUITY
Current Liabilities
Securities due within one year	$1,193	$1,363
Securities due within one year, VIE	852	860
Short-term debt	2,003	2,412
Accounts payable	950	1,137
Derivative liabilities	556	510
Liabilities held for sale	48	—
Other	1,370	1,481

Total current liabilities	6,972	7,763

Long-Term Debt
Long-term debt	15,904	15,478
Junior subordinated notes	1,373	1,373

Total long-term debt	17,277	16,851

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	6,070	5,800
Asset retirement obligations	1,611	1,641
Pension and other postretirement benefit liabilities	1,834	1,831
Regulatory liabilities	1,646	1,514
Other	521	556

Total deferred credits and other liabilities	11,682	11,342

Total liabilities	35,931	35,956

Commitments and Contingencies (see Note 15)
Subsidiary Preferred Stock Not Subject to Mandatory Redemption	257	257

Equity
Common stock – no par(2)	5,571	5,493
Other paid-in capital	156	162
Retained earnings	5,961	5,790
Accumulated other comprehensive loss	(820)	(877)

Total common shareholders’ equity	10,868	10,568

Noncontrolling interest	60	57

Total equity	10,928	10,625

Total liabilities and equity	$47,116	$46,838

(1)	Dominion’s Consolidated Balance Sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date.
(2)	1 billion shares authorized; 578 million shares and 576 million shares outstanding at March 31, 2013 and December 31, 2012, respectively.

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

PAGE9

DOMINION RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31,	2013	2012
(millions)
Operating Activities
Net income including noncontrolling interests	$502	$501
Adjustments to reconcile net income including noncontrolling interests to net cash provided by operating activities:
Depreciation, depletion and amortization (including nuclear fuel)	366	353
Deferred income taxes and investment tax credits	266	269
Rate refunds	(5)	(55)
Other adjustments	(52)	(72)
Changes in:
Accounts receivable	(124)	327
Inventories	133	99
Deferred fuel and purchased gas costs, net	16	162
Prepayments	(17)	37
Accounts payable	(135)	(275)
Accrued interest, payroll and taxes	(33)	89
Margin deposit assets and liabilities	(65)	97
Other operating assets and liabilities	200	91

Net cash provided by operating activities	1,052	1,623

Investing Activities
Plant construction and other property additions (including nuclear fuel)	(904)	(981)
Proceeds from sales of securities	554	415
Purchases of securities	(574)	(420)
Other	62	40

Net cash used in investing activities	(862)	(946)

Financing Activities
Repayment of short-term debt, net	(409)	(757)
Issuance of long-term debt	1,250	450
Repayment of long-term debt	(712)	(104)
Repayment of affiliated notes payable	(258)	—
Issuance of common stock	73	69
Common dividend payments	(324)	(301)
Subsidiary preferred dividend payments	(4)	(4)
Other	(19)	1

Net cash used in financing activities	(403)	(646)

Increase (decrease) in cash and cash equivalents	(213)	31
Cash and cash equivalents at beginning of period	248	102

Cash and cash equivalents at end of period	$35	$133

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$200	$298

The accompanying notes are an integral part of Dominion’s Consolidated Financial Statements.

PAGE10

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
(millions)
Operating Revenue	$1,781	$1,754

Operating Expenses
Electric fuel and other energy-related purchases	570	614
Purchased electric capacity	88	113
Other operations and maintenance:
Affiliated suppliers	74	83
Other	245	223
Depreciation and amortization	207	188
Other taxes	67	65

Total operating expenses	1,251	1,286

Income from operations	530	468

Other income	25	23
Interest and related charges	93	100

Income before income tax expense	462	391
Income tax expense	175	148

Net Income	287	243
Preferred dividends	4	4

Balance available for common stock	$283	$239

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

PAGE11

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
(millions)
Net income	$287	$243
Other comprehensive income (loss), net of taxes:
Net deferred gains (losses) on derivatives-hedging activities(1)	2	(1)
Changes in unrealized net gains on nuclear decommissioning trust funds(2)	8	9
Amounts reclassified to net income:
Net derivative losses-hedging activities(3)	—	1
Net realized gains on nuclear decommissioning trust funds(4)	(1)	(1)

Other comprehensive income	9	8

Comprehensive income	$296	$251

(1)	Net of $(1) million and $— million tax for the three months ended March 31, 2013 and 2012, respectively.
(2)	Net of $(5) million tax for both the three months ended March 31, 2013 and 2012.
(3)	Net of $— million and $(1) million tax for the three months ended March 31, 2013 and 2012, respectively.
(4)	Net of $1 million tax for both the three months ended March 31, 2013 and 2012.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

PAGE12

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012(1)
(millions)
ASSETS
Current Assets
Cash and cash equivalents	$3	$28
Customer receivables (less allowance for doubtful accounts of $10 at both dates)	892	849
Other receivables (less allowance for doubtful accounts of $3 at both dates)	39	51
Inventories (average cost method)	721	789
Prepayments	37	23
Other	189	241

Total current assets	1,881	1,981

Investments
Nuclear decommissioning trust funds	1,608	1,515
Other	14	14

Total investments	1,622	1,529

Property, Plant and Equipment
Property, plant and equipment	31,085	30,631
Accumulated depreciation and amortization	(10,157)	(10,014)

Total property, plant and equipment, net	20,928	20,617

Deferred Charges and Other Assets
Intangible assets	182	181
Regulatory assets	388	396
Other	117	107

Total deferred charges and other assets	687	684

Total assets	$25,118	$24,811

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

PAGE13

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

	March 31, 2013	December 31, 2012(1)
(millions)
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Securities due within one year	$18	$418
Short-term debt	661	992
Accounts payable	347	430
Payables to affiliates	61	67
Affiliated current borrowings	57	435
Accrued interest, payroll and taxes	294	204
Other	319	461

Total current liabilities	1,757	3,007

Long-Term Debt	7,445	6,251

Deferred Credits and Other Liabilities
Deferred income taxes and investment tax credits	3,918	3,879
Asset retirement obligations	709	705
Regulatory liabilities	1,414	1,285
Other	241	194

Total deferred credits and other liabilities	6,282	6,063

Total liabilities	15,484	15,321

Commitments and Contingencies (see Note 15)
Preferred Stock Not Subject to Mandatory Redemption	257	257

Common Shareholder’s Equity
Common stock – no par(2)	5,738	5,738
Other paid-in capital	1,113	1,113
Retained earnings	2,492	2,357
Accumulated other comprehensive income	34	25

Total common shareholder’s equity	9,377	9,233

Total liabilities and shareholder’s equity	$25,118	$24,811

(1)	Virginia Power’s Consolidated Balance Sheet at December 31, 2012 has been derived from the audited Consolidated Financial Statements at that date.
(2)	500,000 shares authorized; 274,723 shares outstanding at March 31, 2013 and December 31, 2012.

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

PAGE14

VIRGINIA ELECTRIC AND POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2013	2012
(millions)
Operating Activities
Net income	$287	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including nuclear fuel)	250	222
Deferred income taxes and investment tax credits	112	85
Rate refunds	(5)	(55)
Other adjustments	(17)	(20)
Changes in:
Accounts receivable	(31)	125
Affiliated accounts receivable and payable	(6)	(15)
Inventories	68	20
Deferred fuel expenses	(19)	156
Accounts payable	(65)	(59)
Accrued interest, payroll and taxes	90	137
Other operating assets and liabilities	43	67

Net cash provided by operating activities	707	906

Investing Activities
Plant construction and other property additions	(592)	(483)
Purchases of nuclear fuel	(47)	(67)
Purchases of securities	(206)	(193)
Proceeds from sales of securities	189	191
Other	1	(6)

Net cash used in investing activities	(655)	(558)

Financing Activities
Repayment of short-term debt, net	(331)	(639)
Repayment of affiliated current borrowings, net	(378)	—
Issuance of long-term debt	1,250	450
Repayment of long-term debt	(451)	(1)
Common dividend payments	(148)	(149)
Preferred dividend payments	(4)	(4)
Other	(15)	(6)

Net cash used in financing activities	(77)	(349)

Decrease in cash and cash equivalents	(25)	(1)
Cash and cash equivalents at beginning of period	28	29

Cash and cash equivalents at end of period	$3	$28

Supplemental Cash Flow Information
Significant noncash investing activities:
Accrued capital expenditures	$117	$208

The accompanying notes are an integral part of Virginia Power’s Consolidated Financial Statements.

PAGE15

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

In Dominion’s and Virginia Power’s opinion, the accompanying unaudited Consolidated Financial Statements contain all adjustments necessary to present fairly their financial position as of March 31, 2013, and their results of operations and cash flows for the three months ended March 31, 2013 and 2012. Such adjustments are normal and recurring in nature unless otherwise noted.

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

Certain amounts in Dominion’s and Virginia Power’s 2012 Consolidated Financial Statements and Notes have been reclassified to conform to the 2013 presentation for comparative purposes. The reclassifications did not affect the Companies’ net income, total assets, liabilities, equity or cash flows.

Amounts disclosed for Dominion are inclusive of Virginia Power, where applicable.

Note 3. Dispositions

Sale of Brayton Point, Kincaid and Equity Method Investment in Elwood

In March 2013, Dominion entered into an agreement with Energy Capital Partners to sell Brayton Point, Kincaid, and its 50% interest in Elwood, which is an equity method investment.

PAGE16

The transaction is expected to close in the second quarter of 2013, subject to FERC approval. The sales price is approximately $472 million, subject to customary closing adjustments. In the first quarter of 2013, Brayton Point’s and Kincaid’s assets and liabilities to be disposed of were classified as held for sale and adjusted to their estimated fair value less cost to sell, resulting in a pre-tax impairment charge of $37 million ($22 million after-tax), which is included in discontinued operations in Dominion’s Consolidated Statement of Income. Dominion used the market approach to estimate the fair value of Brayton Point’s and Kincaid’s long-lived assets. This was considered a Level 2 fair value measurement given it was based on the agreed-upon sales price. The carrying amounts of the major classes of assets and liabilities classified as held for sale in Dominion’s Consolidated Balance Sheet are as follows:

At March 31,	2013
(millions)
Assets
Current assets	$109
Property, plant and equipment, net	187
Other assets	17

Total assets	$313

Liabilities
Current liabilities	$28
Asset retirement obligations	19
Other liabilities	1

Total liabilities	$48

The following table presents selected information regarding the results of operations of Brayton Point and Kincaid, which are reported as discontinued operations in Dominion’s Consolidated Statements of Income:

	Three Months Ended March 31,
	2013	2012
(millions)
Operating revenue	$154	$65
Income (loss) before income taxes	1	(22)

Dominion’s 50% interest in Elwood is an equity method investment and therefore, in accordance with applicable accounting guidance, the carrying amount of this investment is not classified as held for sale nor are the equity earnings from this investment reported as discontinued operations.

Sale of Salem Harbor and State Line

In August 2012, Dominion completed the sale of Salem Harbor. During the second quarter of 2012, Dominion completed the sale of State Line, which ceased operations in March 2012.

The following table presents selected information regarding the results of operations of Salem Harbor and State Line, which are classified in discontinued operations in Dominion’s Consolidated Statement of Income:

Three months ended March 31,	2012
(millions)
Operating revenue	$30
Income before income taxes	2

PAGE17

Note 4. Operating Revenue

The Companies’ operating revenue consists of the following:

	Three Months Ended March 31,
	2013	2012
(millions)
Dominion
Electric sales:
Regulated	$1,761	$1,724
Nonregulated	658	643
Gas sales:
Regulated	132	99
Nonregulated	345	398
Gas transportation and storage	467	405
Other	160	128

Total operating revenue	$3,523	$3,397

Virginia Power
Regulated electric sales	$1,761	$1,724
Other	20	30

Total operating revenue	$1,781	$1,754

Note 5. Income Taxes

For continuing operations, including noncontrolling interests, the statutory U.S. federal income tax rate reconciles to Dominion’s and Virginia Power’s effective income tax rate as follows:

	Dominion		Virginia Power
Three Months Ended March 31,	2013	2012	2013	2012
U.S. statutory rate	35.0%	35.0%	35.0%	35.0%
Increases (reductions) resulting from:
State taxes, net of federal benefit	4.0	4.0	3.9	3.9
Investment and production tax credits	(1.5)	(0.5)	—	—
Valuation allowances	0.1	(2.6)	—	—
AFUDC – equity	(0.7)	(0.7)	(1.3)	(0.9)
Other, net	(0.4)	(0.7)	0.2	(0.2)

Effective tax rate	36.5%	34.5%	37.8%	37.8%

Dominion’s effective tax rate in 2012 reflects a $20 million reduction of valuation allowance related to state operating loss carryforwards attributable to Fairless. After considering the results of Fairless’ operations in recent years and a forecast of future operating results reflecting Dominion’s planned purchase of the facility, Dominion concluded that it was more likely than not that the tax benefit of the operating losses would be realized. Significant assumptions included future commodity prices, in particular, those for electric energy produced by Fairless and those for natural gas, as compared to other fuels used for the generation of electricity, which would significantly influence the extent to which Fairless is dispatched by PJM.

As of March 31, 2013, there have been no material changes in Dominion’s and Virginia Power’s unrecognized tax benefits or possible changes that could reasonably be expected to occur during the next twelve months. See Note 5 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of these unrecognized tax benefits.

PAGE18

Note 6. Earnings Per Share

The following table presents the calculation of Dominion’s basic and diluted EPS:

	Three Months Ended March 31,
	2013	2012
(millions, except EPS)
Net income attributable to Dominion	$495	$494

Average shares of common stock outstanding – Basic	576.6	570.5
Net effect of potentially dilutive securities(1)	0.9	1.4

Average shares of common stock outstanding – Diluted	577.5	571.9

Earnings Per Common Share – Basic	$0.86	$0.86
Earnings Per Common Share – Diluted	$0.86	$0.86

(1)	Potentially dilutive securities consist primarily of goal-based stock and contingently convertible senior notes.

There were no potentially dilutive securities excluded from the calculation of diluted EPS for the three months ended March 31, 2013 and 2012.

PAGE19

Note 7. Accumulated Other Comprehensive Income

The following table presents Dominion’s changes in AOCI by component, net of tax for the three months ended March 31, 2013:

	Deferred gains and losses on derivatives- hedging activities	Unrealized gains and losses on investment securities	Unrecognized pension and other postretirement benefit costs	Total
(millions)
Beginning balance	$(122)	$326	$(1,081)	$(877)
Other comprehensive income (loss) before reclassifications: gains (losses)	(90)	78	—	(12)
Amounts reclassified from accumulated other comprehensive income (loss)(1): (gains) losses	76	(27)	20	69

Net current-period other comprehensive income (loss)	(14)	51	20	57

Ending balance	$(136)	$377	$(1,061)	$(820)

(1)	See table below for details about these reclassifications.

The following table presents Dominion’s reclassifications out of AOCI by component for the three months ended March 31, 2013:

Details about AOCI components	Amounts reclassified from AOCI	Affected line item in the Consolidated Statements of Income
(millions)
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$84	Operating revenue
	34	Purchased gas
	3	Electric fuel and other energy-related purchases
Interest rate contracts	3	Interest and related charges

	124
Tax	(48)	Income tax expense

	$76

Unrealized (gains) and losses on investment securities:
Realized (gain) loss on sale of securities	$(47)	Other income
Impairment	2	Other income

	(45)
Tax	18	Income tax expense

	$(27)

Unrecognized pension and other postretirement benefit costs:
Actuarial (gains) losses	$29	Other operations and maintenance

	29
Tax	(9)	Income tax expense

	$20

PAGE20

Note 8. Fair Value Measurements

Dominion’s and Virginia Power’s fair value measurements are made in accordance with the policies discussed in Note 6 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2012. See Note 9 in this report for further information about their derivatives and hedge accounting activities.

Dominion and Virginia Power enter into certain physical and financial forwards and futures, options, and full requirements contracts, which are considered Level 3 as they have one or more inputs that are not observable and are significant to the valuation. The discounted cash flow method is used to value Level 3 physical and financial forwards, futures, and full requirements contracts. An option model is used to value Level 3 physical and financial options. The discounted cash flow model for forwards and futures calculates mark-to-market valuations based on forward market prices, original transaction prices, volumes, risk-free rate of return, and credit spreads. Full requirements contracts add load shaping and usage factors in addition to the discounted cash flow model inputs. The option model calculates mark-to-market valuations using variations of the Black-Scholes option model. The inputs into the models are the forward market prices, implied price volatilities, mean reversions, risk-free rate of return, the option expiration dates, the option strike prices, price correlations, the original sales prices, and volumes. For Level 3 fair value measurements, the forward market prices, the implied price volatilities, price correlations, load shaping, and usage factors are considered unobservable. The unobservable inputs are developed and substantiated using historical information, available market data, third-party data, and statistical analysis. Periodically, inputs to valuation models are reviewed and revised as needed, based on historical information, updated market data, market liquidity and relationships, and changes in third-party pricing sources.

PAGE21

The following table presents Dominion’s quantitative information about Level 3 fair value measurements. The range and weighted average are presented in dollars for market price inputs and percentages for price volatility, price correlations, load shaping, and usage factors.

	Fair Value (millions)	Valuation Techniques	Unobservable Input		Range	Weighted Average(1)

At March 31, 2013
Assets:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$11	Discounted Cash Flow	Market Price (per Dth)	(3)	(1) - 6	3
Electricity	7	Discounted Cash Flow	Market Price (per MWh)	(3)	34 - 76	49
FTRs	2	Discounted Cash Flow	Market Price (per MWh)	(3)	(3) - 5	0
Liquids	18	Discounted Cash Flow	Market Price (per Gal)	(3)	0 - 3	1
Physical and Financial Options:
Natural Gas	4	Option Model	Market Price (per Dth)	(3)	3 - 11	4
			Price Volatility	(4)	8% - 546%(9)	42%
			Price Correlation	(5)	37% - 100%	57%
			Mean Reversion	(6)	0 - 58	11
Full Requirements Contracts:
Electricity	9	Discounted Cash Flow	Market Price (per MWh)	(3)	11 - 480(10)	47
			Load Shaping	(7)	1% - 8%	4%
			Usage Factor	(8)	1% - 7%	5%

Total assets	$51

Liabilities:
Physical and Financial Forwards and Futures:
Natural Gas(2)	$18	Discounted Cash Flow	Market Price (per Dth)	(3)	(1) - 6	2
Electricity	1	Discounted Cash Flow	Market Price (per MWh)	(3)	23 - 43	33
FTRs	5	Discounted Cash Flow	Market Price (per MWh)	(3)	(1) - 18	1
Liquids	12	Discounted Cash Flow	Market Price (per Gal)	(3)	1 - 3	2
Physical and Financial Options:
Natural Gas	6	Option Model	Market Price (per Dth)	(3)	3 - 11	5
			Price Volatility	(4)	8% - 546%(9)	27%
			Price Correlation	(5)	37% - 100%	57%
			Mean Reversion	(6)	0 - 58	11

Total liabilities	$42

(1)	Averages weighted by volume.
(2)	Includes basis.
(3)	Represents market prices beyond defined terms for Levels 1 & 2.
(4)	Represents volatilities unrepresented in published markets.
(5)	Represents intra-price correlations for which markets do not exist.
(6)	Represents mean-reverting property in price simulation modeling.
(7)	Converts block monthly loads to 24-hour load shapes.
(8)	Represents expected increase (decrease) in sales volumes compared to historical usage.
(9)	The range in volatilities is the result of large variability in natural gas basis prices.
(10)	The range in market prices is the result of large variability in hourly power prices during peak and off-peak hours.

PAGE22

Sensitivity of the fair value measurements to changes in the significant unobservable inputs is as follows:

Significant Unobservable Inputs	Position	Change to Input	Impact on Fair Value Measurement
Market Price	Buy	Increase (decrease)	Gain (loss)
Market Price	Sell	Increase (decrease)	Loss (gain)
Price Volatility	Buy	Increase (decrease)	Gain (loss)
Price Volatility	Sell	Increase (decrease)	Loss (gain)
Price Correlation	Buy	Increase (decrease)	Loss (gain)
Price Correlation	Sell	Increase (decrease)	Gain (loss)
Mean Reversion	Buy	Increase (decrease)	Loss (gain)
Mean Reversion	Sell	Increase (decrease)	Gain (loss)
Load Shaping	Sell(1)	Increase (decrease)	Loss (gain)
Usage Factor	Sell(2)	Increase (decrease)	Gain (loss)

(1)	Assumes the contract is in a gain position and load increases during peak hours.
(2)	Assumes the contract is in a gain position.

Non-recurring Fair Value Measurements

See Note 3 for a non-recurring fair value measurement related to Brayton Point and Kincaid.

PAGE23

Recurring Fair Value Measurements

Dominion

The following table presents Dominion’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2013
Assets:
Derivatives:
Commodity	$12	$610	$51	$673
Interest rate	—	78	—	78
Investments(1):
Equity securities:
U.S.:
Large cap	2,065	—	—	2,065
Other	68	—	—	68
Non-U.S.:
Large cap	12	—	—	12
Fixed income:
Corporate debt instruments	—	364	—	364
U.S. Treasury securities and agency debentures	454	195	—	649
State and municipal	—	299	—	299
Other	—	8	—	8
Cash equivalents and other	1	80	—	81
Restricted cash equivalents	—	20	—	20

Total assets	$2,612	$1,654	$51	$4,317

Liabilities:
Derivatives:
Commodity	$13	$556	$42	$611
Interest rate	—	33	—	33

Total liabilities	$13	$589	$42	$644

At December 31, 2012
Assets:
Derivatives:
Commodity	$12	$639	$84	$735
Interest rate	—	93	—	93
Investments(1):
Equity securities:
U.S.:
Large cap	1,973	—	—	1,973
Other	59	—	—	59
Non-U.S.:
Large cap	12	—	—	12
Fixed income:
Corporate debt instruments	—	325	—	325
U.S. Treasury securities and agency debentures	391	152	—	543
State and municipal	—	315	—	315
Other	—	7	—	7
Cash equivalents and other	13	67	—	80
Restricted cash equivalents	—	33	—	33

Total assets	$2,460	$1,631	$84	$4,175

Liabilities:
Derivatives:
Commodity	$8	$528	$59	$595
Interest rate	—	66	—	66

Total liabilities	$8	$594	$59	$661

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

PAGE24

The following table presents the net change in Dominion’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2013	2012
(millions)
Beginning balance	$25	$(71)
Total realized and unrealized gains (losses):
Included in earnings	14	(35)
Included in other comprehensive income (loss)	9	5
Included in regulatory assets/liabilities	(5)	11
Settlements	(26)	30
Transfers out of Level 3	(8)	(1)

Ending balance	$9	$(61)

The amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	$(5)	$1

The following table presents Dominion’s classification of gains and losses included in earnings in the Level 3 fair value category:

	Operating revenue	Electric fuel and other energy-related purchases	Total
(millions)
Three Months Ended March 31, 2013
Total gains (losses) included in earnings	$12	$2	$14

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	(5)	—	(5)
Three Months Ended March 31, 2012
Total gains (losses) included in earnings	$(9)	$(26)	$(35)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets/liabilities still held at the reporting date	1	—	1

PAGE25

Virginia Power

The following table presents Virginia Power’s assets and liabilities that are measured at fair value on a recurring basis for each hierarchy level, including both current and noncurrent portions:

	Level 1	Level 2	Level 3	Total
(millions)
At March 31, 2013
Assets:
Derivatives:
Commodity	$—	$6	$2	$8
Interest rate	—	3	—	3
Investments(1):
Equity securities:
U.S.:
Large cap	864	—	—	864
Other	30	—	—	30
Fixed income:
Corporate debt instruments	—	214	—	214
U.S. Treasury securities and agency debentures	177	75	—	252
State and municipal	—	104	—	104
Other	—	1	—	1
Cash equivalents and other	—	29	—	29
Restricted cash equivalents	—	10	—	10

Total assets	$1,071	$442	$2	$1,515

Liabilities:
Derivatives:
Commodity	$—	$2	$5	$7

Total liabilities	$—	$2	$5	$7

At December 31, 2012
Assets:
Derivatives:
Commodity	$—	$1	$5	$6
Investments(1):
Equity securities:
U.S.:
Large cap	779	—	—	779
Other	27	—	—	27
Fixed income:
Corporate debt instruments	—	196	—	196
U.S. Treasury securities and agency debentures	168	66	—	234
State and municipal	—	118	—	118
Other	—	1	—	1
Cash equivalents and other	7	31	—	38
Restricted cash equivalents	—	10	—	10

Total assets	$981	$423	$5	$1,409

Liabilities:
Derivatives:
Commodity	$—	$6	$3	$9
Interest rate	—	25	—	25

Total liabilities	$—	$31	$3	$34

(1)	Includes investments held in the nuclear decommissioning and rabbi trusts.

PAGE26

The following table presents the net change in Virginia Power’s assets and liabilities measured at fair value on a recurring basis and included in the Level 3 fair value category:

	Three Months Ended March 31,
	2013	2012
(millions)
Beginning balance	$2	$(28)
Total realized and unrealized gains (losses):
Included in earnings	2	(27)
Included in regulatory assets/liabilities	(5)	11
Settlements	(2)	27

Ending balance	$(3)	$(17)

The gains and losses included in earnings in the Level 3 fair value category were classified in electric fuel and other energy-related purchases in Virginia Power’s Consolidated Statements of Income for the three months ended March 31, 2013 and 2012. There were no unrealized gains or losses included in earnings in the Level 3 fair value category relating to assets/liabilities still held at the reporting date for the three months ended March 31, 2013 and 2012.

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

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value(1)	Carrying Amount	Estimated Fair Value(1)
(millions)
Dominion

Long-term debt, including securities due within one year(2)	$17,097	$19,874	$16,841	$19,898

Securities due within one year, VIE(3)	852	855	860	864
Junior subordinated notes	1,373	1,435	1,373	1,430

Subsidiary preferred stock(4)	257	260	257	255
Virginia Power

Long-term debt, including securities due within one year(2)	$7,463	$8,929	$6,669	$8,270

Preferred stock(4)	257	260	257	255

(1)	Fair value is estimated using market prices, where available, and interest rates currently available for issuance of debt with similar terms and remaining maturities. All fair value measurements are classified as Level 2. The carrying amount of debt issues with short-term maturities and variable rates refinanced at current market rates is a reasonable estimate of their fair value.
(2)	Includes amounts which represent the unamortized discount and premium. At March 31, 2013 and December 31, 2012, includes the valuation of certain fair value hedges associated with Dominion’s fixed rate debt of approximately $72 million and $93 million, respectively.
(3)	Includes amounts which represent the unamortized premium.
(4)	Includes deferred issuance expenses of $2 million at March 31, 2013 and December 31, 2012.

Note 9. Derivatives and Hedge Accounting Activities

Dominion’s and Virginia Power’s accounting policies and objectives and strategies for using derivative instruments are discussed in Note 2 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2012. See Note 8 in this report for further information about fair value measurements and associated valuation methods for derivatives.

Derivative assets and liabilities are presented gross on Dominion’s and Virginia Power’s Consolidated Balance Sheets. Dominion’s and Virginia Power’s derivative contracts include both over-the-counter transactions and those that are executed on

PAGE27

an exchange or other trading platform (exchange contracts) and centrally cleared. Over-the-counter contracts are bilateral contracts that are transacted directly with a third party. Exchange contracts utilize a financial intermediary, exchange, or clearinghouse to enter, execute, or clear the transactions. Certain over-the-counter and exchange contracts contain contractual rights of setoff through master netting arrangements, derivative clearing agreements, and contract default provisions. In addition, the contracts are subject to conditional rights of setoff through counterparty nonperformance, insolvency, or other conditions.

In general, most over-the-counter transactions and all exchange contracts are subject to collateral requirements. Types of collateral for over-the-counter and exchange contracts include cash, letters of credit, and in some cases other forms of security, none of which are subject to restrictions. Cash collateral is used in the table below to offset derivative assets and liabilities. Certain accounts receivable and accounts payable recognized on Dominion’s and Virginia Power’s Consolidated Balance Sheets, as well as letters of credit and other forms of security, all of which are not included in the tables below, are subject to offset under master netting agreements or similar agreements and would reduce the net exposure.

Dominion

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting, as of March 31, 2013:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$78	$—	$78
Commodity contracts:
Over-the-counter	245	—	245
Exchange	418	—	418

Total derivatives, subject to a master netting arrangement or similar arrangement	741	—	741
Total derivatives, not subject to a master netting arrangement or similar arrangement	10	—	10

Total(1)	$751	$—	$751

(1)	The total derivative asset balance contains $534 million of current assets, $527 million and $7 million of which is presented in current derivative assets and assets held for sale, respectively, in Dominion’s Consolidated Balance Sheet, and $217 million of noncurrent derivative assets, which is presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheet.

		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$78	$15	$—	$63
Commodity contracts:
Over-the-counter	245	74	—	171
Exchange	418	405	1	12

Total	$741	$494	$1	$246

PAGE28

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$33	$—	$33
Commodity contracts:
Over-the-counter	145	—	145
Exchange	462	—	462

Total derivatives, subject to a master netting arrangement or similar arrangement	640	—	640
Total derivatives, not subject to a master netting arrangement or similar arrangement	4	—	4

Total(1)	$644	$—	$644

(1)	The total derivative liability balance contains $556 million of current liabilities, which is presented in current derivative liabilities in Dominion’s Consolidated Balance Sheet, and $88 million of noncurrent derivative liabilities, which is presented in the other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheet.

		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$33	$15	$—	$18
Commodity contracts:
Over-the-counter	145	74	13	58
Exchange	462	405	57	—

Total	$640	$494	$70	$76

PAGE29

The tables below present Dominion’s derivative asset and liability balances by type of financial instrument, before and after the effects of offsetting, as of December 31, 2012:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$93	$—	$93
Commodity contracts:
Over-the-counter	290	—	290
Exchange	416	—	416

Total derivatives, subject to a master netting arrangement or similar arrangement	799	—	799
Total derivatives, not subject to a master netting arrangement or similar arrangement	29	—	29

Total(1)	$828	$—	$828

(1)	The total derivative asset balance contains $518 million of current assets, which is presented in current derivative assets in Dominion’s Consolidated Balance Sheet and $310 million of noncurrent derivative assets, which is presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheet.

		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$93	$19	$—	$74
Commodity contracts:				—
Over-the-counter	290	97	—	193
Exchange	416	350	4	62

Total	$799	$466	$4	$329

PAGE30

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
(millions)
Interest rate contracts:
Over-the-counter	$66	$—	$66
Commodity contracts:
Over-the-counter	191	—	191
Exchange	393	—	393

Total derivatives, subject to a master netting arrangement or similar arrangement	650	—	650
Total derivatives, not subject to a master netting arrangement or similar arrangement	11	—	11

Total(1)	$661	$—	$661

(1)	The total derivative liability balance contains $510 million of current liabilities, which is presented in current derivative liabilities in Dominion’s Consolidated Balance Sheet and $151 million of noncurrent derivative liabilities, which is presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheet.

		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Paid	Net Amounts
(millions)
Interest rate contracts:
Over-the-counter	$66	$19	$—	$47
Commodity contracts:				—
Over-the-counter	191	97	20	74
Exchange	393	350	43	—

Total	$650	$466	$63	$121

The following table presents the volume of Dominion’s derivative activity as of March 31, 2013. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price(1)	292	47
Basis	875	482
Electricity (MWh):
Fixed price(1)	19,932,885	15,662,175
FTRs	19,950,674	—
Capacity (MW)	200,525	90,744
Liquids (Gal)(2)	161,322,000	109,284,000
Interest rate	$1,350,000,000	$1,650,000,000

(1)	Includes options.
(2)	Includes NGLs and oil.

PAGE31

For the three months ended March 31, 2013 and 2012, gains or losses on hedging instruments determined to be ineffective and amounts excluded from the assessment of effectiveness were not material. Amounts excluded from the assessment of effectiveness include gains or losses attributable to changes in the time value of options and changes in the differences between spot prices and forward prices.

The following table presents selected information related to gains (losses) on cash flow hedges included in AOCI in Dominion’s Consolidated Balance Sheet at March 31, 2013:

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings during the next 12 Months After-Tax	Maximum Term
(millions)
Commodities:
Gas	$(20)	$(14)	31 months
Electricity	31	(12)	33 months
Other	8	4	38 months
Interest rate	(155)	(27)	358 months

Total	$(136)	$(49)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., anticipated sales) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in market prices and interest rates.

PAGE32

Fair Value and Gains and Losses on Derivative Instruments

The following table presents the fair values of Dominion’s derivatives and where they are presented in its Consolidated Balance Sheets:

	Fair Value – Derivatives under Hedge Accounting	Fair Value – Derivatives not under Hedge Accounting	Total Fair Value
(millions)
March 31, 2013
ASSETS
Current Assets
Commodity	$94	$406	$500
Interest rate	34	—	34

Total current derivative assets(1)	128	406	534

Noncurrent Assets
Commodity	106	67	173
Interest rate	44	—	44

Total noncurrent derivative assets(2)	150	67	217

Total derivative assets	$278	$473	$751

LIABILITIES
Current Liabilities
Commodity	$123	$400	$523
Interest rate	33	—	33

Total current derivative liabilities	156	400	556

Noncurrent Liabilities
Commodity	46	42	88

Total noncurrent derivative liabilities(3)	46	42	88

Total derivative liabilities	$202	$442	$644

December 31, 2012
ASSETS
Current Assets
Commodity	$103	$379	$482
Interest rate	36	—	36

Total current derivative assets	139	379	518

Noncurrent Assets
Commodity	130	123	253
Interest rate	57	—	57

Total noncurrent derivative assets(2)	187	123	310

Total derivative assets	$326	$502	$828

LIABILITIES
Current Liabilities
Commodity	$103	$341	$444
Interest rate	66	—	66

Total current derivative liabilities	169	341	510

Noncurrent Liabilities
Commodity	58	93	151

Total noncurrent derivative liabilities(3)	58	93	151

Total derivative liabilities	$227	$434	$661

(1)	$7 million of current derivative assets are classified as assets held for sale in Dominion’s Consolidated Balance Sheet. See Note 3 for further information.

PAGE33

(2)	Noncurrent derivative assets are presented in other deferred charges and other assets in Dominion’s Consolidated Balance Sheets.
(3)	Noncurrent derivative liabilities are presented in other deferred credits and other liabilities in Dominion’s Consolidated Balance Sheets.

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
(millions)
Three Months Ended March 31, 2013
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$(84)
Purchased gas		(34)
Electric fuel and other energy-related purchases		(3)

Total commodity	$(157)	(121)	$7

Interest rate(3)	13	(3)	16

Total	$(144)	$(124)	$23

Three Months Ended March 31, 2012
Derivative Type and Location of Gains (Losses)
Commodity:
Operating revenue		$64
Purchased gas		(30)
Electric fuel and other energy-related purchases		(7)

Total commodity	$176	27	$(1)

Interest rate(3)	32	1	27

Total	$208	$28	$26

(1)	Amounts deferred into AOCI have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Represents net derivative activity deferred into and amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(3)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

	Amount of Gain (Loss) Recognized in Income on Derivatives(1)
	Three Months Ended March 31,
Derivatives not designated as hedging instruments	2013	2012
(millions)
Derivative Type and Location of Gains (Losses)
Commodity
Operating revenue	$3	$69
Purchased gas	18	(10)
Electric fuel and other energy-related purchases	3	(27)
Interest rate(2)	—	(2)

Total	$24	$30

(1)	Includes derivative activity amortized out of regulatory assets/liabilities. Amounts deferred into regulatory assets/liabilities have no associated effect in Dominion’s Consolidated Statements of Income.
(2)	Amounts recorded in Dominion’s Consolidated Statements of Income are classified in interest and related charges.

PAGE34

Virginia Power

The following table presents the volume of Virginia Power’s derivative activity as of March 31, 2013. These volumes are based on open derivative positions and represent the combined absolute value of their long and short positions, except in the case of offsetting transactions, for which they represent the absolute value of the net volume of their long and short positions.

	Current	Noncurrent
Natural Gas (bcf):
Fixed price	16	—
Basis	8	—
Electricity (MWh):
Fixed price	644,000	—
FTRs	17,168,056	—
Capacity (MW)	152,000	48,800
Interest rate	$—	$250,000,000

Note 10. Investments

Dominion

Equity and Debt Securities

Rabbi Trust Securities

Marketable equity and debt securities and cash equivalents held in Dominion’s rabbi trusts and classified as trading totaled $98 million and $95 million at March 31, 2013 and December 31, 2012, respectively. Cost method investments held in Dominion’s rabbi trusts totaled $13 million and $14 million at March 31, 2013 and December 31, 2012, respectively.

PAGE35

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
(millions)
March 31, 2013
Marketable equity securities:
U.S.:
Large Cap	$1,153	$879	$—		$2,032
Other	44	18	—		62
Marketable debt securities:
Corporate bonds	336	28	—		364
U.S. Treasury securities and agency debentures	628	19	(1)		646
State and municipal	236	23	—		259
Other	8	—	—		8
Cost method investments	113	—	—		113
Cash equivalents and other(2)	63	—	—		63

Total	$2,581	$967	$(1	)(3)	$3,547

December 31, 2012
Marketable equity securities:
U.S.:
Large Cap	$1,210	$732	$—		$1,942
Other	40	13	—		53
Marketable debt securities:
Corporate bonds	295	30	—		325
U.S. Treasury securities and agency debentures	523	19	(2)		540
State and municipal	248	26	—		274
Other	6	1	—		7
Cost method investments	117	—	—		117
Cash equivalents and other(2)	72	—	—		72

Total	$2,511	$821	$(2	)(3)	$3,330

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending purchases of securities of $14 million and $6 million at March 31, 2013 and December 31, 2012, respectively.
(3)	The fair value of securities in an unrealized loss position was $208 million and $195 million at March 31, 2013 and December 31, 2012, respectively.

PAGE36

The fair value of Dominion’s marketable debt securities held in nuclear decommissioning trust funds at March 31, 2013 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$162
Due after one year through five years	333
Due after five years through ten years	367
Due after ten years	415

Total	$1,277

Presented below is selected information regarding Dominion’s marketable equity and debt securities held in nuclear decommissioning trust funds.

	Three Months Ended March 31,
	2013	2012
(millions)
Proceeds from sales	$554	$415
Realized gains(1)	63	28
Realized losses(1)	6	4

(1)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Dominion were not material for the three months ended March 31, 2013 and 2012.

Blue Racer

In December 2012, Dominion formed Blue Racer to provide midstream services to natural gas producers operating in the Utica Shale region in Ohio and portions of Pennsylvania. Blue Racer is an equal partnership between Dominion and Caiman, with Dominion contributing midstream assets and Caiman contributing private equity capital. In March 2013, DTI contributed Line TL-404 to Blue Racer and received approximately $47 million in cash proceeds resulting in an approximately $25 million ($14 million after-tax) gain. The Natrium natural gas processing and fractionation facility is expected to be completed in the second quarter of 2013, and is expected to be contributed to Blue Racer upon completion.

PAGE37

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
(millions)
March 31, 2013
Marketable equity securities:
U.S.:
Large Cap	$490	$373	$—		$863
Other	21	9	—		30
Marketable debt securities:
Corporate bonds	198	16	—		214
U.S. Treasury securities and agency debentures	248	5	(1)		252
State and municipal	95	9	—		104
Other	1	—	—		1
Cost method investments	113	—	—		113
Cash equivalents and other(2)	31	—	—		31

Total	$1,197	$412	$(1	)(3)	$1,608

December 31, 2012
Marketable equity securities:
U.S.:
Large Cap	$481	$298	$—		$779
Other	20	7	—		27
Marketable debt securities:
Corporate bonds	179	17	—		196
U.S. Treasury securities and agency debentures	231	4	(1)		234
State and municipal	106	11	—		117
Other	1	—	—		1
Cost method investments	117	—	—		117
Cash equivalents and other(2)	44	—	—		44

Total	$1,179	$337	$(1	)(3)	$1,515

(1)	Included in AOCI and the decommissioning trust regulatory liability.
(2)	Includes pending sales of securities of $2 million and $6 million at March 31, 2013 and December 31, 2012, respectively.
(3)	The fair value of securities in an unrealized loss position was $111 million and $104 million at March 31, 2013 and December 31, 2012, respectively.

The fair value of Virginia Power’s marketable debt securities at March 31, 2013 by contractual maturity is as follows:

Amount
(millions)
Due in one year or less	$44
Due after one year through five years	160
Due after five years through ten years	202
Due after ten years	165

Total	$571

PAGE38

Presented below is selected information regarding Virginia Power’s marketable equity and debt securities.

	Three Months Ended March 31,
	2013	2012
(millions)
Proceeds from sales	$189	$191
Realized gains(1)	16	11
Realized losses(1)	3	2

(1)	Includes realized gains and losses recorded to the decommissioning trust regulatory liability.

Other-than-temporary impairment losses on investments held in nuclear decommissioning trust funds for Virginia Power were not material for the three months ended March 31, 2013 and 2012.

PAGE39

Note 11. Regulatory Assets and Liabilities

Regulatory assets and liabilities include the following:

	March 31, 2013	December 31, 2012
(millions)
Dominion
Regulatory assets:
Deferred rate adjustment clause costs(1)	$59	$55
Unrecovered gas cost(2)	27	59
Deferred cost of fuel used in electric generation(3)	17	—
Other	74	89

Regulatory assets-current(4)	177	203

Unrecognized pension and other postretirement benefit costs(5)	1,192	1,210
Deferred rate adjustment clause costs(1)	181	173
Income taxes recoverable through future rates(6)	149	140
Derivatives(7)	85	105
Other	89	89

Regulatory assets-non-current	1,696	1,717

Total regulatory assets	$1,873	$1,920

Regulatory liabilities:
PIPP(8)	$118	$100
Other	29	36

Regulatory liabilities-current(9)	147	136

Provision for future cost of removal and AROs(10)	1,005	985
Decommissioning trust(11)	575	501
Other	66	28

Regulatory liabilities-non-current	1,646	1,514

Total regulatory liabilities	$1,793	$1,650

Virginia Power
Regulatory assets:
Deferred rate adjustment clause costs(1)	$58	$51
Deferred cost of fuel used in electric generation(3)	17	—
Other	70	68

Regulatory assets-current(4)	145	119

Deferred rate adjustment clause costs(1)	130	127
Income taxes recoverable through future rates(6)	118	110
Derivatives(7)	85	105
Other	55	54

Regulatory assets-non-current	388	396

Total regulatory assets	$533	$515

Regulatory liabilities:
Other	$19	$32

Regulatory liabilities-current(9)	19	32

Provision for future cost of removal(10)	780	763
Decommissioning trust(11)	575	501
Other	59	21

Regulatory liabilities-non-current	1,414	1,285

Total regulatory liabilities	$1,433	$1,317

(1)	Reflects deferrals under the electric transmission FERC formula rate and the deferral of costs associated with certain current and prospective rider projects. See Note 12 for more information.

PAGE40

(2)	Reflects unrecovered gas costs at Dominion’s regulated gas operations, which are recovered through quarterly or annual filings with the applicable regulatory authority.
(3)	Primarily reflects deferred fuel expenses for the Virginia jurisdiction of Virginia Power’s generation operations.
(4)	Current regulatory assets are presented in other current assets in Dominion’s and Virginia Power’s Consolidated Balance Sheets.
(5)	Represents unrecognized pension and other postretirement employee benefit costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain of Dominion’s rate-regulated subsidiaries.
(6)	Amounts to be recovered through future rates to pay income taxes that become payable when rate revenue is provided to recover AFUDC-equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to tax rate changes.
(7)	For jurisdictions subject to cost-based rate regulation, changes in the fair value of derivative instruments result in the recognition of regulatory assets or regulatory liabilities as they are expected to be recovered from or refunded to customers.
(8)	Under PIPP, eligible customers can receive energy assistance based on their ability to pay. The difference between the customer’s total bill and the PIPP plan amount is deferred and collected or returned annually under the PIPP rider according to East Ohio tariff provisions.
(9)	Current regulatory liabilities are presented in other current liabilities in Dominion’s and Virginia Power’s Consolidated Balance Sheets.
(10)	Rates charged to customers by the Companies’ regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.
(11)	Primarily reflects a regulatory liability representing amounts collected from Virginia jurisdictional customers and placed in external trusts (including income, losses and changes in fair value thereon) for the future decommissioning of Virginia Power’s utility nuclear generation stations, in excess of the related AROs.

At March 31, 2013, approximately $128 million of Dominion’s and $84 million of Virginia Power’s regulatory assets represented past expenditures on which they do not currently earn a return. These expenditures are expected to be recovered within the next two years.

Note 12. Regulatory Matters

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

FERC – Electric

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

In July 2008, Virginia Power filed an application with FERC requesting a revision to its revenue requirement to reflect an additional ROE incentive adder for eleven electric transmission enhancement projects. Under the proposal, the cost of transmission service would increase to include an ROE incentive adder for each of the eleven projects, beginning the date each project enters commercial operation (but not before January 1, 2009). Virginia Power proposed an incentive of 1.5% for four of the projects (including the Meadow Brook-to-Loudoun and Carson-to-Suffolk lines, which were completed in 2011) and an incentive of 1.25% for the other seven projects. In August 2008, FERC approved the proposal, effective September 1, 2008, the incentives were included in the PJM Tariff, and billing for the incentives was made accordingly. In 2012, PJM canceled one of

PAGE41

the eleven projects with an estimated cost of $7 million. The total cost for the other ten projects included in Virginia Power’s formula rate for 2013 is $852 million and the remaining projects were completed in 2012. Numerous parties sought rehearing of the FERC order in August 2008, and in May 2012 FERC denied rehearing. In July 2012, the North Carolina Commission filed an appeal of the FERC orders granting the incentives with the U.S. Court of Appeals for the Fourth Circuit. Although Virginia Power cannot predict the outcome of the appeal, it is not expected to have a material effect on results of operations.

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

Other Regulatory Matters

Other than the following matters, there have been no significant developments regarding the pending regulatory matters disclosed in Note 13 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012.

Virginia Regulation

2013 Biennial Review

Pursuant to the Regulation Act, in March 2013, Virginia Power submitted its base rate filings and accompanying schedules in support of the 2013 biennial review of its rates, terms and conditions, as well as of its earnings for test years 2011 and 2012. In its filing, Virginia Power did not request an increase in base rates for generation and distribution services, and proposed that base rates remain at their existing level as set by the Virginia Settlement Approval Order. Virginia Power’s earnings test analysis, as filed, demonstrates it earned an ROE of 10.11% on its generation and distribution services for the combined test period of 2011 and 2012. The Virginia Commission will determine whether Virginia Power’s earnings for the 2011 and 2012 test years, considered as a whole, were within 50 basis points above or below the authorized ROE of 10.9% established in the 2011 biennial review. If Virginia Power’s earnings for the test years are determined to be more than 50 basis points above the authorized ROE, the Virginia Commission will order a credit to customers of 60% of the earnings that exceeded an ROE of 11.4% for the biennial period. In such a scenario, the Virginia Commission can also order a reduction in Virginia Power’s base rates, but only if the resulting rates will provide Virginia Power with the opportunity to fully recover the costs of providing its services and earn not less than a fair combined rate of return on its distribution and generation services. If Virginia Power’s earnings for the test years are determined to be more than 50 basis points below the authorized ROE, the Virginia Commission can order an increase to Virginia Power’s rates if such an increase is necessary to provide Virginia Power the opportunity to fully recover the costs of providing services and to earn not less than a fair combined rate of return on its generation and distribution services. The Virginia Commission will also authorize an ROE for Virginia Power that will be applied to Riders R, S, W, B, and C1A and C2A, and that will also be utilized to measure base rate earnings as of January 1, 2013. Virginia Power is requesting authorization of an ROE of 11.5% effective January 1, 2014 through December 31, 2014 based on Virginia Power’s current cost of equity and performance. Pursuant to the Regulation Act, Virginia Power’s authorized ROE can be no lower than the average of the returns reported for the three previous years by not less than a majority of comparable utilities in the Southeastern U.S., with certain limitations as described in the Regulation Act. A final order in the 2013 biennial review for base rates must be issued no later than November 28, 2013.

DSM Riders C1A and C2A

In April 2013, the Virginia Commission approved revenue requirements for Riders C1A and C2A of approximately $4 million and $23 million, respectively, for the May 1, 2013 to April 30, 2014 rate year. The Virginia Commission approved a two-year extension of the Residential Low Income Program subject to an approximately $14 million cost cap, as well as a three-year extension of the Residential Air Conditioner Cycling Program. The Virginia Commission rejected Virginia Power’s request for approval of a process whereby the Virginia Commission Staff could administratively approve limited modifications to the designs of previously approved DSM programs. Virginia Power must file any application to continue Riders C1A and C2A by September 1, 2013.

PAGE42

Generation Rider S

The Virginia Commission previously approved Rider S in conjunction with the Virginia City Hybrid Energy Center. In March 2013, the Virginia Commission approved a revised revenue requirement for Rider S of approximately $248 million for the rate year beginning April 1, 2013, and stated that Virginia Power should file its next Rider S case by June 30, 2013.

Generation Rider B

In 2012, the Virginia Commission approved the conversion of the Altavista, Hopewell, and Southampton power stations to biomass, and in conjunction approved Rider B. In March 2013, the Virginia Commission approved a revenue requirement for the pre-commercial operations date period and the post-commercial operations date period, resulting in an average recovery amount of approximately $12 million for the rate year commencing April 1, 2013.

Solar Distributed Generation Demonstration Program

In March 2013, the Virginia Commission approved Rate Schedule SP, under which Virginia Power will purchase 100% of the energy output from up to a combined 3 MW of customer-owned solar distributed generation facilities, including all environmental attributes and associated renewable energy credits, at a fixed price of $0.15 per kWh for five years. This fixed price has two components: an avoided cost component (including line losses) determined using Virginia Power’s Rate Schedule 19 and recovered through Virginia Power’s fuel factor, and a voluntary environmental contribution component provided by customers voluntarily participating in Virginia Power’s Green Power Program.

Ohio Regulation

In 2008, East Ohio began PIR, aimed at replacing approximately 20% of its pipeline system. In February 2013, East Ohio filed an application with the Ohio Commission to adjust the cost recovery charge for costs associated with PIR investments for the calendar year 2012 and cumulatively. The application includes total gross plant investment for 2012 of $148 million, cumulative gross plant investment of $511 million, and a revenue requirement of $67 million. A stipulation was submitted by East Ohio and the Staff of the Ohio Commission that supports the rates filed by East Ohio. The Ohio Consumers’ Counsel neither supports nor opposes the stipulation and has raised no issues regarding the rates filed. The Ohio Commission issued an order approving the stipulation in April 2013.

FERC Gas Regulation

Sabinsville-to-Morrisville Project

In March 2013, FERC approved DTI’s Sabinsville-to-Morrisville project and authorized commencement of construction in the second quarter of 2013. The project is expected to have capacity of approximately 92,000 Dths per day, which will be leased by TGP to move additional Marcellus supplies from a TGP pipeline in northeast Pennsylvania to a DTI line in upstate New York. The project is expected to be placed into service in November 2013.

Tioga Area Expansion Project

In March 2013, DTI received FERC approval of the Tioga Area Expansion Project. The project is expected to provide approximately 270,000 Dths per day of firm transportation service from supply interconnects in Tioga and Potter Counties in Pennsylvania to DTI’s Crayne interconnect with Transcontinental Gas Pipe Line Company in Clinton County, Pennsylvania. Construction is expected to commence in the second quarter of 2013 with an anticipated in-service date of November 2013.

Note 13. Variable Interest Entities

As discussed in Note 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, certain variable pricing terms in some of the Companies’ long-term power and capacity contracts cause them to be considered variable interests in the counterparties.

Virginia Power has long-term power and capacity contracts with four non-utility generators with an aggregate summer generation capacity of approximately 870 MW. These contracts contain certain variable pricing mechanisms in the form of partial fuel reimbursement that Virginia Power considers to be variable interests. After an evaluation of the information provided by these entities, Virginia Power was unable to determine whether they were VIEs. However, the information they provided, as well as Virginia Power’s knowledge of generation facilities in Virginia, enabled Virginia Power to conclude that, if they were VIEs, it would not be the primary beneficiary. This conclusion reflects Virginia Power’s determination that its variable interests do not convey the power to direct the most significant activities that impact the economic performance of the entities during the remaining terms of Virginia Power’s contracts and for the years the entities are expected to operate after its contractual relationships expire. The contracts expire at various dates ranging from 2015 to 2021. Virginia Power is not subject to any risk of loss from these potential VIEs other than its remaining purchase commitments which totaled $1.0 billion as of March 31, 2013. Virginia Power paid $55 million for electric capacity and $20 million and $19 million for electric energy to these entities in the three months ended March 31, 2013 and 2012, respectively.

Virginia Power purchased shared services from DRS, an affiliated VIE, of approximately $77 million and $96 million for the three months ended March 31, 2013 and 2012, respectively. Virginia Power determined that it is not the most closely associated entity with DRS and therefore not the primary beneficiary. DRS provides accounting, legal, finance and certain administrative and technical services to all Dominion subsidiaries, including Virginia Power. Virginia Power has no obligation to absorb more than its allocated share of DRS costs.

PAGE43

See Note 15 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 for additional information about consolidated VIEs.

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

At March 31, 2013, Dominion’s commercial paper and letters of credit outstanding, as well as capacity available under credit facilities, were as follows:

	Facility Limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Capacity Available
(millions)
Joint revolving credit facility(1)	$3,000	$2,003	$—	$997
Joint revolving credit facility(2)	500	—	19	481

Total	$3,500	$2,003	$19	$1,478

(1)	This credit facility has a maturity date of September 2017, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion of letters of credit.
(2)	The maturity date for $400 million of the $500 million in committed capacity of this credit facility is September 2017. The remaining $100 million has a maturity date of September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances.

Virginia Power’s short-term financing is supported by two joint revolving credit facilities with Dominion. These credit facilities are being used for working capital, as support for the combined commercial paper programs of Dominion and Virginia Power and for other general corporate purposes.

At March 31, 2013, Virginia Power’s share of commercial paper and letters of credit outstanding, as well as its capacity available under its joint credit facilities with Dominion were as follows:

	Facility Sub-limit	Outstanding Commercial Paper	Outstanding Letters of Credit	Facility Sub-limit Capacity Available
(millions)
Joint revolving credit facility(1)	$1,000	$661	$—	$339
Joint revolving credit facility(2)	250	—	2	248

Total	$1,250	$661	$2	$587

(1)	This credit facility has a maturity date of September 2017, and can be used to support bank borrowings and the issuance of commercial paper, as well as to support up to $1.5 billion (or the sub-limit, whichever is less) of letters of credit. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.
(2)	The maturity date for $400 million of the $500 million in committed capacity of this credit facility is September 2017. The remaining $100 million has a maturity date of September 2016. This credit facility can be used to support bank borrowings, commercial paper and letter of credit issuances. Virginia Power’s current sub-limit under this credit facility can be increased or decreased multiple times per year.

In addition to the credit facility commitments mentioned above, Virginia Power also has a $120 million credit facility with a maturity date of September 2017. This facility supports certain tax-exempt financings of Virginia Power.

Long-term Debt

In January 2013, Virginia Power issued $250 million of 1.2% senior notes and $500 million of 4.0% senior notes that mature in 2018 and 2043, respectively.

In March 2013, Virginia Power issued $500 million of 2.75% senior notes that mature in 2023.

PAGE44

In connection with the expected sale of Kincaid, in April 2013 Kincaid provided notice of redemption for its 7.33% senior secured bonds due June 15, 2020. The bonds are expected to be redeemed in May 2013 for approximately $186 million, including a make-whole premium and accrued interest. At March 31, 2013, the bonds were included in securities due within one year in Dominion’s Consolidated Balance Sheet.

In March 2013, Virginia Power redeemed the $50 million 2.5% Industrial Development Authority of the Town of Louisa, Virginia Solid Waste and Sewage Disposal Revenue Bonds, Series 2001A, that would have otherwise matured in March 2031.

Convertible Securities

At March 31, 2013, Dominion had $72 million of outstanding contingent convertible senior notes that are convertible by holders into a combination of cash and shares of Dominion’s common stock under certain circumstances. The conversion feature requires that the principal amount of each note be repaid in cash, while amounts payable in excess of the principal amount will be paid in common stock. The conversion rate is subject to adjustment upon certain events such as subdivisions, splits, combinations of common stock or the issuance to all common stock holders of certain common stock rights, warrants or options and certain dividend increases. As of March 31, 2013, the conversion rate had been adjusted, primarily due to individual dividend payments above the level paid at issuance, to 29.5147 shares of common stock per $1,000 principal amount of senior notes, which represents a conversion price of $33.88. If the outstanding notes as of March 31, 2013 were all converted, it would result in the issuance of approximately 900 thousand additional shares.

The senior notes are eligible for conversion during any calendar quarter when the closing price of Dominion’s common stock was equal to or higher than 120% of the conversion price for at least 20 out of the last 30 consecutive trading days of the preceding quarter. During the three months ended March 31, 2013, the senior notes were eligible for conversion and approximately $10 million of the notes were converted by holders. The senior notes are eligible for conversion during the second quarter of 2013.

Junior Subordinated Notes Payable to Affiliated Trusts

In January 2013, Dominion repaid its $258 million 7.83% unsecured junior subordinated debentures and redeemed all 250 thousand units of the $250 million 7.83% Dominion Resources Capital Trust I capital securities due December 1, 2027. The securities were redeemed at a price of $1,019.58 per capital security plus accrued and unpaid distributions.

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

PAGE45

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

Following numerous petitions by industry participants for review and motions for stay, the U.S. Court of Appeals for the D.C. Circuit issued a ruling in December 2011 to stay CSAPR pending judicial review. In February and June 2012, the EPA issued technical revisions to CSAPR that are not material to Dominion. In August 2012, the Court vacated CSAPR in its entirety and ordered the EPA to implement CAIR until a valid replacement rule is issued. In October 2012, the EPA filed a petition requesting a rehearing of the court’s decision, which was denied in January 2013. The mandate vacating CSAPR was issued in February 2013. In March 2013, the EPA and several environmental groups filed petitions with the U.S. Supreme Court requesting review of the decision to vacate and remand CSAPR. With respect to Dominion’s generation fleet, the cost to comply with CAIR is not expected to be material. Future outcomes of litigation and/or any additional action to issue a revised rule could affect the assessment regarding cost of compliance.

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

Dominion believes that it complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. Dominion entered into settlement discussions with the U.S. government and reached an agreement to settle the allegations. In April 2013, the U.S. government lodged a consent decree and complaint with the U.S. District Court for the Central District of Illinois that resolves all alleged violations at State Line, Kincaid and Brayton Point. The settlement mandates the closure of State Line, installation of certain control technology at Kincaid and Brayton Point, the achievement of certain emissions limitations, payment of a civil penalty of $3 million and funding of $10 million in environmental mitigation projects. The consent decree will undergo a 30-day public comment period and is expected to be entered by the court thereafter. Dominion previously accrued a liability of $13 million related to this matter. State Line ceased operations in March 2012 and was sold in June 2012. The installation of pollution control technology is in progress at Kincaid and has been completed at Brayton Point. While Dominion has agreed to sell Kincaid and Brayton Point, under the terms of the sale transaction Dominion will retain the $13 million liability associated with the settlement agreement.

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

Solid and Hazardous Waste

The CERCLA, as amended, provides for immediate response and removal actions coordinated by the EPA in the event of threatened releases of hazardous substances into the environment and authorizes the U.S. government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the

PAGE46

situation to do so. Under the CERCLA, as amended, generators and transporters of hazardous substances, as well as past and present owners and operators of contaminated sites, can be jointly, severally and strictly liable for the cost of cleanup. These potentially responsible parties can be ordered to perform a cleanup, be sued for costs associated with an EPA-directed cleanup, voluntarily settle with the U.S. government concerning their liability for cleanup costs, or voluntarily begin a site investigation and site remediation under state oversight.

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

PAGE47

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

Guarantees

Dominion

At March 31, 2013, Dominion had issued $89 million of guarantees, primarily to support equity method investees. No significant amounts related to these guarantees have been recorded. As of March 31, 2013, Dominion’s exposure under these guarantees was $59 million, primarily related to certain reserve requirements associated with non-recourse financing.

In addition to the above guarantees, Dominion and its partners, Shell and BP, may be required to make additional periodic equity contributions to NedPower and Fowler Ridge in connection with certain funding requirements associated with their respective non-recourse financings. As of March 31, 2013, Dominion’s maximum remaining cumulative exposure under these equity funding agreements is $98 million through 2019 and its maximum annual future contributions could range from approximately $4 million to $19 million.

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

At March 31, 2013, Dominion had issued the following subsidiary guarantees:

	Stated Limit	Value(1)
(millions)
Subsidiary debt(2)	$363	$363
Commodity transactions(3)	3,019	341
Nuclear obligations(4)	232	51
Other(5)	638	108

Total	$4,252	$863

(1)	Represents the estimated portion of the guarantee’s stated limit that is utilized as of March 31, 2013 based upon prevailing economic conditions and fact patterns specific to each guarantee arrangement. For those guarantees related to obligations that are recorded as liabilities by Dominion’s subsidiaries, the value includes the recorded amount.
(2)	Guarantees of debt of certain DEI subsidiaries. In the event of default by the subsidiaries, Dominion would be obligated to repay such amounts.
(3)	Guarantees related to energy trading and marketing activities and other commodity commitments of certain subsidiaries, including subsidiaries of Virginia Power and DEI. These guarantees were provided to counterparties in order to facilitate physical and financial transactions in gas, oil, electricity, pipeline capacity, transportation and related commodities and services. If any of these subsidiaries fail to perform or pay under the contracts and the counterparties seek performance or payment, Dominion would be obligated to satisfy such obligation. Dominion and its subsidiaries receive similar guarantees as collateral for credit extended to others. The value provided includes certain guarantees that do not have stated limits.
(4)	Guarantees related to certain DEI subsidiaries’ potential retrospective premiums that could be assessed if there is a nuclear incident under Dominion’s nuclear insurance programs and guarantees for a DEI subsidiary’s and Virginia Power’s commitment to buy nuclear fuel. Excludes Dominion’s agreement to provide up to $150 million and $60 million to two DEI subsidiaries to pay the operating expenses of Millstone and Kewaunee, respectively, in the event of a prolonged outage, as part of satisfying certain NRC requirements concerned with ensuring adequate funding for the operations of nuclear power stations. The agreement for Kewaunee also provides for funds through the completion of decommissioning.
(5)	Guarantees related to other miscellaneous contractual obligations such as leases, environmental obligations and construction projects. Also includes guarantees related to certain DEI subsidiaries’ obligations for equity capital contributions and energy generation associated with Fowler Ridge and NedPower.

PAGE48

In April 2013, Dominion entered into guarantee arrangements on behalf of Cove Point to facilitate the liquefaction project. These agreements include guarantees supporting the terminal services and transportation agreements as well as the engineering, procurement and construction contract for the new liquefaction facilities. Two of the guarantees have no stated limit, one guarantee has a $150 million limit, and one guarantee has a $1.75 billion aggregate limit with an annual draw limit of $175 million.

Surety Bonds and Letters of Credit

As of March 31, 2013, Dominion had purchased $150 million of surety bonds, including $56 million at Virginia Power, and authorized the issuance of letters of credit by financial institutions of $19 million, including $2 million at Virginia Power, to facilitate commercial transactions by its subsidiaries with third parties. Under the terms of surety bonds, the Companies are obligated to indemnify the respective surety bond company for any amounts paid.

Note 16. Credit Risk

Dominion’s and Virginia Power’s accounting policies for credit risk are discussed in Note 23 to the Consolidated Financial Statements in their Annual Report on Form 10-K for the year ended December 31, 2012.

At March 31, 2013, Dominion’s gross credit exposure totaled $552 million. After the application of collateral, credit exposure was reduced to $551 million. Of this amount, investment grade counterparties, including those internally rated, represented 80%. One counterparty exposure represented 10% of Dominion’s total exposure and is a utility holding company rated investment grade. At March 31, 2013, Virginia Power’s exposure to potential concentrations of credit risk was not material.

Credit-Related Contingent Provisions

The majority of Dominion’s derivative instruments contain credit-related contingent provisions. These provisions require Dominion to provide collateral upon the occurrence of specific events, primarily a credit rating downgrade. If the credit-related contingent features underlying these instruments that are in a liability position and not fully collateralized with cash were fully triggered as of March 31, 2013 and December 31, 2012, Dominion would have been required to post an additional $58 million and $110 million, respectively, of collateral to its counterparties. The collateral that would be required to be posted includes the impacts of any offsetting asset positions and any amounts already posted for derivatives, non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. Dominion had posted $9 million in collateral at March 31, 2013 and $4 million in collateral at December 31, 2012, related to derivatives with credit-related contingent provisions that are in a liability position and not fully collateralized with cash. The collateral posted includes any amounts paid related to non-derivative contracts and derivatives elected under the normal purchases and normal sales exception, per contractual terms. The aggregate fair value of all derivative instruments with credit-related contingent provisions that are in a liability position and not fully collateralized with cash as of March 31, 2013 and December 31, 2012 was $108 million and $163 million, respectively, which does not include the impact of any offsetting asset positions. Credit-related contingent provisions for Virginia Power were not material as of March 31, 2013 and December 31, 2012. See Note 9 for further information about derivative instruments.

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

Transactions with Affiliates

Virginia Power transacts with affiliates for certain quantities of natural gas and other commodities in the ordinary course of business. Virginia Power also enters into certain commodity derivative contracts with affiliates. Virginia Power uses these contracts, which are principally comprised of commodity swaps, to manage commodity price risk associated with purchases of natural gas. As of March 31, 2013 and December 31, 2012, Virginia Power’s derivative liabilities with affiliates were not material.

DRS and other affiliates provide accounting, legal, finance and certain administrative and technical services to Virginia Power.

PAGE49

Presented below are significant transactions with DRS and other affiliates:

	Three Months Ended March 31,
	2013	2012
(millions)
Commodity purchases from affiliates	$85	$78
Services provided by affiliates	96	96

Virginia Power has borrowed funds from Dominion under short-term borrowing arrangements. There were $57 million and $243 million in short-term demand note borrowings from Dominion as of March 31, 2013 and December 31, 2012, respectively. Virginia Power’s outstanding borrowings, net of repayments, under the Dominion money pool for its nonregulated subsidiaries totaled $192 million as of December 31, 2012. There were no borrowings as of March 31, 2013. Interest charges related to Virginia Power’s borrowings from Dominion were not material for the three months ended March 31, 2013 and 2012.

Note 18. Employee Benefit Plans

The components of Dominion’s provision for net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
(millions)
Three Months Ended March 31,
Service cost	$35	$29	$12	$11
Interest cost	66	67	19	20
Expected return on plan assets	(114)	(108)	(22)	(21)
Amortization of prior service cost (credit)	1	1	(3)	(3)
Amortization of net loss	46	33	2	2

Net periodic benefit cost	$34	$22	$8	$9

Employer Contributions

During the three months ended March 31, 2013, Dominion made no contributions to its defined benefit pension plans or other postretirement benefit plans. Dominion expects to contribute approximately $12 million to its other postretirement benefit plans through Voluntary Employees’ Beneficiary Associations during the remainder of 2013.

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

The Corporate and Other Segment of Dominion includes its corporate, service company and other functions (including unallocated debt) and the net impact of operations that are expected to be or are currently discontinued. In addition, Corporate and Other includes specific items attributable to Dominion’s operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

PAGE50

In the three months ended March 31, 2013, Dominion reported an after-tax net benefit of $19 million for specific items in the Corporate and Other segment, with $17 million of these net benefits attributable to its operating segments. In the three months ended March 31, 2012, Dominion reported after-tax net expense of $3 million for specific items in the Corporate and Other segment, all of which was attributable to its operating segments.

The net benefit for specific items in 2013 primarily related to the impact of the following items:

•	A $44 million ($26 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation; and

•

A $1 million net benefit related to Brayton Point and Kincaid, including a $38 million ($23 million after-tax) benefit from the discontinued operations of these merchant power stations partially offset by impairments of $37 million ($22 million after-tax) related to these stations, attributable to Dominion Generation.

The net expense for specific items in 2012 primarily related to the impact of the following items:

•	A $22 million ($11 million after-tax) loss from the discontinued operations of Brayton Point and Kincaid, attributable to Dominion Generation; partially offset by

•	A $15 million ($9 million after-tax) net gain on investments held in nuclear decommissioning trust funds, attributable to Dominion Generation.

The Corporate and Other Segment of Virginia Power primarily includes specific items attributable to its operating segments that are not included in profit measures evaluated by executive management in assessing the segments’ performance or allocating resources among the segments.

There were no material net benefit or expense items in the Corporate and Other segment in the three months ended March 31, 2013 or 2012.

PAGE51

The following table presents segment information pertaining to Dominion’s operations:

	DVP	Dominion Generation(1)	Dominion Energy	Corporate and Other(1)	Adjustments/ Eliminations	Consolidated Total
(millions)
Three Months Ended March 31,
2013
Total revenue from external customers	$907	$1,651	$611	$47	$307	$3,523
Intersegment revenue	42	36	265	142	(485)	—

Total operating revenue	949	1,687	876	189	(178)	3,523
Income from discontinued operations	—	—	—	1	—	1
Net income (loss) attributable to Dominion	142	227	179	(53)	—	495
2012
Total revenue from external customers	$930	$1,580	$616	$39	$232	$3,397
Intersegment revenue	63	76	200	149	(488)	—

Total operating revenue	993	1,656	816	188	(256)	3,397
Loss from discontinued operations	—	—	—	(10)	—	(10)
Net income (loss) attributable to Dominion	166	233	149	(54)	—	494

(1)	2012 amounts have been recast to reflect Brayton Point and Kincaid as discontinued operations, as discussed in Note 3.

Intersegment sales and transfers for Dominion are based on contractual arrangements and may result in intersegment profit or loss that is eliminated in consolidation.

The following table presents segment information pertaining to Virginia Power’s operations:

	DVP	Dominion Generation	Corporate and Other	Consolidated Total
(millions)
Three Months Ended March 31,
2013
Operating revenue	$465	$1,316	$—	$1,781
Net income	118	168	1	287
2012
Operating revenue	$459	$1,295	$—	$1,754
Net income	107	133	3	243

PAGE52

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MD&A discusses Dominion’s and Virginia Power’s results of operations and general financial condition. MD&A should be read in conjunction with the Companies’ Consolidated Financial Statements.

Contents of MD&A

MD&A consists of the following information:

•	Forward-Looking Statements

•	Accounting Matters

•	Dominion

•	Results of Operations

•	Segment Results of Operations

•	Virginia Power

•	Results of Operations

•	Segment Results of Operations

•	Selected Information – Energy Trading Activities

•	Liquidity and Capital Resources

•	Future Issues and Other Matters

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

•

Extreme weather events and other natural disasters, including hurricanes, high winds, severe storms, earthquakes and changes in water temperatures and availability that can cause outages and property damage to facilities;

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

PAGE53

•	Political and economic conditions, including inflation and deflation;

•	Domestic terrorism and other threats to the Companies’ physical and intangible assets, as well as threats to cybersecurity;

•

Changes in demand for the Companies’ services, including industrial, commercial and residential growth or decline in the Companies’ service areas, changes in customer growth or usage patterns, including as a result of energy conservation programs and changes in demand for Dominion’s natural gas services;

•

Additional competition in the electric industry, including in electric markets in which Dominion’s merchant generation facilities operate, and competition in the construction and ownership of electric transmission facilities in Virginia Power’s service territory, in connection with FERC Order 1000;

•	Changes in technology, particularly with respect to new, developing or alternative sources of generation and smart grid technologies;

•	Changes to regulated electric rates collected by Virginia Power and regulated gas distribution, transportation and storage rates, including LNG storage, collected by Dominion;

•	Timing and receipt of regulatory approvals necessary for planned construction or expansion projects;

•	The inability to complete planned construction projects at all or within the terms and time frames initially anticipated; and

•	Adverse outcomes in litigation matters or regulatory proceedings.

Additionally, other risks that could cause actual results to differ from predicted results are set forth in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1A. Risk Factors in this report.

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

Accounting Matters

Critical Accounting Policies and Estimates

As of March 31, 2013, there have been no significant changes with regard to the critical accounting policies and estimates disclosed in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012. The policies disclosed included the accounting for regulated operations, AROs, income taxes, derivative contracts and other instruments at fair value, goodwill and long-lived asset impairment testing, employee benefit plans and unbilled revenue.

Dominion

Results of Operations

Presented below is a summary of Dominion’s consolidated results:

	2013	2012	$ Change
(millions, except EPS)
First Quarter
Net income attributable to Dominion	$495	$494	$1
Diluted EPS	0.86	0.86	—

Overview

First Quarter 2013 vs. 2012

Net income attributable to Dominion increased by $1 million largely due to the impact of more favorable weather on electric utility operations, partially offset by a decrease in retail energy marketing activities primarily due to price risk management activities.

PAGE54

Analysis of Consolidated Operations

Presented below are selected amounts related to Dominion’s results of operations:

	First Quarter
	2013	2012	$ Change
(millions)
Operating revenue	$3,523	$3,397	$126
Electric fuel and other energy-related purchases	951	912	39
Purchased electric capacity	88	113	(25)
Purchased gas	467	412	55

Net revenue	2,017	1,960	57

Other operations and maintenance	623	607	16
Depreciation, depletion and amortization	297	273	24
Other taxes	167	162	5
Other income	87	74	13
Interest and related charges	228	212	16
Income tax expense	288	269	19
Income (loss) from discontinued operations	1	(10)	11

An analysis of Dominion’s results of operations follows:

First Quarter 2013 vs. 2012

Net revenue increased 3%, primarily reflecting:

•	A $96 million increase from electric utility operations primarily reflecting:

•

The impact ($63 million) of an increase in sales to retail customers primarily due to an increase in heating degree days ($73 million), partially offset by a decrease in sales due to the effect of unfavorable economic conditions on customer usage and other factors ($10 million); and

•	An increase in rate adjustment clause revenue ($25 million); and

•	A $25 million increase from regulated natural gas transmission operations primarily related to the Appalachian Gateway Project that was placed into service in September 2012.

These increases were partially offset by:

•	A $51 million decrease in retail energy marketing activities primarily due to price risk management activities; and

•	A $19 million decrease from merchant generation operations primarily reflecting lower generation output.

Other operations and maintenance increased 3%, primarily reflecting:

•	A $33 million increase in salaries, wages and benefits;

•	A $14 million increase in storm damage and service restoration costs; and

•	A $17 million increase due to the impact of various other individually immaterial and unrelated items.

These increases were partially offset by:

•	A $25 million gain from the contribution of Line TL-404 to Blue Racer; and

•	A $23 million decrease in certain electric transmission-related expenditures. These expenses are recovered through FERC rates.

Depreciation, depletion and amortization increased 9%, primarily due to property additions.

PAGE55

Segment Results of Operations

Segment results include the impact of intersegment revenues and expenses, which may result in intersegment profit and loss. Presented below is a summary of contributions by Dominion’s operating segments to net income attributable to Dominion:

	Net Income attributable to Dominion			Diluted EPS
First Quarter	2013	2012	$ Change	2013	2012	$ Change
(millions, except EPS)
DVP	$142	$166	$(24)	$0.25	$0.29	$(0.04)
Dominion Generation	227	233	(6)	0.39	0.41	(0.02)
Dominion Energy	179	149	30	0.31	0.26	0.05

Primary operating segments	548	548	—	0.95	0.96	(0.01)
Corporate and Other	(53)	(54)	1	(0.09)	(0.10)	0.01

Consolidated	$495	$494	$1	$0.86	$0.86	$—

DVP

Presented below are selected operating statistics related to DVP’s operations:

	First Quarter
	2013	2012	% Change
Electricity delivered (million MWh)	21.1	19.6	8%
Degree days (electric distribution service area):

Cooling	—	26	(100)
Heating	2,061	1,472	40
Average electric distribution customer accounts (thousands)(1)	2,469	2,448	1

Average retail energy marketing customer accounts (thousands)(1)	2,126	2,122	—

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting DVP’s net income contribution:

	First Quarter 2013 vs. 2012 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Regulated electric sales:
Weather	$15	$0.03
Other	(2)	—
FERC transmission equity return	6	0.01
Retail energy marketing operations	(33)	(0.07)
Storm damage and service restoration	(8)	(0.01)
Other	(2)	—

Change in net income contribution	$(24)	$(0.04)

PAGE56

Dominion Generation

Presented below are selected operating statistics related to Dominion Generation’s operations:

	First Quarter
	2013	2012	% Change
Electricity supplied (million MWh):
Utility	21.1	19.6	8%
Merchant(1)	7.0	7.3	(4)
Degree days (electric utility service area):
Cooling	—	26	(100)
Heating	2,061	1,472	40

(1)	Excludes 4.0 million MWh for the three months ended March 31, 2013 related to Kewaunee, Brayton Point, Kincaid and Dominion’s 50% interest in Elwood. Excludes 3.7 million MWh for the three months ended March 31, 2012 related to Kewaunee, State Line, Salem Harbor, Brayton Point, Kincaid, and Dominion’s 50% interest in Elwood.

Presented below, on an after-tax basis, are the key factors impacting Dominion Generation’s net income contribution:

	First Quarter 2013 vs. 2012 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Merchant generation margin	$(19)	$(0.03)
Regulated electric sales:
Weather	30	0.05
Other	(4)	(0.01)
Rate adjustment clause equity return	11	0.02
Other(1)	(24)	(0.04)
Share dilution	—	(0.01)

Change in net income contribution	$(6)	$(0.02)

(1)	Primarily reflects the absence of a $20 million reduction of a valuation allowance related to state operating loss carryforwards associated with Fairless that occurred in 2012.

Dominion Energy

Presented below are selected operating statistics related to Dominion Energy’s operations:

	First Quarter
	2013	2012	% Change
Gas distribution throughput (bcf):
Sales	14	12	17%
Transportation	110	98	12
Heating degree days (gas distribution service area)	3,023	2,309	31
Average gas distribution customer accounts (thousands)(1):
Sales	250	256	(2)
Transportation	1,055	1,051	—

(1)	Period average.

PAGE57

Presented below, on an after-tax basis, are the key factors impacting Dominion Energy’s net income contribution:

	First Quarter 2013 vs. 2012 Increase (Decrease)
	Amount	EPS
(millions, except EPS)
Weather	$6	$0.01
Producer services margin	(6)	(0.01)
Gas transmission margin(1)	22	0.04
Gain from contribution of Line TL-404 to Blue Racer	14	0.02
Other	(6)	(0.01)

Change in net income contribution	$30	$0.05

(1)	Primarily reflects the Appalachian Gateway Project that was placed into service in September 2012.

Corporate and Other

Presented below are the Corporate and Other segment’s after-tax results:

	First Quarter
	2013	2012	$ Change
(millions, except EPS)
Specific items attributable to operating segments	$17	$(3)	$20
Specific items attributable to corporate operations	2	—	2

Total specific items	19	(3)	22
Other corporate operations	(72)	(51)	(21)

Total net benefit (expense)	$(53)	$(54)	$1
EPS impact	$(0.09)	$(0.10)	$0.01

Total Specific Items

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items.

Other Corporate Operations

Year-To-Date 2013 vs. 2012

Net expenses increased primarily due to losses related to early retirement of debt in 2013.

PAGE58

Virginia Power

Results of Operations

Presented below is a summary of Virginia Power’s consolidated results:

	First Quarter
	2013	2012	$ Change
(millions)
Net income	$287	$243	$44

Overview

First Quarter 2013 vs. 2012

Net income increased by 18% primarily due to the impact of more favorable weather.

PAGE59

Analysis of Consolidated Operations

Presented below are selected amounts related to Virginia Power’s results of operations:

	First Quarter
	2013	2012	$ Change
(millions)
Operating revenue	$1,781	$1,754	$27
Electric fuel and other energy-related purchases	570	614	(44)
Purchased electric capacity	88	113	(25)

Net revenue	1,123	1,027	96

Other operations and maintenance	319	306	13
Depreciation and amortization	207	188	19
Other taxes	67	65	2
Other income	25	23	2
Interest and related charges	93	100	(7)
Income tax expense	175	148	27

An analysis of Virginia Power’s results of operations follows:

First Quarter 2013 vs. 2012

Net revenue increased 9%, primarily reflecting:

•

The impact ($63 million) of an increase in sales to retail customers primarily due to an increase in heating degree days ($73 million), partially offset by a decrease in sales due to the effect of unfavorable economic conditions on customer usage and other factors ($10 million); and

•	An increase in rate adjustment clause revenue ($25 million).

Other operations and maintenance increased 4%, primarily reflecting:

•	A $14 million increase in salaries, wages and benefits;

•	A $14 million increase in storm damage and service restoration costs; and

•	An $8 million increase due to the impact of various other individually immaterial and unrelated items; partially offset by

•	A $23 million decrease in certain electric transmission-related expenditures. These expenses are recovered through FERC rates.

Depreciation and amortization increased 10%, primarily due to property additions.

Income tax expense increased 18%, primarily reflecting higher pre-tax income in 2013.

Segment Results of Operations

Presented below is a summary of contributions by Virginia Power’s operating segments to net income:

	First Quarter
	2013	2012	$ Change
(millions)
DVP	$118	$107	$11
Dominion Generation	168	133	35

Primary operating segments	286	240	46
Corporate and Other	1	3	(2)

Consolidated	$287	$243	$44

PAGE60

DVP

Presented below are operating statistics related to Virginia Power’s DVP segment:

	First Quarter
	2013	2012	% Change
Electricity delivered (million MWh)	21.1	19.6	8%
Degree days (electric distribution service area):
Cooling	—	26	(100)
Heating	2,061	1,472	40
Average electric distribution customer accounts (thousands)(1)	2,469	2,448	1

(1)	Period average.

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s DVP segment’s net income contribution:

First Quarter 2013 vs. 2012 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$15
Other	(2)
FERC transmission equity return	6
Storm damage and service restoration	(8)

Change in net income contribution	$11

Dominion Generation

Presented below are operating statistics related to Virginia Power’s Dominion Generation segment:

	First Quarter
	2013	2012	% Change
Electricity supplied (million MWh):	21.1	19.6	8%
Degree days (electric utility service area):
Cooling	—	26	(100)
Heating	2,061	1,472	40

Presented below, on an after-tax basis, are the key factors impacting Virginia Power’s Dominion Generation segment’s net income contribution:

First Quarter 2013 vs. 2012 Increase (Decrease)
(millions)
Regulated electric sales:
Weather	$30
Other	(4)
Rate adjustment clause equity return	11
Other	(2)

Change in net income contribution	$35

Corporate and Other

Corporate and Other includes specific items that are not included in profit measures evaluated by management in assessing segment performance or in allocating resources among the segments. See Note 19 to the Consolidated Financial Statements in this report for discussion of these items.

PAGE61

Selected Information – Energy Trading Activities

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

A summary of the changes in the unrealized gains and losses recognized for Dominion’s energy-related derivative instruments held for trading purposes follows:

Amount
(millions)
Net unrealized gains at December 31, 2012	$78
Contracts realized or otherwise settled during the period	(40)
Change in unrealized gains and losses	12

Net unrealized gains at March 31, 2013	$50

The balance of net unrealized gains and losses recognized for Dominion’s energy-related derivative instruments held for trading purposes at March 31, 2013, is summarized in the following table based on the approach used to determine fair value:

Maturity Based on Contract Settlement or Delivery Date(s)
Sources of Fair Value	2013	2014 – 2015	2016 – 2017	2018 and thereafter	Total
Prices actively quoted – Level 1(1)	$—	$—	$—	$—	$—
Prices provided by other external sources – Level 2(2)	33	28	2	—	63
Prices based on models and other valuation methods – Level 3(3)	(3)	(6)	(4)	—	(13)

Total	$30	$22	$(2)	$—	$50

(1)	Values represent observable unadjusted quoted prices for traded instruments in active markets.
(2)	Values with inputs that are observable directly or indirectly for the instrument, but do not qualify for Level 1.
(3)	Values with a significant amount of inputs that are not observable for the instrument.

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

At March 31, 2013, Dominion had $1.5 billion of unused capacity under its credit facilities, including $587 million of unused capacity under joint credit facilities available to Virginia Power.

The dispositions of certain merchant generation facilities during 2012 and the expected sale or decommissioning of certain other merchant generation facilities in 2013 are not expected to negatively impact Dominion’s liquidity.

PAGE62

A summary of Dominion’s cash flows is presented below:

	2013	2012
(millions)
Cash and cash equivalents at January 1	$248	$102
Cash flows provided by (used in):
Operating activities	1,052	1,623
Investing activities	(862)	(946)
Financing activities	(403)	(646)

Net increase (decrease) in cash and cash equivalents	(213)	31

Cash and cash equivalents at March 31	$35	$133

A summary of Virginia Power’s cash flows is presented below:

	2013	2012
(millions)
Cash and cash equivalents at January 1	$28	$29
Cash flows provided by (used in):
Operating activities	707	906
Investing activities	(655)	(558)
Financing activities	(77)	(349)

Net decrease in cash and cash equivalents	(25)	(1)

Cash and cash equivalents at March 31	$3	$28

Operating Cash Flows

Net cash provided by Dominion’s operating activities decreased by $571 million, primarily due to lower deferred fuel cost recoveries in its Virginia jurisdiction in 2013 as compared to 2012, higher net margin collateral requirements, and the absence of income tax refunds received in 2012. The decrease was partially offset by the impact of more favorable weather in 2013 as compared to 2012.

Net cash provided by Virginia Power’s operating activities decreased by $199 million, primarily due to lower deferred fuel cost recoveries in 2013 as compared to 2012 and net changes in other working capital items. The decrease was partially offset by the impact of more favorable weather.

Dominion believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and maintain or grow the dividend on common shares. Virginia Power believes that its operations provide a stable source of cash flow to contribute to planned levels of capital expenditures and provide dividends to Dominion.

The Companies’ operations are subject to risks and uncertainties that may negatively impact the timing or amounts of operating cash flows, which are discussed in Item 1A. Risk Factors in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1A. Risk Factors in this report.

PAGE63

Credit Risk

Dominion’s exposure to potential concentrations of credit risk results primarily from its energy marketing and price risk management activities. Presented below is a summary of Dominion’s credit exposure as of March 31, 2013 for these activities. Gross credit exposure for each counterparty is calculated prior to the application of collateral and represents outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights.

	Gross Credit Exposure	Credit Collateral	Net Credit Exposure
(millions)
Investment grade(1)	$322	$—	$322
Non-investment grade(2)	4	—	4
No external ratings:
Internally rated – investment grade(3)	117	—	117
Internally rated – non-investment grade(4)	109	1	108

Total	$552	$1	$551

(1)	Designations as investment grade are based upon minimum credit ratings assigned by Moody’s and Standard & Poor’s. The five largest counterparty exposures, combined, for this category represented approximately 32% of the total net credit exposure.
(2)	The five largest counterparty exposures, combined, for this category represented approximately 1% of the total net credit exposure.
(3)	The five largest counterparty exposures, combined, for this category represented approximately 12% of the total net credit exposure.
(4)	The five largest counterparty exposures, combined, for this category represented approximately 13% of the total net credit exposure.

Virginia Power’s exposure to potential concentrations of credit risk results primarily from sales to wholesale customers and was not material at March 31, 2013.

Investing Cash Flows

Net cash used in Dominion’s investing activities decreased by $84 million, primarily due to lower capital expenditures.

Net cash used in Virginia Power’s investing activities increased by $97 million, primarily due to higher capital expenditures.

Financing Cash Flows and Liquidity

Dominion and Virginia Power rely on capital markets as significant sources of funding for capital requirements not satisfied by cash provided by their operations. As discussed further in Credit Ratings and Debt Covenants in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, the Companies’ ability to borrow funds or issue securities and the return demanded by investors are affected by credit ratings. In addition, the raising of external capital is subject to certain regulatory requirements, including registration with the SEC and, in the case of Virginia Power, approval by the Virginia Commission.

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

Net cash used in Dominion’s financing activities decreased by $243 million, primarily due to lower net debt repayments in 2013 as compared to 2012 as a result of lower cash inflow from operations.

Net cash used in Virgina Power’s financing activities decreased by $272 million, primarily due to net debt issuances in 2013 as compared to net debt repayments in 2012 as a result of lower cash inflow from operations.

See Note 14 to the Consolidated Financial Statements in this report for further information regarding Dominion’s and Virginia Power’s credit facilities, liquidity and significant financing transactions.

PAGE64

Credit Ratings

Credit ratings are intended to provide banks and capital market participants with a framework for comparing the credit quality of securities and are not a recommendation to buy, sell or hold securities. In the Credit Ratings section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, there is a discussion on the use of capital markets by the Companies, as well as the impact of credit ratings on the accessibility and costs of using these markets. As of March 31, 2013, there have been no changes in the Companies’ credit ratings.

Debt Covenants

In the Debt Covenants section of MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, there is a discussion on the various covenants present in the enabling agreements underlying the Companies’ debt. As of March 31, 2013, there have been no material changes to debt covenants, nor any events of default under the Companies’ debt covenants.

Future Cash Payments for Contractual Obligations and Planned Capital Expenditures

As of March 31, 2013, there have been no material changes outside the ordinary course of business to Dominion’s or Virginia Power’s contractual obligations as disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, Dominion’s planned capital expenditures for 2013, 2014 and 2015 are expected to total approximately $5.1 billion, $5.1 billion and $4.3 billion, respectively. The increase in planned capital expenditures, as compared to the amounts originally forecasted in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2012, primarily reflects the planned construction of the Cove Point liquefaction project in Maryland. There have been no material changes to Virginia Power’s planned capital expenditures.

Use of Off-Balance Sheet Arrangements

As of March 31, 2013, there have been no material changes in the off-balance sheet arrangements disclosed in MD&A in the Companies’ Annual Report on Form 10-K for the year ended December 31, 2012.

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

Environmental Matters

Dominion and Virginia Power are subject to costs resulting from a number of federal, state and local laws and regulations designed to protect human health and the environment. These laws and regulations affect future planning and existing operations. They can result in increased capital, operating and other costs as a result of compliance, remediation, containment and monitoring obligations. See Note 22 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and Note 15 in this report for additional information on various environmental matters.

Regulatory Matters

See Note 13 to the Consolidated Financial Statements in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and Note 12 in this report for additional information on various regulatory matters.

Legal Matters

See Item 3. Legal Proceedings in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012 and Notes 12 and 15 and Part II, Item 1. in this report for additional information on various legal matters.

Cove Point Liquefaction Project

Dominion is pursuing a liquefaction project at Cove Point, which would enable the facility to liquefy domestically-produced natural gas and export it as LNG. The project, which is expected to cost between approximately $3.4 billion and $3.8 billion, exclusive of financing costs, will have a name-plate capacity of 5.25 million metric tons per annum of LNG.

In April 2013, Dominion announced it had fully subscribed the marketed capacity of the project with signed 20-year terminal service agreements. Pacific Summit Energy, LLC, a U.S. affiliate of Japanese trading company Sumitomo Corporation, and GAIL Global (USA) LNG LLC, a U.S. affiliate of GAIL (India) Ltd., have each contracted for half of the marketed capacity. Dominion also announced it had awarded its engineering, procurement and construction contract for new liquefaction facilities to IHI/Kiewit Cove Point, a joint venture between IHI E&C International Corporation and Kiewit Energy Company, following completion of the front-end engineering and design work.

PAGE65

In April 2013, Cove Point filed with FERC for permission to build liquefaction and other facilities related to the export of natural gas. Also in April 2013, Cove Point filed an application with the Maryland Commission for a certificate of public convenience and necessity to authorize the construction of an electric generating station needed to power the proposed liquefaction equipment. Following receipt of regulatory and other approvals, construction of liquefaction facilities could begin in 2014 with an in-service date in 2017.

Cove Point has historically operated as an LNG import facility, under various long-term import contracts. Since 2010, Dominion has renegotiated certain existing LNG import contracts in a manner that will result in a significant reduction in pipeline and storage capacity utilization and associated anticipated revenues during the period from 2017 through 2028. Such amendments created the opportunity for Dominion to explore the Cove Point liquefaction project, which, assuming it becomes operational, will extend the economic life of Cove Point and contribute to Dominion’s overall growth plan. In total, these renegotiations reduced expected annual revenues from the import-related contracts by approximately $150 million annually from 2017 through 2028, partially offset by approximately $50 million of additional revenues in the years 2013 through 2017.

Dominion is party to an agreement with the Sierra Club restricting activities on portions of the Cove Point property. In May 2012, in response to claims by the Sierra Club, Cove Point filed a complaint for declaratory judgment with the Circuit Court for Calvert County, Maryland to confirm its right to construct the project. In January 2013, the Circuit Court issued a declaratory judgment confirming Cove Point’s right to build liquefaction facilities. In February 2013, the Sierra Club filed a notice of appeal with the Maryland Court of Special Appeals, the intermediate appellate court in Maryland, seeking review of the circuit court’s ruling. In March 2013, Cove Point filed a petition with the Maryland Court of Appeals, the highest appellate court in Maryland, requesting that the Court of Appeals take the appeal directly thus bypassing the intermediate appellate court. Dominion believes that the agreement with the Sierra Club permits it to locate, construct and operate a liquefaction plant at the Cove Point facility.

North Anna 3

Virginia Power is considering the construction of a third nuclear unit at a site located at North Anna. In April 2013, Virginia Power decided to replace the reactor design previously selected for a potential unit with ESBWR technology.

If Virginia Power decides to build a new unit, it must first receive a COL from the NRC, the approval of the Virginia Commission and certain environmental permits and other approvals. Virginia Power expects to amend its COL application to reflect the ESBWR technology by the end of 2013 and expects to receive the COL no earlier than late 2015. Virginia Power has not yet committed to building a new nuclear unit at North Anna.

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

PAGE66

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

A hypothetical 10% unfavorable change in commodity prices of Dominion’s non-trading commodity-based financial derivative instruments would have resulted in a decrease in fair value of approximately $152 million and $128 million as of March 31, 2013 and December 31, 2012, respectively. A hypothetical 10% unfavorable change in commodity prices of Dominion’s commodity-based financial derivative instruments held for trading purposes would have resulted in a decrease in fair value of approximately $7 million and $18 million as of March 31, 2013 and December 31, 2012, respectively.

A hypothetical 10% unfavorable change in commodity prices would not have resulted in a material change in the fair value of Virginia Power’s non-trading commodity-based financial derivatives as of March 31, 2013 or December 31, 2012.

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

Interest Rate Risk

Dominion and Virginia Power manage their interest rate risk exposure predominantly by maintaining a balance of fixed and variable rate debt. They also enter into interest rate sensitive derivatives, including interest rate swaps and interest rate lock agreements. For variable rate debt and interest rate swaps designated under fair value hedging and outstanding for Dominion and Virginia Power, a hypothetical 10% increase in market interest rates would not have resulted in a material change in earnings at March 31, 2013 or December 31, 2012.

Dominion and Virginia Power may also use forward-starting interest rate swaps and interest rate lock agreements as anticipatory hedges. As of March 31, 2013, Dominion and Virginia Power had $1.3 billion and $250 million, respectively, in aggregate notional amounts of these interest rate derivatives outstanding. A hypothetical 10% decrease in market interest rates would have resulted in a decrease of approximately $14 million and $3 million, respectively, in the fair value of Dominion’s and Virginia Power’s interest rate derivatives at March 31, 2013.

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

Dominion recognized net realized gains (including investment income) on nuclear decommissioning and rabbi trust investments of $69 million, $41 million and $126 million for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Dominion recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $146 million, $196 million and $210 million for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012, respectively.

Virginia Power recognized net realized gains (including investment income) on nuclear decommissioning trust investments of $18 million, $17 million and $53 million for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012, respectively. Net realized gains and losses include gains and losses from the sale of investments as well as any other-than-temporary declines in fair value. Virginia Power recorded, in AOCI and regulatory liabilities, a net increase in unrealized gains on these investments of $75 million, $79 million and $89 million for the three months ended March 31, 2013 and 2012 and for the year ended December 31, 2012, respectively.

PAGE67

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

In February 2008, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA concerning historical operating changes and capital improvements undertaken at State Line and Kincaid. In April 2009, Dominion received a second request for information. Also in April 2009, Dominion received a Notice and Finding of Violations from the EPA claiming violations of the CAA New Source Review requirements, NSPS, the Title V permit program and the stations’ respective State Implementation Plans. In May 2010, Dominion received a request for information pursuant to Section 114 of the CAA from the EPA concerning historical operating changes and capital improvements undertaken at Brayton Point.

Dominion believes that it complied with applicable laws and the EPA regulations and interpretations in effect at the time the work in question took place. Dominion entered into settlement discussions with the U.S. government and reached an agreement to settle the allegations. In April 2013, the U.S. government lodged a consent decree and complaint with the U.S. District Court for the Central District of Illinois that resolves all alleged violations at State Line, Kincaid and Brayton Point. The settlement mandates the closure of State Line, installation of certain control technology at Kincaid and Brayton Point, the achievement of certain emissions limitations, payment of a civil penalty of $3 million and funding of $10 million in environmental mitigation projects. The consent decree will undergo a 30-day public comment period and is expected to be entered by the court thereafter. Dominion previously accrued a liability of $13 million related to this matter. State Line ceased operations in March 2012 and was sold in June 2012. The installation of pollution control technology is in progress at Kincaid and has been completed at Brayton Point. While Dominion has agreed to sell Kincaid and Brayton Point, under the terms of the sale transaction Dominion will retain the $13 million liability associated with the settlement agreement.

See the following for discussions on various environmental and other regulatory proceedings to which the Companies are parties:

•	Notes 13 and 22 to the Consolidated Financial Statements and Future Issues and Other Matters in MD&A in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012.

•	Notes 12 and 15 to the Consolidated Financial Statements in this report.

ITEM 1A. RISK FACTORS

Dominion’s and Virginia Power’s businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the Companies’ control. A number of these risk factors have been identified in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012, which should be taken into consideration when reviewing the information contained in this report. Other than the risk factor discussed below, there have been no material changes with regard to the risk factors previously disclosed in Dominion’s and Virginia Power’s Annual Report on Form 10-K for the year ended December 31, 2012. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this report, see Forward-Looking Statements in MD&A.

PAGE68

The development, construction and operation of the Cove Point liquefaction project would involve significant risks. As described in greater detail in Future Issues and Other Matters, Dominion intends to invest significant financial resources in the liquefaction project. An inability to obtain financing or otherwise provide liquidity for the project on acceptable terms could negatively affect Dominion’s financial condition, cash flows, the project’s anticipated financial results and/or impair Dominion’s ability to execute the business plan for the project as scheduled.

The project remains subject to DOE, FERC and other approvals. If Dominion receives DOE authorization to export LNG to non-free trade agreement countries, such authorization would be subject to review and possible withdrawal should the DOE conclude that such export authorization is no longer in the public interest, which could have a material adverse effect on the construction or operation of the facility. In addition, the project has been the subject of litigation which, although decided in Dominion’s favor, is the subject of an appeal.

There is no recent industry experience in the U.S. regarding the construction or operation of large liquefaction projects. The construction of the facility is expected to take several years, will be confined within a limited geographic area and could be subject to delays, cost overruns, labor disputes and other factors that could cause the total cost of the project to exceed the anticipated amount and adversely affect Dominion’s financial performance and/or impair Dominion’s ability to execute the business plan for the project as scheduled.

There are significant customer risks associated with the project. The terminal service agreements are subject to certain conditions precedent, including receipt of regulatory approvals. Dominion will also be exposed to counterparty credit risk. While the counterparties’ obligations are supported by parental guarantees and letters of credit, there is no assurance that such credit support would be sufficient to satisfy the obligations in the event of a counterparty default. In addition, if a controversy arises under either agreement resulting in a judgment in Dominion’s favor, Dominion may need to seek to enforce a final U.S. court judgment in a foreign tribunal, which could involve a lengthy process.

Assuming current commodity price trends continue, if Dominion is unable to pursue the liquefaction project, Dominion may not be able to offset the prospective revenue reductions associated with the existing import contracts as described in Future Issues and Other Matters.

PAGE69

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Dominion

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)(2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs(3)
1/1/13 – 1/31/13	—	$—	—	19,629,059 shares/ $1.18 billion
2/1/13 – 2/28/13	121,065	54.17	—	19,629,059 shares/ $1.18 billion
3/1/13 – 3/31/13	—	—	—	19,629,059 shares/ $1.18 billion

Total	121,065	$54.17	—	19,629,059 shares/ $1.18 billion

(1)	In February 2013, 121,065 shares were tendered by employees to satisfy tax withholding obligations on vested restricted stock.
(2)	Represents the weighted-average price paid per share.
(3)	The remaining repurchase authorization is pursuant to repurchase authority granted by the Dominion BOD in February 2005, as modified in June 2007. The aggregate authorization granted by the Dominion BOD was 86 million shares (as adjusted to reflect a two-for-one stock split distributed in November 2007) not to exceed $4 billion.

PAGE70

ITEM 6. EXHIBITS

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q for the quarter ended March 30, 2011 filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 13, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of First Supplemental Indenture, dated June 1, 1998 (Exhibit 4.2, Form 8-K filed June 12, 1998, File No. 1-2255); Form of Second Supplemental Indenture, dated June 1, 1999 (Exhibit 4.2, Form 8-K filed June 4, 1999, File No. 1-2255); Form of Third Supplemental Indenture, dated November 1, 1999 (Exhibit 4.2, Form 8-K filed October 27, 1999, File No. 1-2255); Forms of Fourth and Fifth Supplemental Indentures, dated March 1, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed March 26, 2001, File No. 1-2255); Form of Sixth Supplemental Indenture, dated January 1, 2002 (Exhibit 4.2, Form 8-K filed January 29, 2002, File No. 1-2255); Seventh Supplemental Indenture, dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255); Form of Eighth Supplemental Indenture, dated February 1, 2003 (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255); Forms of Ninth and Tenth Supplemental Indentures, dated December 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Eleventh Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255); Forms of Twelfth and Thirteenth Supplemental Indentures, dated January 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Forms of Sixteenth and Seventeenth Supplemental Indentures, dated November 1, 2007 (Exhibits 4.2 and 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255).	X	X

10.1*	2013 Performance Grant Plan under 2013 Long-Term Incentive Program approved January 24, 2013 (Exhibit 10.1, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X

10.2*	Form of Restricted Stock Award Agreement under the 2013 Long-Term Incentive Program approved January 24, 2013 (Exhibit 10.2, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X

PAGE71

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X

*	Indicates management contract or compensatory plan or arrangement
^	This exhibit will not be deemed “filed” by Virginia Electric and Power Company for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Virginia Electric and Power Company specifically incorporates it by reference.

PAGE72

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOMINION RESOURCES, INC. Registrant

April 25, 2013	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting and Controller (Chief Accounting Officer)

VIRGINIA ELECTRIC AND POWER COMPANY Registrant

April 25, 2013	/s/ Ashwini Sawhney
Ashwini Sawhney Vice President – Accounting (Chief Accounting Officer)

PAGE73

EXHIBIT INDEX

Exhibit Number	Description	Dominion	Virginia Power

3.1.a	Dominion Resources, Inc. Articles of Incorporation as amended and restated effective May 20, 2010 (Exhibit 3.1, Form 8-K filed May 20, 2010, File No. 1-8489).	X

3.1.b	Virginia Electric and Power Company Amended and Restated Articles of Incorporation, as in effect on March 3, 2011 (Exhibit 3.1b, Form 10-Q for the quarter ended March 30, 2011 filed April 29, 2011, File No. 1-2255).		X

3.2.a	Dominion Resources, Inc. Amended and Restated Bylaws, effective December 13, 2011 (Exhibit 3.1, Form 8-K filed December 14, 2011, File No. 1-8489).	X

3.2.b	Virginia Electric and Power Company Amended and Restated Bylaws, effective June 1, 2009 (Exhibit 3.1, Form 8-K filed June 3, 2009, File No. 1-2255).		X

4	Dominion Resources, Inc. and Virginia Electric and Power Company agree to furnish to the Securities and Exchange Commission upon request any other instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of either of their total consolidated assets.	X	X

4.1	Form of Senior Indenture, dated June 1, 1998, between Virginia Electric and Power Company and The Bank of New York Mellon (as successor trustee to JP Morgan Chase Bank (formerly The Chase Manhattan Bank)), as Trustee (Exhibit 4(iii), Form S-3 Registration Statement filed February 27, 1998, File No. 333-47119); Form of First Supplemental Indenture, dated June 1, 1998 (Exhibit 4.2, Form 8-K filed June 12, 1998, File No. 1-2255); Form of Second Supplemental Indenture, dated June 1, 1999 (Exhibit 4.2, Form 8-K filed June 4, 1999, File No. 1-2255); Form of Third Supplemental Indenture, dated November 1, 1999 (Exhibit 4.2, Form 8-K filed October 27, 1999, File No. 1-2255); Forms of Fourth and Fifth Supplemental Indentures, dated March 1, 2001 (Exhibits 4.2 and 4.3, Form 8-K filed March 26, 2001, File No. 1-2255); Form of Sixth Supplemental Indenture, dated January 1, 2002 (Exhibit 4.2, Form 8-K filed January 29, 2002, File No. 1-2255); Seventh Supplemental Indenture, dated September 1, 2002 (Exhibit 4.4, Form 8-K filed September 11, 2002, File No. 1-2255); Form of Eighth Supplemental Indenture, dated February 1, 2003 (Exhibit 4.2, Form 8-K filed February 27, 2003, File No. 1-2255); Forms of Ninth and Tenth Supplemental Indentures, dated December 1, 2003 (Exhibits 4.2 and 4.3, Form 8-K filed December 4, 2003, File No. 1-2255); Form of Eleventh Supplemental Indenture, dated December 1, 2003 (Exhibit 4.2, Form 8-K filed December 11, 2003, File No. 1-2255); Forms of Twelfth and Thirteenth Supplemental Indentures, dated January 1, 2006 (Exhibits 4.2 and 4.3, Form 8-K filed January 12, 2006, File No. 1-2255); Form of Fourteenth Supplemental Indenture, dated May 1, 2007 (Exhibit 4.2, Form 8-K filed May 16, 2007, File No. 1-2255); Form of Fifteenth Supplemental Indenture, dated September 1, 2007 (Exhibit 4.2, Form 8-K filed September 10, 2007, File No. 1-2255); Forms of Sixteenth and Seventeenth Supplemental Indentures, dated November 1, 2007 (Exhibits 4.2 and 4.3, Form 8-K filed November 30, 2007, File No. 1-2255); Form of Eighteenth Supplemental Indenture, dated April 1, 2008 (Exhibit 4.2, Form 8-K filed April 15, 2008, File No. 1-2255); Form of Nineteenth Supplemental and Amending Indenture, dated November 1, 2008 (Exhibit 4.2, Form 8-K filed November 5, 2008, File No. 1-2255); Form of Twentieth Supplemental Indenture, dated June 1, 2009 (Exhibit 4.3, Form 8-K filed June 24, 2009, File No. 1-2255); Form of Twenty-First Supplemental Indenture, dated August 1, 2010 (Exhibit 4.3, Form 8-K filed September 1, 2010, File No. 1-2255); Twenty-Second Supplemental Indenture, dated as of January 1, 2012 (Exhibit 4.3, Form 8-K filed January 12, 2012, File No. 1-2255); Twenty-Third Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.3, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fourth Supplemental Indenture, dated as of January 1, 2013 (Exhibit 4.4, Form 8-K filed January 8, 2013, File No. 1-2255); Twenty-Fifth Supplemental Indenture, dated as of March 1, 2013 (Exhibit 4.3, Form 8-K filed March 14, 2013, File No. 1-2255).	X	X

10.1*	2013 Performance Grant Plan under 2013 Long-Term Incentive Program approved January 24, 2013 (Exhibit 10.1, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X

10.2*	Form of Restricted Stock Award Agreement under the 2013 Long-Term Incentive Program approved January 24, 2013 (Exhibit 10.2, Form 8-K filed January 25, 2013, File No. 1-8489).	X	X

31.a	Certification by Chief Executive Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

PAGE74

31.b	Certification by Chief Financial Officer of Dominion Resources, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	X

31.c	Certification by Chief Executive Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

31.d	Certification by Chief Financial Officer of Virginia Electric and Power Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).		X

32.a	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Dominion Resources, Inc. as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	X

32.b	Certification to the Securities and Exchange Commission by Chief Executive Officer and Chief Financial Officer of Virginia Electric and Power Company as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).		X

99	Condensed consolidated earnings statements (filed herewith).	X	X

101^	The following financial statements from Dominion Resources, Inc.’s and Virginia Electric and Power Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on April 25, 2013, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements.	X	X

*	Indicates management contract or compensatory plan or arrangement
^	This exhibit will not be deemed “filed” by Virginia Electric and Power Company for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that Virginia Electric and Power Company specifically incorporates it by reference.

PAGE75